Form 10-Q
period 2014-03-31
TIMBERLAND BANCORP INC
filed 2014-05-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT APRIL 30, 2014
Common stock, $.01 par value	7,045,936

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2014 and September 30, 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2014	September 30, 2013
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$11,437	$12,879
Interest-bearing deposits in banks	58,804	81,617
Total cash and cash equivalents	70,241	94,496

Certificates of deposit (“CDs”) held for investment (at cost which approximates fair value)	31,385	30,042
Mortgage-backed securities (“MBS”) and other investments - held to maturity, at amortized cost (estimated fair value $6,292 and $3,533)	5,511	2,737
MBS and other investments - available for sale	2,991	4,101
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,351	5,452

Loans receivable	564,109	557,329
Loans held for sale	1,332	1,911
Less: Allowance for loan losses	(10,749)	(11,136)
Net loans receivable	554,692	548,104

Premises and equipment, net	17,785	17,764
Other real estate owned (“OREO”) and other repossessed assets, net	13,208	11,720
Accrued interest receivable	2,003	1,972
Bank owned life insurance (“BOLI”)	17,361	17,102
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	61	119
Mortgage servicing rights (“MSRs”), net	1,958	2,266
Other assets	4,220	4,123
Total assets	$732,417	$745,648

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$95,607	$87,657
Interest-bearing	508,767	520,605
Total deposits	604,374	608,262

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	3,019	2,698
Total liabilities	652,393	655,960
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2014 and September 30, 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2014	September 30, 2013
Shareholders’ equity
Fixed Rate Cumulative Perpetual Preferred Stock. Series A, $0.01 par value; 1,000,000 shares authorized; redeemable at $1,000 per share; 12,065 shares issued and outstanding - September 30, 2013	$—	$11,936
Common stock, $.01 par value; 50,000,000 shares authorized; 7,045,936 shares issued and outstanding - March 31, 2014 7,045,036 shares issued and outstanding - September 30, 2013	10,663	10,570
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,322)	(1,454)
Retained earnings	71,088	68,998
Accumulated other comprehensive loss	(405)	(362)
Total shareholders’ equity	80,024	89,688
Total liabilities and shareholders’ equity	$732,417	$745,648
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2014 and 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Interest and dividend income

Loans receivable	$7,255	$7,395	$14,573	$14,809
MBS and other investments	64	70	124	147
Dividends from mutual funds and FHLB stock	6	5	15	17
Interest-bearing deposits in banks	87	82	181	168
Total interest and dividend income	7,412	7,552	14,893	15,141

Interest expense

Deposits	514	650	1,064	1,378
FHLB advances	461	461	933	933
Total interest expense	975	1,111	1,997	2,311

Net interest income	6,437	6,441	12,896	12,830

Provision for loan losses	—	1,175	—	1,375

Net interest income after provision for loan losses	6,437	5,266	12,896	11,455

Non-interest income

Recovery (Other than temporary impairment “OTTI”) on MBS and other investments	89	4	86	(3)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes	—	(29)	1	(32)
Net recoveries (OTTI) on MBS and other investments	89	(25)	87	(35)

Loss on sale of MBS and other investments, net	(32)	—	(32)	—
Service charges on deposits	883	827	1,874	1,774
ATM and debit card interchange transaction fees	573	521	1,158	1,036
BOLI net earnings	143	144	258	287
Gain on sales of loans, net	172	833	474	1,475
Escrow fees	30	44	66	79
Valuation recovery on MSRs	—	221	—	475
Fee income from non-deposit investment sales	16	31	44	56
Other	139	182	279	346
Total non-interest income, net	2,013	2,778	4,208	5,493

 See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2014 and 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Non-interest expense
Salaries and employee benefits	$3,434	$3,086	$6,813	$6,200
Premises and equipment	647	725	1,340	1,415
Advertising	172	172	349	349
OREO and other repossessed assets, net	397	506	555	794
ATM and debit card processing	358	196	585	417
Postage and courier	110	109	207	209
Amortization of CDI	29	32	58	65
State and local taxes	121	157	238	296
Professional fees	211	192	394	434
Federal Deposit Insurance Corporation ("FDIC") insurance	160	128	321	369
Other insurance	40	43	79	95
Loan administration and foreclosure	138	49	248	187
Data processing and telecommunications	329	305	659	592
Deposit operations	225	161	423	338
Other	383	323	726	801
Total non-interest expense	6,754	6,184	12,995	12,561

Income before federal income taxes	1,696	1,860	4,109	4,387

Provision for federal income taxes	537	582	1,339	1,401
Net income	1,159	1,278	2,770	2,986

Preferred stock dividends	—	(207)	(136)	(408)
Preferred stock discount accretion	—	(126)	(70)	(189)
Discount on redemption of preferred stock	—	255	—	255

Net income to common shareholders	$1,159	$1,200	$2,564	$2,644

Net income per common share
Basic	$0.17	$0.18	$0.37	$0.39
Diluted	$0.16	$0.17	$0.37	$0.39

Weighted average common shares outstanding
Basic	6,856,633	6,815,782	6,855,142	6,815,782
Diluted	7,033,979	6,889,504	7,005,877	6,854,879

Dividends paid per common share	$0.04	$0.03	$0.07	$0.03

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Comprehensive income:
Net income	$1,159	$1,278	$2,770	$2,986
Unrealized holding loss on securities available for sale, net of tax	(69)	(8)	(67)	(27)
Change in OTTI on securities held to maturity, net of tax:
Additional amount recognized related to credit loss for which OTTI was previously recognized	1	18	—	18
Amount reclassified to credit loss for previously recorded market loss	—	1	—	3
Accretion of OTTI securities held to maturity, net of tax	12	11	24	23

Total comprehensive income	$1,103	$1,300	$2,727	$3,003

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2014 and the year ended September 30, 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2012	16,641	7,045,036	$16,229	$10,484	$(1,719)	$65,788	$(463)	$90,319

Net income	—	—	—	—	—	4,757	—	4,757
Accretion of preferred stock discount	—	—	283	—	—	(283)	—	—
Redemption of preferred stock	(4,576)	—	(4,576)	—	—	255	—	(4,321)
5% preferred stock dividend	—	—	—	—	—	(885)	—	(885)
Common stock dividends ($0.09 per common share)	—	—	—	—	—	(634)	—	(634)
Earned ESOP shares, net of tax	—	—	—	6	265	—	—	271
MRDP (1) compensation expense, net of tax	—	—	—	31	—	—	—	31
Stock option compensation expense	—	—	—	49	—	—	—	49
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	23	23
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	21	21
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	57	57

Balance, September 30, 2013	12,065	7,045,036	11,936	10,570	(1,454)	68,998	(362)	89,688

Net income	—	—	—	—	—	2,770	—	2,770
Accretion of preferred stock discount	—	—	70	—	—	(70)	—	—
Redemption of preferred stock	(12,065)	—	(12,006)	—	—	(59)	—	(12,065)
Exercise of stock options	—	3,600	—	16	—	—	—	16
Forfeiture of MRDP shares	—	(2,700)	—	—	—	—	—	—
5% preferred stock dividends	—	—	—	—	—	(58)	—	(58)
Common stock dividends ($0.07 per common share)	—	—	—	—	—	(493)	—	(493)
Earned ESOP shares, net of tax	—	—	—	28	132	—	—	160
MRDP compensation expense, net of tax	—	—	—	2	—	—	—	2
Stock option compensation expense	—	—	—	47	—	—	—	47
Unrealized holding loss on securities available for sale, net of tax	—	—	—	—	—	—	(67)	(67)
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	24	24

Balance, March 31, 2014	—	7,045,936	$—	$10,663	$(1,322)	$71,088	$(405)	$80,024
__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$2,770	$2,986
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	1,375
Depreciation	576	528
Deferred federal income taxes	—	55
Amortization of CDI	58	65
Earned ESOP shares	132	132
MRDP compensation expense	2	22
Stock option compensation expense	47	24
Gain on sales of OREO and other repossessed assets, net	(109)	(219)
Provision for OREO losses	375	619
Gain on sale of premises and equipment	—	(8)
BOLI net earnings	(258)	(287)
Gain on sales of loans, net	(474)	(1,475)
Decrease in deferred loan origination fees	(3)	(243)
Net OTTI (recoveries) on MBS and other investments	(87)	35
Loss on sale of MBS and other investments, net	32	—
Valuation recovery on MSRs	—	(475)
Loans originated for sale	(14,420)	(53,957)
Proceeds from sales of loans	15,473	53,072
Decrease in other assets, net	184	566
Increase (decrease) in other liabilities and accrued expenses, net	320	(398)
Net cash provided by operating activities	4,618	2,417

Cash flows from investing activities
Net increase in CDs held for investment	(1,343)	(2,567)
Proceeds from sale of MBS and other investments available for sale	856	—
Proceeds from maturities and prepayments of MBS and other investments available for sale	212	447
Purchase of MBS and other investments held to maturity	(3,003)	—
Proceeds from maturities and prepayments of MBS and other investments held to maturity	279	317
Redemption of FHLB stock	101	102
Increase in loans receivable, net	(11,880)	(10,861)
Additions to premises and equipment	(597)	(768)
Proceeds from sale of premises and equipment	—	8
Proceeds from sale of OREO and other repossessed assets	2,962	1,653
Net cash used in investing activities	(12,413)	(11,669)

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2014	2013
Cash flows from financing activities
Increase (decrease) in deposits, net	$(3,888)	$3,659
Decrease in repurchase agreements, net	—	(306)
ESOP tax effect	28	(6)
Proceeds from exercise of stock options	16	—
Redemption of preferred stock	(12,065)	(4,321)
Dividends paid	(551)	(642)
Net cash used in financing activities	(16,460)	(1,616)

Net decrease in cash and cash equivalents	(24,255)	(10,868)
Cash and cash equivalents
Beginning of period	94,496	96,668
End of period	$70,241	$85,800

Supplemental disclosure of cash flow information
Income taxes paid	$1,135	$1,793
Interest paid	2,015	2,356

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$5,166	$4,452
Loans originated to facilitate the sale of OREO	450	670

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 (“2013 Form 10-K”).  The unaudited condensed consolidated results of operations for the six months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2014.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2014 presentation with no change to net income or total shareholders’ equity previously reported.

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

(3) MBS AND OTHER INVESTMENTS
MBS and other investments have been classified according to management’s intent and are as follows as of March 31, 2014 and September 30, 2013 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2014
Held to Maturity
MBS:
U.S. government agencies	$1,098	$30	$(2)	$1,126
Private label residential	1,396	796	(15)	2,177
U.S. agency securities	3,017	1	(29)	2,989
Total	$5,511	$827	$(46)	$6,292

Available for Sale
MBS:
U.S. government agencies	$1,941	$104	$(2)	$2,043
Mutual funds	1,000	—	(52)	948
Total	$2,941	$104	$(54)	$2,991

September 30, 2013
Held to Maturity
MBS:
U.S. government agencies	$1,202	$31	$(2)	$1,231
Private label residential	1,521	781	(15)	2,287
U.S. agency securities	14	1	—	15
Total	$2,737	$813	$(17)	$3,533

Available for Sale
MBS:
U.S. government agencies	$2,144	$87	$(2)	$2,229
Private label residential	804	120	(10)	914
Mutual funds	1,000	—	(42)	958
Total	$3,948	$207	$(54)	$4,101

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of March 31, 2014 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$2,991	$(30)	5	$81	$(1)	7	$3,072	$(31)
Private label residential	25	(2)	2	210	(13)	12	235	(15)
Total	$3,016	$(32)	7	$291	$(14)	19	$3,307	$(46)

Available for Sale
MBS:
U.S. government agencies	$63	$(2)	2	$—	$—	1	$63	$(2)
Mutual Funds	948	(52)	1	—	—	—	948	(52)
Total	$1,011	$(54)	3	$—	$—	1	$1,011	$(54)

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

During the three months ended March 31, 2014 and 2013, the Company recorded net recoveries (OTTI) through earnings on residential MBS of $89,000 and ($25,000), respectively. During the six months ended March 31, 2014 and 2013, the Company recorded net recoveries (OTTI) through earnings of $87,000 and ($35,000) respectively. The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii)amounts related to all other factors which are recognized as a component of other comprehensive income.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of March 31, 2014 and September 30, 2013:

	Range		Weighted
	Minimum	Maximum	Average
March 31, 2014
Constant prepayment rate	6.00%	15.00%	9.13%
Collateral default rate	0.45%	19.23%	6.96%
Loss severity rate	12.54%	73.69%	47.76%

September 30, 2013
Constant prepayment rate	6.00%	15.00%	12.33%
Collateral default rate	0.73%	22.53%	7.84%
Loss severity rate	20.48%	75.02%	52.69%

The following tables present the recoveries (OTTI) for the three and six months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries (OTTI)	$89	$—	$4	$—
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes (1)	—	—	(29)	—
Net recoveries (OTTI) recognized in earnings (2)	$89	$—	$(25)	$—

	Six Months Ended March 31, 2014		Six Months Ended March 31, 2013
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries (OTTI)	$86	$—	$(2)	$(1)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes (1)	1	—	(32)	—
Net recoveries (OTTI) recognized in earnings (2)	$87	$—	$(34)	$(1)

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents net recoveries (OTTI) related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income for the six months ended March 31, 2014 and 2013 (dollars in thousands):

	Six Months Ended March 31,
	2014	2013
Beginning balance of credit loss	$2,084	$2,703
Additions:
Credit losses for which OTTI was not previously recognized	2	5
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—	30
Subtractions:
Realized losses previously recorded as credit losses	(492)	(384)
Recovery of prior credit loss	87	—
Ending balance of credit loss	$1,681	$2,354

There was a $32,000 realized loss on sale of securities for the three and six months ended March 31, 2014. There was no realized loss on sale of securities for the three and six months ended March 31, 2013. During the three months ended March 31, 2014, the Company recorded a net $365,000 realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS and five available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the six months ended March 31, 2014, the Company recorded a net $405,000 realized loss (as a result of securities being deemed worthless) on 15 held to maturity residential MBS and six available for sale MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended March 31, 2013, the Company recorded a $152,000 realized loss (as a result of the securities being deemed worthless) on 15 held to maturity residential MBS and six available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the six months ended March 31, 2013, the Company recorded a $384,000 realized loss (as a result of securities being deemed worthless) on 17 held to maturity residential MBS and six available for sale MBS, of which the entire amount had been recognized previously as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $6.49 million and $4.54 million at March 31, 2014 and September 30, 2013, respectively.

The contractual maturities of debt securities at March 31, 2014 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year to five years	20	21	24	23
Due after five to ten years	3,017	2,988	32	33
Due after ten years	2,474	3,283	1,885	1,987
Total	$5,511	$6,292	$1,941	$2,043

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

As of September 30, 2013 and March 31, 2014, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at March 31, 2014 and September 30, 2013
(dollars in thousands):

	March 31, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$100,985	17.2%	$104,298	18.0%
Multi-family	47,206	8.0	51,108	8.8
Commercial	299,791	51.0	291,297	50.3
Construction and land development	51,852	8.8	45,136	7.8
Land	29,593	5.0	31,144	5.4
Total mortgage loans	529,427	90.0	522,983	90.3

Consumer loans:
Home equity and second mortgage	32,120	5.5	33,014	5.7
Other	5,613	1.0	5,981	1.0
Total consumer loans	37,733	6.5	38,995	6.7

Commercial business loans	20,460	3.5	17,499	3.0

Total loans receivable	587,620	100.0%	579,477	100.0%
Less:
Undisbursed portion of construction loans in process	(20,472)		(18,527)
Deferred loan origination fees	(1,707)		(1,710)
Allowance for loan losses	(10,749)		(11,136)

Total loans receivable, net	$554,692		$548,104
________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at March 31, 2014 and September 30, 2013 (dollars in thousands):

	March 31, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
Custom and owner/builder	$47,365	91.3%	$40,811	90.4%
Speculative one- to four-family	2,054	4.0	1,428	3.2
Commercial real estate	1,993	3.8	2,239	5.0
Multi-family (including condominiums)	440	0.9	143	0.3
Land development	—	—	515	1.1
Total construction and land development loans	$51,852	100.0%	$45,136	100.0%

Allowance for Loan Losses
The following tables set forth information for the three and six months ended March 31, 2014 and 2013 regarding activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended March 31, 2014
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,321	$560	$273	$143	$1,751
Multi-family	551	(118)	—	—	433
Commercial	5,113	222	168	1	5,168
Construction – custom and owner/builder	332	16	—	—	348
Construction – speculative one- to four-family	118	(72)	—	—	46
Construction – commercial	80	(55)	—	—	25
Construction – multi-family	—	(126)	—	126	—
Construction – land development	—	(218)	—	218	—
Land	1,865	(242)	162	107	1,568
Consumer loans:
Home equity and second mortgage	809	52	—	7	868
Other	208	(12)	2	—	194
Commercial business loans	348	(7)	—	7	348
Total	$10,745	$—	$605	$609	$10,749

	Six Months Ended March 31, 2014
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,449	$774	$623	$151	$1,751
Multi-family	749	(316)	—	—	433
Commercial	5,275	352	463	4	5,168
Construction – custom and owner/builder	262	86	—	—	348
Construction – speculative one- to four-family	96	(50)	—	—	46
Construction – commercial	56	(31)	—	—	25
Construction – multi-family	—	(126)	—	126	—
Construction – land development	—	(287)	—	287	—
Land	1,940	(524)	255	407	1,568
Consumer loans:
Home equity and second mortgage	782	107	28	7	868
Other	200	(4)	2	—	194
Commercial business loans	327	19	14	16	348
Total	$11,136	$—	$1,385	$998	$10,749

	Three Months Ended March 31, 2013
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,829	$258	$261	$20	$1,846
Multi-family	945	(14)	116	—	815
Commercial	4,463	640	656	50	4,497
Construction – custom and owner/builder	294	(10)	—	—	284
Construction – speculative one- to four-family	132	9	—	—	141
Construction – commercial	371	(286)	—	—	85
Construction – land development	20	(8)	—	—	12
Land	2,285	409	498	1	2,197
Consumer loans:
Home equity and second mortgage	722	225	166	—	781
Other	249	(4)	6	—	239
Commercial business loans	459	(44)	—	1	416
Total	$11,769	$1,175	$1,703	$72	$11,313

	Six Months Ended March 31, 2013
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,558	$791	$524	$21	$1,846
Multi-family	1,156	(226)	116	1	815
Commercial	4,247	856	656	50	4,497
Construction – custom and owner/builder	386	(102)	—	—	284
Construction – speculative one- to four-family	128	13	—	—	141
Construction – commercial	429	(344)	—	—	85
Construction – land development	—	(128)	6	146	12
Land	2,392	510	707	2	2,197
Consumer loans:
Home equity and second mortgage	759	206	184	—	781
Other	254	(9)	6	—	239
Commercial business loans	516	(192)	—	92	416
Total	$11,825	$1,375	$2,199	$312	$11,313

The following table presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at March 31, 2014 and September 30, 2013 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2014
Mortgage loans:
One- to four-family	$824	$927	$1,751	$7,827	$93,158	$100,985
Multi-family	77	356	433	4,024	43,182	47,206
Commercial	1,452	3,716	5,168	17,563	282,228	299,791
Construction – custom and owner/builder	—	348	348	—	29,055	29,055
Construction – speculative one- to four-family	—	46	46	—	1,324	1,324
Construction – commercial	—	25	25	—	996	996
Construction – multi-family	—	—	—	—	5	5
Land	337	1,231	1,568	5,514	24,079	29,593
Consumer loans:
Home equity and second mortgage	199	669	868	725	31,395	32,120
Other	—	194	194	12	5,601	5,613
Commercial business loans	—	348	348	106	20,354	20,460
Total	$2,889	$7,860	$10,749	$35,771	$531,377	$567,148

September 30, 2013
Mortgage loans:
One- to four-family	$600	$849	$1,449	$8,984	$95,314	$104,298
Multi-family	334	415	749	5,184	45,924	51,108
Commercial	1,763	3,512	5,275	19,510	271,787	291,297
Construction – custom and owner/builder	—	262	262	—	22,788	22,788
Construction – speculative one- to four-family	88	8	96	687	236	923
Construction – commercial	—	56	56	—	2,239	2,239
Construction – multi-family	—	—	—	143	1	144
Construction – land development	—	—	—	515	—	515
Land	234	1,706	1,940	2,391	28,753	31,144
Consumer loans:
Home equity and second mortgage	57	725	782	679	32,335	33,014
Other	—	200	200	6	5,975	5,981
Commercial business loans	—	327	327	—	17,499	17,499
Total	$3,076	$8,060	$11,136	$38,099	$522,851	$560,950

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators at March 31, 2014 and September 30, 2013 (dollars in thousands):

March 31, 2014	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$91,659	$2,289	$887	$6,150	$100,985
Multi-family	37,566	1,723	7,147	770	47,206
Commercial	273,149	2,368	17,898	6,376	299,791
Construction – custom and owner/builder	29,055	—	—	—	29,055
Construction – speculative one- to four-family	1,324	—	—	—	1,324
Construction – commercial	996	—	—	—	996
Construction – multi-family	5	—	—	—	5

Land	20,272	117	2,923	6,281	29,593
Consumer loans:
Home equity and second mortgage	30,297	749	178	896	32,120
Other	5,562	39	—	12	5,613
Commercial business loans	20,148	108	98	106	20,460
Total	$510,033	$7,393	$29,131	$20,591	$567,148
September 30, 2013
Mortgage loans:
One- to four-family	$91,291	$4,032	$769	$8,206	$104,298
Multi-family	41,863	132	8,337	776	51,108
Commercial	262,502	3,309	12,522	12,964	291,297
Construction – custom and owner/builder	22,788	—	—	—	22,788
Construction – speculative one- to four-family	236	687	—	—	923
Construction – commercial	2,239	—	—	—	2,239
Construction – multi-family	—	—	—	144	144
Construction – land development	—	—	—	515	515
Land	20,627	5,101	1,129	4,287	31,144
Consumer loans:
Home equity and second mortgage	31,096	782	55	1,081	33,014
Other	5,937	39	—	5	5,981
Commercial business loans	17,029	366	104	—	17,499
Total	$495,608	$14,448	$22,916	$27,978	$560,950

The following tables present an age analysis of past due status of loans by category at March 31, 2014 and September 30, 2013 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2014
Mortgage loans:
One- to four-family	$—	$46	$5,168	$—	$5,214	$95,771	$100,985
Multi-family	—	—	—	—	—	47,206	47,206
Commercial	1,846	—	1,666	—	3,512	296,279	299,791
Construction – custom and owner/builder	—	—	—	—	—	29,055	29,055
Construction – speculative one- to four- family	—	—	—	—	—	1,324	1,324
Construction – commercial	—	—	—	—	—	996	996
Construction – multi-family	—	—	—	—	—	5	5
Land	15	—	5,271	—	5,286	24,307	29,593
Consumer loans:
Home equity and second mortgage	21	—	426	—	447	31,673	32,120
Other	—	39	12	—	51	5,562	5,613
Commercial business loans	48	—	106	—	154	20,306	20,460
Total	$1,930	$85	$12,649	$—	$14,664	$552,484	$567,148

September 30, 2013
Mortgage loans:
One- to four-family	$14	$1,218	$6,985	$—	$8,217	$96,081	$104,298
Multi-family	—	—	—	—	—	51,108	51,108
Commercial	—	2,537	3,435	—	5,972	285,325	291,297
Construction – custom and owner/ builder	—	—	—	—	—	22,788	22,788
Construction – speculative one- to four- family	—	—	—	—	—	923	923
Construction – commercial	—	—	—	—	—	2,239	2,239
Construction – multi-family	—	—	144	—	144	—	144
Construction – land development	—	—	515	—	515	—	515
Land	—	—	2,146	284	2,430	28,714	31,144
Consumer loans:
Home equity and second mortgage	101	20	380	152	653	32,361	33,014
Other	1	39	5	—	45	5,936	5,981
Commercial business loans	83	15	—	—	98	17,401	17,499
Total	$199	$3,829	$13,610	$436	$18,074	$542,876	$560,950

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

The following is a summary of information related to impaired loans as of March 31, 2014 and for the three and six months then ended (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$2,863	$3,236	$—	$4,095	$3,622	$—	$—	$—	$—
Multi-family	—	982	—	—	315	—	—	—	—
Commercial	9,106	12,401	—	7,157	8,132	28	116	22	88
Construction – custom and owner/builder	—	—	—	—	15	—	—	—	—
Construction – speculative one- to four-family	—	—	—	—	—	—	—	—	—
Construction – multi-family	—	339	—	—	184	—	—	—	—
Construction – land development	—	—	—	72	349	—	—	—	—
Land	967	1,732	—	95	1,635	3	6	2	5
Consumer loans:
Home equity and second mortgage	236	440	—	231	253	—	—	—	—
Other	12	13	—	9	9	—	—	—	—
Commercial business loans	106	124	—	56	22	—	—	—	—
Subtotal	13,290	19,267	—	11,715	14,536	31	122	24	93

With an allowance recorded:
Mortgage loans:
One- to four-family	4,964	4,999	824	3,905	4,351	42	70	30	51
Multi-family	4,024	4,024	77	4,479	5,004	62	131	46	98
Commercial	8,457	8,457	1,452	10,631	10,038	159	323	122	257
Construction – custom and owner/builder	—	—	—	—	20	—	—	—	—
Construction – speculative one- to four-family	—	—	—	343	552	—	11	—	7
Construction – multi-family	—	—	—	—	—	—	—	—	—
Construction - land development	—	—	—	—	—	—	—	—	—
Land	4,547	4,559	337	4,607	2,780	—	6	—	6
Consumer loans:
Home equity and second mortgage	489	489	199	394	389	3	8	4	6
Other	—	—	—		—	—	—	—	—
Commercial business loans	—	—	—		—	—	—	—	—
Subtotal	22,481	22,528	2,889	24,359	23,134	266	549	202	425

Total
Mortgage loans:
One- to four-family	$7,827	$8,235	$824	$8,000	$7,973	$42	$70	$30	$51
Multi-family	4,024	5,006	77	4,479	5,319	62	131	46	98
Commercial	17,563	20,858	1,452	17,788	18,170	187	439	144	345
Construction – custom and owner/builder	—	—	—	—	35	—	—	—	—
Construction – speculative one- to four-family	—	—	—	343	552	—	11	—	7
Construction – multi-family	—	339	—	—	184	—	—	—	—
Construction – land development	—	—	—	72	349	—	—	—	—
Land	5,514	6,291	337	4,702	4,415	3	12	2	11
Consumer loans:
Home equity and second mortgage	725	929	199	625	642	3	8	4	6
Other	12	13	—	9	9	—	—	—	—
Commercial business loans	106	124	—	56	22	—	—	—	—
Total	$35,771	$41,795	$2,889	$36,074	$37,670	$297	$671	$226	$518
________________________________________________

(1)	For the three months ended March 31, 2014

(2)	For the six months ended March 31, 2014

The following is a summary of information related to impaired loans as of and for the year ended September 30, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$5,342	$5,775	$—	$2,661	$18	$13
Multi-family	—	982	—	473	3	3
Commercial	4,879	8,005	—	8,781	322	267
Construction – custom and owner/builder	—	—	—	97	—	—
Construction – speculative one- to four-family	—	—	—	65	—	—
Construction – multi-family	143	608	—	293	—	—
Construction – land development	515	3,279	—	534	—	—
Land	1,188	2,133	—	3,519	9	8
Consumer loans:
Home equity and second mortgage	380	556	—	266	—	—
Other	6	6	—	8	—	—
Commercial business loans	—	33	—	—	—	—
Subtotal	12,453	21,377	—	16,697	352	291

With an allowance recorded:
Mortgage loans:
One- to four-family	3,642	3,726	600	4,397	91	68
Multi-family	5,184	5,184	334	5,960	301	230
Commercial	14,631	15,297	1,763	9,052	526	420
Construction – custom and owner/builder	—	—	—	60	—	—
Construction – speculative one- to four-family	687	687	88	695	29	16
Construction – multi-family	—	—	—	—	—	—
Construction - land development	—	—	—	—	—	—
Land	1,203	1,226	234	1,962	27	27
Consumer loans:
Home equity and second mortgage	299	299	57	352	16	12
Other	—	—	—	—	—	—
Subtotal	25,646	26,419	3,076	22,478	990	773
Total
Mortgage loans:
One- to four-family	8,984	9,501	600	7,058	109	81
Multi-family	5,184	6,166	334	6,433	304	233
Commercial	19,510	23,302	1,763	17,833	848	687
Construction – custom and owner/builder	—	—	—	157	—	—
Construction – speculative one- to four-family	687	687	88	760	29	16
Construction – multi-family	143	608	—	293	—	—
Construction – land development	515	3,279	—	534	—	—
Land	2,391	3,359	234	5,481	36	35
Consumer loans:
Home equity and second mortgage	679	855	57	618	16	12
Other	6	6	—	8	—	—
Commercial business loans	—	33	—	—	—	—
Total	$38,099	$47,796	$3,076	$39,175	$1,342	$1,064
______________________________________________
(1) For the year ended September 30, 2013

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2014 and September 30, 2013 (dollars in thousands):

	March 31, 2014	September 30, 2013
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$5,168	$6,985
Commercial	1,666	3,435
Construction – multi-family	—	144
Construction – land development	—	515
Land	5,271	2,146
Consumer loans:
Home equity and second mortgage	426	380
Other	12	5
Commercial business loans	106	—
Total loans accounted for on a non-accrual basis	12,649	13,610

Accruing loans which are contractually past due 90 days or more	—	436

Total of non-accrual and 90 days past due loans	12,649	14,046

Non-accrual investment securities	1,204	2,187

OREO and other repossessed assets, net	13,208	11,720
Total non-performing assets (1)	$27,061	$27,953

Troubled debt restructured loans on accrual status (2)	$17,284	$18,573

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	2.24%	2.51%

Non-accrual and 90 days or more past due loans as a percentage of total assets	1.73%	1.88%

Non-performing assets as a percentage of total assets	3.69%	3.75%

Loans receivable (3)	$565,441	$559,240

Total assets	$732,417	$745,648
___________________________________
(1) Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $2.8 million and $4.0 million reported as non-accrual loans at March 31, 2014 and September 30, 2013, respectively.
(3)  Includes loans held for sale and before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $20.10 million in troubled debt restructured loans included in impaired loans at March 31, 2014 and had no commitments to lend additional funds on these loans.  The Company had $22.60 million in troubled debt restructured loans included in impaired loans at September 30, 2013 and had $1,000 in commitments to lend additional funds on these loans. The allowance for loan losses allocated to troubled debt restructured loans at March 31, 2014 and September 30, 2013 was $1.80 million and $2.37 million, respectively.

The following table sets forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of March 31, 2014 and September 30, 2013 (dollars in thousands):

	March 31, 2014
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$2,659	$194	$2,853
Multi-family	4,024	—	4,024
Commercial	10,059	1,530	11,589
Land	243	936	1,179
Consumer loans:
Home equity and second mortgage	299	152	451
Total	$17,284	$2,812	$20,096

	September 30, 2013
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,999	$198	$2,197
Multi-family	5,184	—	5,184
Commercial	10,160	1,574	11,734
Construction – speculative one- to four-family	687	—	687
Construction – land development	—	515	515
Land	244	1,564	1,808
Consumer loans:
Home equity and second mortgage	299	180	479
Total	$18,573	$4,031	$22,604

There were no new troubled debt restructured loans during the six months ended March 31, 2014. The following table sets forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the year ended September 30, 2013 (dollars in thousands):

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

(6) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  The dividend and related accretion for the amount of the Company's Series A Preferred Stock outstanding for the respective period was deducted from net income and the discount on the redemption of Series A Preferred Stock was added to net income in computing net income to common shareholders.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At March 31, 2014 and 2013, there were 189,881 and 227,154 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and six months ended March 31, 2014 and 2013 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands, except for per share data)
Basic net income per common share computation
Numerator – net income	$1,159	$1,278	$2,770	$2,986
Preferred stock dividends	—	(207)	(136)	(408)
Preferred stock discount accretion	—	(126)	(70)	(189)
Discount on redemption of preferred stock	—	255	—	255
Net income to common shareholders	$1,159	$1,200	$2,564	$2,644

Denominator – weighted average common shares outstanding	6,856,633	6,815,782	6,855,142	6,815,782

Basic net income per common share	$0.17	$0.18	$0.37	$0.39

Diluted net income per common share computation
Numerator – net income	$1,159	$1,278	$2,770	$2,986
Preferred stock dividends	—	(207)	(136)	(408)
Preferred stock discount accretion	—	(126)	(70)	(189)
Discount on redemption of preferred stock	—	255	—	255
Net income to common shareholders	$1,159	$1,200	$2,564	$2,644

Denominator – weighted average common shares outstanding	6,856,633	6,815,782	6,855,142	6,815,782
Effect of dilutive stock options (1)	40,149	15,538	34,815	10,324
Effect of dilutive stock warrant	137,197	58,184	115,920	28,773
Weighted average common shares and common stock equivalents	7,033,979	6,889,504	7,005,877	6,854,879

Diluted net income per common share	$0.16	$0.17	$0.37	$0.39

____________________________________________
(1) For the three and six months ended March 31, 2014, average options to purchase 125,198 and 166,390 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three and six months ended March 31, 2013, options to purchase 166,390 and 168,455 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(7) STOCK PLANS AND STOCK BASED COMPENSATION
Stock Option Plans
Under the Company’s stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At March 31, 2014, there were no options for shares available for future grant under the 2003 Stock Option Plan or the 1999 Stock Option Plan.

Activity under the plans for the six months ended March 31, 2014 and 2013 is as follows:

	Six Months Ended March 31, 2014		Six Months Ended March 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	162,946	$6.96	195,626	$7.97
Exercised	(3,600)	4.65	—	—
Granted	135,000	9.29	29,000	6.00
Forfeited	(65,946)	9.97	(56,680)	9.52
Options outstanding, end of period	228,400	$7.50	167,946	$7.10

Options exercisable, end of period	38,400	$4.90	68,446	$9.55

The aggregate intrinsic value of options outstanding at March 31, 2014 was $730,000.

At March 31, 2014, there were 190,000 unvested options with an aggregate grant date fair value of $464,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2014 was $507,000 .  There were 14,600 options with an aggregate grant date fair value of $26,000 that vested during the six months ended March 31, 2014.

At March 31, 2013, there were 99,500 unvested options with an aggregate grant date fair value of $208,000 . There were 8,800 options with an aggregate grant date fair value of $13,000 that vested during the six months ended March 31, 2013.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 135,000 options granted during the six months ended March 31, 2014 with an aggregate grant date fair value of $349,000.  There were 29,000 options granted during the six months ended March 31, 2013 with an aggregate grant date fair value of $69,000.

The weighted average assumptions used for options granted during the six months ended March 31, 2014 and 2013 were:

	2014	2013
Expected volatility	39%	45%
Expected term (in years)	5	5
Expected dividend yield	2.51%	—%
Risk free interest rate	1.41%	0.76%
Grant date fair value per share	$2.59	$2.37

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

No MRDP shares were granted during the six months ended March 31, 2014 or 2013.  At March 31, 2014, no shares were available for future awards under the MRDP.

At March 31, 2014, there were no unvested MRDP shares. There were 3,254 MRDP shares that vested during the six months ended March 31, 2014 with an aggregate grant date fair value of $23,000.

At March 31, 2013, there were 3,848 unvested MRDP shares with an aggregated grant date fair value of $28,000. There were 5,613 MRDP shares that vested during the six months ended March 31, 2013 with an aggregated grant date fair value of $57,000. At March 31, 2013, no shares were available for future awards under the MRDP.

Expense for Stock Compensation Plans
Compensation expense for all stock-based plans were as follows:

	Six Months Ended December 31,
	2014		2013
	(Dollars in thousands)
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense recognized in income	$47	$2	$24	$22
Related tax benefit recognized	$—	$—	$8	$7

As of March 31, 2014, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested for the years ending September 30 is as follows (dollars in thousands):

	Stock Options	Stock Grants	Total Awards
Remainder of 2014	$56	$—	$56
2015	106	—	106
2016	106	—	106
2017	98	—	98
2018	67	—	67
2019	9	—	9
Total	$442	$—	$442

(8) FAIR VALUE MEASUREMENTS
GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2014 and September 30, 2013.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

Mutual Funds
The estimated fair value of mutual funds are based upon quoted market price assumptions (Level 1).

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at
March 31, 2014 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for Sale Securities
MBS:
U.S. government agencies	$—	$2,043	$—	$2,043
Private label residential	—	—	—	—
Mutual funds	948	—	—	948
Total	$948	$2,043	$—	$2,991

There were no transfers among Level 1, Level 2 and Level 3 during the three and six months ended March 31, 2014.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2014, and the total losses resulting from these estimated fair value adjustments for the six months ended March 31, 2014 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans:
One-to four-family	$—	$—	$4,140	$623
Multi-family	—	—	3,947	—
Commercial	—	—	7,005	463
Land	—	—	4,210	255
Consumer loans:
Home equity and second mortgage	—	—	290	28
Total impaired loans (1)	—	—	19,592	1,369
MBS – held to maturity (2):
Private label residential	—	16	—	2
OREO and other repossessed items (3)	—	—	13,208	376
Total	$—	$16	$32,800	$1,747
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of March 31, 2014 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$19,592	Market approach	Appraised value of underlying collateral less selling costs	NA

OREO and other repossessed assets	$13,208	Market approach	Lower of appraised value or listing price less selling costs	NA

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

MBS and Other Investments: See descriptions above.

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.  During the three months ended March 31, 2014, 1,011 shares of FHLB stock were redeemed from the Company at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

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

The estimated fair values of financial instruments were as follows as of March 31, 2014 and September 30, 2013 (dollars in thousands):

	March 31, 2014
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$70,241	$70,241	$70,241	$—	$—
CDs held for investment	31,385	31,385	31,385	—	—
MBS and other investments	8,502	9,283	948	8,301	34
FHLB stock	5,351	5,351	5,351	—	—
Loans receivable, net	553,360	527,921	—	—	527,921
Loans held for sale	1,332	1,377	1,377	—	—
Accrued interest receivable	2,003	2,003	2,003	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	$95,607	$95,607	$95,607	$—	$—
Interest-bearing	508,767	509,751	347,129	—	162,622
Total deposits	604,374	605,358	442,736	—	162,622
FHLB advances	45,000	47,749	—	47,749	—
Accrued interest payable	302	302	302	—	—

	September 30, 2013
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$94,496	$94,496	$94,496	$—	$—
CDs held for investment	30,042	30,042	30,042	—	—
MBS and other investments	6,838	7,634	973	6,661	—
FHLB stock	5,452	5,452	5,452	—	—
Loans receivable, net	546,193	534,364	—	—	534,364
Loans held for sale	1,911	1,973	1,973	—	—
Accrued interest receivable	1,972	1,972	1,972	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	$87,657	$87,657	$87,657	$—	$—
Interest-bearing	520,605	522,021	346,455	—	175,566
Total deposits	608,262	609,678	434,112	—	175,566
FHLB advances	45,000	48,445	—	48,445	—
Accrued interest payable	320	320	320	—	—

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the FASB issued Accounting Standard Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits. The guidance clarifies when it is appropriate for an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset. ASU 2013-11 is effective prospectively for annual periods, and interim periods within those years, beginning after December 15, 2013. Adoption of ASU 2013-11 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors. The guidance clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The guidance can be adopted using a modified retrospective transition method or a prospective transition method. Adoption of ASU 2014-04 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

The following analysis discusses the material changes in the condensed consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2014.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our future operations.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute an informal or formal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates;  increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common and preferred stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our 2013 Form 10-K.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At March 31, 2014, the Company had total assets of $732.42 million and total shareholders’ equity of $80.02 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and six month period ended March 31, 2014, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of bank owned life insurance, a recovery of net OTTI losses and other operating income.  Non-interest income is reduced by net OTTI losses on MBS and other investments and losses on the sale of MBS and other investments.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card processing expenses, OREO and other repossessed asset expenses, postage and courier expenses, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at March 31, 2014 and September 30, 2013

The Company’s total assets decreased by $13.23 million, or 1.8%, to $732.42 million at March 31, 2014 from $745.65 million at September 30, 2013.  The decrease in total assets was primarily due to a decrease in total cash and cash equivalents, which was partially offset by increases in net loans receivable, MBS and other investments, OREO and other repossessed assets and CDs held for investment.

Net loans receivable increased by $6.59 million, or 1.2%, to $554.69 million at March 31, 2014 from $548.10 million at September 30, 2013.  The increase was primarily due to increases in commercial real estate loans, construction and land development loans, in particular custom and owner/builder loans, and commercial business loans.  These increases were partially offset by decreases in multi-family loans, one-to four-family loans, land loans and consumer loans.

Total deposits decreased by $3.89 million, or 0.6%, to $604.37 million at March 31, 2014 from $608.26 million at September 30, 2013. The decrease was primarily a result of decreases in certificates of deposit accounts and money market accounts balances, which was partially offset by increases in non-interest bearing accounts, N.O.W. checking accounts and savings accounts.

Shareholders’ equity decreased by $9.66 million, or 10.8%, to $80.02 million at March 31, 2014 from $89.69 million at September 30, 2013.  The decrease in shareholders’ equity was primarily a result of the redemption of 12,065 shares of Series A Preferred Stock and the payment of dividends on common stock. These decreases to shareholders' equity were partially offset by net income of $2.77 million for the six months ended March 31, 2014.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $22.91 million, or 18.4%, to $101.63 million at March 31, 2014 from $124.54 million at September 30, 2013.  The decrease was primarily due to a $22.81 million, or 28.0%, decrease in interest-bearing deposits in banks and a $1.44 million decrease in cash and due from financial institutions, which was partially offset by a $1.34 million increase in CDs held for investment. The decrease in interest-bearing deposits in banks was primarily the result of the funding of the redemption of Series A Preferred Stock for $12.07 million, a $6.59 million increase in net loans receivable and a $3.89 million decrease in total deposits.

MBS (Mortgage-backed Securities) and Other Investments:  MBS and other investments increased by $1.66 million, or 24.3%, to $8.50 million at March 31, 2014 from $6.84 million at September 30, 2013, primarily due to the purchase of $3.0 million of U.S. government agency securities, which was partially offset by the sale of $747,000 in private label residential MBS and scheduled amortization and prepayments on MBS.   For additional information on MBS and other investments, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loans: Net loans receivable increased by $6.59 million, or 1.2%, to $554.69 million at March 31, 2014 from $548.10 million at September 30, 2013.  The increase in the portfolio was primarily a result of a $8.49 million increase in commercial real estate loans, a $6.72 million increase in construction loans and a $2.96 million increase in commercial business loans.  These increases in net loans receivable were partially offset by a $3.90 million decrease in multi-family loans, a $3.31 million decrease in one-to four-family loans, a $1.55 million decrease in land loans, a $1.26 million decrease in consumer loans and a $1.95 million increase in the undisbursed portion of construction loans in process.

Loan originations decreased $25.11 million, or 22.8%, to $84.88 million for the six months ended March 31, 2014 from $110.0 million for the six months ended March 31, 2013.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income.  Sales of fixed rate one- to four-family mortgage loans decreased $37.63 million, or 70.9%, to $15.47 million for the six months ended March 31, 2014 compared to $53.10 million for the six months ended March 31, 2013. The decrease in loan originations and loans sold was primarily due to a reduction of $39.54 million in loans originated for sale as refinance demand for single family loans decreased.

For additional information, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $21,000, or 0.1%, to $17.78 million at March 31, 2014 from $17.76 million at September 30, 2013.  The increase was primarily due to several remodeling projects at branch offices and several technology related initiatives.

OREO (Other Real Estate Owned): OREO and other repossessed assets increased by $1.49 million, or 12.7%, to $13.21 million at March 31, 2014 from $11.72 million at September 30, 2013. The increase was primarily due to the addition of $5.57 million in OREO properties and other repossessed assets which was partially offset by the disposition of 12 OREO properties totaling $3.65 million and OREO fair value write-downs of $376,000.  At March 31, 2014, total OREO consisted of 55 individual properties.  The properties consisted of 29 land parcels totaling $5.45 million, six commercial real estate properties totaling $3.51 million, 19 single-family homes totaling $4.08 million and one multi-family property of $170,000.

Goodwill and CDI:  The recorded amount of goodwill of $5.65 million at March 31, 2014 was unchanged from September 30, 2013.  The recorded amount of the CDI decreased $58,000, or 48.7%, to $61,000 at March 31, 2014 from $119,000 at September 30, 2013.  The decrease was due to scheduled amortization of the CDI.

Deposits: Deposits decreased by $3.89 million, or 0.6%, to $604.37 million at March 31, 2014 from $608.26 million at September 30, 2013.  The decrease was primarily a result of a $12.51 million decrease in certificates of deposit accounts and a $4.46 million decrease in money market accounts. These decreases were partially offset by increases of $7.95 million in non-interest bearing balances, a $3.95 million in N.O.W. checking accounts and a $1.19 million in savings accounts.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 25% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At March 31, 2014 FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in fiscal 2017 and bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at March 31, 2014 and September 30, 2013.

Shareholders’ Equity:  Total shareholders’ equity decreased by $9.66 million, or 10.8%, to $80.02 million at March 31, 2014 from $89.69 million at September 30, 2013.  The decrease was primarily due to the repurchase of 12,065 shares of Series A Preferred Stock, for $12.07 million on December 20, 2013 and the payment of $551,000 in dividends on the Company's common stock and preferred stock. These decreases to shareholders' equity were partially offset by net income of $2.77 million for the six months ended March 31, 2014.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2014 and 2013

Net income decreased $119,000, or 9.3%, to $1.16 million for the quarter ended March 31, 2014 from $1.28 million for the quarter ended March 31, 2013. Net income to common shareholders, after adjusting for the preferred stock dividend, the preferred stock discount accretion and the discount on the redemption of preferred stock, decreased $41,000 or 3.4%, to $1.16 million for the quarter ended March 31, 2014 from $1.20 million for the quarter ended March 31, 2013. Net income per diluted common share decreased $0.01, or 5.8%, to $0.16 for the quarter ended March 31, 2014 from $0.17 for the quarter ended March 31, 2013. The decrease in net income was primarily due to decreased non-interest income and increased non-interest expense, which was partially offset by decreased provision for loan losses.

Net income decreased $216,000, or 7.2%, to $2.77 million for the six months ended March 31, 2014 from $2.99 million for the six months ended March 31, 2013. Net income to common shareholders after adjusting for the preferred stock dividend, the preferred stock discount accretion and the discount on redemption of preferred stock, decreased $80,000, or 3.0%, to $2.56 million for the six months ended March 31, 2014 from $2.64 million for the six months ended March 31, 2013. Net income per diluted common share decreased $0.02, or 5.1%, to $0.37 for the six months ended March 31, 2014 from $0.39 for the six months ended March 31, 2013. The decrease in net income was primarily due to decreased non-interest income and increased non-interest expense, which was partially offset by decreased provision for loan losses.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income remained virtually unchanged at $6.44 million for each of the quarters ended March 31, 2014 and 2013.  The net interest margin increased to 3.85% for the quarter ended March 31, 2014 from 3.83% from the quarter ended March 31, 2013 .

Total interest and dividend income decreased by $140,000 or 1.9%, to $7.41 million for the quarter ended March 31, 2014 from $7.55 million for the quarter ended March 31, 2013 as the yield on interest bearing assets decreased to 4.43% from 4.49%. The decrease in the weighted average yield on interest-bearing assets was primarily a result of decreased market rates for loans and adjustable rate loans repricing to lower current market interest rates. Total interest expense decreased by $136,000 or 12.2%, to $975,000 for the quarter ended March 31, 2014 from $1.11 million for the quarter ended March 31, 2013 as the average rate paid on interest-bearing liabilities decreased to 0.72% for the quarter ended March 31, 2014 from 0.80% for the quarter ended March 31, 2013 and the average balance of interest-bearing liabilities declined $13.68 million.  The decrease in funding costs was primarily a result of CDs repricing at lower market rates and changes in the composition of the deposit base as the percentage of non-interest bearing and lower costing transaction accounts increased.

Net interest income increased by $66,000, or 0.5%, to $12.90 million for the six months ended March 31, 2014 from $12.83 million for the six months ended March 31, 2013. The net interest margin for the six months ended March 31, 2014 increased slightly to 3.81% compared to 3.80% for the six months ended March 31, 2013.

Total interest and dividend income decreased by $248,000, or 1.6%, to $14.89 million for the six months ended March 31, 2014 from $15.14 million for the six months ended March 31, 2013 as the yield on interest bearing assets decreased to 4.40% for the six months ended March 31, 2014 from 4.49% for the six months ended March 31, 2013. Total interest expense decreased by $314,000, or 13.6%, to $2.00 million for the six months ended March 31, 2014 from $2.31 million for the six months ended March 31, 2013 as the average rate paid on interest bearing liabilities decreased to 0.72% for the six months ended March 31, 2014 from 0.82% for the six months ended March 31, 2013 and the average balance of interest bearing liabilities decreased by $9.78 million.

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

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$568,448	$7,255	5.10%	$557,426	$7,395	5.31%
MBS and other investments (2)	6,497	64	3.94	6,721	70	4.17
FHLB stock and equity securities	6,355	6	0.45	6,595	5	0.31
Interest-bearing deposits	87,328	87	0.40	102,367	82	0.32
Total interest-bearing assets	668,628	7,412	4.43	673,109	7,552	4.49
Non-interest-bearing assets	63,885			65,709
Total assets	$732,513			$738,818

Interest-bearing liabilities:
Savings accounts	$94,478	11	0.05	$90,015	11	0.05
Money market accounts	91,216	60	0.27	87,055	64	0.30
N.O.W. accounts	157,312	113	0.29	150,675	115	0.31
Certificates of deposit	162,750	330	0.82	191,089	460	0.98
Short-term borrowings	—	—	—	599	—	0.05
Long-term borrowings (3)	45,000	461	4.15	45,000	461	4.15
Total interest-bearing liabilities	550,756	975	0.72	564,433	1,111	0.80
Non-interest-bearing liabilities	102,260			82,330
Total liabilities	653,016			646,763
Shareholders' equity	79,497			92,055
Total liabilities and
shareholders' equity	$732,513			$738,818

Net interest income		$6,437			$6,441

Interest rate spread			3.72%			3.69%
Net interest margin (4)			3.85%			3.83%
Ratio of average interest-bearing assets to average interest-bearing liabilities			121.40%			119.25%

	Six Months Ended March 31
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$565,541	$14,573	5.15%	$555,404	$14,809	5.31%
MBS and other investments (2)	6,123	124	4.05	6,909	147	4.17
FHLB stock and equity securities	6,377	15	0.47	6,626	17	0.30
Interest-bearing deposits	98,381	181	0.37	105,673	168	0.32
Total interest-bearing assets	676,422	14,893	4.40	674,612	15,141	4.49
Non-interest-bearing assets	61,669			64,720
Total assets	$738,091			$739,332

Interest-bearing liabilities:
Savings accounts	$96,161	23	0.05	$88,749	32	0.07
Money market accounts	91,320	123	0.27	83,826	127	0.30
N.O.W. accounts	156,130	226	0.29	150,375	235	0.31
Certificates of deposit	166,311	692	0.83	196,123	984	1.01
Short-term borrowings	—	—	—	625	—	0.05
Long-term borrowings (3)	45,000	933	4.16	45,000	933	4.16
Total interest-bearing liabilities	554,922	1,997	0.72	564,698	2,311	0.82
Non-interest-bearing liabilities	99,044			83,253
Total liabilities	653,966			647,951
Shareholders' equity	84,125			91,381
Total liabilities and
shareholders' equity	$738,091			$739,332

Net interest income		$12,896			$12,830

Interest rate spread			3.68%			3.67%
Net interest margin (4)			3.81%			3.80%
Ratio of average interest-bearing assets to average interest-bearing liabilities			121.89%			119.47%

_________________

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on daily interest basis.

(2)	Average balances include loans and MBS on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

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

	Three months ended March 31, 2014 compared to three months ended March 31, 2013 increase (decrease) due to			Six months ended March 31, 2014 compared to six months ended March 31, 2013 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$(285)	$145	$(140)	$(328)	$92	$(236)
MBS and other investments	(4)	(2)	(6)	(7)	(16)	(23)
FHLB stock and equity securities	1	—	1	(2)	—	(2)
Interest-bearing deposits	18	(13)	5	17	(4)	13
Total net (decrease) increase in income on interest-bearing assets	(270)	130	(140)	(320)	72	(248)

Interest-bearing liabilities:
Savings accounts	(1)	1	—	(9)	—	(9)
N.O.W accounts	(7)	5	(2)	(12)	3	(9)
Money market accounts	(7)	3	(4)	(8)	4	(4)
Certificates of deposit accounts	(68)	(62)	(130)	(154)	(138)	(292)
Total net decrease in expense on interest-bearing liabilities	(83)	(53)	(136)	(183)	(131)	(314)

Net (decrease) increase in net interest income	$(187)	$183	$(4)	$(137)	$203	$66
(1) Includes loans originated for sale.

Provision for Loan Losses:  There was no provision for loan losses for the quarter ended March 31, 2014 compared to $1.18 million for the quarter ended March 31, 2013.  Net charge-offs for the quarter ended March 31, 2014 improved to a net recovery of $4,000 from net charge-offs of $1.63 million for the quarter ended March 31, 2013. The decrease in the provision for loan losses for the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 was primarily due to the decreased level of net charge-offs and improvements in other underlying credit quality metrics.

The was no provision for loan losses for the six months ended March 31, 2014 compared to $1.38 million for the six months ended March 31, 2013. Net charge-offs for the six months ended March 31, 2014 were $387,000 compared to $1.89 million for the six months ended March 31, 2013. The decrease in the provision for loan losses for the six months ended March 31, 2014 compared to the six months ended March 31, 2013 was primarily due to the decreased level of net charge-offs and improvements in other underlying credit quality metrics.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $10.75 million at March 31, 2014 (1.90% of loans receivable and loans held for sale and 85.0% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at March 31, 2014 was $2.89 million compared to $2.79 million at March 31, 2013.  The allowance for loan losses was $11.31 million (2.03% of loans receivable and loans held for sale and 54.9% of non-performing loans) at March 31, 2013.

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

Non-interest Income: Total non-interest income decreased $765,000 or 27.5%, to $2.01 million for the quarter ended March 31, 2014 from $2.78 million for the quarter ended March 31, 2013 primarily due to a $661,000 decrease in the net gain on sales of loans and no valuation recovery on MSRs during the current quarter compared to $221,000 in the same period last year. These decreases to non-interest income were partially offset by a $114,000 improvement in net OTTI on MBS and other investments as the Company had a recovery of previously recorded OTTI during the current quarter. The decrease in gains on sale of loans was primarily due to a decrease in the dollar volume of fixed-rate one-to-four family loans sold during the current quarter as refinance activity decreased. At March 31, 2014, the MSR asset had no remaining valuation allowance available for future recovery.

Total non-interest income decreased $1.28 million, or 23.4%, to $4.21 million for the six months ended March 31, 2014 from $5.49 million for the six months ended March 31, 2013. The decrease was primarily due to a $1.00 million decrease in gain on sale of loans and no valuation recovery on MSRs during the six months ended March 31, 2014 compared to $475,000 in the same period last year. These decreases to non-interest income were partially offset by a $122,000 improvement in net OTTI on MBS on other investments, a $122,000 increase in ATM and debit card interchange transaction fees and a $100,000 increase in service charges on deposits.

Non-interest Expense:  Total non-interest expense increased by $570,000, or 9.2%, to $6.75 million for the quarter ended March 31, 2014 from $6.18 million for the quarter ended March 31, 2013.  The increased expenses were primarily due to a $348,000 increase in salaries and employee benefits expense and a $132,000 increase in ATM and debit card processing expenses and smaller increases in loan administration and foreclosure expenses and deposit operations expenses. These increases were partially offset by a $109,000 decrease in OREO and other repossessed assets expense. The increase in salaries and employee benefits was primarily due to the hiring of additional loan officers, annual salary adjustments and an increase in health insurance costs. Also contributing to the increase in salaries and employee benefits was a decrease in loan originations. Under GAAP, the portion of a loan origination fee that is attributable to the estimated employee costs to generate the loan is recorded as a reduction of salaries and employee benefits expense. With the decrease in loan originations, the loan origination fees that reduced salaries and employee benefit expense decreased by $123,000 during the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013. The increase in ATM and debit card processing expenses was primarily due to conversion related expenses from the Company's technology investment to upgrade its electronic funds transfer ("EFT") platform. The decrease in OREO and other repossessed assets expense was primarily due to a reduction in the level of fair value write-downs during the current quarter.

Total non-interest expense increased $434,000, or 3.5%, to $13.0 million for the six months ended March 31, 2014 from $12.56 million for the six months ended March 31, 2013. The increased expenses were primarily due to a $613,000 increase in salaries and employee benefits expense and a $168,000 increase in ATM and debit card processing expense due to the same reasons for the quarterly increases discussed above. The increases were partially offset by $239,000 decrease in OREO and other repossessed assets expense and smaller decreases in several other expense categories.

Provision for Federal Income Taxes: The provision for federal income taxes decreased $45,000, or 7.7%, to $537,000 for the quarter ended March 31, 2014 from $582,000 for the quarter ended March 31, 2013, primarily as a result of decreased income before taxes. The Company's effective tax rate was 31.66% for the quarter ended March 31, 2014 and 31.29% for the quarter ended March 31, 2013.

The provision for federal income taxes decreased $62,000, or 4.4%, to $1.34 million for the six months ended March 31, 2014 from $1.40 million for the six months ended March 31, 2013, primarily due to decreased income before taxes. The Company's effective tax rate was 32.59% for the six months ended March 31, 2014 and 31.94% for the six months ended March 31, 2013.

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

Liquidity management is both a short and long-term responsibility of the Bank’s management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term investments

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2014, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 14.77%.

The Company’s total cash and cash equivalents decreased by $24.26 million, or 25.7% to $70.24 million at March 31, 2014 from $94.50 million at September 30, 2013. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At March 31, 2014 the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 25% of total assets, limited by available collateral, under which $45.00 million was outstanding and $136.92 million was available for additional borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At March 31, 2014, the Bank had $44.26 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At March 31, 2014, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At March 31, 2014, the Bank had loan commitments totaling $31.37 million and undisbursed construction loans in process totaling $20.47 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from March 31, 2014 totaled $98.66 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At March 31, 2014, the Bank had $1.19 million in brokered CDs.

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

The capital adequacy requirements are quantitative measures established by regulation that require Timberland Bancorp, Inc. and the Bank to maintain minimum amounts and ratios of capital.  Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0%, (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%.  The Federal Reserve requires Timberland Bancorp, Inc. to maintain capital adequacy that generally parallels the FDIC requirements.  At March 31, 2014, Timberland Bancorp, Inc. and the Bank each exceeded all applicable capital requirements.

The following table compares the Company’s and the Bank’s actual capital amounts at March 31, 2014 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
Consolidated	$75,658	10.40%	$29,111	4.00%	N/A	N/A
Timberland Bank	72,869	10.02	29,104	4.00	$36,380	5.00%

Tier 1 risk adjusted capital:
Consolidated	75,658	13.38	22,612	4.00	N/A	N/A
Timberland Bank	72,869	12.89	22,605	4.00	33,908	6.00

Total risk–based capital
Consolidated	82,772	14.64	45,223	8.00	N/A	N/A
Timberland Bank	79,981	14.15	45,211	8.00	56,514	10.00

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
PERFORMANCE RATIOS:
Return on average assets (1)	0.63%	0.69%	0.75%	0.81%
Return on average equity (1)	5.83%	5.56%	6.59%	6.54%
Net interest margin (1)	3.85%	3.83%	3.81%	3.80%
Efficiency ratio	79.93%	67.08%	75.98%	68.55%

	At March 31, 2014	At September 30, 2013	At March 31, 2013
BOOK VALUES:
Book value per common share	$11.36	$11.04	$10.89
Tangible book value per common share (2)	10.55	10.22	10.06
______________________

(1)	Annualized

(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2013.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2014 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders' Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (9)

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

Timberland Bancorp, Inc.

Date: May 8, 2014	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.