Form 10-Q
period 2014-06-30
TIMBERLAND BANCORP INC
filed 2014-08-11
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JULY 31, 2014
Common stock, $.01 par value	7,045,936

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2014 and September 30, 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2014	September 30, 2013
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$13,500	$12,879
Interest-bearing deposits in banks	50,467	81,617
Total cash and cash equivalents	63,967	94,496

Certificates of deposit (“CDs”) held for investment (at cost which approximates fair value)	32,336	30,042
Mortgage-backed securities (“MBS”) and other investments - held to maturity, at amortized cost (estimated fair value $6,285 and $3,533)	5,417	2,737
MBS and other investments - available for sale	2,928	4,101
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,299	5,452

Loans receivable	566,757	557,329
Loans held for sale	1,501	1,911
Less: Allowance for loan losses	(10,563)	(11,136)
Net loans receivable	557,695	548,104

Premises and equipment, net	17,867	17,764
Other real estate owned (“OREO”) and other repossessed assets, net	11,172	11,720
Accrued interest receivable	1,922	1,972
Bank owned life insurance (“BOLI”)	17,494	17,102
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	32	119
Mortgage servicing rights (“MSRs”), net	1,812	2,266
Other assets	4,040	4,123
Total assets	$727,631	$745,648

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$92,995	$87,657
Interest-bearing	505,637	520,605
Total deposits	598,632	608,262

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	2,669	2,698
Total liabilities	646,301	655,960
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2014 and September 30, 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2014	September 30, 2013
Shareholders’ equity
Fixed Rate Cumulative Perpetual Preferred Stock. Series A, $0.01 par value; 1,000,000 shares authorized; redeemable at $1,000 per share; 12,065 shares issued and outstanding - September 30, 2013	$—	$11,936
Common stock, $.01 par value; 50,000,000 shares authorized; 7,045,936 shares issued and outstanding - June 30, 2014 7,045,036 shares issued and outstanding - September 30, 2013	10,710	10,570
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,256)	(1,454)
Retained earnings	72,240	68,998
Accumulated other comprehensive loss	(364)	(362)
Total shareholders’ equity	81,330	89,688
Total liabilities and shareholders’ equity	$727,631	$745,648
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2014 and 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Interest and dividend income

Loans receivable	$7,238	$7,422	$21,811	$22,231
MBS and other investments	66	69	190	216
Dividends from mutual funds and FHLB stock	6	5	21	22
Interest-bearing deposits in banks	87	79	268	247
Total interest and dividend income	7,397	7,575	22,290	22,716

Interest expense

Deposits	498	609	1,562	1,987
FHLB advances	466	467	1,399	1,399
Total interest expense	964	1,076	2,961	3,386

Net interest income	6,433	6,499	19,329	19,330

Provision for loan losses	—	1,385	—	2,760

Net interest income after provision for loan losses	6,433	5,114	19,329	16,570

Non-interest income

Recoveries (Other than temporary impairment “OTTI”) on MBS and other investments	(38)	(1)	49	(9)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes	29	(2)	29	(30)
Net recoveries (OTTI) on MBS and other investments	(9)	(3)	78	(39)

Loss on sale of MBS and other investments, net	—	—	(32)	—
Service charges on deposits	921	882	2,795	2,657
ATM and debit card interchange transaction fees	611	526	1,769	1,562
BOLI net earnings	134	144	392	431
Gain on sales of loans, net	241	579	714	2,054
Escrow fees	45	55	111	135
Valuation recovery on MSRs	—	—	—	475
Fee income from non-deposit investment sales	14	19	58	92
Other	159	170	439	498
Total non-interest income, net	2,116	2,372	6,324	7,865

 See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2014 and 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Non-interest expense
Salaries and employee benefits	$3,325	$3,176	$10,138	$9,376
Premises and equipment	754	739	2,094	2,154
Advertising	187	184	537	533
OREO and other repossessed assets, net	240	313	795	1,107
ATM and debit card processing	207	219	791	636
Postage and courier	122	107	329	342
Amortization of CDI	29	33	87	98
State and local taxes	123	170	361	466
Professional fees	196	202	590	636
Federal Deposit Insurance Corporation ("FDIC") insurance	158	157	479	526
Other insurance	34	39	113	133
Loan administration and foreclosure	129	91	377	278
Data processing and telecommunications	399	319	1,058	911
Deposit operations	146	157	569	450
Other	381	331	1,107	1,152
Total non-interest expense	6,430	6,237	19,425	18,798

Income before federal income taxes	2,119	1,249	6,228	5,637

Provision for federal income taxes	685	373	2,024	1,774
Net income	1,434	876	4,204	3,863

Preferred stock dividends	—	(151)	(136)	(559)
Preferred stock discount accretion	—	(47)	(70)	(236)
Discount on redemption of preferred stock	—	—	—	255

Net income to common shareholders	$1,434	$678	$3,998	$3,323

Net income per common share
Basic	$0.21	$0.10	$0.58	$0.49
Diluted	$0.20	$0.10	$0.57	$0.48

Weighted average common shares outstanding
Basic	6,857,149	6,818,752	6,855,811	6,816,772
Diluted	7,033,713	6,902,497	7,015,155	6,870,751

Dividends paid per common share	$0.04	$0.03	$0.11	$0.06

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$1,434	$876	$4,204	$3,863
Unrealized holding gain (loss) on securities available for sale, net of tax	(8)	82	(59)	55
Change in OTTI on securities held to maturity, net of tax:
Additional amount recognized (recovered) related to credit loss for which OTTI was previously recognized	11	(1)	11	17
Amount reclassified to credit loss for previously recorded market loss	8	—	8	3
Accretion of OTTI securities held to maturity, net of tax	14	15	38	38

Total comprehensive income	$1,459	$972	$4,202	$3,976

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2014 and the year ended September 30, 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2012	16,641	7,045,036	$16,229	$10,484	$(1,719)	$65,788	$(463)	$90,319

Net income	—	—	—	—	—	4,757	—	4,757
Accretion of preferred stock discount	—	—	283	—	—	(283)	—	—
Redemption of preferred stock	(4,576)	—	(4,576)	—	—	255	—	(4,321)
5% preferred stock dividend	—	—	—	—	—	(885)	—	(885)
Common stock dividends ($0.09 per common share)	—	—	—	—	—	(634)	—	(634)
Earned ESOP shares, net of tax	—	—	—	6	265	—	—	271
MRDP (1) compensation expense, net of tax	—	—	—	31	—	—	—	31
Stock option compensation expense	—	—	—	49	—	—	—	49
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	23	23
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	21	21
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	57	57

Balance, September 30, 2013	12,065	7,045,036	11,936	10,570	(1,454)	68,998	(362)	89,688

Net income	—	—	—	—	—	4,204	—	4,204
Accretion of preferred stock discount	—	—	70	—	—	(70)	—	—
Redemption of preferred stock	(12,065)	—	(12,006)	—	—	(59)	—	(12,065)
Exercise of stock options	—	3,600	—	16	—	—	—	16
Forfeiture of MRDP shares	—	(2,700)	—	—	—	—	—	—
5% preferred stock dividends	—	—	—	—	—	(58)	—	(58)
Common stock dividends ($0.11 per common share)	—	—	—	—	—	(775)	—	(775)
Earned ESOP shares, net of tax	—	—	—	46	198	—	—	244
MRDP compensation expense, net of tax	—	—	—	2	—	—	—	2
Stock option compensation expense	—	—	—	76	—	—	—	76
Unrealized holding loss on securities available for sale, net of tax	—	—	—	—	—	—	(59)	(59)
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	19	19
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	38	38

Balance, June 30, 2014	—	7,045,936	$—	$10,710	$(1,256)	$72,240	$(364)	$81,330
__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$4,204	$3,863
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	2,760
Depreciation	886	810
Deferred federal income taxes	—	522
Amortization of CDI	87	98
Earned ESOP shares	198	198
MRDP compensation expense	2	32
Stock option compensation expense	76	37
Gain on sales of OREO and other repossessed assets, net	(185)	(261)
Provision for OREO losses	491	759
Gain on sale of premises and equipment	(5)	(7)
BOLI net earnings	(392)	(431)
Gain on sales of loans, net	(714)	(2,054)
Decrease in deferred loan origination fees	(23)	(272)
Net OTTI (recoveries) on MBS and other investments	(78)	39
Loss on sale of MBS and other investments, net	32	—
Valuation recovery on MSRs	—	(475)
Loans originated for sale	(22,177)	(73,559)
Proceeds from sales of loans	23,301	74,607
Decrease in other assets, net	559	1,327
Decrease in other liabilities and accrued expenses, net	(29)	(377)
Net cash provided by operating activities	6,233	7,616

Cash flows from investing activities
Net increase in CDs held for investment	(2,294)	(3,259)
Proceeds from sale of MBS and other investments available for sale	856	—
Proceeds from maturities and prepayments of MBS and other investments available for sale	288	666
Purchase of MBS and other investments held to maturity	(3,003)	—
Proceeds from maturities and prepayments of MBS and other investments held to maturity	424	506
Redemption of FHLB stock	153	153
Increase in loans receivable, net	(14,834)	(13,461)
Additions to premises and equipment	(1,021)	(967)
Proceeds from sale of premises and equipment	37	7
Proceeds from sale of OREO and other repossessed assets	5,098	2,661
Net cash used in investing activities	(14,296)	(13,694)

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2014	2013
Cash flows from financing activities
Decrease in deposits, net	$(9,630)	$(1,862)
Decrease in repurchase agreements, net	—	(855)
ESOP tax effect	46	(2)
Proceeds from exercise of stock options	16	—
Redemption of preferred stock	(12,065)	(4,321)
Dividends paid	(833)	(1,005)
Net cash used in financing activities	(22,466)	(8,045)

Net decrease in cash and cash equivalents	(30,529)	(14,123)
Cash and cash equivalents
Beginning of period	94,496	96,668
End of period	$63,967	$82,545

Supplemental disclosure of cash flow information
Income taxes paid	$2,108	$1,793
Interest paid	2,987	3,454

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$5,665	$5,919
Loans originated to facilitate the sale of OREO	809	748

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2013 (“2013 Form 10-K”).  The unaudited condensed consolidated results of operations for the nine months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2014.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2014 presentation with no change to net income or total shareholders’ equity previously reported.

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

(3) MBS AND OTHER INVESTMENTS
MBS and other investments have been classified according to management’s intent and are as follows as of June 30, 2014 and September 30, 2013 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2014
Held to Maturity
MBS:
U.S. government agencies	$1,053	$29	$(2)	$1,080
Private label residential	1,348	853	(5)	2,196
U.S. agency securities	3,016	1	(8)	3,009
Total	$5,417	$883	$(15)	$6,285

Available for Sale
MBS:
U.S. government agencies	$1,866	$102	$(1)	$1,967
Mutual funds	1,000	—	(39)	961
Total	$2,866	$102	$(40)	$2,928

September 30, 2013
Held to Maturity
MBS:
U.S. government agencies	$1,202	$31	$(2)	$1,231
Private label residential	1,521	781	(15)	2,287
U.S. agency securities	14	1	—	15
Total	$2,737	$813	$(17)	$3,533

Available for Sale
MBS:
U.S. government agencies	$2,144	$87	$(2)	$2,229
Private label residential	804	120	(10)	914
Mutual funds	1,000	—	(42)	958
Total	$3,948	$207	$(54)	$4,101

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of June 30, 2014 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$14	$—	1	$81	$(2)	10	$95	$(2)
Private label residential	9	—	1	156	(5)	12	165	(5)
U.S. agency securities	2,995	(8)	1	—	—	—	2,995	(8)
Total	$3,018	$(8)	3	$237	$(7)	22	$3,255	$(15)

Available for Sale
MBS:
U.S. government agencies	$21	$—	1	$40	$(1)	2	$61	$(1)
Mutual Funds	—	—	—	961	(39)	1	961	(39)
Total	$21	$—	1	$1,001	$(40)	3	$1,022	$(40)

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

During the three months ended June 30, 2014 and 2013, the Company recorded net recoveries (OTTI) through earnings on residential MBS of ($9,000) and ($3,000), respectively. During the nine months ended June 30, 2014 and 2013, the Company recorded net recoveries (OTTI) through earnings of $78,000 and ($39,000) respectively. The Company provides for the bifurcation of OTTI into (i) amounts related to credit losses which are recognized through earnings, and (ii) amounts related to all other factors which are recognized as a component of other comprehensive income.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of June 30, 2014 and September 30, 2013:

	Range		Weighted
	Minimum	Maximum	Average
June 30, 2014
Constant prepayment rate	6.00%	15.00%	10.01%
Collateral default rate	0.03%	17.46%	6.46%
Loss severity rate	0.51%	69.48%	40.95%

September 30, 2013
Constant prepayment rate	6.00%	15.00%	12.33%
Collateral default rate	0.73%	22.53%	7.84%
Loss severity rate	20.48%	75.02%	52.69%

The following tables present the recoveries (OTTI) for the three and nine months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries (OTTI)	$(38)	$—	$—	$(1)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes (1)	29	—	(2)	—
Net recoveries (OTTI) recognized in earnings (2)	$(9)	$—	$(2)	$(1)

	Nine Months Ended June 30, 2014		Nine Months Ended June 30, 2013
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries (OTTI)	$49	$—	$(7)	$(2)
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes (1)	29	—	(30)	—
Net recoveries (OTTI) recognized in earnings (2)	$78	$—	$(37)	$(2)

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents net recoveries (OTTI) related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income for the nine months ended June 30, 2014 and 2013 (dollars in thousands):

	Nine Months Ended June 30,
	2014	2013
Beginning balance of credit loss	$2,084	$2,703
Additions:
Credit losses for which OTTI was not previously recognized	2	5
Additional increases to the amount related to credit loss for which OTTI was previously recognized	13	39
Subtractions:
Realized losses previously recorded as credit losses	(535)	(571)
Recovery of prior credit loss	90	—
Ending balance of credit loss	$1,654	$2,176

There was no realized loss on sale of securities for the three months ended June 30, 2014 and there was a $32,000 realized loss on sale of securities for the nine months ended June 30, 2014. There was no realized loss on sale of securities for the three and nine months ended June 30, 2013. During the three months ended June 30, 2014, the Company recorded a net $40,000 realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2014, the Company recorded a net $445,000 realized loss (as a result of securities being deemed worthless) on 15 held to maturity residential MBS and six available for sale MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended June 30, 2013, the Company recorded a $188,000 realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS and six available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2013, the Company recorded a $571,000 realized loss (as a result of securities being deemed worthless) on 17 held to maturity residential MBS and six available for sale MBS, of which the entire amount had been recognized previously as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $6.39 million and $4.54 million at June 30, 2014 and September 30, 2013, respectively.

The contractual maturities of debt securities at June 30, 2014 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year to five years	3,022	3,015	22	21
Due after five to ten years	10	10	34	35
Due after ten years	2,385	3,260	1,810	1,911
Total	$5,417	$6,285	$1,866	$1,967

(4) GOODWILL
The Company performed its fiscal year 2014 goodwill impairment test during the quarter ended June 30, 2014 with the assistance of a third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2014 and concluded that the recorded value of goodwill as of May 31, 2014 was not impaired.

The goodwill impairment test involves a two-step process. Step one of the goodwill impairment test estimates the fair value of the reporting unit. If the estimated fair value of the Company's sole reporting unit, the Bank, under step one exceeds the recorded value of the reporting unit, goodwill is not considered impaired and no further analysis is necessary. If the estimated fair value of the Company's sole reporting unit is less than the recorded value, then a step two test, which calculates the fair value of assets and liabilities to calculate an implied value of goodwill, is performed.

Step one of the goodwill impairment test estimated the fair value of the reporting unit utilizing a discounted cash flow income approach analysis, a public company market approach analysis, a merger and acquisition market approach analysis and a trading price market approach analysis in order to derive an enterprise value for the Company.

The discounted cash flow income approach analysis uses a reporting unit's projection of estimated operating results and cash flows and discounts them using a rate that reflects current market conditions. The projection uses management's estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Key assumptions used by the Company in its discounted cash flow model (income approach) included an annual loan growth rate that ranged from 3.00% to 5.10%, an annual deposit growth rate that ranged from 2.80% to 4.00% and a return on assets that ranged from 0.70% to 1.00%. In addition to the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the approach were the discount rate of 13.6% and the residual capitalization rate of 10.6%. The discount rate used was the cost of equity capital. The cost of equity capital was based on the capital asset pricing model ("CAPM"), modified to account for a small stock premium. The small stock premium represents the additional return required by investors for small stocks based on the Stocks, Bonds, Bill and Inflation 2013 Yearbook. Beyond the approximate five-year forecast period, residual free cash flows were estimated to increase at a constant rate into perpetuity. These cash flows were converted to a residual value using an appropriate residual capitalization rate. The residual capitalization rate was equal to the discount rate minus the expected long-term growth rate of cash flows. Based on historical results, the economic climate, the outlook for the industry and management's expectations, a long-term growth rate of 3.0% was estimated.

The public company market approach analysis estimates the fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples were derived from comparable publicly traded companies with operating and investment characteristics similar to those of the Company. Key assumptions used by the Company included the selection of comparable public companies and performance ratios. In applying the public company analysis, the Company selected eight publicly traded institutions based on similar lines of business, markets, growth prospects, risks and firm size. The performance ratios included price to earnings (last twelve months), price to earnings (current year to date), price to book value, price to tangible book value and price to deposits.

The merger and acquisition market approach analysis estimates the fair value by using merger and acquisition transactions involving companies that are similar in nature to the Company. Key assumptions used by the Company included the selection of comparable merger and acquisition transactions and the valuation ratios to be used. The analysis used banks located in Washington or Oregon that were acquired after January 1, 2012. The valuation ratios from these transactions for price to earnings and price to tangible book value were then used to derive an estimated fair value of the Company.

The trading price market approach analysis used the closing market price at May 30, 2014 of the Company's common stock, traded on the NASDAQ Global Market to determine the market value of total equity capital.

A key assumption used by the Company in the public company market approach analysis and the trading price market approach analysis was the application of a control premium. The Company's common stock is thinly traded and therefore management believes reflects a discount for illiquidity. In addition, the trading price of the Company's common stock reflects a minority interest value. To determine the fair market value of a majority interest in the Company's stock, premiums were calculated and applied to the indicated values. Therefore, a control premium was applied to the results of the public company market approach analysis and the trading price market approach analysis because the initial value conclusion was based on minority interest transactions. Merger and acquisition studies were analyzed to conclude that the difference between the acquisition price and a company's stock price prior to acquisition indicates, in part, the price effect of a controlling interest. Based on the evaluation of mergers and acquisition studies, a control premium of 25% was used.

The results of the Company's step one test indicated that the the reporting unit's fair value was more than its recorded value and therefore step two of the analysis was not necessary.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in the expected future cash flows; a sustained, significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Key assumptions used in the annual goodwill impairment test are highly judgmental and include: selection of comparable companies, amount of control premium, projected cash flows and discount rate applied to projected cash flows. Any change in these indicators or key assumptions could have a significant negative impact on the Company's financial condition, impact the goodwill impairment analysis or cause the Company to perform a goodwill impairment analysis more frequently than once per year.

As of June 30, 2014, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at June 30, 2014 and September 30, 2013
(dollars in thousands):

	June 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$100,085	16.9%	$104,298	18.0%
Multi-family	47,077	8.0	51,108	8.8
Commercial	299,707	50.7	291,297	50.3
Construction and land development	53,695	9.1	45,136	7.8
Land	28,442	4.8	31,144	5.4
Total mortgage loans	529,006	89.5	522,983	90.3

Consumer loans:
Home equity and second mortgage	31,832	5.4	33,014	5.7
Other	5,229	0.8	5,981	1.0
Total consumer loans	37,061	6.2	38,995	6.7

Commercial business loans	25,341	4.3	17,499	3.0

Total loans receivable	591,408	100.0%	579,477	100.0%
Less:
Undisbursed portion of construction loans in process	(21,463)		(18,527)
Deferred loan origination fees	(1,687)		(1,710)
Allowance for loan losses	(10,563)		(11,136)

Total loans receivable, net	$557,695		$548,104
________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at June 30, 2014 and September 30, 2013 (dollars in thousands):

	June 30, 2014		September 30, 2013
	Amount	Percent	Amount	Percent
Custom and owner/builder	$48,212	89.8%	$40,811	90.4%
Speculative one- to four-family	2,307	4.3	1,428	3.2
Commercial real estate	2,736	5.1	2,239	5.0
Multi-family (including condominiums)	440	0.8	143	0.3
Land development	—	—	515	1.1
Total construction and land development loans	$53,695	100.0%	$45,136	100.0%

Allowance for Loan Losses
The following tables set forth information for the three and nine months ended June 30, 2014 and 2013 regarding activity in the allowance for loan losses (dollars in thousands):

	Three Months Ended June 30, 2014
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,751	$213	$356	$42	$1,650
Multi-family	433	(31)	—	—	402
Commercial	5,168	(4)	—	—	5,164
Construction – custom and owner/builder	348	(15)	—	—	333
Construction – speculative one- to four-family	46	10	—	—	56
Construction – commercial	25	13	—	—	38
Construction – multi-family	—	(110)	—	125	15
Land	1,568	(83)	5	4	1,484
Consumer loans:
Home equity and second mortgage	868	(7)	—	—	861
Other	194	(4)	2	2	190
Commercial business loans	348	18	—	4	370
Total	$10,749	$—	$363	$177	$10,563

	Nine Months Ended June 30, 2014
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,449	$987	$979	$193	$1,650
Multi-family	749	(347)	—	—	402
Commercial	5,275	348	463	4	5,164
Construction – custom and owner/builder	262	71	—	—	333
Construction – speculative one- to four-family	96	(40)	—	—	56
Construction – commercial	56	(18)	—	—	38
Construction – multi-family	—	(236)	—	251	15
Construction – land development	—	(287)	—	287	—
Land	1,940	(607)	260	411	1,484
Consumer loans:
Home equity and second mortgage	782	100	28	7	861
Other	200	(8)	4	2	190
Commercial business loans	327	37	14	20	370
Total	$11,136	$—	$1,748	$1,175	$10,563

	Three Months Ended June 30, 2013
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,846	$1	$3	$19	$1,863
Multi-family	815	(1)	—	—	814
Commercial	4,497	179	11	3	4,668
Construction – custom and owner/builder	284	(29)	26	—	229
Construction – speculative one- to four-family	141	(58)	—	—	83
Construction – commercial	85	5	—	—	90
Construction – land development	12	(2)	10	—	—
Land	2,197	1,311	1,543	1	1,966
Consumer loans:
Home equity and second mortgage	781	(2)	—	5	784
Other	239	2	8	—	233
Commercial business loans	416	(21)	—	1	396
Total	$11,313	$1,385	$1,601	$29	$11,126

	Nine Months Ended June 30, 2013
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,558	$792	$527	$40	$1,863
Multi-family	1,156	(227)	116	1	814
Commercial	4,247	1,035	667	53	4,668
Construction – custom and owner/builder	386	(131)	26	—	229
Construction – speculative one- to four-family	128	(45)	—	—	83
Construction – commercial	429	(339)	—	—	90
Construction – land development	—	(130)	16	146	—
Land	2,392	1,821	2,250	3	1,966
Consumer loans:
Home equity and second mortgage	759	204	184	5	784
Other	254	(7)	14	—	233
Commercial business loans	516	(213)	—	93	396
Total	$11,825	$2,760	$3,800	$341	$11,126

The following tables presents information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at June 30, 2014 and September 30, 2013 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2014
Mortgage loans:
One- to four-family	$798	$852	$1,650	$7,520	$92,565	$100,085
Multi-family	50	352	402	3,326	43,751	47,077
Commercial	1,423	3,741	5,164	17,440	282,267	299,707
Construction – custom and owner/builder	—	333	333	—	28,982	28,982
Construction – speculative one- to four-family	—	56	56	—	1,445	1,445
Construction – commercial	—	38	38	—	1,520	1,520
Construction – multi-family	—	15	15	—	285	285
Land	383	1,101	1,484	5,446	22,996	28,442
Consumer loans:
Home equity and second mortgage	193	668	861	670	31,162	31,832
Other	—	190	190	8	5,221	5,229
Commercial business loans	—	370	370	—	25,341	25,341
Total	$2,847	$7,716	$10,563	$34,410	$535,535	$569,945

September 30, 2013
Mortgage loans:
One- to four-family	$600	$849	$1,449	$8,984	$95,314	$104,298
Multi-family	334	415	749	5,184	45,924	51,108
Commercial	1,763	3,512	5,275	19,510	271,787	291,297
Construction – custom and owner/builder	—	262	262	—	22,788	22,788
Construction – speculative one- to four-family	88	8	96	687	236	923
Construction – commercial	—	56	56	—	2,239	2,239
Construction – multi-family	—	—	—	143	1	144
Construction – land development	—	—	—	515	—	515
Land	234	1,706	1,940	2,391	28,753	31,144
Consumer loans:
Home equity and second mortgage	57	725	782	679	32,335	33,014
Other	—	200	200	6	5,975	5,981
Commercial business loans	—	327	327	—	17,499	17,499
Total	$3,076	$8,060	$11,136	$38,099	$522,851	$560,950

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators at June 30, 2014 and September 30, 2013 (dollars in thousands):

	Loan Grades
June 30, 2014	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$91,467	$1,835	$880	$5,903	$100,085
Multi-family	38,171	1,704	6,435	767	47,077
Commercial	271,593	3,179	18,622	6,313	299,707
Construction – custom and owner/builder	28,982	—	—	—	28,982
Construction – speculative one- to four-family	1,445	—	—	—	1,445
Construction – commercial	1,520	—	—	—	1,520
Construction – multi-family	285	—	—	—	285

Land	19,628	115	2,492	6,207	28,442
Consumer loans:
Home equity and second mortgage	29,938	729	326	839	31,832
Other	5,182	39	—	8	5,229
Commercial business loans	25,140	106	95	—	25,341
Total	$513,351	$7,707	$28,850	$20,037	$569,945
September 30, 2013
Mortgage loans:
One- to four-family	$91,291	$4,032	$769	$8,206	$104,298
Multi-family	41,863	132	8,337	776	51,108
Commercial	262,502	3,309	12,522	12,964	291,297
Construction – custom and owner/builder	22,788	—	—	—	22,788
Construction – speculative one- to four-family	236	687	—	—	923
Construction – commercial	2,239	—	—	—	2,239
Construction – multi-family	—	—	—	144	144
Construction – land development	—	—	—	515	515
Land	20,627	5,101	1,129	4,287	31,144
Consumer loans:
Home equity and second mortgage	31,096	782	55	1,081	33,014
Other	5,937	39	—	5	5,981
Commercial business loans	17,029	366	104	—	17,499
Total	$495,608	$14,448	$22,916	$27,978	$560,950

The following tables present an age analysis of past due status of loans by category at June 30, 2014 and September 30, 2013 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2014
Mortgage loans:
One- to four-family	$—	$163	$4,873	$—	$5,036	$95,049	$100,085
Multi-family	—	—	—	—	—	47,077	47,077
Commercial	—	812	1,631	—	2,443	297,264	299,707
Construction – custom and owner/builder	—	—	—	—	—	28,982	28,982
Construction – speculative one- to four- family	—	—	—	—	—	1,445	1,445
Construction – commercial	—	—	—	—	—	1,520	1,520
Construction – multi-family	—	—	—	—	—	285	285
Land	48	—	5,204	—	5,252	23,190	28,442
Consumer loans:
Home equity and second mortgage	—	—	371	150	521	31,311	31,832
Other	—	—	8	—	8	5,221	5,229
Commercial business loans	—	—	—	—	—	25,341	25,341
Total	$48	$975	$12,087	$150	$13,260	$556,685	$569,945

September 30, 2013
Mortgage loans:
One- to four-family	$14	$1,218	$6,985	$—	$8,217	$96,081	$104,298
Multi-family	—	—	—	—	—	51,108	51,108
Commercial	—	2,537	3,435	—	5,972	285,325	291,297
Construction – custom and owner/ builder	—	—	—	—	—	22,788	22,788
Construction – speculative one- to four- family	—	—	—	—	—	923	923
Construction – commercial	—	—	—	—	—	2,239	2,239
Construction – multi-family	—	—	144	—	144	—	144
Construction – land development	—	—	515	—	515	—	515
Land	—	—	2,146	284	2,430	28,714	31,144
Consumer loans:
Home equity and second mortgage	101	20	380	152	653	32,361	33,014
Other	1	39	5	—	45	5,936	5,981
Commercial business loans	83	15	—	—	98	17,401	17,499
Total	$199	$3,829	$13,610	$436	$18,074	$542,876	$560,950

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

The following is a summary of information related to impaired loans as of June 30, 2014 and for the three and nine months then ended (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$2,635	$3,300	$—	$2,749	$3,767	$—	$—	$—	$—
Multi-family	—	857	—	—	158	—	—	—	—
Commercial	9,047	12,342	—	9,077	7,704	151	267	122	210
Construction – custom and owner/builder	—	—	—	—	15	—	—	—	—
Construction – speculative one- to four-family	—	—	—	—	—	—	—	—	—
Construction – multi-family	—	338	—	—	115	—	—	—	—
Construction – land development	—	—	—	—	244	—	—	—	—
Land	1,039	1,819	—	1,003	1,080	3	9	2	7
Consumer loans:
Home equity and second mortgage	185	389	—	211	251	—	—	—	—
Other	8	8	—	10	7	—	—	—	—
Commercial business loans	—	14	—	53	22	—	—	—	—
Subtotal	12,914	19,067	—	13,103	13,363	154	276	124	217

With an allowance recorded:
Mortgage loans:
One- to four-family	4,885	4,903	798	4,925	4,336	39	109	31	81
Multi-family	3,326	3,326	50	3,675	4,580	45	175	34	132
Commercial	8,393	8,393	1,423	8,425	10,370	117	440	90	347
Construction – custom and owner/builder	—	—	—	—	—	—	—	—	—
Construction – speculative one- to four-family	—	—	—	—	413	—	11	—	7
Construction – multi-family	—	—	—	—	—	—	—	—	—
Construction - land development	—	—	—	—	—	—	—	—	—
Land	4,407	4,407	383	4,477	3,225	6	12	6	12
Consumer loans:
Home equity and second mortgage	485	485	193	488	375	4	12	3	9
Other	—	—	—		—	—	—	—	—
Commercial business loans	—	—	—		—	—	—	—	—
Subtotal	21,496	21,514	2,847	21,990	23,299	211	759	164	588

Total
Mortgage loans:
One- to four-family	$7,520	$8,203	$798	$7,674	$8,103	$39	$109	$31	$81
Multi-family	3,326	4,183	50	3,675	4,738	45	175	34	132
Commercial	17,440	20,735	1,423	17,502	18,074	268	707	212	557
Construction – custom and owner/builder	—	—	—	—	15	—	—	—	—
Construction – speculative one- to four-family	—	—	—	—	413	—	11	—	7
Construction – multi-family	—	338	—	—	115	—	—	—	—
Construction – land development	—	—	—	—	244	—	—	—	—
Land	5,446	6,226	383	5,480	4,305	9	21	8	19
Consumer loans:
Home equity and second mortgage	670	874	193	699	626	4	12	3	9
Other	8	8	—	10	7	—	—	—	—
Commercial business loans	—	14	—	53	22	—	—	—	—
Total	$34,410	$40,581	$2,847	$35,093	$36,662	$365	$1,035	$288	$805
________________________________________________

(1)	For the three months ended June 30, 2014

(2)	For the nine months ended June 30, 2014

The following is a summary of information related to impaired loans as of and for the year ended September 30, 2013 (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$5,342	$5,775	$—	$2,661	$18	$13
Multi-family	—	982	—	473	3	3
Commercial	4,879	8,005	—	8,781	322	267
Construction – custom and owner/builder	—	—	—	97	—	—
Construction – speculative one- to four-family	—	—	—	65	—	—
Construction – multi-family	143	608	—	293	—	—
Construction – land development	515	3,279	—	534	—	—
Land	1,188	2,133	—	3,519	9	8
Consumer loans:
Home equity and second mortgage	380	556	—	266	—	—
Other	6	6	—	8	—	—
Commercial business loans	—	33	—	—	—	—
Subtotal	12,453	21,377	—	16,697	352	291

With an allowance recorded:
Mortgage loans:
One- to four-family	3,642	3,726	600	4,397	91	68
Multi-family	5,184	5,184	334	5,960	301	230
Commercial	14,631	15,297	1,763	9,052	526	420
Construction – custom and owner/builder	—	—	—	60	—	—
Construction – speculative one- to four-family	687	687	88	695	29	16
Construction – multi-family	—	—	—	—	—	—
Construction - land development	—	—	—	—	—	—
Land	1,203	1,226	234	1,962	27	27
Consumer loans:
Home equity and second mortgage	299	299	57	352	16	12
Other	—	—	—	—	—	—
Subtotal	25,646	26,419	3,076	22,478	990	773
Total
Mortgage loans:
One- to four-family	8,984	9,501	600	7,058	109	81
Multi-family	5,184	6,166	334	6,433	304	233
Commercial	19,510	23,302	1,763	17,833	848	687
Construction – custom and owner/builder	—	—	—	157	—	—
Construction – speculative one- to four-family	687	687	88	760	29	16
Construction – multi-family	143	608	—	293	—	—
Construction – land development	515	3,279	—	534	—	—
Land	2,391	3,359	234	5,481	36	35
Consumer loans:
Home equity and second mortgage	679	855	57	618	16	12
Other	6	6	—	8	—	—
Commercial business loans	—	33	—	—	—	—
Total	$38,099	$47,796	$3,076	$39,175	$1,342	$1,064
______________________________________________
(1) For the year ended September 30, 2013

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2014 and September 30, 2013 (dollars in thousands):

	June 30, 2014	September 30, 2013
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$4,873	$6,985
Commercial	1,631	3,435
Construction – multi-family	—	144
Construction – land development	—	515
Land	5,204	2,146
Consumer loans:
Home equity and second mortgage	371	380
Other	8	5
Commercial business loans	—	—
Total loans accounted for on a non-accrual basis	12,087	13,610

Accruing loans which are contractually past due 90 days or more	150	436

Total of non-accrual and 90 days past due loans	12,237	14,046

Non-accrual investment securities	1,162	2,187

OREO and other repossessed assets, net	11,172	11,720
Total non-performing assets (1)	$24,571	$27,953

Troubled debt restructured loans on accrual status (2)	$16,524	$18,573

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	2.15%	2.51%

Non-accrual and 90 days or more past due loans as a percentage of total assets	1.68%	1.88%

Non-performing assets as a percentage of total assets	3.38%	3.75%

Loans receivable (3)	$568,258	$559,240

Total assets	$727,631	$745,648
___________________________________
(1) Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $2.9 million and $4.0 million reported as non-accrual loans at June 30, 2014 and September 30, 2013, respectively.
(3)  Includes loans held for sale and before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $19.44 million in troubled debt restructured loans included in impaired loans at June 30, 2014 and had no commitments to lend additional funds on these loans.  The Company had $22.60 million in troubled debt restructured loans included in impaired loans at September 30, 2013 and had $1,000 in commitments to lend additional funds on these loans. The allowance for loan losses allocated to troubled debt restructured loans at June 30, 2014 and September 30, 2013 was $1.72 million and $2.37 million, respectively.

The following table sets forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of June 30, 2014 and September 30, 2013 (dollars in thousands):

	June 30, 2014
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$2,647	$193	$2,840
Multi-family	3,327	—	3,327
Commercial	10,009	1,495	11,504
Land	242	1,075	1,317
Consumer loans:
Home equity and second mortgage	299	152	451
Total	$16,524	$2,915	$19,439

	September 30, 2013
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,999	$198	$2,197
Multi-family	5,184	—	5,184
Commercial	10,160	1,574	11,734
Construction – speculative one- to four-family	687	—	687
Construction – land development	—	515	515
Land	244	1,564	1,808
Consumer loans:
Home equity and second mortgage	299	180	479
Total	$18,573	$4,031	$22,604

The following table sets forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the nine months ended June 30, 2014 and the year ended September 30, 2013 (dollars in thousands):

June 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Land (1)	1	$157	$157	$156
Total	1	$157	$157	$156

September 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (2)	2	$353	$353	$350
Commercial (1)	2	2,327	2,327	2,318
Total	4	$2,680	$2,680	$2,668
___________________________

(1)	Modifications were a result of a reduction in the stated interest rate.
(2)     Modifications were a result of a combination of changes (i.e., a reduction in the stated interest rate and an extension of     the maturity at an interest rate below current market).

(6) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  The dividend and related accretion for the amount of the Company's Series A Preferred Stock outstanding for the respective period was deducted from net income and the discount on the redemption of Series A Preferred Stock was added to net income in computing net income to common shareholders.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At June 30, 2014 and 2013, there were 187,807 and 225,070 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2014 and 2013 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except for per share data)
Basic net income per common share computation
Numerator – net income	$1,434	$876	$4,204	$3,863
Preferred stock dividends	—	(151)	(136)	(559)
Preferred stock discount accretion	—	(47)	(70)	(236)
Discount on redemption of preferred stock	—	—	—	255
Net income to common shareholders	$1,434	$678	$3,998	$3,323

Denominator – weighted average common shares outstanding	6,857,149	6,818,752	6,855,811	6,816,772

Basic net income per common share	$0.21	$0.10	$0.58	$0.49

Diluted net income per common share computation
Numerator – net income	$1,434	$876	$4,204	$3,863
Preferred stock dividends	—	(151)	(136)	(559)
Preferred stock discount accretion	—	(47)	(70)	(236)
Discount on redemption of preferred stock	—	—	—	255
Net income to common shareholders	$1,434	$678	$3,998	$3,323

Denominator – weighted average common shares outstanding	6,857,149	6,818,752	6,855,811	6,816,772
Effect of dilutive stock options (1)	38,582	18,458	36,070	13,035
Effect of dilutive stock warrant	137,982	65,287	123,274	40,944
Weighted average common shares and common stock equivalents	7,033,713	6,902,497	7,015,155	6,870,751

Diluted net income per common share	$0.20	$0.10	$0.57	$0.48

____________________________________________
(1) For the three and nine months ended June 30, 2014, average options to purchase 126,000 and 131,489 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2013, options to purchase 56,546 and

131,152 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(7) STOCK PLANS AND STOCK BASED COMPENSATION
Stock Option Plans
Under the Company’s stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At June 30, 2014, there were no options for shares available for future grant under the 2003 Stock Option Plan or the 1999 Stock Option Plan.

Activity under the plans for the nine months ended June 30, 2014 and 2013 is as follows:

	Nine Months Ended June 30, 2014		Nine Months Ended June 30, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	162,946	$6.96	195,626	$7.97
Exercised	(3,600)	4.65	—	—
Granted	135,000	9.29	29,000	6.00
Forfeited	(66,046)	9.97	(56,680)	9.52
Options outstanding, end of period	228,300	$7.50	167,946	$7.10

Options exercisable, end of period	38,300	$4.90	68,446	$9.55

The aggregate intrinsic value of options outstanding at June 30, 2014 was $693,000.

At June 30, 2014, there were 190,000 unvested options with an aggregate grant date fair value of $464,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2014 was $477,000.  There were 14,600 options with an aggregate grant date fair value of $26,000 that vested during the nine months ended June 30, 2014.

At June 30, 2013, there were 99,500 unvested options with an aggregate grant date fair value of $208,000. There were 8,800 options with an aggregate grant date fair value of $13,000 that vested during the nine months ended June 30, 2013.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 135,000 options granted during the nine months ended June 30, 2014 with an aggregate grant date fair value of $349,000.  There were 29,000 options granted during the nine months ended June 30, 2013 with an aggregate grant date fair value of $69,000.

The weighted average assumptions used for options granted during the nine months ended June 30, 2014 and 2013 were:

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

No MRDP shares were granted during the nine months ended June 30, 2014 or 2013.  At June 30, 2014, no shares were available for future awards under the MRDP.

At June 30, 2014, there were no unvested MRDP shares. There were 3,254 MRDP shares that vested during the nine months ended June 30, 2014 with an aggregate grant date fair value of $23,000.

At June 30, 2013, there were 3,248 unvested MRDP shares with an aggregated grant date fair value of $23,000. There were 6,213 MRDP shares that vested during the nine months ended June 30, 2013 with an aggregated grant date fair value of $62,000. At June 30, 2013, no shares were available for future awards under the MRDP.

Expense for Stock Compensation Plans
Compensation expense for all stock-based plans were as follows:

	Nine Months Ended June 30,
	2014		2013
	(Dollars in thousands)
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense	$76	$2	$37	$32
Related tax benefit recognized	$—	$—	$13	$11

As of June 30, 2014, the compensation expense yet to be recognized for stock-based awards that have been awarded but not vested for the years ending September 30 is as follows (dollars in thousands):

	Stock Options	Stock Grants	Total Awards
Remainder of 2014	$28	$—	$28
2015	106	—	106
2016	106	—	106
2017	98	—	98
2018	67	—	67
2019	9	—	9
Total	$414	$—	$414

(8) FAIR VALUE MEASUREMENTS
GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2014 and September 30, 2013.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at
June 30, 2014 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for Sale Securities
MBS:
U.S. government agencies	$—	$1,967	$—	$1,967
Mutual funds	961	—	—	961
Total	$961	$1,967	$—	$2,928

There were no transfers among Level 1, Level 2 and Level 3 during the three and nine months ended June 30, 2014.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2014, and the total losses resulting from these estimated fair value adjustments for the nine months ended June 30, 2014 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans:
One-to four-family	$—	$—	$4,087	$979
Multi-family	—	—	3,276	—
Commercial	—	—	6,970	463
Land	—	—	4,024	260
Consumer loans:
Home equity and second mortgage	—	—	292	28
Total impaired loans (1)	—	—	18,649	1,730
MBS – held to maturity (2):
Private label residential	—	91	—	15
OREO and other repossessed items (3)	—	—	11,172	478
Total	$—	$91	$29,821	$2,223
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2014 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$18,649	Market approach	Appraised value of underlying collateral less selling costs	NA

OREO and other repossessed assets	$11,172	Market approach	Lower of appraised value or listing price less selling costs	NA

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

MBS and Other Investments: See descriptions above.

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.  During the three months ended June 30, 2014, 1,530 shares of FHLB stock were redeemed from the Company at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

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

The estimated fair values of financial instruments were as follows as of June 30, 2014 and September 30, 2013 (dollars in thousands):

	June 30, 2014
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$63,967	$63,967	$63,967	$—	$—
CDs held for investment	32,336	32,336	32,336	—	—
MBS and other investments	8,345	9,213	961	8,212	40
FHLB stock	5,299	5,299	5,299	—	—
Loans receivable, net	556,194	544,485	—	—	544,485
Loans held for sale	1,501	1,552	1,552	—	—
Accrued interest receivable	1,922	1,922	1,922	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	$92,995	$92,995	$92,995	$—	$—
Interest-bearing	505,637	506,392	345,394	—	160,998
Total deposits	598,632	599,387	438,389	—	160,998
FHLB advances	45,000	47,702	—	47,702	—
Accrued interest payable	294	294	294	—	—

	September 30, 2013
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$94,496	$94,496	$94,496	$—	$—
CDs held for investment	30,042	30,042	30,042	—	—
MBS and other investments	6,838	7,634	973	6,661	—
FHLB stock	5,452	5,452	5,452	—	—
Loans receivable, net	546,193	534,364	—	—	534,364
Loans held for sale	1,911	1,973	1,973	—	—
Accrued interest receivable	1,972	1,972	1,972	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	$87,657	$87,657	$87,657	$—	$—
Interest-bearing	520,605	522,021	346,455	—	175,566
Total deposits	608,262	609,678	434,112	—	175,566
FHLB advances	45,000	48,445	—	48,445	—
Accrued interest payable	320	320	320	—	—

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits. The guidance clarifies when it is appropriate for an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset. ASU 2013-11 is effective prospectively for annual periods, and interim periods within those years, beginning after December 15, 2013. Adoption of ASU 2013-11 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 is effective for annual and interim reporting periods within those annual periods, beginning after December 15, 2016. Adoption of the new guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

The following analysis discusses the material changes in the condensed consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2014.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At June 30, 2014, the Company had total assets of $727.63 million and total shareholders’ equity of $81.33 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and nine month period ended June 30, 2014, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI and other operating income.  Non-interest income is reduced by net OTTI losses on MBS and other investments and losses on the sale of MBS and other investments.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card processing expenses, OREO and other repossessed asset expenses, postage and courier expenses, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans.  Lending activities have been focused primarily on the origination of loans secured by real estate, including residential construction loans, one- to four-family residential loans, multi-family loans, commercial real estate loans.  The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market.  The Bank also originates commercial business loans and other consumer loans.

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Condensed Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2013 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2013 Form 10-K.

Comparison of Financial Condition at June 30, 2014 and September 30, 2013

The Company’s total assets decreased by $18.02 million, or 2.4%, to $727.63 million at June 30, 2014 from $745.65 million at September 30, 2013.  The decrease in total assets was primarily due to a decrease in total cash and cash equivalents, which was partially offset by increases in net loans receivable, CDs held for investment and MBS and other investments.

Net loans receivable increased by $9.59 million, or 1.7%, to $557.70 million at June 30, 2014 from $548.10 million at September 30, 2013.  The increase was primarily due to increases in construction, in particular custom and owner/builder loans, commercial real estate loans and commercial business loans.  These increases were partially offset by decreases in one-to four-family loans, multi-family loans, land loans and consumer loans.

Total deposits decreased by $9.63 million, or 1.6%, to $598.63 million at June 30, 2014 from $608.26 million at September 30, 2013. The decrease was primarily a result of decreases in certificates of deposit accounts and money market accounts balances, which was partially offset by increases in non-interest bearing accounts, savings accounts and N.O.W. checking accounts.

Shareholders’ equity decreased by $8.36 million, or 9.3%, to $81.33 million at June 30, 2014 from $89.69 million at September 30, 2013.  The decrease in shareholders’ equity was primarily a result of the redemption of 12,065 shares of Series A Preferred Stock for $12.07 million and the payment of dividends on common and preferred stock totaling $883,000. These decreases to shareholders' equity were partially offset by net income of $4.20 million for the nine months ended June 30, 2014.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $28.24 million, or 22.7%, to $96.30 million at June 30, 2014 from $124.54 million at September 30, 2013.  The decrease was primarily due to a $31.15 million, or 38.2%, decrease in interest-bearing deposits in banks, which was partially offset by a $2.29 million increase in CDs held for investment and a $621,000 increase in cash and due from financial institutions. The decrease in interest-bearing deposits in banks was primarily due to funding the redemption of Series A Prefe rred Stock for $12.07 million, a $9.59 million increase in net loans receivable and a $9.63 million decrease in total deposits.

MBS (Mortgage-backed Securities) and Other Investments:  MBS and other investments increased by $1.51 million, or 22.0%, to $8.35 million at June 30, 2014 from $6.84 million at September 30, 2013, primarily due to the purchase of $3.00 million of U.S. government agency securities, which was partially offset by the sale of $747,000 in private label residential MBS and scheduled amortization and prepayments on MBS.  For additional information on MBS and other investments, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loans: Net loans receivable increased by $9.59 million, or 1.7%, to $557.70 million at June 30, 2014 from $548.10 million at September 30, 2013.  The increase in the portfolio was primarily a result of an $8.56 million increase in construction and land development loans, an $8.41 million increase in commercial real estate loans and a $7.84 million increase in commercial business loans.  These increases in net loans receivable were partially offset by a $4.21 million decrease in one-to four-family loans, a $4.03 million decrease in multi-family loans, a $2.70 million decrease in land loans and a $1.93 million decrease in consumer loans. Net loans receivable was also impacted by a $573,000 decrease in the allowance for loan losses and a $2.94 million increase in the undisbursed portion of construction loans in process.

Loan originations decreased $39.31 million, or 23.9%, to $125.39 million for the nine months ended June 30, 2014 from $164.70 million for the nine months ended June 30, 2013.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income.  Sales of fixed rate one- to four-family mortgage loans decreased $51.31 million, or 68.8%, to $23.30 million for the nine months ended June 30, 2014 compared to $74.61 million for the nine months ended June 30, 2013. The decrease in loan originations and loans sold was primarily due to a reduction of $51.38 million in loans originated for sale as refinance demand for single family loans decreased.

For additional information, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $103,000, or 0.6%, to $17.87 million at June 30, 2014 from $17.76 million at September 30, 2013.  The increase was primarily due to several remodeling projects at branch offices and several technology related initiatives.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $548,000, or 4.7%, to $11.17 million at June 30, 2014 from $11.72 million at September 30, 2013. The decrease was primarily due to the disposition of 20 OREO properties totaling $5.72 million and OREO fair value write-downs of $491,000, partially offset by the addition of $5.67 million in OREO properties and other repossessed assets.  At June 30, 2014, total OREO and other repossessed assets consisted of 50 individual properties and one vehicle.  The properties consisted of 26 land parcels totaling $4.25 million, five commercial real estate properties totaling $3.22 million, 18 single-family homes totaling $3.55 million and one multi-family property of $142,000.

Goodwill and CDI:  The recorded amount of goodwill of $5.65 million at June 30, 2014 was unchanged from September 30, 2013.  The recorded amount of the CDI decreased $87,000, or 73.1%, to $32,000 at June 30, 2014 from $119,000 at September 30, 2013.  The decrease was due to scheduled amortization of the CDI.

Deposits: Deposits decreased by $9.63 million, or 1.6%, to $598.63 million at June 30, 2014 from $608.26 million at September 30, 2013.  The decrease was primarily a result of a $13.91 million decrease in certificates of deposit accounts and a $4.64 million decrease in money market accounts. These decreases were partially offset by increases of $5.34 million in non-interest bearing balances, $2.38 million in savings accounts and $1.20 million in N.O.W. checking accounts.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 25% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At June 30, 2014 FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in fiscal 2017 and bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at June 30, 2014 and September 30, 2013.

Shareholders’ Equity:  Total shareholders’ equity decreased by $8.36 million, or 9.30%, to $81.33 million at June 30, 2014 from $89.69 million at September 30, 2013.  The decrease was primarily due to the repurchase of 12,065 shares of Series A Preferred Stock for $12.07 million on December 20, 2013 and the payment of $833,000 in dividends on the Company's common and preferred stock, partially offset by net income of $4.20 million for the nine months ended June 30, 2014.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2014 and 2013

Net income increased $558,000, or 63.7%, to $1.43 million for the quarter ended June 30, 2014 from $876,000 for the quarter ended June 30, 2013. Net income to common shareholders, after adjusting for the preferred stock dividend and the preferred stock discount accretion, increased $756,000 or 111.5%, to $1.43 million for the quarter ended June 30, 2014 from $678,000 for the quarter ended June 30, 2013. Net income per diluted common share increased $0.10, or 100.0%, to $0.20 for the quarter ended June 30, 2014 from $0.10 for the quarter ended June 30, 2013. The increase in net income was primarily due to a decrease in the provision for loan loss.

Net income increased $341,000, or 8.8%, to $4.20 million for the nine months ended June 30, 2014 from $3.86 million for the nine months ended June 30, 2013. Net income to common shareholders after adjusting for the preferred stock dividend, the preferred stock discount accretion and the discount on redemption of preferred stock, increased $675,000, or 20.3%, to $4.00 million for the nine months ended June 30, 2014 from $3.32 million for the nine months ended June 30, 2013. Net income per diluted common share increased $0.09, or 18.8%, to $0.57 for the nine months ended June 30, 2014 from $0.48 for the nine months ended June 30, 2013. The increase in net income was primarily due to a decrease in the provision for loan losses.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income decreased by $66,000, or 1.0 % to $6.43 million for the quarter ended June 30, 2014 from $6.50 million for the quarter ended June 30, 2013.  The net interest margin decreased to 3.86% for the quarter ended June 30, 2014 from 3.88% for the quarter ended June 30, 2013 .

Total interest and dividend income decreased by $178,000 or 2.3%, to $7.40 million for the quarter ended June 30, 2014 from $7.58 million for the quarter ended June 30, 2013 as the yield on interest bearing assets decreased to 4.44% from 4.52%. The decrease in the weighted average yield on interest-bearing assets was primarily a result of decreased market rates for loans and adjustable rate loans repricing to lower current market interest rates. Total interest expense decreased by $112,000 or 10.4%, to $964,000 for the quarter ended June 30, 2014 from $1.08 million for the quarter ended June 30, 2013 as the average rate paid on interest-bearing liabilities decreased to 0.70% for the quarter ended June 30, 2014 from 0.77% for the quarter ended June 30, 2013 and the average balance of interest-bearing liabilities declined $12.89 million.  The decrease in funding costs was primarily a result of CDs repricing at lower market rates and a $24.64 million decrease in the average balance of CDs. In addition, the composition of the deposit base changed as the percentage of non-interest bearing and lower costing transaction accounts increased.

Net interest income remained unchanged at $19.33 million for the nine months ended June 30, 2014 and 2013. The net interest margin was level at 3.83% for the nine months ended June 30, 2014 and 2013.

Total interest and dividend income decreased by $426,000, or 1.9%, to $22.29 million for the nine months ended June 30, 2014 from $22.72 million for the nine months ended June 30, 2013 as the yield on interest bearing assets decreased to 4.41% for the nine months ended June 30, 2014 from 4.50% for the nine months ended June 30, 2013. Total interest expense decreased by $425,000, or 12.6%, to $2.96 million for the nine months ended June 30, 2014 from $3.39 million for the nine months ended June 30, 2013 as the average rate paid on interest bearing liabilities decreased to 0.72% for the nine months ended June 30, 2014 from 0.80% for the nine months ended June 30, 2013 and the average balance of interest bearing liabilities decreased by $10.81 million. The decreases in total interest and dividend income and total interest expense were primarily for the same reasons for the quarterly decreases discussed above.

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

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$566,887	$7,238	5.11%	$557,234	$7,422	5.33%
MBS and other investments (2)	7,573	66	3.49	6,448	69	4.28
FHLB stock and equity securities	6,332	6	0.38	6,540	5	0.31
Interest-bearing deposits	85,854	87	0.41	100,020	79	0.32
Total interest-bearing assets	666,646	7,397	4.44	670,242	7,575	4.52
Non-interest-bearing assets	63,000			67,545
Total assets	$729,646			$737,787

Interest-bearing liabilities:
Savings accounts	$92,744	12	0.05	$92,187	11	0.05
Money market accounts	94,181	61	0.26	87,047	61	0.28
N.O.W. accounts	156,932	107	0.27	152,712	115	0.30
Certificates of deposit	159,977	318	0.80	184,613	422	0.92
Short-term borrowings	—	—	—	162	—	0.05
Long-term borrowings (3)	45,000	466	4.15	45,000	467	4.16
Total interest-bearing liabilities	548,834	964	0.70	561,721	1,076	0.77
Non-interest-bearing liabilities	100,152			87,131
Total liabilities	648,986			648,852
Shareholders' equity	80,660			88,935
Total liabilities and
shareholders' equity	$729,646			$737,787

Net interest income		$6,433			$6,499

Interest rate spread			3.74%			3.75%
Net interest margin (4)			3.86%			3.88%
Ratio of average interest-bearing assets to average interest-bearing liabilities			121.47%			119.32%

	Nine Months Ended June 30
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$565,990	$21,811	5.14%	$556,014	$22,231	5.33%
MBS and other investments (2)	6,606	190	3.83	6,755	216	4.26
FHLB stock and equity securities	6,362	21	0.44	6,597	22	0.45
Interest-bearing deposits	94,205	268	0.38	103,789	247	0.32
Total interest-bearing assets	673,163	22,290	4.41	673,155	22,716	4.50
Non-interest-bearing assets	62,112			65,662
Total assets	$735,275			$738,817

Interest-bearing liabilities:
Savings accounts	$91,794	34	0.05	$89,894	43	0.06
Money market accounts	95,501	184	0.26	84,900	188	0.30
N.O.W. accounts	156,397	334	0.29	151,154	350	0.31
Certificates of deposit	164,200	1,010	0.82	192,287	1,406	0.98
Short-term borrowings	—	—	—	470	—	0.05
Long-term borrowings (3)	45,000	1,399	4.16	45,000	1,399	4.16
Total interest-bearing liabilities	552,892	2,961	0.72	563,705	3,386	0.80
Non-interest-bearing liabilities	99,433			84,546
Total liabilities	652,325			648,251
Shareholders' equity	82,950			90,566
Total liabilities and
shareholders' equity	$735,275			$738,817

Net interest income		$19,329			$19,330

Interest rate spread			3.69%			3.70%
Net interest margin (4)			3.83%			3.83%
Ratio of average interest-bearing assets to average interest-bearing liabilities			121.75%			119.42%

_________________

(1)	Interest yield on loans and MBS is calculated assuming a 30/360 basis; interest yield on all other categories is based on 365/365 interest basis.

(2)	Average balances include loans and MBS on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

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

	Three months ended June 30, 2014 compared to three months ended June 30, 2013 increase (decrease) due to			Nine months ended June 30, 2014 compared to nine months ended June 30, 2013 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$(317)	$133	$(184)	$(458)	$38	$(420)
MBS and other investments	(14)	11	(3)	(21)	(5)	(26)
FHLB stock and equity securities	1	—	1	—	(1)	(1)
Interest-bearing deposits	20	(12)	8	24	(3)	21
Total net (decrease) increase in income on interest-bearing assets	(310)	132	(178)	(455)	29	(426)

Interest-bearing liabilities:
Savings accounts	1	—	1	(8)	(1)	(9)
N.O.W accounts	(11)	3	(8)	(17)	1	(16)
Money market accounts	(5)	5	—	(10)	6	(4)
Certificates of deposit accounts	(52)	(52)	(104)	(206)	(190)	(396)
Long term FHLB borrowings	(1)	—	(1)	—	—	—
Total net decrease in expense on interest-bearing liabilities	(68)	(44)	(112)	(241)	(184)	(425)

Net (decrease) increase in net interest income	$(242)	$176	$(66)	$(214)	$213	$(1)
(1) Includes loans originated for sale.

Provision for Loan Losses:  There was no provision for loan losses for the quarter ended June 30, 2014 compared to $1.39 million for the quarter ended June 30, 2013.  Net charge-offs for the quarter ended June 30, 2014 decreased to $186,000 from$1.57 million for the quarter ended June 30, 2013. The decrease in the provision for loan losses for the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013 was primarily due to the decreased level of net charge-offs and improvements in other underlying credit quality metrics.

There was no provision for loan losses for the nine months ended June 30, 2014 compared to $2.76 million for the nine months ended June 30, 2013. Net charge-offs for the nine months ended June 30, 2014 were $573,000 compared to $3.46 million for the nine months ended June 30, 2013. The decrease in the provision for loan losses for the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 was primarily due to the decreased level of net charge-offs and improvements in other underlying credit quality metrics.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $10.56 million at June 30, 2014 (1.86% of loans receivable and loans held for sale and 86.3% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at June 30, 2014 was $2.85 million compared to $2.89 million at June 30, 2013.  The allowance for loan losses was $11.13 million (2.00% of loans receivable and loans held for sale and 92.8% of non-performing loans) at June 30, 2013.

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

Non-interest Income: Total non-interest income decreased $256,000 or 10.8%, to $2.12 million for the quarter ended June 30, 2014 from $2.37 million for the quarter ended June 30, 2013 primarily due to a $338,000 decrease in the net gain on sales of loans, partially offset by an $85,000 increase in ATM and debit card interchange transaction fees. The decrease in gains on sale of loans was primarily due to a decrease in the dollar volume of fixed-rate one-to-four family loans sold during the current quarter as refinance activity decreased.

Total non-interest income decreased $1.54 million, or 19.6%, to $6.32 million for the nine months ended June 30, 2014 from $7.87 million for the nine months ended June 30, 2013. The decrease was primarily due to a $1.34 million decrease in gain on sale of loans and no valuation recovery on MSRs during the nine months ended June 30, 2014 compared to $475,000 valuation recovery on MSRs in the same period last year. These decreases to non-interest income were partially offset by a $207,000 increase in ATM and debit card interchange transaction fees, a $138,000 increase in service charges on deposits and a $117,000 improvement in net OTTI on MBS and other investments. At June 30, 2014, the MSR asset had no remaining valuation reserve available for future recovery.

Non-interest Expense:  Total non-interest expense increased by $193,000, or 3.1%, to $6.43 million for the quarter ended June 30, 2014 from $6.24 million for the quarter ended June 30, 2013.  The increased expenses were primarily due to a $149,000 increase in salaries and employee benefits expense and an $80,000 increase in data processing and telecommunications expense. These increases were partially offset by a $73,000 decrease in OREO and other repossessed assets expense. The increase in salaries and employee benefits was primarily due to the hiring of additional loan officers, annual salary adjustments and an increase in health insurance costs. Also contributing to the increase in salaries and employee benefits was a decrease in loan originations. Under GAAP, the portion of a loan origination fee that is attributable to the estimated employee costs to generate the loan is recorded as a reduction of salaries and employee benefits expense. With the decrease in loan originations, the loan origination fees that reduced salaries and employee benefit expense decreased by $117,000 during the quarter ended June 30, 2014 compared to the quarter ended June 30, 2013. The increase in data processing and telecommunications expense was primarily due to expenses associated with the Company's recent technology upgrades, which included outsourcing the core processing system. The decrease in OREO and other repossessed assets expense was primarily due to a reduction in the level of fair value write-downs during the current quarter.

Total non-interest expense increased $627,000, or 3.3%, to $19.42 million for the nine months ended June 30, 2014 from $18.80 million for the nine months ended June 30, 2013. The increased expenses were primarily due to a $762,000 increase in salaries and employee benefits expense, a $155,000 increase in ATM and debit card processing expense and a $147,000 increase in data processing and telecommunications expense. The increases in salaries and employee benefits expense and the data processing and telecommunications expense were primarily due to the same reasons for the quarterly increases discussed above. The increase in ATM and debit card processing expense was primarily due to conversion related expenses from the Company's technology investment to upgrade its electronic funds transfer ("EFT") platform. These increases were partially offset by a $312,000 decrease in OREO and other repossessed assets expense and smaller decreases in several other expense categories.

Provision for Federal Income Taxes: The provision for federal income taxes increased $312,000, or 83.6%, to $685,000 for the quarter ended June 30, 2014 from $373,000 for the quarter ended June 30, 2013, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 32.33% for the quarter ended June 30, 2014 and 29.86% for the quarter ended June 30, 2013.

The provision for federal income taxes increased $250,000, or 14.1%, to $2.02 million for the nine months ended June 30, 2014 from $1.77 million for the nine months ended June 30, 2013, primarily due to increased income before federal income taxes. The Company's effective tax rate was 32.50% for the nine months ended June 30, 2014 and 31.47% for the nine months ended June 30, 2013.

Liquidity
The Company’s primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and MBS and other investments, proceeds from the sale of loans, proceeds from maturing securities and maturing CDs held for investment, FHLB advances, and other borrowings.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

Liquidity management is both a short and long-term responsibility of the Bank’s management.  The Bank adjusts its investments in liquid assets based upon management’s assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest-bearing deposits.  Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term investments

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2014, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 14.55%.

The Company’s total cash and cash equivalents decreased by $30.53 million, or 32.3% to $63.97 million at June 30, 2014 from $94.50 million at September 30, 2013. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2014 the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 25% of total assets, limited by available collateral, under which $45.00 million was outstanding and $133.02 million was available for additional borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At June 30, 2014, the Bank had $43.45 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At June 30, 2014, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At June 30, 2014, the Bank had loan commitments totaling $44.51 million and undisbursed construction loans in process totaling $21.46 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from June 30, 2014 totaled $97.26 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At June 30, 2014, the Bank had $3.19 million in brokered CDs.

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

The capital adequacy requirements are quantitative measures established by regulation that require Timberland Bancorp, Inc. and the Bank to maintain minimum amounts and ratios of capital.  Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0%, (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%.  The Federal Reserve requires Timberland Bancorp, Inc. to maintain capital adequacy that generally parallels the FDIC requirements.  At June 30, 2014, Timberland Bancorp, Inc. and the Bank each exceeded all applicable capital requirements.

The following table compares the Company’s and the Bank’s actual capital amounts at June 30, 2014 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
Consolidated	$77,025	10.62%	$29,000	4.00%	N/A	N/A
Timberland Bank	74,262	10.25	28,988	4.00	$36,235	5.00%

Tier 1 risk adjusted capital:
Consolidated	77,025	13.61	22,636	4.00	N/A	N/A
Timberland Bank	74,262	13.13	22,632	4.00	33,948	6.00

Total risk–based capital
Consolidated	84,144	14.87	45,272	8.00	N/A	N/A
Timberland Bank	81,380	14.38	45,264	8.00	56,580	10.00

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
PERFORMANCE RATIOS:
Return on average assets (1)	0.79%	0.47%	0.76%	0.70%
Return on average equity (1)	7.12%	3.94%	6.76%	5.69%
Net interest margin (1)	3.86%	3.88%	3.83%	3.83%
Efficiency ratio	75.21%	70.31%	75.27%	69.12%

	At June 30, 2014	At September 30, 2013	At June 30, 2013
BOOK VALUES:
Book value per common share	$11.54	$11.04	$10.98
Tangible book value per common share (2)	10.74	10.22	10.16
______________________

(1)	Annualized

(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2013.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2014 the

Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders' Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (9)

_________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333- 35817).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2010.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant’s Current Report on Form 8-K dated April 13, 2007.

(5)	Incorporated by reference to the Registrant’s 1999 Annual Meeting Proxy Statement dated December 15, 1998.

(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

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

Timberland Bancorp, Inc.

Date: August 11, 2014	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.