Form 10-K
period 2014-09-30
TIMBERLAND BANCORP INC
filed 2014-12-11
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2014 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES         NO    X
As of November 30, 2014, the registrant had 7,052,036 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2014, was $71.4 million (6,670,537 shares at $10.70).  For purposes of this calculation, common stock held by officers and directors of the registrant was excluded.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (Part III).

TIMBERLAND BANCORP, INC.
2014 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp", or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB (“Bank”) upon the Bank’s conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank (“Conversion”).  The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company.  At September 30, 2014, on a consolidated basis, the Company had total assets of $745.6 million, total deposits of $615.1 million and total shareholders’ equity of $82.8 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corporation.

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

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans and commercial business loans.  Lending activities have historically been focused primarily on the origination of loans secured by real estate, including construction and land development, one- to four-family residential, multi-family, commercial real estate and land loans.  During the past several years, the Bank adjusted its lending strategy and began reducing its exposure to speculative construction and land development lending.

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

Corporate Overview

Preferred Stock Received in the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).  On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department ("Treasury") as a part of the Treasury's CPP, which was established as part of the TARP. The Company sold 16,641 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock"), with a liquidation value of $1,000 per share and a related warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018. The Series A Preferred Stock paid a 5.0% dividend through December 20, 2013, the date of its redemption.

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

For additional information, see “Item 2. Properties.”

Hoquiam, with a population of approximately 8,500, is located in Grays Harbor County which is situated along Washington State’s central Pacific coast.  Hoquiam is located approximately 110 miles southwest of Seattle and 145 miles northwest of Portland, Oregon.

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

Grays Harbor County has a population of 71,000 according to the U.S. Census Bureau 2013 estimates and a median family income of $58,300 according to 2014 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 8.8% at September 30, 2014 from 11.0% at September 30, 2013.  The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2014 increased 0.9% to $128,100 from $126,900 for the comparable prior year period.  The number of home sales increased 0.7% for the quarter ended September 30, 2014 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located throughout the county.  The downturn in Grays Harbor County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Pierce County is the second most populous county in the state and has a population of 820,000 according to the U.S. Census Bureau 2013 estimates.  The county’s median family income is $67,000 according to 2014 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment (Boeing).  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 6.0% at September 30, 2014 from 7.7% at September 30, 2013. The median price of a resale home in Pierce County for the quarter ended September 30, 2014 increased 3.0% to $235,200 from $228,300 for the comparable prior year period.  The number of home sales decreased 1.2% for the quarter ended September 30, 2014 compared to the same quarter one year earlier.  The Bank has five branches in Pierce County and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.  The downturn in Pierce County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Thurston County has a population of 262,000 according to the U.S. Census Bureau 2013 estimates and a median family income of $74,200 according to 2014 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia) and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security

Department, the unemployment rate for the Thurston County area decreased to 5.4% at September 30, 2014 from 6.7% at September 30, 2013. The median price of a resale home in Thurston County for the quarter ended September 30, 2014 increased 4.6% to $238,700 from $228,300 for the same quarter one year earlier.  The number of home sales increased 8.8% for the quarter ended September 30, 2014 compared to the same quarter one year earlier.  The Bank has five branches in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence; however the downturn in Thurston County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Kitsap County has a population of 254,000 according to the U.S. Census Bureau 2013 estimates and a median family income of $74,000 according to 2014 HUD estimates.  The Bank has two branches in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the United States Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area decreased to 5.3% at September 30, 2014 from 6.4% at September 30, 2013.  The median price of a resale home in Kitsap County for the quarter ended September 30, 2014 increased 1.0% to $250,700 from $248,200, for the same quarter one year earlier.  The number of home sales increased 2.5% for the quarter ended September 30, 2014 compared to the same quarter one year earlier.  The downturn in Kitsap County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

King County is the most populous county in the state and has a population of 2.0 million according to the U.S. Census Bureau 2013 estimates.  The Bank has one branch in King County.  The county’s median family income is $88,200 according to 2014 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace (Boeing), computer technology and biotech industries.  According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 4.8% at September 30, 2014 from 5.6% at September 30, 2013. The median price of a resale home in King County for the quarter ended September 30, 2014 increased 5.5% to $462,100 from $438,000, for the same quarter one year earlier.  The number of home sales decreased 7.6% for the quarter ended September 30, 2014 compared to the same quarter one year earlier.

Lewis County has a population of 75,000 according to the U.S. Census Bureau 2013 estimates and a median family income of $58,300 according to 2014 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 8.3% at September 30, 2014 from 10.5% at September 30, 2013. The median price of a resale home in Lewis County for the quarter ended September 30, 2014 increased 9.0% to $160,000 from $146,800, for the same quarter one year earlier.  The number of home sales increased 6.3% for the quarter ended September 30, 2014 compared to the same quarter one year earlier.  The Bank currently has three branches located in Lewis County.  The downturn in Lewis County’s economy and the decline in real estate values since 2008 have had a negative effect on the Bank’s profitability in this market area.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, or by commercial real estate and loans for the construction of one- to four-family residences.  During the past several years, the Bank adjusted its lending strategy and began reducing its exposure to speculative construction and land development lending as well as land loans.  The Bank’s net loans receivable, including loans held for sale, totaled $565.8 million at September 30, 2014, representing 75.9% of consolidated total assets, and at that date commercial real estate, construction and land development loans (including undisbursed loans in process), and land loans were $392.4 million, or 64.6%, of total loans.  Construction and land development loans, land loans and commercial real estate loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.  See “-Lending Activities - Commercial Real Estate Lending,” “- Lending Activities - Construction and Land Development Lending” and “- Lending Activities - Land Lending.”

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 20% of its capital plus surplus. According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for loan losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2014, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $17.3 million under this policy.  At September 30, 2014, the largest amount outstanding to any one borrower and the borrower’s related entities was $15.5 million which was secured by commercial buildings located in Pierce and Kitsap counties.  These loans were all performing according to their loan repayment terms at September 30, 2014.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $8.3 million.  These loans were secured by commercial buildings located in Thurston County and were performing according to their loan repayment terms at September 30, 2014.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan as of the dates indicated.

	At September 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family(1)	$98,534	16.22%	$104,298	18.00%	$106,979	18.82%	$114,680	20.47%	$121,014	21.65%
Multi-family	46,206	7.61	51,108	8.82	47,521	8.36	30,982	5.53	32,267	5.77
Commercial	294,354	48.47	291,297	50.27	256,254	45.08	246,037	43.92	208,002	37.21
Construction and land development	68,479	11.28	45,136	7.79	56,406	9.92	52,484	9.37	69,271	12.39
Land	29,589	4.87	31,144	5.37	39,655	6.98	49,236	8.79	62,999	11.27
Total mortgage loans	537,162	88.45	522,983	90.25	506,815	89.16	493,419	88.08	493,553	88.29

Consumer Loans:
Home equity and second mortgage	34,921	5.75	33,014	5.70	32,814	5.77	36,008	6.43	38,418	6.87
Other	4,699	0.77	5,981	1.03	6,183	1.10	8,240	1.47	9,086	1.62
Total consumer loans	39,620	6.52	38,995	6.73	38,997	6.87	44,248	7.90	47,504	8.49
Commercial business loans	30,559	5.03	17,499	3.02	22,588	3.97	22,510	4.02	17,979	3.22
Total loans	607,341	100.00%	579,477	100.00%	568,400	100.00%	560,177	100.00%	559,036	100.00%

Less:
Undisbursed portion of construction loans in process	(29,416)		(18,527)		(16,325)		(18,265)		(17,952)
Deferred loan origination fees	(1,746)		(1,710)		(1,770)		(1,942)		(2,229)
Allowance for loan losses	(10,427)		(11,136)		(11,825)		(11,946)		(11,264)
Total loans receivable, net	$565,752		$548,104		$538,480		$528,024		$527,591
______________

(1)	Includes loans held-for-sale of $899,000, $1.9 million, $1.4 million, $4.0 million and $3.0 million at September 30, 2014, 2013, 2012, 2011 and 2010, respectively.

Residential One- to Four-Family Lending.  At September 30, 2014, $98.5 million, or 16.2%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans and five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change in which the new rate remains in effect for the remainder of the loan term) are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac").  From time to time, however, a portion of these fixed-rate loans and five and seven year balloon reset loans, may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2014, $37.7 million, or 38.3%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate and five and seven year balloon reset mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.88% to 4.00%.  The Bank also offers ARM loans tied to the prime rate or to the London Inter-Bank Offered Rate (“LIBOR”) indices which typically do not have periodic, or lifetime adjustment limits.  Loans tied to these indices normally have margins ranging up to 3.5%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2014, $60.8 million, or 61.7%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

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

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac).  At September 30, 2014, 21 one- to four-family loans totaling $4.4 million were on non-accrual status.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

Construction and Land Development Lending.  Prompted by unfavorable economic conditions in its primary market area in the 1980s, the Bank sought to establish a market niche and, as a result, began originating construction loans outside of Grays Harbor County.  In recent periods, construction lending activities have been primarily in the Pierce, King, Thurston, Grays Harbor, and Kitsap County markets and as a result of the current economic environment, the Bank has sharply curtailed speculative construction and eliminated land development lending. At September 30, 2014, the Bank's construction and land development loans totaled $68.5 million or 11.28% of the Bank's total loan portfolio.

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

At September 30, 2014 and 2013, the composition of the Bank’s construction and land development loan portfolio was as follows:

	At September 30,
	2014		2013
	Outstanding Balance	Percent of Total	Outstanding Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$59,752	87.26%	$40,811	90.42%
Speculative one-to four-family	2,577	3.76	1,428	3.16
Multi-family (including condominium)	2,840	4.15	143	0.32
Commercial real estate	3,310	4.83	2,239	4.96
Land development	—	—	515	1.14
Total	$68,479	100.00%	$45,136	100.00%

Custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home.  Custom construction loans are generally originated for a term of six to 12 months, with fixed interest rates currently ranging from 4.50% to 9.00% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less.

Owner/builder construction loans are originated to home owners rather than home builders and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates currently ranging from 4.50% to 9.00%, and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2014, custom and owner/builder construction loans totaled $59.8 million, or 87.3%, of the total construction and land development loan portfolio.  At September 30, 2014, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.5 million (including $14,000 of undisbursed loans in process) and was performing according to its repayment terms.

Speculative one-to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Historically, the Bank has originated loans to approximately 50 builders located in the Bank’s primary market areas, each of which generally would have one to eight speculative loans outstanding from the Bank during a 12 month period.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates averaging 6.00%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property.  The Bank is currently originating speculative construction loans on a limited basis.  At September 30, 2014, speculative construction loans totaled $2.6 million, or 3.8%, of the total construction and land development loan portfolio.  At September 30, 2014 the largest aggregate outstanding balance to one borrower for speculative construction loans, totaled $458,000 (including $450,000 of undisbursed loans in process) and was comprised of two loans that were performing according to their repayment terms.

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities; generally with ten to 50 lots). The Bank is not currently originating any new land development loans and at September 30, 2014, the Bank had no land development loans outstanding.  Land development loans were secured by a lien on the property and typically were made for a period of two to five years with fixed or variable interest rates, and were made with loan-to-value ratios generally not exceeding 75%.  Land development loans were generally structured so that the Bank was repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, in the case of a corporate borrower, the Bank also generally obtained personal guarantees from corporate principals and reviewed their personal financial statements.

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

The Bank also provides construction financing for multi-family and commercial properties.  At September 30, 2014, these loans amounted to $6.2 million, or 9.0% of construction and land development loans.  These loans are typically secured by condominiums, apartment buildings, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2014, the largest outstanding multi-family construction loan was secured by an apartment building project in Pierce County and had a balance of $2.4 million (including $2.3 million of undisbursed construction loan proceeds) and was performing according to its repayment terms.  At September 30, 2014, the largest outstanding commercial real estate construction loan had a balance of $1.4 million. This loan was secured by a mixed use building being constructed in Thurston County and was performing according to its repayment terms.

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

Multi-Family Lending.  At September 30, 2014, the Bank had $46.2 million, or 7.6% of the Bank’s total loan portfolio, secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 2.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2014 the Bank’s largest multi-family loan had an outstanding principal balance of $7.9 million and was secured by an apartment building located in Thurston County. At September 30, 2014, this loan was performing according to its restructured repayment terms.

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

Commercial Real Estate Lending.  Commercial real estate loans totaled $294.4 million, or 48.5% of the total loan portfolio at September 30, 2014.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as restaurants, motels, mini-storage facilities, office buildings and retail/wholesale facilities, located in the Bank’s primary market area.  At September 30, 2014, the largest commercial real estate loan was secured by an office building in Grays Harbor County and had a balance of $6.2 million and was performing according to its repayment terms.  At September 30, 2014, three commercial real estate loans totaling $1.5 million were on non-accrual status.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

The Bank typically requires appraisals of properties securing commercial real estate loans.  For loans that are less than $250,000, the Bank may use the tax assessed value and a property inspection in lieu of an appraisal.  Appraisals are performed by independent appraisers designated by the Bank.  The Bank considers the quality and location of the real estate, the credit history of the borrower, the cash flow of the project and the quality of management involved with the property.  The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 for originated loans secured by income producing commercial properties.  Loan-to-value ratios on commercial real estate loans are generally limited to not more than 80%.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements.

Commercial real estate lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four-family residential lending.  However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by commercial properties often depend upon the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by generally limiting the maximum loan-to-value ratio to 80% and scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  The Bank also generally requests annual financial information and rent rolls on the subject property from the borrowers on loans over $750,000.

Land Lending. The Bank has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots.  Currently the Bank is originating land loans on a limited basis.  At September 30, 2014, land loans  totaled $29.6 million, or 4.9% of the Bank’s total loan portfolio as compared to $31.1 million, or 5.4% of the Bank’s total loan portfolio at September 30, 2013.  Land loans originated by the Bank generally have maturities of five to ten years.  The largest land loan is secured by land in Grays Harbor County, had an outstanding balance of $3.7 million and was on non-accrual status at September 30, 2014.  At September 30, 2014, nine land loans totaling $4.6 million were on non-accrual status.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

Consumer Lending.  Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans.  Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At September 30, 2014, consumer loans amounted to $39.6 million, or 6.5%, of the Bank's total loan portfolio.

At September 30, 2014, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $34.9 million, or 5.7% of the Bank's total loan portfolio.  Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the prime rate or the 26 week Treasury Bill.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2014, consumer loans totaling $501,000 were on non-accrual status. See “- Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans totaled $30.6 million, or 5.0% of the loan portfolio at September 30, 2014.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $2.0 million at September 30, 2014 and was performing according to its repayment terms.  At September 30, 2014, all commercial business loans were performing according to their repayment terms.  See “- Lending Activities - Non-performing Loans and Delinquencies.”

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

Loan Maturity.  The following table sets forth certain information at September 30, 2014 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity, but does not include scheduled payments or potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
		(In thousands)
Mortgage loans:
One- to four-family (1)	$2,941	$2,790	$2,511	$10,923	$79,369	$98,534
Multi-family	3,592	1,471	13,979	26,400	764	46,206
Commercial	13,134	38,910	59,367	171,205	11,738	294,354
Construction and land development (2)	68,479	—	—	—	—	68,479
Land	9,722	11,044	5,292	2,664	867	29,589
Consumer loans:
Home equity and second mortgage	4,690	4,061	3,782	11,858	10,530	34,921
Other	1,236	393	294	906	1,870	4,699
Commercial business loans	5,395	12,362	6,050	5,737	1,015	30,559
Total	$109,189	$71,031	$91,275	$229,693	$106,153	607,341
Less:
Undisbursed portion of construction loans in process						(29,416)
Deferred loan origination fees						(1,746)
Allowance for loan losses						(10,427)
Loans receivable, net						$565,752
_____________

(1)	Includes $899,000 of loans held-for-sale.

(2)	Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2014, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Mortgage loans:
One- to four-family (1)	$35,068	$60,525	$95,593
Multi-family	1,328	41,286	42,614
Commercial	54,557	226,663	281,220
Land	11,631	8,236	19,867
Consumer loans:
Home equity and second mortgage	13,658	16,573	30,231
Other	3,281	182	3,463
Commercial business loans	13,656	11,508	25,164
Total	$133,179	$364,973	$498,152
_____________

(1)	Includes $899,000 of loans held-for-sale.

Scheduled contractual principal repayments of loans do not reflect the actual life of these assets.  The average life of loans is substantially less than their contractual terms because of prepayments.  In addition, due-on-sale clauses on loans generally give the Bank the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.  The average life of mortgage loans tends to increase when current mortgage loan interest rates are substantially higher than interest rates on existing mortgage loans and, conversely, decrease when interest rates on existing mortgage loans are substantially higher than current mortgage loan interest rates.

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

Loan applications are initiated by loan officers and are required to be approved by an authorized loan underwriter, one of the Bank’s Loan Committees or the Bank’s Board of Directors.  The Bank’s Consumer Loan Committee consists of two underwriters, each of whom can approve one- to four-family mortgage loans and other consumer loans up to and including the current Freddie Mac single-family limit.  Certain consumer loans up to and including $25,000 may be approved by individual loan officers and the Bank’s Consumer Lending Department Manager and Loan Supervisor may approve consumer loans up to and including $75,000.  The Bank’s Commercial Loan Committee, which consists of the Bank’s President, Chief Credit Administrator, Executive Vice President of Lending and Regional Manager of Community Lending, may approve commercial real estate loans and commercial business loans up to and including $1.5 million. The Bank’s President, Chief Credit Administrator and Executive Vice President of Lending also have individual lending authority for loans up to and including $750,000. The Bank’s Board Loan Committee, which consists of two rotating non-employee Directors and the Bank’s President, may approve loans up to and including $3.0 million.  Loans in excess of $3.0 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $3.0 million, must be approved by the Bank’s Board of Directors.

Loan Originations, Purchases and Sales.  During the years ended September 30, 2014, 2013 and 2012, the Bank’s total gross loan originations were $185.8 million, $217.8 million and $228.3 million, respectively.  Periodically, the Bank purchases participation interests in construction, commercial real estate, and multi-family loans, secured by properties generally located in Washington State, from other lenders.  These purchases are underwritten to the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the years ended September 30, 2014, 2013 and 2012, the Bank purchased loan participation interests of $1.9 million, $43,000 and $2.0 million, respectively.  See “- Lending Activities - Construction and Land Development Lending” and “- Lending Activities - Multi-Family Lending.”

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2014, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $327.6 million.

The Bank also periodically sells participation interests in construction and land development loans, commercial real estate loans, and land loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower.  During the year ended September 30, 2014 the Bank did not sell any loan participation interests. During the 2013 and 2012 fiscal years the Bank sold loan participation interests to other lenders of $4.3 million and $3.6 million, respectively.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2014	2013	2012
Loans originated:	(In thousands)
Mortgage loans:
One- to four-family	$44,015	$104,879	$103,887
Multi-family	701	7,530	20,882
Commercial	45,215	50,314	48,450
Construction and land development	61,246	38,491	39,907
Land	4,174	1,853	1,858
Consumer	13,143	11,237	8,856
Commercial business loans	17,273	3,499	4,415
Total loans originated	185,767	217,803	228,255

Loans purchased:
Mortgage loans:
Commercial	1,911	—	—
Multi-family	—	43	56
Commercial business	—	—	1,955
Total loans purchased	1,911	43	2,011
Total loans originated and purchased	187,678	217,846	230,266

Loans sold:
Partial loans sold	—	(4,263)	(3,600)
Whole loans sold	(33,345)	(89,352)	(97,357)
Total loans sold	(33,345)	(93,615)	(100,957)

Loan principal repayments	(126,469)	(113,154)	(121,086)
Other items, net	(10,216)	(1,453)	2,233
Net increase in loans receivable	$17,648	$9,624	$10,456

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank is generally up to 2.0% of the loan amount.  Current accounting principles generally accepted in the United States of America require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized deferred loan origination fees totaled $1.7 million at September 30, 2014.

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

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

	At September 30,
	2014	2013	2012	2011	2010
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$4,376	$6,985	$3,382	$2,150	$3,691
Multi-Family	—	—	1,449	—	—
Commercial	1,468	3,435	6,049	6,571	7,252
Construction and land development	—	659	1,570	3,522	7,609
Land	4,564	2,146	8,613	8,935	5,460
Consumer loans	501	385	268	367	806
Commercial business loans	—	—	—	44	46

Total	10,909	13,610	21,331	21,589	24,864

Accruing loans which are contractually past due 90 days or more	812	436	1,198	1,754	1,325

Total of non-accrual and 90 days past due loans	11,721	14,046	22,529	23,343	26,189

Non-accrual investment securities	1,101	2,187	2,442	2,796	3,390

Other real estate owned and other repossessed assets	9,092	11,720	13,302	10,811	11,519
Total non-performing assets (1)	$21,914	$27,953	$38,273	$36,950	$41,098

Troubled debt restructured loans on accrual status (2)	$16,804	$18,573	$13,410	$18,166	$8,995

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net	2.03%	2.51%	4.09%	4.32%	4.86%

Non-accrual and 90 days or more past due loans as a percentage of total assets	1.57%	1.88%	3.06%	3.16%	3.53%

Non-performing assets as a percentage of total assets	2.94%	3.75%	5.19%	5.01%	5.53%

Loans receivable, net (3)	$576,179	$559,240	$550,305	$539,970	$538,855
Total assets	$745,565	$745,648	$736,954	$738,224	$742,687
_______________

(1)	Does not include troubled debt restructured loans on accrual status.

(2)
Does not include troubled debt restructured loans totaling $2.3 million, $4.0 million, $10.1 million, $7.4 million and $7.4 million reported as non-accrual loans at September 30, 2014, 2013, 2012, 2011 and 2010, respectively.

(3)	Includes loans held-for-sale and is before the allowance for loan losses.

The Bank’s non-accrual loans decreased by $2.7 million to $10.9 million at September 30, 2014 from $13.6 million at September 30, 2013, primarily as a result of a $2.6 million decrease in one- to four-family loans, a $2.0 million decrease in commercial real estate loans, and a $659,000 decrease in construction and land development loans on non-accrual status.  These decreases were partially offset by a $2.4 million increase in land loans on non-accrual status, due to a single $3.7 million land loan secured by land in Grays Harbor County and which is also the Company's largest non-performing loan at September 30, 2014.  A discussion of our largest non-performing loans is set forth below under “Asset Classification.”

Additional interest income which would have been recorded for the year ended September 30, 2014 had non-accruing loans been current in accordance with their original terms totaled $3.6 million.

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.  At September 30, 2014, the Bank had $9.1 million of OREO and other repossessed assets consisting of 40 individual properties, a decrease of $2.6 million from $11.7 million at September 30, 2013.  The OREO properties consisted of 21 land parcels totaling $3.8 million, four commercial real estate properties totaling $2.2 million, one multi-family property of $142,000 and 14 single family homes totaling $2.9 million.  The largest OREO property at September 30, 2014 was a land development property with a balance of $1.2 million located in Lewis County.

Restructured Loans.  Under accounting principles generally accepted in the United States of America, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Bank would not otherwise consider.  Debt restructuring or loan modifications for a borrower does not necessarily always constitute troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with modified terms for a period of least six months. The Bank had troubled debt restructured loans at September 30, 2014 and 2013, totaling $19.1 million and $22.6 million, respectively, of which $2.3 million and $4.0 million, respectively, were on non-accrual status. The allowance for loan losses allocated to troubled debt restructured loans at September 30, 2014 and 2013 was $973,000 and $2.4 million, respectively.

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

The categories of non-accrual loans and impaired loans overlap, although they are not identical.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2014, the Bank had $33.5 million in impaired loans.  For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans (not included in the table above as non-performing) was $33.4 million at September 30, 2014. The vast majority of these loans are collateralized by real estate.  See “- Asset Classification” below for additional information regarding our problem loans.

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

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and of the Bank's  allowances for loan losses at the dates indicated, were as follows:

	At September 30,
	2014	2013	2012
	(In thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)(2)	18,056	27,978	33,082
Special mention (1)	27,106	22,916	32,944
Total classified and special mention loans	$45,162	$50,894	$66,026

Allowance for loan losses	$10,427	$11,136	$11,825
_____________

(1)	For further information concerning the change in classified assets, see “- Lending Activities - Non-performing Loans and Delinquencies.”

(2)	Includes non-performing loans.

Loans classified as special mention increased by $4.2 million to $27.1 million at September 30, 2014 from $22.9 million at September 30, 2013, primarily as a result of loans being upgraded from substandard to special mention during the year ended September 30, 2014. Eleven individual loans comprised $21.8 million, or 80.6%, of the $27.1 million in loans classified as special mention at September 30, 2014. They include six commercial real estate loans totaling $14.2 million, three multi-family loans totaling $5.7 million and two land loans totaling $1.9 million. All of these loans were current and paying in accordance with their required loan repayment terms at September 30, 2014, except for one commercial real estate loan with a balance of $812,000 that was 90 days past due and still accruing interest.

Loans classified as substandard decreased by $9.9 million to $18.1 million at September 30, 2014 from $28.0 million at September 30, 2013.  At September 30, 2014, 51 loans were classified as substandard compared to 84 loans at September 30, 2013. Of the $18.1 million in loans classified as substandard at September 30, 2014, $10.9 million were on non-accrual status.    The largest loan classified as substandard at September 30, 2014 had a balance of $3.7 million and was secured by ocean front land in Grays Harbor County. This loan was on non-accrual status at September 30, 2014.  The next largest loan classified as substandard at September 30, 2014 had a balance of $2.4 million and was secured by a mini-storage facility in King County. This loan was performing according to its restructured loan repayment terms at September 30, 2014.

Allowance for Loan Losses.  The allowance for loan losses is maintained to absorb estimated losses in the loan portfolio.  The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.  The Bank’s methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates, and other factors.  Using these loss estimate factors, management develops a range of probable loss for each loan category.  Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or net realizable collateral values.  The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance.  Based on this review, management will adjust the allowance as necessary.

In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's operations.

The Board of Directors reviews the adequacy of the allowance for loan losses at least quarterly based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio.

At September 30, 2014, the Bank’s allowance for loan losses totaled $10.4 million.  The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 1.81% and 88.96%, respectively, at September 30, 2014 and 1.99% and 79.28%, respectively, at September 30, 2013.

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

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

	Year Ended September 30,
	2014		2013		2012		2011		2010
	(Dollars in thousands)
Allowance at beginning of year	$11,136		$11,825		$11,946		$11,264		$14,172
Provision for loan losses	—		2,925		3,500		6,758		10,550

Recoveries:
Mortgage loans:
One- to four-family	194		95		74		151		—
Multi-family	—		—		14		41		—
Commercial	4		55		—		—		13
Construction	538		172		505		109		104
Land	418		54		97		46		153
Consumer loans:
Home equity and second mortgage	7		5		14		42		86
Other	2		—		—		2		6
Commercial business loans	24		105		2		1		—
Total recoveries	1,187		486		706		392		362

Charge-offs:
Mortgage loans:
One- to four-family	1,106		769		276		543		200
Multi-family	—		—		14		—		—
Commercial	463		667		1,215		47		1,888
Construction	—		159		885		3,972		8,012
Land	260		2,307		1,251		1,704		3,285
Consumer loans:
Home equity and second mortgage	47		184		232		150		399
Other	6		14		24		30		36
Commercial business loans	14		—		430		22		—
Total charge-offs	1,896		4,100		4,327		6,468		13,820
Net charge-offs	709		3,614		3,621		6,076		13,458

Allowance at end of year	$10,427	—	$11,136	—	$11,825	—	$11,946	—	$11,264

Allowance for loan losses as a percentage of total loans receivable (net) outstanding at the end of the year (1)	1.81%		1.99%		2.15%		2.21%		2.09%

Net charge-offs as a percentage of average loans outstanding during the year	0.12%		0.65%		0.66%		1.13%		2.45%

Allowance for loan losses as a percentage of non-performing loans at end of year	88.96%		79.28%		52.48%		51.18%		43.01%
______________

(1)	Total loans receivable (net) includes loans held for sale and is before the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2014		2013		2012		2011		2010
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,650	16.22%	$1,449	18.00%	$1,558	18.82%	$760	20.47%	$530	21.65%
Multi-family	387	7.61	749	8.82	1,156	8.36	1,076	5.53	392	5.77
Commercial	4,836	48.47	5,275	50.27	4,247	45.08	4,035	43.92	3,173	37.21
Construction and land development	605	11.28	414	7.79	943	9.92	1,618	9.37	1,626	12.39
Land	1,434	4.87	1,940	5.37	2,392	6.98	2,795	8.79	3,709	11.27
Non-mortgage loans:
Consumer loans	1,055	6.52	982	6.73	1,013	6.87	875	7.90	461	8.49
Commercial business loans	460	5.03	327	3.02	516	3.97	787	4.02	1,373	3.22
Total allowance for loan losses	$10,427	100.00%	$11,136	100.00%	$11,825	100.00%	$11,946	100.00%	$11,264	100.00%

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

At September 30, 2014, the Bank’s investment portfolio totaled $8.2 million, primarily consisting of  $1.9 million of mortgage-backed securities available-for-sale, $958,000 of mutual funds available-for-sale, $2.3 million of mortgage-backed securities held-to-maturity and $3.0 million of U.S. Agency securities held-to-maturity.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $6.8 million at September 30, 2013, primarily consisting of $3.1 million of mortgage-backed securities available-for-sale, $958,000 of mutual funds available-for-sale, and $2.7 million of mortgage-backed securities held-to-maturity.  The composition of the portfolios by type of security, at the dates indicated is presented in the following table.

	At September 30,
	2014		2013		2012
	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total
	(Dollars in thousands)
Held-to-Maturity:

U.S. agency securities	$3,016	36.98%	$14	0.20%	$27	0.33%
Mortgage-backed securities	2,282	27.98	2,723	39.82	3,312	39.98

Available-for-Sale:

Mortgage-backed securities	1,899	23.29	3,143	45.97	3,932	47.46
Mutual funds	958	11.75	958	14.01	1,013	12.23

Total portfolio	$8,155	100.00%	$6,838	100.00%	$8,284	100.00%

The following table sets forth the maturities and weighted average yields of the securities in the Bank's portfolio at September 30, 2014.  Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held-to-Maturity:

U.S. agency securities	$—	—%	$3,016	1.74%	$—	—%	$—	—%
Mortgage-backed securities	—	—	4	4.61	16	3.08	2,262	5.28

Available-for-Sale:

Mortgage-backed securities	—	—	19	5.77	34	2.30	1,846	3.04
Mutual funds	958	2.41	—	—	—	—	—	—

Total portfolio	$958	2.41%	$3,039	1.77%	$50	2.55%	$4,108	4.27%

There were no securities which had an aggregate book value in excess of 10% of the Bank’s total equity at September 30, 2014.   At September 30, 2014, the Bank had $1.3 million of private label mortgage-backed securities of which $1.1 million were on non-accrual status.  For additional information regarding investment securities, see “Item 1A. Risk Factors – Other-than-

temporary impairment charges in our investment securities portfolio could result in additional losses” and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs.  At September 30, 2014, the Bank had 43.4% of total deposits in non-interest bearing accounts and NOW checking accounts.

At September 30, 2014 the Bank had $66.7 million of jumbo certificates of deposit of $100,000 or more.  The Bank also had brokered certificates of deposit totaling $3.2 million at September 30, 2014. The Bank believes that its jumbo certificates of deposit, which represented 10.8% of total deposits at September 30, 2014, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2014.

Category	Weighted Average Interest Rate	Amount	Percentage of Total Deposits
	(In thousands)
Non-interest bearing	—%	$106,417	17.30%
Negotiable order of withdrawal (“NOW”) checking	0.28	160,748	26.13
Savings	0.05	95,665	15.55
Money market	0.26	88,999	14.47
Subtotal	0.21	451,829	73.45

Certificates of Deposit(1)

Maturing within 1 year	0.54	98,503	16.01
Maturing after 1 year but within 2 years	1.02	32,746	5.32
Maturing after 2 years but within 5 years	1.26	30,581	4.97
Maturing after 5 years	1.51	1,457	0.25
Total certificates of deposit	0.81	163,287	26.55
Total deposits	0.34%	$615,116	100.00%
______________________

(1)	Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2014.  Jumbo certificates of deposit have principal balances of $100,000 or more and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$6,727
Over three through six months	12,417
Over six through twelve months	16,843
Over twelve months	30,676
Total	$66,663

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At September 30,
	2014			2013			2012
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing	$106,417	17.30%	$18,760	$87,657	14.41%	$12,361	$75,296	12.60%
NOW checking	160,748	26.13	4,648	156,100	25.66	5,961	150,139	25.11
Savings	95,665	15.55	4,316	91,349	15.02	3,856	87,493	14.63
Money market	88,999	14.47	(10,007)	99,006	16.28	19,457	79,549	13.30
Certificates of deposit which mature:
Within 1 year	98,503	16.01	(12,977)	111,480	18.33	(20,175)	131,655	22.02
After 1 year, but within 2 years	32,746	5.32	2,796	29,950	4.92	(8,647)	38,597	6.46
After 2 years, but within 5 years	30,581	4.97	(772)	31,353	5.15	(3,704)	35,057	5.86
Certificates maturing thereafter	1,457	0.25	90	1,367	0.23	1,227	140	0.02

Total	$615,116	100.0%	$6,854	$608,262	100.0%	$10,336	$597,926	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

	At September 30,
	2014	2013	2012
	(In thousands)
0.00 - 1.99%	$145,098	$149,120	$174,456
2.00 - 3.99%	16,776	24,759	30,552
4.00 - 5.99%	1,413	271	441
Total	$163,287	$174,150	$205,449

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit at September 30, 2014.

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(In thousands)
0.00 - 1.99%	$90,405	$24,050	$29,413	$1,230	$145,098
2.00 - 3.99%	6,945	8,696	908	227	16,776
4.00 - 5.99%	1,153	—	260	—	1,413
Total	$98,503	$32,746	$30,581	$1,457	$163,287

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended September 30,
	2014	2013	2012
	(In thousands)
Beginning balance	$608,262	$597,926	$592,678
Net deposits before interest credited	4,788	7,768	1,297
Interest credited	2,066	2,568	3,951
Net increase in deposits	6,854	10,336	5,248
Ending balance	$615,116	$608,262	$597,926

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use advances from the FHLB-Seattle to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB-Seattle functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB-Seattle, the Bank is required to own capital stock in the FHLB-Seattle and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States government) provided certain creditworthiness standards have been met.  The FHLB has recently announced that they have entered into an agreement to merge with the Federal Home Loan Bank of Des Moines. Although the agreement is still in process and has not yet been finalized and approved by certain regulatory agencies, management expects that the pending merger will continue to allow the Bank to obtain borrowings consistent with historical FHLB funding practices.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2014, the Bank maintained an uncommitted credit facility with the FHLB-Seattle that provided for immediately available advances up to an aggregate amount of 25% of the Bank’s total assets, limited by available collateral, under which $45.0 million in advances was outstanding. The Bank also has a Variable Amount Letter of Credit ("VLOC") of up to $5.0 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount advanced by FHLB under the VLOC reduces the Bank's available borrowing amount under the FHLB advance agreement. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2014, the Bank had no outstanding balance and $39.8 million in unused borrowing capacity on this borrowing line. A short-term borrowing line of $10.0 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line at September 30, 2014.

The following table sets forth certain information regarding borrowings including repurchase agreements by the Bank at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2014	2013	2012
	(Dollars in thousands)
Average total borrowings	$45,000	$45,352	$48,302

Weighted average rate paid on total borrowings	4.16%	4.13%	4.13%

Total borrowings outstanding at end of period	$45,000	$45,000	$45,855

The following table sets forth certain information regarding short-term borrowings consisting solely of repurchase agreements with customers, by the Bank at the end of and during the periods indicated.  Borrowings are considered short-term when the original maturity is less than one year.

	At or For the Year Ended September 30,
	2014	2013	2012
	(Dollars In thousands)
Maximum amount outstanding at any month end:
Repurchase agreements	$—	$787	$948

Average outstanding during period:
Repurchase agreements	$—	$352	$699

Weighted average rate paid during period:
Repurchase agreements	—	0.05%	0.05%

Outstanding at end of period:
Repurchase agreements	$—	$—	$855

Weighted average rate at end of period:
Repurchase agreements	—	—	0.05%

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2014, the cash surrender value of bank owned life insurance (“BOLI”) was $17.6 million.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and their holding companies. Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve Board. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the FDIC and the DFI with respect to its compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on the Bank, Timberland Bancorp and the financial services industry more generally.

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

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund, or the DIF of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended September 30, 2014, were $636,000.

The Dodd-Frank Act requires that FDIC deposit insurance assessments be based on assets instead of deposits.  The FDIC issued rules for this purpose, which specify that the assessment base for a bank is equal to its total average consolidated assets less average tangible equity capital. The revised FDIC assessment schedule established assessment rates that range from 2.5 to 45 basis points, depending on applicable adjustments for unsecured debt issued by an institution and brokered deposits (and to further adjustment for institutions that hold unsecured debt of other FDIC-insured institutions), until such time as the FDIC's reserve ratio equals 1.15%. Once the FDIC's reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from three basis points to 30 basis points (subject to adjustments as described above).  If the reserve ratio for the prior assessment period is equal to, or greater than 2.0% and less than 2.5%, the assessment rates may range from two basis points to 38 basis points and if the prior assessment period is greater than 2.5%, the assessment rates may range from one basis point to 35 basis points (in each case subject to adjustments as described above). No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

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

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  There can be no prediction as to what changes in insurance assessment rates may be made in the future.

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

At September 30, 2014, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information on capital requirements, see Note 18 of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplemental Data” of this Form 10-K.

Capital Requirements.  Federally insured savings institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.

Currently, FDIC regulations recognize two types, or tiers, of capital: core (“Tier 1”) capital and supplementary (“Tier 2”) capital.  Tier 1 capital generally includes common shareholders' equity and noncumulative perpetual preferred stock, less most intangible assets.  Tier 2 capital, which is limited to 100% of Tier 1 capital, includes such items as qualifying general loan loss reserves, cumulative perpetual preferred stock, mandatory convertible debt, term subordinated debt and limited life preferred stock; however, the amount of term subordinated debt and intermediate term preferred stock (original maturity of at least five years but less than 20 years) that may be included in Tier 2 capital is limited to 50% of Tier 1 capital.

The FDIC currently measures an institution's capital using a leverage limit together with certain risk-based ratios.  The FDIC's minimum leverage capital requirement for a bank to be considered adequately capitalized specifies a minimum ratio of Tier 1 capital to average total assets of 4%.  At September 30, 2014, the Bank had a Tier 1 leverage capital ratio of 10.2%.  The FDIC retains the right to require a particular institution to maintain a higher capital level based on the its particular risk profile.

FDIC regulations also establish a measure of capital adequacy based on ratios of qualifying capital to risk-weighted assets.  Assets are placed in one of four categories and given a percentage weight based on the relative risk of that category.  In addition, certain off-balance-sheet items are converted to balance-sheet credit equivalent amounts, and each amount is then assigned to one of the four categories.  Under the guidelines for a bank to be considered adequately capitalized, the ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets (the Tier 1 risk based capital ratio) must be at least 8%, and the ratio of Tier 1 capital to risk-weighted assets must be at least 4%.  In evaluating the adequacy of a bank's capital, the FDIC may also consider other factors that may affect a bank's financial condition.  Such factors may include interest rate risk exposure, liquidity, funding and market risks, the quality and level of earnings, concentration of credit risk, risks arising from nontraditional activities, loan and investment quality, the effectiveness of loan and investment policies, and management's ability to monitor and control financial operating risks.  At September 30, 2014, the Bank's ratio of total capital to risk-weighted assets was 14.5% and the ratio of Tier 1 capital to risk-weighted assets was 13.2%.

The Division requires that net worth equal at least 5% of total assets.  At September 30, 2014, the Bank had a net worth of 10.0% of total assets.

The table below sets forth the Bank's capital position relative to its FDIC capital requirements at September 30, 2014.  The definitions of the terms used in the table are those provided in the capital regulations issued by the FDIC.

	At September 30, 2014
	Amount	Percent of Adjusted Total Assets (1)
	(Dollars in thousands)
Tier 1 (leverage) capital	$75,734	10.2%
Tier 1 (leverage) capital requirement (2)	29,629	4.0
Excess	$46,105	6.2%

Tier 1 risk adjusted capital	$75,734	13.2%
Tier 1 risk adjusted capital requirement	22,939	4.0
Excess	$52,795	9.2%

Total risk-based capital	$82,945	14.5%
Total risk-based capital requirement	45,878	8.0
Excess	$37,067	6.5%
______________

(1)
For the Tier 1 (leverage) capital and regulatory capital calculations, percent of total average assets of $740.7 million.  For the Tier 1 risk-based capital and total risk-based capital calculations, percent of total risk-weighted assets of $573.5 million.

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

On July 2, 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. The final rule applies to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to loans that are more than 90 days past due or are on non-accrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets. The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

As of June 30, 2014, the Bank’s current capital levels exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB-Seattle.  At September 30, 2014, the Bank had $5.2 million in FHLB stock, which was in compliance with this requirement.  Subsequent to December 31, 2008, the FHLB-Seattle announced that it was below its regulatory risk-based capital requirement and was precluded from paying dividends or repurchasing capital stock by its regulator, the Federal Housing Finance Agency. In September 2012, the FHLB-Seattle announced that it had been reclassified as adequately capitalized and it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided it receives a non-objection from the Federal Housing Finance Agency.  During the year ended September 30, 2014, the FHLB-Seattle repurchased $206,000 of its stock, at par, from the Bank.  The FHLB-Seattle resumed dividend payments in July 2013 and the Bank received $5,000 in dividends during the year ended September 30, 2014. On September 25, 2014, the FHLB-Des Moines and the FHLB-Seattle announced that they have entered into an agreement to merge the two banks. A merger will require approval from the Federal Housing Finance Agency as well as member-owners of the FHLB-Des Moines and the FHLB-Seattle.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a decrease in net income and possibly capital.

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

Real Estate Lending Standards.  FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  The Bank’s Board of Directors is required to review and approve the Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratio should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s Board of Directors.  The Bank is in compliance with the record and reporting requirements.  As of September 30, 2014, the Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 6.6% of total capital and the Bank’s loans on commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of  the supervisory loan-to-value ratios were 4.7% of total capital.

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

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of September 30, 2014, the Bank’s deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

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

Dividends.  Dividends from the Bank constitute the major source of funds available for dividends which may be paid to Company shareholders.  The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division. In addition, dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division.

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

As a bank holding company, the Company is required to file quarterly reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

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

Capital Requirements.  The Federal Reserve has established capital adequacy guidelines for bank holding companies that generally parallel the capital requirements of the FDIC for the Bank.  See “- Regulation of the Bank - Capital Requirements.”
The Federal Reserve regulations provide that capital standards will be applied on a consolidated basis in the case of a bank holding company with $500 million or more in total consolidated assets.

The Company’s total risk based capital must equal 8% of risk-weighted assets and one half of the 8%, or  4%, must consist of Tier 1 (core) capital and its Tier 1 (core) capital must equal 4% of total assets.  As of September 30, 2014, the Company’s total risk based capital was 14.9% of risk-weighted assets, its risk based capital of Tier 1 (core) capital was 13.7% of risk-weighted assets and its Tier 1 (core) capital was 10.6% of average assets.

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

Audits.  The Company is no longer subject to United States federal tax examination by tax authorities for years ended on or before September 30, 2010.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts at September 30, 2014. Interest received on loans secured by mortgages or deeds of trust on residential properties, residential mortgage-backed securities, and certain U.S. Government and agency securities is not subject to this tax.

Competition

The Bank operates in an intensely competitive market for the attraction of deposits (generally its primary source of lendable funds) and in the origination of loans.  Historically, its most direct competition for deposits has come from commercial banks, thrift institutions and credit unions in its primary market area.  In times of high interest rates, the Bank experiences additional significant competition for investors' funds from short-term money market securities and other corporate and government securities.  The Bank's competition for loans comes principally from mortgage bankers, commercial banks and thrift institutions.  Such competition for deposits and the origination of loans may limit the Bank's future growth and earnings prospects.

Subsidiary Activities

The Bank has one wholly-owned subsidiary, Timberland Service Corporation (“Timberland Service”), whose primary function is to act as the Bank's escrow department and offer non-deposit investment services.

Personnel

As of September 30, 2014, the Bank had 229 full-time employees and 27 part-time and on-call employees.  The employees are not represented by a collective bargaining unit and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and Bank

	Age at September 30, 2014	Position
Name		Company	Bank
Michael R. Sand	60	President and Chief Executive Officer	President and Chief Executive Officer

Dean J. Brydon	47	Executive Vice President, Chief Financial Officer and Secretary	Executive Vice President, Chief Financial Officer and Secretary

Robert A. Drugge	63	Executive Vice President	Executive Vice President of Lending

Jonathan A. Fischer	40	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer

Edward C. Foster	57	Senior Vice President and Chief Credit Administrator	Senior Vice President and Chief Credit Administrator

Marci A. Basich	45	Senior Vice President and Treasurer	Senior Vice President and Treasurer

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

Jonathan A. Fischer has been affiliated with the Bank since October 1997 and has served as Chief Operating Officer since August 23, 2012.  Prior to that, Mr. Fischer had served as the Chief Risk Officer since October 2010.  Mr. Fischer had also served as the Compliance Officer, Community Reinvestment Act Officer, and Privacy Officer since January 2000.

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

Substantially all of our loans are to businesses and individuals in the state of Washington. A decline in the economies of our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties in which we operate, and which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects. In the recent economic downturn our market areas, as well as much of the rest of the state of Washington, experienced strains in the financial and housing markets, resulting in higher levels of loan delinquencies, problem assets and foreclosures and a decline in the values of the collateral securing our loans.

While real estate values and unemployment rates have recently improved, a prolonged slow recovery or a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

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

Our real estate construction loans expose us to significant risks.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2014, construction and land development loans totaled $68.5 million, or 11.3% of our total loan portfolio, of which $65.2 million were for residential real estate projects. Approximately $59.8 million of our residential construction loans were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In general, construction lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project.  Construction costs may exceed original estimates as a result of increased materials, labor or other costs.  In addition, because of current uncertainties in the residential real estate market, property values have become more difficult to determine.  Construction loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  These loans are also generally more difficult to monitor.  In addition, speculative construction loans to builders are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At September 30, 2014, $2.6 million of our construction portfolio was comprised of speculative one- to four-family construction loans.  No real estate construction loans were non-performing at September 30, 2014.  A material increase in our non-performing construction loans could have a material adverse effect on our financial condition and results of operation.

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

At September 30, 2014, we had $294.4 million of commercial real estate mortgage loans, representing 48.5% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial  real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development, and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at September 30, 2014 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2014, we had $30.6 million or 5.0% of total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2014, $133.4 million, or 22.0% of our total loan portfolio, was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. The decline in residential real estate values as a result of the downturn in the Washington housing market has reduced the value of the real estate collateral securing these types of loans and increased the risk that we would incur losses if borrowers default on their loans.

Many of our residential mortgage loans are secured by liens on mortgage properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas subsequent to when the loans were originated.  Residential loans with combined higher loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds.  Further, a significant amount of our home equity lines of credit consist of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.  For these reasons, we may experience higher rates of delinquencies, default and losses on our residential loans.

Our provision for loan losses and net charge-offs have fluctuated significantly during recent years compared to historical averages and we may be required to make further increases in our provision for loan losses and to charge-off additional loans in the future, which could adversely affect our results of operations.

For the fiscal year ended September 30, 2014, we recorded no provision for loan losses compared to $2.9 million for the prior fiscal year. We also recorded net loan charge-offs of $709,000 for the fiscal year ended September 30, 2014 as compared to $3.6 million for the prior fiscal year. We are still experiencing, however, elevated levels of loan delinquencies and credit losses as compared to historical standards. Although the housing and real estate markets have recently modestly improved in several of our market areas, until general economic conditions improve further, we expect that we will continue to experience further delinquencies and credit losses. In addition, our portfolio is concentrated in construction loans, land loans, and commercial real estate loans, all of which have a higher risk of loss than residential mortgage loans.  As a result, we could be required to make further increases in our provision for loan losses to increase our allowance for loan losses.  Our allowance for loan losses was 1.81% of total loans held for investment and 89% of non-performing loans at September 30, 2014. Any increases in the provision for loan losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations and our capital.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged against operations, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic comprehensive reviews and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	existing economic conditions;

•	risk characteristics of the various classifications of loans; and

•	the amount and quality of collateral, including guarantees; securing the loans;

•	regulatory requirements and expectations.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  Slower sales, excess inventory and declining prices in the housing market have been the primary causes of the recent increases in delinquencies and foreclosure in our loan portfolio. If current relatively weak conditions in the housing and real estate markets continue, we expect we will continue to experience further delinquencies and credit losses. If charge-offs in future periods exceed the allowance for loan losses we will need additional provisions to replenish the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on their judgment about information available to them at the time of their examinations.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At September 30, 2014 our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and other real estate owned and other repossessed assets) were $21.9 million, or 2.94% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

We have classified an additional $16.8 million in loans as performing troubled debt restructurings at September 30, 2014.

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

During the year ended September 30, 2014, we recognized a $59,000 recovery of other than temporary impairment ("OTTI") charges on private label mortgage backed securities we hold for investment. However during the years ended September 30, 2013 and 2012 we recognized OTTI charges of $47,000 and $214,000, respectively, as management had previously estimated that the decline of the estimated fair value below the cost of these securities was other than temporary and recorded a credit loss through non-interest income. At September 30, 2014 our remaining private label mortgage backed securities portfolio totaled $1.2 million.

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

As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At September 30, 2014, we had $98.5 million in certificates of deposit that mature within one year and $451.8 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

During the last six years it has been the policy of the Federal Reserve to maintain interest rates at historically low levels through its targeted federal funds rate and until recently the purchase of mortgage-backed securities. As a result, yields on securities we have purchased, and market rates on the loans we have originated, have been at levels lower than were available prior to 2008. Consequently, the average yield on our interest-earning assets has decreased during the recent low interest rate environment. However, our ability to lower our interest expense is limited at these interest rate levels, while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income may decrease, which may have an adverse affect on our profitability. For information with respect to changes in interest rates, see “-Fluctuating interest rates can adversely affect our profitability.”

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB of Seattle, borrowings from the Federal Reserve Bank of San Francisco ("FRB") and other borrowings to fund our operations. At September 30, 2014, we had $45.0 million of FHLB advances outstanding and a letter of credit with an available balance of $5.0 million and an additional $171.6 million of available borrowing capacity through the FHLB and the FRB.  Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general  such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our deposits are concentrated or adverse regulatory action against us.

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

As discussed under “Business - Regulation of the Bank - Financial Regulatory Reform” in Item I of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written rules and regulations for implementation will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our non-interest expense.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules is uncertain.

As discussed under “Business - Regulation of the Bank - New Capital Rules” in Item I of this Form 10-K, effective January 1, 2015, Timberland Bancorp and Timberland Bank will be subject to new capital requirements under regulations adopted by the federal banking regulators to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. These new requirements establish the following minimum capital ratios: (1) a common equity Tier 1 (“CET1”) capital ratio of 4.5% of risk-weighted assets; (2) a Tier 1 capital ratio of 6.0% of risk-weighted assets; (3) a total capital ratio of 8.0% of risk-weighted assets; and (4) a leverage ratio of 4.0%. In addition, there is a new requirement to maintain a capital conservation buffer, comprised of CET1 capital, in an amount greater than 2.5% of risk-weighted assets over the minimum capital required by each of the minimum risk-based capital ratios in order to avoid limitations on the organization’s ability to pay dividends, repurchase shares or pay discretionary bonuses. The capital conservation buffer requirement will be phased in, beginning January 1, 2016, requiring during 2016 a buffer amount greater than 0.625% in order to avoid these limitations, and increasing the amount each year until beginning January 1, 2019, the buffer amount must be greater than 2.5% in order to avoid the limitation.

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

We have conducted a pro forma analysis of these new requirements as of September 30, 2014. We have determined that if these requirements were in effect on that date, Timberland Bancorp and Timberland Bank would be considered well-capitalized.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  At some point, we may need to raise additional capital to support our growth or replenish future losses.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  If we are able to raise capital it may not be on terms that are acceptable to us.  Accordingly, we cannot make assurances that we will be able to raise additional capital.  If we cannot raise additional capital when needed, our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. As a result, we may have to raise additional capital on terms that may be dilutive to our shareholders.

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2014, and the test concluded that recorded goodwill was not impaired. Our assessment of the fair value of goodwill is based on an evaluation of market capitalizations for similar financial institutions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets and liabilities. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

Our investment in Federal Home Loan Bank of Seattle stock may become impaired.

At September 30, 2014, we owned $5.2 million in FHLB stock.  As a condition of membership at the FHLB, we are required to purchase and hold a certain amount of FHLB stock. Our stock purchase requirement is based, in part, upon the outstanding principal balance of advances from the FHLB and is calculated in accordance with the Capital Plan of the FHLB. Our FHLB stock has a par value of $100, is recorded at cost, and it is subject to recoverability testing per applicable accounting standards.  The FHLB has announced that it had a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the "FHFA"), its primary regulator, as of December 31, 2008, and that it would suspend future dividends and the repurchase and redemption of outstanding common stock. In September 2012, the FHLB announced that the FHFA reclassified the FHLB of Seattle to be adequately capitalized. The FHLB also announced that it had been granted authority to repurchase up to $25 million of excess capital stock per quarter, provided they receive a non-objection from the FHFA. As of September 30, 2014, the FHLB had repurchased $409,000 of its stock, at par, from Timberland Bank. The FHLB announced in July 2013 that, based on its second quarter 2013 financial results, their Board of Directors had declared a $0.025 per share cash dividend. This represented the first dividend in a number of years and represents a significant milestone in FHLB's return to normal operations. Subsequently, the FHLB has declared additional cash dividends. As a result, we have not recorded an impairment on our investment in FHLB stock. Deterioration in the FHLB's financial position may, however, result in future impairment in the value of those securities. We will continue to monitor the financial condition of the FHLB as it relates to, among other things, the recoverability of our investments. On September 25, 2014, the FHLB of Des Moines and the FHLB of Seattle announced that they have entered into an agreement to merge the two banks. A merger will require approval from the FHFA, as well as member-owners of the FHLB of Des Moines and the FHLB of Seattle. Although the agreement is still in process and has not yet been finalized and approved by regulatory agencies, management expects that the pending merger will positively affect the Company's recoverability of its investment in FHLB stock and continue to allow the Bank to obtain borrowings consistent with historical FHLB funding practices.

We may experience decreases in the fair value of our mortgage servicing rights, which could reduce our earnings.

Mortgage servicing rights (“MSRs”) are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2014 our MSRs totaled $1.7 million.  MSRs are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis we evaluate the fair value of MSRs for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Our methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.  For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings.

Our assets as of September 30, 2014 include a deferred tax asset and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement recorded amounts and the tax bases of assets and liabilities.  At September 30, 2014, the net deferred tax asset was approximately $2.3 million.  The net deferred tax asset results primarily from our provision for loan losses recorded for financial reporting purposes, which has been larger than net loan charge-offs deducted for tax reporting purposes.

We regularly review our net deferred tax assets for recoverability based on our expectations of future earnings and expected timing of reversals of temporary differences and record a valuation allowance if deemed necessary.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.  We believe the recorded net deferred tax asset at September 30, 2014 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust the net deferred tax asset, which would negatively impact our financial condition and results of operations.

The warrant we issued to the Treasury in connection with the Series A Preferred Stock issued in December 2008 may be dilutive to holders of our common stock.

On June 12, 2013, the Treasury sold, to private investors, the warrant to purchase up to 370,899 shares of our common stock at a price of $6.73 per share at any time through December 23, 2018. The sale of the warrant to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for the warrant.  The ownership interest of the existing holders of our common stock will be diluted to the extent the warrant we issued in conjunction with the sale of the Series A Preferred Stock is exercised.  The shares of common stock underlying the warrant represent approximately 5.0% of the shares of our common stock outstanding as of September 30, 2014 (including the shares issuable upon exercise of the warrant in total shares outstanding).

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

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, and could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Damage to our reputation could significantly harm our business, including our competitive position and business prospects.

We are dependent on our reputation within our market area, as a trusted and responsible financial company, for all aspects of our relationships with customers, employees, vendors, third-party service providers, and others, with whom we conduct business or potential future business. Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

We rely on other companies to provide key components of our business infrastructure.

Third party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third party vendors could also entail significant delay and expense.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2014 the Bank operated 22 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office, the Gig Harbor office and the Lacey office at 1751 Circle Lane SE, which are leased.

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2014
			(In thousands)
Main Office:

624 Simpson Avenue Hoquiam, Washington 98550	1966	7,700	$76,670

Branch Offices:

300 N. Boone Street Aberdeen, Washington 98520	1974	3,400	32,198

201Main Street South Montesano, Washington 98563	2004	3,200	30,010

361 Damon Road Ocean Shores, Washington 98569	1977	2,100	21,666

2418 Meridian Avenue East Edgewood, Washington 98371	1980	2,400	38,994

202 Auburn Way South Auburn, Washington 98002	1994	4,200	24,768

12814 Meridian Avenue East (South Hill) Puyallup, Washington 98373	1996	4,200	37,221

1201 Marvin Road, N.E. Lacey, Washington 98516	1997	4,400	19,868

101 Yelm Avenue W. Yelm, Washington 98597	1999	3,400	19,131

20464 Viking Way NW Poulsbo, Washington 98370	1999	1,800	13,443

2419 224th Street E. Spanaway, Washington 98387	1999	3,900	32,343

801 Trosper Road SW Tumwater, Washington 98512	2001	3,300	27,404
(table continued on the following page)

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2014
(In thousands)

7805 South Hosmer Street Tacoma, Washington 98408	2001	5,000	$35,036

2401 Bucklin Hill Road Silverdale, Washington 98383	2003	4,000	36,589

423 Washington Street SE Olympia, Washington 98501	2003	3,000	19,532

3105 Judson Street Gig Harbor, Washington 98335	2004	2,700	23,983

117 N. Broadway Aberdeen, Washington 98520	2004	3,700	22,847

313 West Waldrip Street Elma, Washington 98541	2004	5,900	27,104

1751 Circle Lane SE Lacey, Washington 98503	2004	900	13,481

101 2nd Street Toledo, Washington 98591	2004	1,800	26,346

209 NE 1st Street Winlock, Washington 98586	2004	3,400	16,241

714 W. Main Street Chehalis, Washington 98532	2009	4,600	20,241

Loan Center/Data Center:

120 Lincoln Street Hoquiam, Washington 98550	2003	6,000	N/A

Administrative Offices:

305 8th Street Hoquiam, Washington 98550	2004	4,100	N/A

Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2014 the Bank operated 23 proprietary ATMs that are part of a nationwide cash exchange network.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business.  The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of November 30, 2014, there were 7,052,036 shares of common stock issued and approximately 496 shareholders of record.  The following table sets forth the high and low sales prices of, and dividends paid on, the Company's common stock for each quarter during the years ended September 30, 2014 and 2013.  The high and low price information was provided by the Nasdaq Stock Market.

Fiscal 2014	High	Low	Dividends per Common Share
First Quarter	$9.76	$8.28	$0.03
Second Quarter	11.59	9.61	0.04
Third Quarter	11.00	10.37	0.04
Fourth Quarter	10.98	10.27	0.05
Fiscal 2013	High	Low	Dividends per Common Share
First Quarter	$6.94	$5.77	$—
Second Quarter	8.90	6.66	0.03
Third Quarter	8.46	7.98	0.03
Fourth Quarter	9.24	8.25	0.03

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

Stock Repurchases

The Company is subject to certain restrictions on its ability to repurchase its common stock. The Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.  The Company did not repurchase any shares of its common stock during the year ended September 30, 2014.

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $500 million to $1 Billion Asset Thrift Index, peer group indices.  Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2009.

Timberland Bancorp, Inc.

Total Return Performance
Timberland Bancorp, Inc.
NASDAQ Composite
SNL $500M-$1B Thrift Index
Index Value
250
225
200
175
150
125
100
75
50
09/30/09
09/30/10
09/30/11
09/30/12
09/30/13
09/30/14

	Period Ended
Index	9/30/2009	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014
Timberland Bancorp, Inc.	$100.00	$87.90	$87.91	$130.55	$197.94	$235.42
NASDAQ Composite	100.00	112.74	116.12	151.70	186.60	225.17
SNL $500M-$1B Thrift Index *	100.00	95.92	99.68	125.36	154.48	171.03

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

	At September 30,
	2014	2013	2012	2011	2010
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:
Total assets	$745,565	$745,648	$736,954	$738,224	$742,687
Loans receivable and loans held for sale, net	565,752	548,104	538,480	528,024	527,591
Securities held-to-maturity	5,298	2,737	3,339	4,145	5,066
Securities available-for-sale	2,857	4,101	4,945	6,717	11,119
FHLB Stock	5,246	5,452	5,655	5,705	5,705
Cash and due from financial institutions, interest-bearing deposits in banks and fed funds sold	72,354	94,496	96,668	112,065	111,786
Certificates of deposit held for investment	35,845	30,042	23,490	18,659	18,047
OREO and other repossessed assets	9,092	11,720	13,302	10,811	11,519
Deposits	615,116	608,262	597,926	592,678	578,869
FHLB advances	45,000	45,000	45,000	55,000	75,000
Shareholders' equity	82,778	89,688	90,319	86,205	85,408

	Year Ended September 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
SELECTED OPERATING DATA:
Interest and dividend income	$29,857	$30,237	$31,605	$33,966	$36,596
Interest expense	3,939	4,439	5,947	8,533	10,961
Net interest income	25,918	25,798	25,658	25,433	25,635
Provision for loan losses	—	2,925	3,500	6,758	10,550
Net interest income after provision for loan losses	25,918	22,873	22,158	18,675	15,085
Non-interest income	8,530	10,262	9,781	8,681	5,696
Non-interest expense	25,798	25,864	25,568	25,963	24,641
Income (loss) before income taxes	8,650	7,271	6,371	1,393	(3,860)
Provision (benefit) for federal income taxes	2,800	2,514	1,781	304	(1,569)
Net income (loss)	5,850	4,757	4,590	1,089	(2,291)
Preferred stock dividends	(136)	(710)	(832)	(832)	(832)
Preferred stock accretion	(70)	(283)	(240)	(225)	(210)
Discount on redemption of preferred stock	—	255	—	—	—
Net income (loss) to common shareholders	$5,644	$4,019	$3,518	$32	$(3,333)

Net income (loss) per common share:
Basic	$0.82	$0.59	$0.52	$—	$(0.50)
Diluted	$0.80	$0.58	$0.52	$—	$(0.50)
Dividends per common share	$0.16	$0.09	$—	$—	$0.04
Dividend payout ratio (1)	32.34%	15.80%	N/A	N/A	N/A

_______________

(1)	Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2014	2013	2012	2011	2010
OTHER DATA:
Number of real estate loans outstanding	2,700	2,712	2,704	2,796	2,919
Deposit accounts	52,656	54,809	55,848	56,152	55,598
Full-service offices	22	22	22	22	22

	At or For the Year Ended September 30,
	2014	2013	2012	2011	2010
KEY FINANCIAL RATIOS:
Performance Ratios:
Return (loss) on average assets (1)	0.79%	0.64%	0.62%	0.15%	(0.32)%
Return (loss) on average equity (2)	7.08	5.27	5.21	1.26	(2.65)
Interest rate spread (3)	3.71	3.69	3.65	3.58	3.63
Net interest margin (4)	3.84	3.82	3.81	3.78	3.87
Average interest-earning assets to average interest-bearing liabilities	122.04	119.93	117.42	115.24	114.51
Non-interest expense as a percent of average total assets	3.50	3.49	3.48	3.54	3.43

Efficiency ratio (5)	74.89	71.72	72.15	76.11	78.65

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	2.03%	2.51%	4.09%	4.32%	4.86%
Non-performing assets as a percent of total assets (6)	2.94	3.75	5.19	5.01	5.53
Allowance for loan losses as a percent of total loans receivable, net (7)	1.81	1.99	2.15	2.21	2.09
Allowance for loan losses as a percent of non-performing loans (8)	88.96	79.28	52.48	51.18	43.01
Net charge-offs to average outstanding loans	0.12	0.65	0.66	1.13	2.45
Capital Ratios:
Total equity-to-assets ratio	11.10%	12.03%	12.26%	11.68%	11.50%
Average equity to average assets	11.20	12.19	11.98	11.81	12.05
__________________

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total equity.

(3)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4)	Net interest income (before provision for loan losses) as a percentage of average interest-earning assets.

(5)	Non-interest expenses divided by the sum of net interest income and non-interest income.

(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, OREO and other repossessed assets.

(7)	Loans receivable includes loans held for sale and is before the allowance for loan losses.

(8)	Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. Troubled debt restructured loans that are on accrual status are not included.

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

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. We caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2015 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's results of operations and stock price performance.

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

While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document.  Although management believes the level of the allowance as of September 30, 2014 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company’s or the Bank’s regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

Mortgage Servicing Rights.  MSRs are capitalized when acquired through the origination of loans that are subsequently sold with servicing rights retained and are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income.  The value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.

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

During the quarter ended June 30, 2014, the Company engaged a third party firm specializing in goodwill impairment valuations for financial institutions to help perform the annual test for goodwill impairment.  The test concluded that recorded goodwill was not impaired.  As of September 30, 2014, there have been no events or changes in the circumstances that would indicate a potential impairment.  No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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

Operating Strategy

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. In spite of persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement in profitability in fiscal year 2014 as real estate values modestly improved along with general economic conditions resulting in materially lower loan charge-offs and write-downs of OREO as compared to prior periods. Although there continue to be indications that economic conditions in the United States, including Washington State where we hold substantially all of our loans and conduct all of our operations, are improving from the recessionary downturn, the pace of recovery has been modest and uneven and ongoing stress in the economy will likely continue to be challenging going forward.  In response to the financial challenges in our market areas we have taken actions to manage our capital, reduce our exposure to speculative construction and land development loans and land loans and maintain higher levels of on balance sheet liquidity. We continue to originate residential fixed rate mortgage loans primarily for sale in the secondary market. We also continue to manage the growth of our commercial and multi-family real estate loan portfolios in a disciplined fashion while continuing to dispose of other real estate owned properties and increase retail deposits.

We believe the resolution of problem financial institutions and continued bank consolidation in western Washington will provide opportunities for the Company to increase market share within the communities it serves. We are currently pursuing the following strategies:

Improve Asset Quality. We are focused on monitoring existing performing loans, resolving non-performing assets and selling foreclosed assets. We have sought to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We have taken proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate.

Expand our presence within our existing market areas by capturing opportunities resulting from changes in the competitive environment. We currently conduct our business primarily in western Washington. We have a community bank strategy that emphasizes responsive and personalized service to our customers. As a result of consolidation of banks in our market areas, we believe there is an opportunity for a community and customer focused bank to expand its customer base. By offering timely decision making, delivering appropriate banking products and services, and providing customer access to our senior managers we believe community banks, such as Timberland Bank, can distinguish themselves from larger banks operating in our market areas. We believe we have a significant opportunity to attract additional borrowers and depositors and expand our market presence and market share within our extensive branch footprint.

Continue generating revenues through mortgage banking operations. The substantial majority of the fixed rate residential mortgage loans we originate are sold into the secondary market with servicing retained. This strategy produces gains on the sale of such loans and reduces the interest rate and credit risk associated with fixed rate residential lending. We continue to originate custom construction and owner builder loans for sale into the secondary market upon the completion of construction.

Portfolio Diversification. In recent years, we have strictly limited the origination of speculative construction, land development and land loans in favor of loans that possess credit profiles representing less risk to the Bank. We continue originating owner/builder and custom construction loans, multi-family loans, commercial business loans and certain commercial real estate loans which offer higher risk adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than fixed rate one-to four-family loans. We anticipate capturing more of each customer's banking relationship by cross selling our loan and deposit products and offering additional services to our customers.

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

The Bank has adopted a strategy that is designed to substantially match the interest rate sensitivity of assets relative to its liabilities.  The primary elements of this strategy involve originating ARM loans for its portfolio, maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to four-family residential mortgage loans, matching asset and liability maturities, investing in short-term securities, and originating fixed-rate loans for retention or sale in the secondary market while retaining the related mortgage servicing rights.

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by FIMAC Solutions, LLC (“FIMAC”), a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on a rate shock analysis prepared by FIMAC based on data at September 30, 2014, an immediate increase in interest rates of 200 basis points would increase the Bank’s projected net interest income by approximately 7.0%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period.  See “- Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  At September 30, 2014, adjustable-rate mortgage loans constituted $365.0 million or 73.3%, of the Bank's total mortgage loan portfolio due after one year.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2014, the consumer, commercial business and construction portfolios amounted to $39.6 million, $30.6 million and $68.5 million, or 6.5%, 5.0% and 11.3% of total loans receivable (including loans held for sale), respectively.

Quantitative Aspects of Market Risk.  The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by FIMAC based on data at September 30, 2014.

Hypothetical	Net Interest Income (1)(2)			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario (3)	Value	from Base	from Base	Value	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$28,370	$3,098	12.26%	$146,505	$17,795	13.83%
+300	27,699	2,427	9.61	142,325	13,615	10.58
+200	27,038	1,766	6.99	138,352	9,642	7.49
+100	26,124	852	3.37	133,613	4,903	3.81
BASE	25,272	—	—	128,710	—	—
-100	24,611	(661)	(2.61)	122,801	(5,909)	(4.59)
___________

(1)	Does not include loan fees.

(2)	Includes BOLI income, which is included in non-interest income on the Consolidated Financial Statements.

(3)	No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 100 basis points has not been prepared.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results.  Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 4.6% decrease in NPV and a 2.6% decrease in net interest income.  In the event of a 200 basis point increase in interest rates, a 7.5% increase in NPV and a 7.0% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in net interest income and NPV in a declining interest rate scenario and increases in net interest income and NPV in a rising rate scenario.

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

Comparison of Financial Condition at September 30, 2014 and September 30, 2013

The Company's total assets remained relatively stable, decreasing by $83,000, totaling $745.6 million at both September 30, 2014 and 2013.  The decrease was primarily attributable to decreases in cash and cash equivalents and OREO and other repossessed assets, which were partially offset by increases in net loans receivable and certificates of deposit ("CDs") held for investment.

Net loans receivable, including loans held for sale, increased by $17.7 million, or 3.2%, to $565.8 million at September 30, 2014 from $548.1 million at September 30, 2013, primarily a result of increases in one-to four-family construction and commercial business loan balances.  These increases were partially offset by decreases to one-to four-family and multi-family loan balances.

Total deposits increased by $6.8 million, or 1.1%, to $615.1 million at September 30, 2014 from $608.3 million at September 30, 2013, primarily as a result of increases in non-interest bearing, NOW checking and savings account balances.  These increases were partially offset by a decrease in money market and CD account balances.

Shareholders' equity decreased by $6.9 million, or 7.7%, to $82.8 million at September 30, 2014 from $89.7 million at September 30, 2013.  The decrease was primarily due to the repurchase of the remaining 12,065 shares of Series A Preferred Stock and the payment of dividends on preferred and common stock. These decreases to shareholders' equity were partially offset by net income for the year ended September 30, 2014. As of September 30, 2014, the Company exceeded all regulatory capital requirements required for bank holding company regulatory purposes. For additional details see Note 18 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business - Regulation of the Company - Capital Requirements."

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $16.3 million, or 13.1%, to $108.2 million at September 30, 2014 from $124.5 million at September 30, 2013.  The decrease was primarily due to a $22.1 million decrease in total cash and cash equivalents, which was partially offset by a $5.8 million increase in higher yielding CDs held for investment.  The net decrease in cash and cash equivalents was used to fund loan growth. The Company continued to maintain high levels of liquidity primarily for asset-liability management purposes.

Securities:  Securities increased by $1.4 million, or 20.6%, to $8.2 million at September 30, 2014 from $6.8 million at September 30, 2013.  The increase was primarily due to the purchase of $3.0 million of U.S. government agency securities, which was partially offset by the sale of $747,000 in private label residential MBS and scheduled amortization and prepayments on MBS.  For additional details on MBS and other investments, see "Item 1. Business - Investment Activities" and Note 3 of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplemental Data."

Loans Receivable and Loans Held for Sale, Net of Allowance for Loan Losses:  Net loans receivable, including loans held for sale, increased by $17.7 million, or 3.2% to $565.8 million at September 30, 2014 from $548.1 million at September 30, 2013.  The increase was primarily a result of an $18.9 million increase in custom and owner/builder residential construction, a $13.1 million increase in commercial business loan balances, a $3.1 million increase in commercial real estate loan balances, a $2.7 million increase in multi-family construction loan balances, a $1.1 million increase in speculative one-to-four family construction loan balances, a $1.1 million increase in commercial construction loan balances, a $625,000 increase in consumer loans balances and a $709,000 decrease in the allowance for loan losses. These increases to net loans receivable were partially offset by an $5.8 million decrease in one-to-four family loan balances, a $4.9 million decrease in multi-family loan balances, a $1.6 million decrease in land loan balances, and a $10.9 million increase in the undisbursed portion of construction loans in process. The increase in custom and owner/builder residential construction loans was primarily due to increased demand for these types of construction loans in the Company's primary market areas. The increase in commercial business loans was primarily due to the Bank's increased emphasis on originating commercial and industrial ("C&I") loans.

Loan originations decreased by 14.7% to $185.8 million for the year ended September 30, 2014 from $217.8 million for the year ended September 30, 2013.  The Company continues to sell longer-term fixed rate residential loans for asset-liability management purposes and to generate non-interest income.  The Company sold $33.4 million in fixed rate one- to four-family mortgage loans during the year ended September 30, 2014 compared to $89.4 million for the year ended September 30, 2013. The decrease in loan originations and loans sold was primarily due to a reduction of $56.0 million in loans originated for sale as refinance demand for single family loans decreased.  For additional information on loans, see "Item 1. Business - Lending Activities" and Note 4 of the Notes to Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment:  Premises and equipment decreased by $85,000, or 0.5%, to $17.7 million at September 30, 2014 from $17.8 million at September 30, 2013.  The decrease was primarily due to annual depreciation, which was partially offset by additions to premises and equipment from several remodeling projects at branch offices and capitalized technology related costs.  For additional information on premises and equipment, see "Item 2. Properties" and Note 6 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

OREO and Other Repossessed Assets:  OREO and other repossessed assets decreased by $2.6 million, or 22.4% to $9.1 million at September 30, 2014 from $11.7 million at September 30, 2013.  The decrease was primarily due to the disposition of $8.2 million in OREO properties and other repossessed assets and lower of cost or fair value losses of $604,000. These decreases in OREO and other repossessed assets were partially offset by the addition of $6.1 million in OREO properties and other repossessed assets and $47,000 in capitalized costs. At September 30, 2014, the OREO balance was comprised of 40 individual properties.  The properties consisted of 21 land parcels totaling $3.8 million, 14 single family homes totaling $2.9 million, four commercial real estate properties totaling $2.2 million and one multi-family property of $142,000.  The largest OREO property was land in Lewis County with a balance of $1.2 million.  For additional information on OREO and other repossessed assets, see "Item 1. Business - Lending Activities - Other Real Estate Owned and Other Repossessed Assets" and Note 7 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased $530,000, or 3.1%, to $17.6 million at September 30, 2014 from $17.1 million at September 30, 2013 due to net BOLI earnings.

Goodwill and Core Deposit Intangible ("CDI"):  The recorded amount of goodwill of $5.7 million at September 30, 2014 remained unchanged from September 30, 2013.  The amortized value of CDI decreased by $116,000 to $3,000 at

September 30, 2014 from $119,000 at September 30, 2013 due to scheduled amortization.  The Company performed its annual review of goodwill during the quarter ended June 30, 2014 and determined that there was no impairment.  For additional information on goodwill and CDI, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplemental Data."

Mortgage Servicing Rights ("MSRs"):  MSRs decreased $582,000, or 25.7%, to $1.7 million at September 30, 2014 from $2.3 million at September 30, 2013, primarily due to amortization of $969,000, which was partially offset by the addition of $387,000 in capitalized MSRs for new loans being serviced. The principal amount of loans serviced for Freddie Mac increased $1.9 million, or 5.7% to $327.6 million at September 30, 2014 from $325.7 million at September 30, 2013.  For additional information on MSRs, see Note 5 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplemental Data."

Deposits: Deposits increased by $6.8 million, or 1.1%, to $615.1 million at September 30, 2014 from $608.3 million at September 30, 2013.  The increase was primarily a result of an $18.8 million increase in non-interest bearing account balances, a $4.6 million increase in NOW checking account balances and a $4.3 million increase in savings account balances. These increases were partially offset by a $10.9 million decrease in CD account balances and a $10.0 million decrease in money market accounts.  The increase in non-interest bearing account and NOW checking account balances was primarily due to increased commercial and consumer checking accounts as the Company continued to emphasize increasing its transaction accounts base. The Company also experienced deposit inflows due to a number of customers transferring funds from other financial institutions during the year ended September 30, 2014.  The decrease in CD account and money market account balances was primarily due to the Company opting not to match interest rates offered by competitors. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and Note 9 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Advances: FHLB advances were $45.0 million at September 30, 2014 and at September 30, 2013. For additional information on borrowings, see "Item 1, Business   Deposit Activities and Other Sources of Funds   Borrowings" and Note 10 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Shareholders' Equity:  Total shareholders' equity decreased by $6.9 million, or 7.7%, to $82.8 million at September 30, 2014 from $89.7 million at September 30, 2013.  The decrease was primarily due to the repurchase of 12,065 shares of Series A Preferred Stock for $12.1 million and the payment of $1.2 million in dividends to common and preferred shareholders. These decreases to shareholder's equity were partially offset by net income of $5.9 million for the year ended September 30, 2014. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2014 and 2013

Net income for the year ended September 30, 2014 increased $1.09 million, or 23.0%, to $5.85 million from $4.76 million for the year ended September 30, 2013.  Net income to common shareholders after adjusting for preferred stock dividends, preferred stock discount accretion and discount on redemption of preferred stock increased $1.63 million, or 40.4%, to $5.64 million for the year ended September 30, 2014 from $4.02 million for the year ended September 30, 2013.  Net income per diluted common share increased $0.22, or 37.9%, to $0.80 for the year ended September 30, 2014 from $0.58 for the year ended September 30, 2013. The increase in net income was primarily due to a decrease in the provision for loan losses, which was partially offset by a decrease in non-interest income and an increase in the provision for federal income taxes.

The decrease in the provision for loan losses was primarily a result of improved underlying credit quality metrics in the loan portfolio as the level of net charge-offs, delinquent loans and loans graded substandard decreased during the year ended September 30, 2014.

The decrease in non-interest income was primarily attributable to a decrease in gain on sale of loans and a decrease in the valuation recovery on MSRs. These decreases to non-interest income were partially offset by an increase in ATM and debit card interchange transaction fees.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $120,000, or 0.5%, to $25.92 million for the year ended September 30, 2014 from $25.80 million for the year ended September 30, 2013.  The increase in net interest income was due to a decrease in interest expense, which was partially offset by a decrease in interest income.

Total interest and dividend income decreased by $380,000, or 1.3%, to $29.86 million for the year ended September 30, 2014 from $30.24 million for the year ended September 30, 2013 as the yield on interest earning assets decreased to 4.42% from 4.48%.  The decrease in the weighted average yield on interest earning assets was primarily a result of a decrease in market interest rates. Partially offsetting the overall decrease in market interest rates was an increase in the percentage of loans comprising total interest-bearing assets. Average loans receivable increased $10.44 million to $567.25 million for the year ended September 30, 2014 from $556.82 million for the year ended September 30, 2013.

Total interest expense decreased by $500,000 to $3.94 million, or 11.3%, for the year ended September 30, 2014 from $4.44 million for the year ended September 30, 2013 as the average rate paid on interest-bearing liabilities decreased to 0.71% for the year ended September 30, 2014 from 0.79% for the year ended September 30, 2013.  The decrease in funding costs was primarily a result of CDs repricing at lower market interest rates and a $24.55 million decrease in the average balance of CDs. In addition, the composition of the deposit base changed as the percentage of non-interest bearing and lower costing transaction accounts increased. Average interest-bearing liabilities decreased $9.36 million to $553.47 million for the year ended September 30, 2014 from $562.83 million for the year ended September 30, 2013.

The net interest margin increased two basis points to 3.84% for the year ended September 30, 2014 from 3.82% for the year ended September 30, 2013 as funding costs decreased at a greater rate than the yield on interest-bearing assets decreased.

Provision for Loan Losses: There was no provision for loan losses for the year ended September 30, 2014 as compared to $2.93 million for the year ended September 30, 2013. Net charge-offs decreased by $2.91 million, or 80.4%, to $709,000 for the year ended September 30, 2014 from $3.61 million for the year ended September 30, 2013.  The net charge-offs to average outstanding loans ratio was 0.12% for the year ended September 30, 2014 and 0.65% for the year ended September 30, 2013. The decrease in the provision for loan losses was primarily due to the decreased level of net charge-offs and improvements in other underlying credit quality metrics in the loan portfolio. The level of delinquent loans (loans 30 or more days past due) decreased by $4.37 million, or 24.2%, to $13.70 million at September 30, 2014 from $18.07 million at September 30, 2013 and the level of loans graded substandard decreased by $9.92 million, or 35.5%, to $18.06 million at September 30, 2014 from $27.98 million at September 30, 2013. Non-accrual loans decreased $2.70 million, or 19.8%, to $10.91 million at September 30, 2014 from $13.61 million at September 30, 2013.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve or write-down to be applied against each loan.  The aggregate principal impairment amount determined at September 30, 2014 was $2.01 million.

Based on the comprehensive methodology, management deemed the allowance for loan losses of $10.43 million at September 30, 2014 (1.81% of loans receivable and loans held for sale and 89.0% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that, substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1. Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income decreased by $1.73 million or 16.9%, to $8.53 million for the year ended September 30, 2014 from $10.26 million for the year ended September 30, 2013.  This decrease was primarily a result of a $1.49 million decrease in gain on sales of loans and no remaining valuation recovery on MSRs during the year ended September 30, 2014 compared to a $475,000 valuation recovery on MSRs for the year ended September 30, 2013. These decreases to non-interest income were partially offset by a $284,000 increase in ATM and debit card interchange transaction fees.

The decrease in gain on sales of loans was primarily due to a decrease in the dollar volume of fixed-rate one- to four-family loans sold during the year ended September 30, 2014 as refinance activity decreased. The increase in ATM and debit card interchange transaction fees was primarily a result of increased debit card transaction activity levels and a change in the fee structure as the Company changed its ATM and debit card processor during the year ended September 30, 2014.

Non-interest Expense:   Total non-interest expense decreased by $66,000, or 0.3%, to $25.80 million for the year ended September 30, 2014 from $25.86 million for the year ended September 30, 2013.  The decrease was primarily attributable to a $1.58 million decrease in OREO and other repossessed assets expense, partially offset by a $689,000 increase in salaries and employee benefits expense, a $239,000 increase in ATM and debit card interchange fee expense, and a $218,000 increase in data processing and telecommunications expense. Also impacting the comparison between years was a $424,000 decrease in gain on disposition of premises and equipment as the Company recorded a $431,000 gain on the sale of property during the year ended September 30, 2013, which reduced total non-interest expenses.

The decrease in OREO related expenses was primarily a result of $1.46 million decrease in the level of valuation write-downs based on upon updated appraisals received on OREO properties. The increase in salaries and employee benefits expense was primarily due to the hiring of additional loan officers, annual salary adjustments and an increase in health insurance costs. Also contributing to the increase in salaries and employee benefits was a decrease in loan originations. Under GAAP, the portion of a loan origination fee that is attributable to the estimated employee costs to generate the loan is recorded as a reduction of salaries and employee benefits expense. With the decrease in loan originations, the loan origination fees that reduced salaries and employee benefit expense decreased by $225,000 during the year ended September 30, 2014 compared to the year ended September 30, 2013. The increases in ATM and debit card interchange fee expense and data processing and telecommunications expense were primarily due to expenses associated with the Company's technology upgrades, which included outsourcing the core processing system and upgrading its electronic funds transfer platform.

Provision for Federal Income Taxes: The provision for federal and state income taxes increased by $286,000, or 11.4% to $2.80 million for the year ended September 30, 2014 from $2.51 million for the year ended September 30, 2013, primarily due to increased income before income taxes. The Company's effective federal income tax rate was 32.4% for the year ended September 30, 2014 compared to 34.6% for the year ended September 30, 2013.  The difference in the effective tax rate was primarily due to adjustments to the Company's deferred tax valuation allowance.  During the year ended September 30, 2013, the provision for income taxes was increased by $236,000 due to the expiration of a capital loss carry-forward. For additional information on federal income taxes, see Note 13 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2013 and 2012

Net income was $4.76 million for the year ended September 30, 2013 compared to $4.59 million for the year ended September 30, 2012.  Net income to common shareholders after adjusting for preferred stock dividends and preferred stock discount accretion was $4.02 million for the year ended September 30, 2013 compared to $3.52 million for the year ended September 30, 2012.  Net income per diluted common share was $0.58 for the year ended September 30, 2013 compared to $0.52 per diluted common share for the year ended September 30, 2012.  The increase in net income was primarily due to a decrease in the provision for loan losses, an increase in non-interest income and an increase in net interest income. These increases to net income were partially offset by an increase in non-interest expense and an increase in the provision for income taxes.

The decrease in the provision for loan losses was primarily a result of improved underlying credit quality metrics in the loan portfolio as the level of delinquent loans and loans graded substandard decreased during the year ended September 30, 2013.

The increase in non-interest income was primarily a result of an increase in the valuation recovery on MSRs and a reduction in net OTTI on securities. These increases to non-interest income were partially offset by a decrease in service charges on deposits.

The increase in net interest income was primarily attributable to increases in the Company's average loans receivable and a decrease in the average balance of interest-bearing liabilities.

The increase in non-interest expense was primarily attributable to increases in OREO related expenses and salaries and employee benefits expense. These increases to non-interest expense were partially offset by the gain on disposition of premises and equipment and a decrease in loan administration and foreclosure expenses.

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

Average loans receivable increased $12.29 million to $556.82 million for the year ended September 30, 2013 as compared to $544.52 million for the year ended September 30, 2012. Average interest-bearing liabilities decreased $11.35 million to $562.83 million for the year ended September 30, 2013 from $574.18 million for the year ended September 30, 2012. The net interest margin increased one basis point to 3.82% for the year ended September 30, 2013 from 3.81% for the year ended September 30, 2012 as funding costs decreased at a greater rate than the yield on interest earning assets.

Provision for Loan Losses: The provision for loan losses decreased by $575,000, or 16.4%, to $2.93 million for the year ended September 30, 2013 from $3.50 million for the year ended September 30, 2012. Net charge-offs decreased by $7,000, or 0.2%, to $3.61 million for the year ended September 30, 2013 from $3.62 million for the year ended September 30, 2012. The net charge-offs to average outstanding loans ratio was 0.65% for the year ended September 30, 2013 and 0.66% for the year ended September 30, 2012. The decrease in the provision for loan losses was primarily due to improved underlying credit quality metrics in the loan portfolio. The level of delinquent loans (loans 30 or more days past due) decreased by $12.17 million, or 40.2%, to $18.07 million at September 30, 2013 from $30.24 million at September 30, 2012 and the level of loans graded substandard decreased by $5.10 million, or 15.4%, to $27.98 million million at September 30, 2013 from $33.08 million at September 30, 2012. Non-accruing loans decreased by $7.72 million to $13.61 million at September 30, 2013 from $21.33 million at September 30, 2012.

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

Provision for Federal Income Taxes: The provision for federal and state income taxes increased by $733,000, or 41.2% to $2.51 million for the year ended September 30, 2013 from $1.78 million for the year ended September 30, 2012, primarily due to increased income before income taxes and a deferred tax valuation allowance adjustment related to the expiration of a capital loss carry-forward.  The Company's effective federal income tax rate was 34.6% for the year ended September 30, 2013 compared to 28.0% for the year ended September 30, 2012.  The difference in the effective tax rate was primarily due to adjustments to the Company's deferred tax valuation allowance.  During the year ended September 30, 2013, the provision for income taxes was increased by $236,000 due to the expiration of a capital loss carry-forward. During the year ended September 30, 2012, the provision for income taxes was reduced by $205,000 due to a deferred tax valuation recovery based on the expectation of certain tax planning strategies.

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

	Year Ended September 30,
	2014			2013			2012
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$567,251	$29,205	5.15%	$556,815	$29,591	5.31%	$544,524	$30,831	5.66%
Mortgage-backed securities and other investments	6,782	259	3.82	6,595	281	4.26	8,479	404	4.75
FHLB stock and equity securities	6,332	27	0.44	6,561	29	0.44	6,707	32	0.48
Interest-bearing deposits	95,110	366	0.38	105,055	336	0.32	114,514	338	0.30
Total interest-earning assets	675,475	29,857	4.42	675,026	30,237	4.48	674,224	31,605	4.69
Non-interest-earning assets	62,432			65,803			60,927

Total assets	$737,907			$740,829			$735,151

Interest-bearing liabilities:
Savings accounts	$92,606	46	0.05	$90,376	55	0.06	$87,020	245	0.28
Money market accounts	94,894	246	0.26	86,558	246	0.28	70,111	334	0.48
NOW accounts	156,954	440	0.28	151,980	463	0.30	152,983	651	0.43
Certificates of deposit	164,014	1,334	0.81	188,564	1,804	0.96	215,759	2,721	1.26
Short-term borrowings (3)	—	—	—	352	—	0.05	699	—	0.05
Long-term borrowings (4)	45,000	1,873	4.16	45,000	1,871	4.16	47,603	1,996	4.19
Total interest bearing liabilities	553,468	3,939	0.71	562,830	4,439	0.79	574,175	5,947	1.04
Non-interest bearing liabilities	101,821			87,698			72,888
Total liabilities	655,289			650,528			647,063

Shareholders' equity	82,618			90,301			88,088
Total liabilities and shareholders' equity	$737,907			$740,829			$735,151

Net interest income		$25,918			$25,798			$25,658
Interest rate spread.			3.71%			3.69%			3.65%
Net interest margin (5)			3.84%			3.82%			3.81%
Ratio of average interest-earning assets to average interest-bearing liabilities			122.04%			119.93%			117.42%
_______________________________________________

(1)
Does not include interest on loans on non-accrual status.  Includes loans originated for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2014 - $739; 2013 - $522; and 2012 - $802) are included with interest and dividends.

(2)	Average balance includes non-accrual loans.

(3)	Includes FHLB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.

(4)	Includes FHLB advances with original maturities of one year or greater.

(5)	Net interest income divided by total average interest earning assets.

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

	Year Ended September 30, 2014 Compared to Year Ended September 30, 2013 Increase (Decrease) Due to				Year Ended September 30, 2013 Compared to Year Ended September 30, 2012 Increase (Decrease) Due to
	Rate		Volume	Net Change	Rate	Volume	Net Change
				(In thousands)
Interest-earning assets:
Loans receivable (1)	$(414)		$28	$(386)	$(1,925)	$685	$(1,240)
Mortgage-backed securities and other investments	(20)		(2)	(22)	(39)	(84)	(123)
FHLB stock and equity securities	—		(2)	(2)	(3)	—	(3)
Interest-bearing deposits	31		(1)	30	27	(29)	(2)
Total net change in income on interest-earning assets	(403)		23	(380)	(1,940)	572	(1,368)

Interest-bearing liabilities:
Savings accounts	(8)		(1)	(9)	(199)	9	(190)
Money market accounts	(6)		6	—	(155)	67	(88)
NOW accounts	(22)		(1)	(23)	(184)	(4)	(188)
Certificates of deposit	(251)		(219)	(470)	(602)	(315)	(917)
Long-term borrowings	—		2	2	(17)	(108)	(125)
Total net change in expense on interest-bearing liabilities	(287)		(213)	(500)	(1,157)	(351)	(1,508)
Net change in net interest income	$(116)	—	$236	$120	$(783)	$923	$140
______________

(1)	Excludes interest on loans on non-accrual status. Includes loans originated for sale.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2014, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 16.19%.  At September 30, 2014, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 25% of total assets, limited by available collateral, under which $131.8 million was available for additional borrowings.  The Bank's available borrowing from the FHLB would be reduced by any amounts advanced by the FHLB under the VLOC. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2014 the Bank had no outstanding balance on this borrowing line, under which $39.8 million was available for future borrowings. The Bank also maintains a $10.0 million overnight borrowing line with PCBB. At September 30, 2014, the Bank did not have an outstanding balance on this borrowing line.

Liquidity management is both a short and long-term responsibility of the Bank's management.  The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) projected loan sales, (iii) expected deposit flows, and (iv) yields available on interest- bearing deposits.  Excess liquidity is invested generally in interest-bearing overnight deposits, CDs held for investment and short-term government and agency obligations.  If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB, the FRB and PCBB.

The Bank's primary investing activity is the origination of mortgage loans.  During the years ended September 30, 2014, 2013 and 2012, the Bank originated $155.4 million, $203.1 million and $215.0 million of mortgage loans, respectively.  At September 30, 2014, the Bank had loan commitments totaling $48.8 million and undisbursed loans in process totaling $29.4 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  Certificates of deposit that are scheduled to mature in less than one year from September 30, 2014 totaled $98.5 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2014, 2013 and 2012, the Bank sold $33.4 million, $89.4 million and $97.4 million in fixed rate, one- to four-family mortgage loans, respectively.  During the years ended September 30, 2014, 2013 and 2012, the Bank received $126.5 million, $113.2 million and $121.1 million in principal repayments, respectively.

The Bank’s liquidity has been impacted by increases in deposit levels.  During the years ended September 30, 2014, 2013 and 2012, deposits increased by $6.9 million, $10.3 million and $5.2 million, respectively.

Cash and cash equivalents, CDs held for investment and mortgage-backed securities and other investments decreased to $116.4 million at September 30, 2014 from $131.4 million at September 30, 2013.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include principal and interest payments on the loan receivable from the Employee Stock Ownership Plan ("ESOP"), distributions from the Bank and the issuance of debt or equity securities. At September 30, 2014, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $495,000.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2014, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details see Note 18 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

Contractual obligations.  The following table presents, as of September 30, 2014, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity.  These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet.  The payment amounts represent those amounts contractually due at September 30, 2014.

	Payments due by period
	Less than 1 year	1 year through 3 years	After 3 years through 5 years	After 5 years	Total
Contractual obligations
	(In thousands)
Long-term debt obligations	$—	$45,000	$—	$—	$45,000
Operating lease obligations	280	321	192	120	913
Total contractual obligations	$280	$45,321	$192	$120	$45,913

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

The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control -- Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission as of September 30, 2014.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of September 30, 2014.

Table of Contents

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	68
Consolidated Balance Sheets as of September 30, 2014 and 2013	69
Consolidated Statements of Income For the Years Ended
September 30, 2014, 2013 and 2012	71
Consolidated Statements of Comprehensive Income For the
Years Ended September 30, 2014, 2013 and 2012	73
Consolidated Statements of Shareholders' Equity For the
Years Ended September 30, 2014, 2013 and 2012	74
Consolidated Statements of Cash Flows For the Years Ended
September 30, 2014, 2013 and 2012	76
Notes to Consolidated Financial Statements	78

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Timberland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, “the Company”) as of September 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended September 30, 2014. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ Delap LLP

Lake Oswego, Oregon
December 11, 2014

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

	2014	2013
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$11,818	$12,879
Interest-bearing deposits in banks	60,536	81,617
Total cash and cash equivalents	72,354	94,496

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	35,845	30,042
Securities held to maturity, at amortized cost (estimated fair value of $6,274 and $3,533)	5,298	2,737
Securities available for sale	2,857	4,101
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,246	5,452

Loans receivable, net of allowance for loan losses of $10,427 and $11,136	564,853	546,193
Loans held for sale	899	1,911
Net loans receivable	565,752	548,104

Premises and equipment, net	17,679	17,764
Other real estate owned (“OREO”) and other repossessed assets, net	9,092	11,720
Accrued interest receivable	1,910	1,972
Bank owned life insurance (“BOLI”)	17,632	17,102
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	3	119
Mortgage servicing rights (“MSRs”), net	1,684	2,266
Other assets	4,563	4,123
Total assets	$745,565	$745,648

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$106,417	$87,657
Interest-bearing	508,699	520,605
Total deposits	615,116	608,262

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	2,671	2,698
Total liabilities	662,787	655,960

Commitments and contingencies (See Note 16)
See notes to consolidated financial statements

Consolidated Balance Sheets (Continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Shareholders’ equity	2014	2013
Fixed Rate Cumulative Perpetual Preferred Stock, Series A, $0.01 par value; 1,000,000 shares authorized; redeemable at $1,000 per share: 12,065 shares issued and outstanding - September 30, 2013	$—	$11,936
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,047,336 shares issued and outstanding - September 30, 2014 7,045,036 shares issued and outstanding - September 30, 2013	10,773	10,570
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,190)	(1,454)
Retained earnings	73,534	68,998
Accumulated other comprehensive loss	(339)	(362)
Total shareholders’ equity	82,778	89,688
Total liabilities and shareholders’ equity	$745,565	$745,648
See notes to consolidated financial statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2014, 2013, and 2012

	2014	2013	2012
Interest and dividend income
Loans receivable	$29,205	$29,591	$30,831
Securities	259	281	404
Dividends from mutual funds and FHLB stock	27	29	32
Interest-bearing deposits in banks and CDs	366	336	338
Total interest and dividend income	29,857	30,237	31,605

Interest expense
Deposits	2,066	2,568	3,951
FHLB advances	1,873	1,871	1,996
Total interest expense	3,939	4,439	5,947

Net interest income	25,918	25,798	25,658

Provision for loan losses	—	2,925	3,500

Net interest income after provision for loan losses	25,918	22,873	22,158

Non-interest income
Recoveries (other than temporary impairment “OTTI”) on securities	7	(15)	(206)
Adjustment for portion of OTTI recorded as (transferred from) other comprehensive loss (before taxes)	52	(32)	(8)
Net recoveries (OTTI) on securities	59	(47)	(214)

Gain (loss) on sales of securities	(32)	—	22
Service charges on deposits	3,738	3,663	3,795
ATM and debit card interchange transaction fees	2,426	2,142	2,172
BOLI net earnings	530	577	607
Gain on sales of loans, net	1,013	2,507	2,472
Escrow fees	158	184	118
Valuation recovery on MSRs, net	—	475	10
Other	638	761	799
Total non-interest income, net	8,530	10,262	9,781
 See notes to consolidated financial statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2014, 2013, and 2012

	2014	2013	2012
Non-interest expense
Salaries and employee benefits	$13,294	$12,605	$12,050
Premises and equipment	2,878	2,835	2,676
Gain on disposition of premises and equipment, net	(7)	(431)	—
Advertising	742	742	726
OREO and other repossessed assets, net	1,010	2,587	1,982
ATM and debit card interchange transaction fees	1,096	857	794
Postage and courier	446	443	501
Amortization of CDI	116	130	148
State and local taxes	479	576	608
Professional fees	792	856	822
Federal Deposit Insurance Corporation ("FDIC") insurance	636	685	942
Other insurance	150	174	212
Loan administration and foreclosure	456	430	816
Data processing and telecommunications	1,450	1,232	1,265
Deposit operations	759	607	776
Other	1,501	1,536	1,250
Total non-interest expense	25,798	25,864	25,568

Income before income taxes	8,650	7,271	6,371

Provision for federal income taxes	2,800	2,514	1,781
Net income	5,850	4,757	4,590

Preferred stock dividends	(136)	(710)	(832)
Preferred stock discount accretion	(70)	(283)	(240)
Discount on redemption of preferred stock	—	255	—

Net income to common shareholders	$5,644	$4,019	$3,518

Net income per common share
Basic	$0.82	$0.59	$0.52
Diluted	$0.80	$0.58	$0.52

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2014, 2013, and 2012

	2014	2013	2012
Comprehensive income:
Net income	$5,850	$4,757	$4,590
Unrealized holding gain (loss) on securities available for sale, net of tax	(63)	23	14
Change in OTTI on securities held to maturity, net of tax:
Additions	—	—	(27)
Additional amount recognized related to credit loss for which OTTI was previously recognized	13	15	8
Amount of OTTI reclassified to credit loss for previously recorded market loss	21	6	24
Accretion of OTTI securities held to maturity, net of tax	52	57	46

Total comprehensive income	$5,873	$4,858	$4,655

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2014, 2013, and 2012

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
September 30, 2011	16,641	7,045,036	$15,989	$10,457	$(1,983)	$62,270	$(528)	$86,205

Net income	—	—	—	—	—	4,590	—	4,590
Accretion of preferred stock discount	—	—	240	—	—	(240)	—	—
5% preferred stock dividend	—	—	—	—	—	(832)	—	(832)
Earned ESOP shares, net of tax	—	—	—	(65)	264	—	—	199
MRDP (1) compensation expense, net of tax	—	—	—	77	—	—	—	77
Stock option compensation expense	—	—	—	15	—	—	—	15
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	14	14
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	5	5
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	46	46

September 30, 2012	16,641	7,045,036	16,229	10,484	(1,719)	65,788	(463)	90,319

Net income	—	—	—	—	—	4,757	—	4,757
Accretion of preferred stock discount	—	—	283	—	—	(283)	—	—
Redemption of preferred stock	(4,576)	—	(4,576)	—	—	255	—	(4,321)
5% preferred stock dividend	—	—	—	—	—	(885)	—	(885)
Common stock dividends ($0.09 per common share)	—	—	—	—	—	(634)	—	(634)
Earned ESOP shares, net of tax	—	—	—	6	265	—	—	271
MRDP compensation expense, net of tax	—	—	—	31	—	—	—	31
Stock option compensation expense	—	—	—	49	—	—	—	49
Unrealized holding gain on securities available for sale, net of tax	—	—	—	—	—	—	23	23
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	21	21
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	57	57

September 30, 2013	12,065	7,045,036	11,936	10,570	(1,454)	68,998	(362)	89,688

(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2014, 2013, and 2012

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
September 30, 2013	12,065	7,045,036	$11,936	$10,570	$(1,454)	$68,998	$(362)	$89,688

Net income	—	—	—	—	—	5,850	—	5,850
Accretion of preferred stock discount	—	—	70	—	—	(70)	—	—
Redemption of preferred stock	(12,065)	—	(12,006)	—	—	(59)	—	(12,065)
Exercise of stock options	—	5,000	—	23	—	—	—	23
Forfeiture of MRDP shares	—	(2,700)	—	—	—	—	—	—
5% preferred stock dividends	—	—	—	—	—	(58)	—	(58)
Common stock dividends ($0.16 per common share)	—	—	—	—	—	(1,127)	—	(1,127)
Earned ESOP shares, net of tax	—	—	—	64	264	—	—	328
MRDP compensation expense, net of tax	—	—	—	4	—	—	—	4
Stock option compensation expense	—	—	—	112	—	—	—	112
Unrealized holding loss on securities available for sale, net of tax	—	—	—	—	—	—	(63)	(63)
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	34	34
Accretion of OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	52	52

September 30, 2014	—	7,047,336	$—	$10,773	$(1,190)	$73,534	$(339)	$82,778

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2014, 2013, and 2012

	2014	2013	2012
Cash flows from operating activities
Net income	$5,850	$4,757	$4,590
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,244	1,095	940
Deferred federal income taxes	451	777	154
Amortization of CDI	116	130	148
Earned ESOP shares	264	265	264
MRDP compensation expense	2	39	105
Stock option compensation expense	104	49	15
Stock option tax effect less excess tax benefit	4	—	—
(Gain) loss on sales of securities	32	—	(22)
Net (recoveries) OTTI on securities	(59)	47	214
(Gain) loss on sales of OREO and other repossessed assets, net	(169)	(264)	373
Gains on sale of loans, net	(1,013)	(2,507)	(2,472)
Gain on disposition of premises and equipment, net	(7)	(431)	—
Provision for loan losses	—	2,925	3,500
Provision for OREO losses	605	2,064	1,048
Loans originated for sale	(31,320)	(87,329)	(93,073)
Amortization of MSRs	969	948	805
Proceeds from sales of loans	33,345	89,352	97,357
Valuation recovery on MSRs, net	—	(475)	(10)
BOLI net earnings	(530)	(577)	(607)
Increase (decrease) in deferred loan origination fees	36	(60)	(180)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,301)	767	2,239
Net cash provided by operating activities	8,623	11,572	15,388

Cash flows from investing activities
Net increase in CDs held for investment	(5,803)	(6,552)	(4,831)
Purchase of securities held to maturity	(3,003)	—	—
Proceeds from maturities and prepayments of securities held to maturity	583	689	751
Proceeds from maturities and prepayments of securities available for sale	355	891	1,042
Proceeds from sales of securities available for sale	856	—	743
Proceeds from redemption of FHLB stock	206	203	50
Increase in loans receivable, net	(23,569)	(15,819)	(22,860)
Additions to premises and equipment	(1,189)	(1,302)	(1,436)
Proceeds from sales of OREO and other repossessed assets	7,065	3,596	2,555
Proceeds from disposition of premises and equipment, net	37	760	—
Net cash used in investing activities	(24,462)	(17,534)	(23,986)

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2014, 2013, and 2012

	2014	2013	2012
Cash flows from financing activities
Net increase in deposits	$6,854	$10,336	$5,248
Repayment of FHLB advances	—	—	(10,000)
Net increase (decrease) in repurchase agreements	—	(855)	126
ESOP tax effect	64	6	(65)
MRDP compensation tax effect	2	(8)	(28)
Stock option excess tax benefit	4	—	—
Proceeds from exercise of stock options	23	—	—
Repurchase of preferred stock	(12,065)	(4,321)	—
Payment of dividends	(1,185)	(1,368)	(2,080)
Net cash provided by (used in) financing activities	(6,303)	3,790	(6,799)

Net decrease in cash and cash equivalents	(22,142)	(2,172)	(15,397)

Cash and cash equivalents
Beginning of period	94,496	96,668	112,065

End of period	$72,354	$94,496	$96,668

Supplemental disclosure of cash flow information
Income taxes paid	$2,888	$1,793	$2,343
Interest paid	3,961	4,523	6,089

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$6,155	$6,375	$9,443
Loans originated to facilitate the sale of OREO	1,282	2,708	3,095

See notes to consolidated financial statements

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.")(“GAAP”) and prevailing practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheet, and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of OTTI in the estimated fair value of MBS, the valuation of MSRs, the valuation of OREO and the valuation of goodwill for potential impairment.

Certain prior year amounts have been reclassified to conform to the 2014 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

Segment Reporting

The Company has one reportable operating segment which is defined as community banking in western Washington under the operating name “Timberland Bank.”

Preferred Stock Sold in Troubled Asset Relief Program ("TARP") Capital Purchase Program ("CPP")

On December 23, 2008, the Company received $16.64 million from the U.S. Treasury Department ("Treasury") as a part of the Treasury's CPP, which was established as part of the TARP. The Company sold 16,641 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Series A Preferred Stock"), with a liquidation value of $1,000 per share and a related warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018. The Series A Preferred Stock paid a 5.0% dividend through December 20, 2013, the date of its redemption.

The proceeds received in connection with the issuance of the Series A Preferred Stock were allocated between the preferred stock and warrant based on their relative fair values on the date of issuance. As a result, the preferred stock's initial recorded value was at a discount from the liquidation value or stated value. The discount from the liquidation value was accreted to the expected/actual redemption date and charged to retained earnings. This accretion was recorded using the level-yield method.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

On June 12, 2013, the Treasury sold the warrant to purchase up to 370,899 shares of the Company’s common stock to private investors.  The sale of the warrant to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for the warrant.

During the year ended September 30, 2013, the Company purchased and retired 4,576 shares of its Series A Preferred Stock for $4.32 million; a $255,000 discount from its liquidation value. The discount from liquidation value on the repurchased shares was recorded as an increase to retained earnings. On December 20, 2013, the Company redeemed the remaining 12,065 shares of its Series A Preferred Stock at the liquidation value of $12.07 million.

Investment Securities

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

In estimating whether there are any OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near term prospects of the issuer, (3) the impact of changes in market interest rates and (4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

Declines in the fair value of individual securities available for sale that are deemed to be other than temporary are reflected in earnings when identified.  The fair value of the security then becomes the new cost basis.  For individual securities which the Company does not intend to sell and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost basis, the other than temporary decline in the fair value of the security related to: (1) credit loss is recognized in earnings and (2) market or other factors is recognized in other comprehensive income (loss).  Credit loss is recorded if the present value of cash flows is less than the amortized cost.  For individual securities which the Company intends to sell or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the security’s cost basis and its fair value at the consolidated balance sheet date.  For individual securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized.  Interest received after accruals have been suspended is recognized on a cash basis.

FHLB Stock

The Company, as a member of the FHLB, is required to maintain an investment in capital stock of the FHLB in an amount equal to the greater of 1% of its outstanding home loans or 5% of advances from the FHLB.  No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. The Company's investment in FHLB stock is carried at cost, which approximates fair value.

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. The FHLB has recently announced it has entered into an agreement to merge with the Federal Home Loan Bank of Des Moines. Although the agreement is still in process and has not yet been finalized and approved by certain regulatory agencies, management expects that the pending merger will positively affect the Company's recoverability of its investment in FHLB stock and continue to allow the Bank to obtain borrowings consistent with historical FHLB funding practices. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2014 and 2013.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

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

The loan terms which have been modified or restructured due to a borrower’s financial difficulty, include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. Troubled debt restructured loans are considered impaired and are individually evaluated for impairment. Troubled debt restructured loans are classified as non-performing unless they have been performing in accordance with modified terms for a period of at least six months.

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

The categories of non-accrual loans and impaired loans overlap, although they are not identical.  The Company considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the estimated collateral value, reasons for the delay, payment record, the amount past due and the number of days past due.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific and general components.  The specific component relates to loans that are deemed impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value less selling costs (if applicable), or observable market price of the impaired loan is lower than the recorded value of that loan.  The general component covers non-classified loans and classified loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors.  The Company's historical loss experience is determined by evaluating the average net charge-offs over the most recent economic cycle, but not to exceed six years. Qualitative factors are determined by loan type and allow

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

management to adjust reserve levels to reflect the current general economic environment and portfolio performance trends including recent charge-off trends.  Allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, the duration of the current business cycle and regulatory requirements and expectations.  The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time consolidated financial statements are prepared.

In accordance with GAAP, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral, reduced by estimated costs to sell (if applicable), or observable market price is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. The Company has experienced a significant decline in valuations for some real estate collateral since October 2008.  If real estate values decline further and as updated appraisals are received on collateral for impaired loans, the Company may need to increase the allowance for loan losses appropriately. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

MSRs

The Company holds rights to service loans that it has originated and sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). MSRs are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained and are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income.  The value of MSRs at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time the servicing assets were originated.  Fair values are estimated using discounted cash flows based on current market rates of interest.  For purposes of measuring impairment, the MSRs must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized MSRs based on product type and term of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the MSRs exceeds their fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

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

The goodwill impairment test involves a two-step process. Step one estimates the fair value of the reporting unit. If the estimated fair value of the Company's sole reporting unit, the Bank, under step one exceeds the recorded value of the reporting unit, goodwill is not considered impaired and no further analysis is necessary. If the estimated fair value of the Company's sole reporting unit is less than the recorded value, then a step two test test, which calculates the fair value of assets and liabilities to calculate an implied value of goodwill, is performed.

Step one of the goodwill impairment test estimated the fair value of the reporting unit utilizing a discounted cash flow income approach analysis, a public company market approach analysis, a merger and acquisition market approach analysis and a trading price market approach analysis in order to derive an enterprise value for the Company.

The discounted cash flow income approach analysis uses a reporting unit's projection of estimated operating results and cash flows and discounts them using a rate that reflects current market conditions. The projection uses management's estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Key assumptions used by the Company in its discounted cash flow model (income approach) included an annual growth rate that ranged from 3.00% to 5.10%, an annual deposit growth rate that ranged from 2.80% to 4.00% and a return on assets that ranged from 0.70% to 1.00%. In addition to the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the approach were the discount rate of 13.6% and the residual capitalization rate of 10.6%. The discount rate used was the cost of equity capital. The cost of equity capital was based on the capital asset pricing model ("CAPM"), modified to account for a small stock premium. The small stock premium represents the additional return required by investors for small stocks based on the Stocks, Bonds, Bills and Inflation 2013 Yearbook. Beyond the approximate five-year forecast period, residual free cash flows were estimated to increase at a constant rate into perpetuity. These cash flows were converted to a residual value using an appropriate residual capitalization rate. The residual capitalization rate was equal to the discount rate minus the expected long-term growth rate of cash flows. Based on historical results, the economic climate, the outlook for the industry and management's expectations, a long-term growth rate of 3.0% was estimated.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The public company market approach analysis estimates the fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples are derived from comparable publicly traded companies with operating and investment characteristics similar to those of the Company. Key assumptions used by the Company included the selection of comparable public companies and performance ratios. In applying the public company analysis, the Company selected eight publicly traded institutions based on similar lines of business, markets, growth prospects, risks and firm size. The performance ratios included price to earnings (last twelve months), price to earnings (current year to date), price to book value, price to tangible book value and price to deposits.

The merger and acquisition market approach analysis estimates the fair value by using merger and acquisition transactions involving companies that are similar in nature to the Company. Key assumptions used by the Company included the selection of comparable merger and acquisition transactions and valuation ratios to be used. The analysis used banks located in Washington or Oregon that were acquired after January 1, 2012. The valuation ratios from these transactions for price to earnings and price to tangible book value were then used to derive an estimated fair value of the Company.

The trading price market approach analysis used the closing market price at May 30, 2014 of the Company's common stock, traded on the NASDAQ Global Market to determine the market value of total equity capital.

A key assumption used by the Company in the public company market approach analysis and the trading price market approach analysis was the application of a control premium. The Company's common stock is thinly traded and therefore management believes the trading price reflects a discount for illiquidity. In addition, the trading price of the Company's common stock reflects a minority interest value. To determine the fair market value of a majority interest in the Company's stock, premiums were calculated and applied to the indicated values. Therefore, a control premium was applied to the results of the public company market approach analysis and the trading price market approach analysis because the initial value conclusion was based on minority interest transactions. Merger and acquisition studies were analyzed to conclude that the difference between the acquisition price and a company's stock price prior to acquisition indicates, in part, the price effect of a controlling interest. Based on the evaluation of merger and acquisition studies, a control premium of 25% was used.

The Company performed its fiscal year 2014 goodwill impairment test during the quarter ended June 30, 2014 with the assistance of a third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2014 and the step one test concluded that the reporting unit's fair value was more than its recorded value and, therefore, step two of the analysis was not necessary. Accordingly, the recorded value of goodwill as of May 31, 2014 was not impaired.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in the expected future cash flows; a sustained significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Key assumptions used in the annual goodwill impairment test are highly judgmental and include: selection of comparable companies, amount of control premium, projected cash flows and discount rate applied to projected cash flows. Any change in these indicators or key assumptions could have a significant negative impact on the Company's financial condition, impact the goodwill impairment analysis or cause the Company to perform a goodwill impairment analysis more frequently than once per year.

As of September 30, 2014, management believed that there had been no events or changes in the circumstances since May 31, 2014 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

CDI

The CDI is amortized to non-interest expense using an accelerated method over a ten-year period.

Premises and Equipment

Premises and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:  buildings and improvements - five to 40 years; furniture and equipment - three to seven years; and

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

automobiles - five years.  The cost of maintenance and repairs is charged to expense as incurred.  Gains and losses on dispositions are reflected in earnings.

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets.  No events or changes in circumstances have occurred during the years ended September 30, 2014 or 2013 that would cause management to evaluate the recoverability of the Company’s long-lived assets.

OREO and Other Repossessed Assets

OREO and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal.  When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.  The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received.

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

Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  These temporary differences will result in differences between income (loss) for tax purposes and income (loss) for financial reporting purposes in future years.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (benefit) for income taxes.  Valuation allowances are established to reduce the net recorded amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to United States federal income tax examination by tax authorities for years ended on or before September 30, 2010.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

ESOP

The Bank sponsors a leveraged ESOP that is accounted for in accordance with GAAP.  Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the ESOP in the consolidated balance sheets.  The debt of the ESOP is payable to Timberland Bancorp and is therefore eliminated in the consolidated financial statements.  As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become available for net income per common share calculations.   Dividends paid on unallocated shares reduce the Company’s cash contributions to the ESOP.

Cash and Cash Equivalents and Cash Flows

The Company considers amounts included in the consolidated balance sheets’ captions “Cash and due from financial institutions,” and “Interest-bearing deposits in banks,” all of which mature within ninety days, to be cash equivalents for purposes of reporting cash flows.  Cash flows from loans, deposits, FHLB advances and repurchase agreements are reported net in the accompanying consolidated statements of cash flows.

Interest-bearing deposits in banks as of September 30, 2014 and 2013 included deposits with the FRB of $55,445,000 and $72,955,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed FDIC insurance limits of $250,000.  Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

Advertising

Costs for advertising and marketing are expensed as incurred.

Stock-Based Compensation

The Company measures compensation cost for all stock-based awards based on the grant-date fair value of the stock-based awards and recognizes compensation cost over the service period of stock-based awards.

The fair value of stock options is determined using the Black-Scholes valuation model.  The fair value of stock grants under the MRDP was equal to the fair value of the shares at the grant date.

The Company’s stock compensation plans are described more fully in Note 15.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Timberland Bancorp's common stock during the period.  The 5% dividend and related accretion for the amount of the Company's Series A Preferred Stock outstanding for the respective year was deducted from net income, and the discount on the redemption of Series A Preferred Stock was added to net income in computing net income to common shareholders. Common stock equivalents arise from assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income per common share.

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company.  Legal and other fees paid to this law firm for the years ended September 30, 2014, 2013 and 2012 totaled $179,000, $166,000 and $203,000, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exits. The ASU clarifies when it is appropriate for an unrecognized tax benefit, or portion of an unrecognized tax benefit, to be presented in the financial statements as a reduction to a deferred tax asset. ASU 2013-11 is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date; however, retrospective application is also permitted. Adoption of ASU 2013-11 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors. The ASU clarifies when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of the real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. ASU 2014-04 is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The ASU can be adopted using a modified retrospective transition method or a prospective transition method. Adoption of ASU 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 is effective for annual and interim reporting periods beginning after December 15, 2016. Adoption of ASU 2014-09 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The ASU addresses the classification of foreclosed loans that are either fully or partially guaranteed under government programs. ASU 2014-14 clarifies that upon foreclosure of fully or partially guaranteed loans which are guaranteed under government programs and meet certain conditions, the creditor will be required to reclassify the previously existing mortgage loan to a separate other receivable from the guarantor, measured at the amount of the loan balance (principal and interest) that it expects to collect from the guarantor. ASU 2014-14 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 for public organizations. Adoption of ASU 2014-14 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits.  The amounts of the reserve requirement balances as of September 30, 2014 and 2013 were $1,008,000 and $840,000, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Note 3 - Held to Maturity and Available for Sale Securities

Held to maturity and available for sale securities were as follows as of September 30, 2014 and 2013 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2014
Held to Maturity
MBS:
U.S. government agencies	$1,002	$32	$(2)	$1,032
Private label residential	1,280	965	(7)	2,238
U.S. agency securities	3,016	1	(13)	3,004
Total	$5,298	$998	$(22)	$6,274

Available for Sale
MBS:
U.S. government agencies	$1,801	$100	$(2)	$1,899
Mutual funds	1,000	—	(42)	958
Total	$2,801	$100	$(44)	$2,857

September 30, 2013
Held to Maturity
MBS:
U.S. government agencies	$1,202	$31	$(2)	$1,231
Private label residential	1,521	781	(15)	2,287
U.S. agency securities	14	1	—	15
Total	$2,737	$813	$(17)	$3,533

Available for Sale
MBS:
U.S. government agencies	$2,144	$87	$(2)	$2,229
Private label residential	804	120	(10)	914
Mutual funds	1,000	—	(42)	958
Total	$3,948	$207	$(54)	$4,101

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Held to maturity and available for sale securities with unrealized losses were as follows as of September 30, 2014 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$—	$—	—	$76	$(2)	8	$76	$(2)
Private label residential	9	—	1	188	(7)	11	197	(7)
U.S. agency securities	2,989	(13)	1	—	—	—	2,989	(13)
Total	$2,998	$(13)	2	$264	$(9)	19	$3,262	$(22)

Available for Sale
MBS:
U.S. government agencies	$19	$—	1	$40	$(2)	1	$59	$(2)
Mutual funds	—	—	—	958	(42)	1	958	(42)
Total	$19	$—	1	$998	$(44)	2	$1,017	$(44)

Held to maturity and available for sale securities with unrealized losses were as follows as of September 30, 2013 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$3	$—	6	$88	$(2)	4	$91	$(2)
Private label residential	80	(4)	4	239	(11)	14	319	(15)
Total	$83	$(4)	10	$327	$(13)	18	$410	$(17)

Available for Sale
MBS:
U.S. government agencies	$96	$(2)	3	$—	$—	1	$96	$(2)
Private label residential	—	—	—	108	(10)	2	108	(10)
Mutual funds	958	(42)	1	—	—	—	958	(42)
Total	$1,054	$(44)	4	$108	$(10)	3	$1,162	$(54)

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The Company has evaluated these securities and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of September 30, 2014, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

In accordance with GAAP, the Company bifurcates OTTI into (1) amounts related to credit losses which are recognized through earnings and (2) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2014, 2013 and 2012:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2014
Constant prepayment rate	6.00%	15.00%	10.59%
Collateral default rate	0.01%	22.34%	7.41%
Loss severity rate	0.16%	75.17%	45.81%

September 30, 2013
Constant prepayment rate	6.00%	15.00%	12.33%
Collateral default rate	0.73%	22.53%	7.84%
Loss severity rate	20.48%	75.02%	52.69%

September 30, 2012
Constant prepayment rate	6.00%	15.00%	8.77%
Collateral default rate	0.06%	28.40%	8.74%
Loss severity rate	0.52%	76.03%	48.28%

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The following table presents the OTTI losses for the years ended September 30, 2014, 2013 and 2012 (dollars in thousands):

	2014		2013		2012
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries (OTTI)	$(83)	$90	$(13)	$(2)	$(156)	$(50)
Adjustments for portion of OTTI recorded as (transferred from) other comprehensive loss (before taxes)(1)	52	—	(32)	—	(8)	—

Net recoveries (OTTI) recognized in earnings (2)	$(31)	$90	$(45)	$(2)	$(164)	$(50)

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Balance, beginning of year	$2,084	$2,703	$3,361

Additions:
Credit losses for which OTTI was not previously recognized	2	7	81
Additional increases to the amount related to credit loss for which OTTI was previously recognized	33	45	134
Subtractions:
Realized losses previously recorded as credit losses	(555)	(671)	(873)
Recovery of prior credit loss	90	—	—

Balance, end of year	$1,654	$2,084	$2,703

During the year ended September 30, 2014 there were $32,000 in realized losses on five available for sale securities. During the year ended September 30, 2013 there were no realized gains on sales of available for sale securities. During the year ended September 30, 2012, there was a realized gain on one available for sale security in the amount of $22,000. During the year ended September 30, 2014, the Company recorded a $465,000 net realized loss (as a result of securities being deemed worthless) on fifteen held to maturity and six available for sale residential MBS, all of which had been recognized previously as a credit loss. During the year ended September 30, 2013, the Company recorded a $671,000 realized loss (as a result of securities being deemed worthless) on eighteen held to maturity and five available for sale residential MBS, all of which had been recognized previously as a credit loss.  During the year ended September 30, 2012, the Company recorded a $873,000 realized loss (as a result of securities being deemed worthless) on twenty-five held to maturity and five available for sale residential MBS all of which had been recognized previously as a credit loss.

The recorded amount of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $6,221,000 and $4,537,000 at September 30, 2014 and 2013, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The contractual maturities of debt securities at September 30, 2014, are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year to five years	$3,020	$3,008	$19	$19
Due after five years to ten years	16	17	33	34
Due after ten years	2,262	3,249	1,749	1,846
Total	$5,298	$6,274	$1,801	$1,899

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable and loans held for sale by portfolio segment consisted of the following at September 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Mortgage loans:
One- to four-family	$97,635	$102,387
Multi-family	46,206	51,108
Commercial	294,354	291,297
Construction – custom and owner/builder	59,752	40,811
Construction – speculative one- to four-family	2,577	1,428
Construction – commercial	3,310	2,239
Construction – multi-family	2,840	143
Construction – land development	—	515
Land	29,589	31,144
Total mortgage loans	536,263	521,072
Consumer loans:
Home equity and second mortgage	34,921	33,014
Other	4,699	5,981
Total consumer loans	39,620	38,995

Commercial business loans	30,559	17,499
Total loans receivable	606,442	577,566
Less:
Undisbursed portion of construction loans in process	29,416	18,527
Deferred loan origination fees	1,746	1,710
Allowance for loan losses	10,427	11,136
	41,589	31,373
Loans receivable, net	564,853	546,193
Loans held for sale (one- to four-family)	899	1,911
Total loans receivable and loans held for sale, net	$565,752	$548,104

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business.  Such related party loans were performing according to their repayment terms at September 30, 2014 and 2013.  Activity in related party loans during the years ended September 30, 2014, 2013 and 2012 was as follows (dollars in thousands):

	2014	2013	2012
Balance, beginning of year	$1,095	$1,113	$2,498
New loans or advances	40	276	175
Repayments and reclassifications	(208)	(294)	(1,560)
Balance, end of year	$927	$1,095	$1,113

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

Commercial Mortgage Lending: The Company originates commercial real estate loans secured by properties such as office buildings, retail/wholesale facilities, motels, restaurants, mini-storage facilities and other commercial properties.  Commercial real estate lending generally affords the Company an opportunity to receive interest at higher rates than those available from one- to four-family residential lending.  However, loans secured by such properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by commercial properties are often dependent on the successful operation and management of the properties, repayment of these loans may be affected by adverse conditions in the real estate market or economy.  The Company attempts to mitigate these risks by generally limiting the maximum loan-to-value ratio to 80% and scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.

Construction Lending:  The Company currently originates the following types of construction loans: custom construction loans, owner/builder construction loans, speculative construction loans (on a very limited basis), commercial real estate construction loans, and multi-family construction loans.  The Company is not currently originating land development loans.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than one-to four family residential lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project.  If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment, and the Company may incur a loss.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to construct homes for which no purchaser has been

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due.  The Company attempts to mitigate these risks by adhering to its underwriting policies, disbursement procedures, and monitoring practices.

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

Consumer Lending – Other: The Company originates other consumer loans, which include automobile loans, boat loans, motorcycle loans, recreational vehicle loans, savings account loans and unsecured loans.  Other consumer loans generally have shorter terms to maturity than mortgage loans.  Other consumer loans generally involve a greater degree of risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the credit-worthiness of the borrower.

Commercial Business Lending:  The Company originates commercial business loans which are generally secured by business equipment, accounts receivable, inventory or other property.  The Company also generally obtains personal guarantees from the business owners based on a review of personal financial statements.  Commercial business lending generally involves risks that are different from those associated with residential and commercial real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the credit-worthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment.  The Company attempts to mitigate

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of the borrowers and the guarantors.

Allowance for Loan Losses

The following table sets forth information for the year ended September 30, 2014 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision (Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,449	$1,113	$1,106	$194	$1,650
Multi-family	749	(362)	—	—	387
Commercial	5,275	20	463	4	4,836
Construction – custom and owner/builder	262	188	—	—	450
Construction – speculative one- to four-family	96	(44)	—	—	52
Construction – commercial	56	22	—	—	78
Construction – multi-family	—	(226)	—	251	25
Construction – land development	—	(287)	—	287	—
Land	1,940	(664)	260	418	1,434
Consumer loans:
Home equity and second mortgage	782	137	47	7	879
Other	200	(20)	6	2	176
Commercial business loans	327	123	14	24	460
Total	$11,136	$—	$1,896	$1,187	$10,427

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

The following table sets forth information for the year ended September 30, 2012 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

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

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2014 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$709	$941	$1,650	$7,011	$91,523	$98,534
Multi-family	39	348	387	3,317	42,889	46,206
Commercial	797	4,039	4,836	17,188	277,166	294,354
Construction – custom and owner/ builder	—	450	450	—	34,553	34,553
Construction – speculative one- to four-family	—	52	52	—	1,204	1,204
Construction – commercial	—	78	78	—	2,887	2,887
Construction – multi-family	—	25	25	—	419	419
Land	300	1,134	1,434	5,158	24,431	29,589
Consumer loans:
Home equity and second mortgage	162	717	879	797	34,124	34,921
Other	—	176	176	3	4,696	4,699
Commercial business loans	—	460	460	—	30,559	30,559
Total	$2,007	$8,420	$10,427	$33,474	$544,451	$577,925

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2013 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$600	$849	$1,449	$8,984	$95,314	$104,298
Multi-family	334	415	749	5,184	45,924	51,108
Commercial	1,763	3,512	5,275	19,510	271,787	291,297
Construction – custom and owner/ builder	—	262	262	—	22,788	22,788
Construction – speculative one- to four-family	88	8	96	687	236	923
Construction – commercial	—	56	56	—	2,239	2,239
Construction – multi-family	—	—	—	143	1	144
Construction – land development	—	—	—	515	—	515
Land	234	1,706	1,940	2,391	28,753	31,144
Consumer loans:
Home equity and second mortgage	57	725	782	679	32,335	33,014
Other	—	200	200	6	5,975	5,981
Commercial business loans	—	327	327	—	17,499	17,499
Total	$3,076	$8,060	$11,136	$38,099	$522,851	$560,950

The following table presents an age analysis of past due status of loans by portfolio segment at September 30, 2014 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$577	$4,376	$—	$4,953	$93,581	$98,534
Multi-family	—	—	—	—	—	46,206	46,206
Commercial	—	695	1,468	812	2,975	291,379	294,354
Construction – custom and owner/ builder	—	156	—	—	156	34,397	34,553
Construction – speculative one- to four-family	—	—	—	—	—	1,204	1,204
Construction – commercial	—	—	—	—	—	2,887	2,887
Construction – multi-family	—	—	—	—	—	419	419
Land	357	27	4,564	—	4,948	24,641	29,589
Consumer loans:
Home equity and second mortgage	62	44	498	—	604	34,317	34,921
Other	42	—	3	—	45	4,654	4,699
Commercial business loans	21	—	—	—	21	30,538	30,559
Total	$482	$1,499	$10,909	$812	$13,702	$564,223	$577,925
__________________

(1)	Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The following table presents an age analysis of past due status of loans by portfolio segment at September 30, 2013 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$14	$1,218	$6,985	$—	$8,217	$96,081	$104,298
Multi-family	—	—	—	—	—	51,108	51,108
Commercial	—	2,537	3,435	—	5,972	285,325	291,297
Construction – custom and owner/ builder	—	—	—	—	—	22,788	22,788
Construction – speculative one- to four-family	—	—	—	—	—	923	923
Construction – commercial	—	—	—	—	—	2,239	2,239
Construction – multi-family	—	—	144	—	144	—	144
Construction – land development	—	—	515	—	515	—	515
Land	—	—	2,146	284	2,430	28,714	31,144
Consumer loans:
Home equity and second mortgage	101	20	380	152	653	32,361	33,014
Other	1	39	5	—	45	5,936	5,981
Commercial business loans	83	15	—	—	98	17,401	17,499
Total	$199	$3,829	$13,610	$436	$18,074	$542,876	$560,950
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

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

practical or desirable to defer writing off this basically worthless loan even though partial recovery may be realized in the future.

The following table lists the loan credit risk grades utilized by the Company as credit quality indicators, by portfolio segment, at September 30, 2014 (dollars in thousands). At September 30, 2014 and 2013, there were no loans classified as loss.

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$90,340	$1,749	$1,045	$5,400	$98,534
Multi-family	37,336	1,697	6,410	763	46,206
Commercial	266,467	5,819	15,946	6,122	294,354
Construction – custom and owner / builder	34,553	—	—	—	34,553
Construction – speculative one- to four-family	1,204	—	—	—	1,204
Construction – commercial	2,887	—	—	—	2,887
Construction – multi-family	419	—	—	—	419
Land	21,084	114	3,586	4,805	29,589
Consumer loans:
Home equity and second mortgage	33,207	724	27	963	34,921
Other	4,657	39	—	3	4,699
Commercial business loans	30,355	112	92	—	30,559
Total	$522,509	$10,254	$27,106	$18,056	$577,925

The following table lists the loan credit risk grades utilized by the Company as credit quality indicators, by portfolio segment, at September 30, 2013 (dollars in thousands):

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2014 (dollars in thousands):

	September 30, 2014			For the Year Ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$2,647	$3,301	$—	$3,763	$—	$—
Multi-family	—	857	—	—	—	—
Commercial	11,057	14,184	—	7,859	414	325
Construction – multi-family	—	—	—	57	—	—
Construction – land development	—	—	—	141	—	—
Land	1,079	1,674	—	1,044	12	10
Consumer loans:
Home equity and second mortgage	351	574	—	276	—	—
Other	3	3	—	7	—	—
Commercial business loans	—	10	—	22	—	—
Subtotal	15,137	20,603	—	13,169	426	335
With an allowance recorded:
Mortgage loans:
One- to four-family	4,364	4,364	709	4,140	146	110
Multi-family	3,317	3,317	39	4,157	220	165
Commercial	6,131	6,131	797	10,083	541	423
Construction – speculative one- to four-family	—	—	—	275	11	7
Land	4,079	4,079	300	3,780	18	16
Consumer loans:
Home equity and second mortgage	446	446	162	404	16	12
Subtotal	18,337	18,337	2,007	22,839	952	733
Total
Mortgage loans:
One- to four-family	7,011	7,665	709	7,903	146	110
Multi-family	3,317	4,174	39	4,157	220	165
Commercial	17,188	20,315	797	17,942	955	748
Construction – speculative one- to four-family	—	—	—	275	11	7
Construction – multi-family	—	—	—	57	—	—
Construction – land development	—	—	—	141	—	—
Land	5,158	5,753	300	4,824	30	26
Consumer loans:
Home equity and second mortgage	797	1,020	162	680	16	12
Other	3	3	—	7	—	—
Commercial business loans	—	10	—	22	—	—
Total	$33,474	$38,940	$2,007	$36,008	$1,378	$1,068

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2013 (dollars in thousands):

	September 30, 2013			For the Year Ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$5,342	$5,775	$—	$2,661	$18	$13
Multi-family	—	982	—	473	3	3
Commercial	4,879	8,005	—	8,781	322	267
Construction – custom and owner / builder	—	—	—	97	—	—
Construction – speculative one- to four-family	—	—	—	65	—	—
Construction – multi-family	143	608	—	293	—	—
Construction – land development	515	3,279	—	534	—	—
Land	1,188	2,133	—	3,519	9	8
Consumer loans:
Home equity and second mortgage	380	556	—	266	—	—
Other	6	6	—	8	—	—
Commercial business loans	—	33	—	—	—	—
Subtotal	12,453	21,377	—	16,697	352	291
With an allowance recorded:
Mortgage loans:
One- to four-family	3,642	3,726	600	4,397	91	68
Multi-family	5,184	5,184	334	5,960	301	230
Commercial	14,631	15,297	1,763	9,052	526	420
Construction – custom and owner / builder	—	—	—	60	—	—
Construction – speculative one- to four-family	687	687	88	695	29	16
Construction – commercial	—	—	—	—	—	—
Construction – multi-family	—	—	—	—	—	—
Land	1,203	1,226	234	1,962	27	27
Consumer loans:
Home equity and second mortgage	299	299	57	352	16	12
Subtotal	25,646	26,419	3,076	22,478	990	773
Total
Mortgage loans:
One- to four-family	8,984	9,501	600	7,058	109	81
Multi-family	5,184	6,166	334	6,433	304	233
Commercial	19,510	23,302	1,763	17,833	848	687
Construction – custom and owner / builder	—	—	—	157	—	—
Construction – speculative one- to four-family	687	687	88	760	29	16
Construction – multi-family	143	608	—	293	—	—
Construction – land development	515	3,279	—	534	—	—
Land	2,391	3,359	234	5,481	36	35
Consumer loans:
Home equity and second mortgage	679	855	57	618	16	12
Other	6	6	—	8	—	—
Commercial business loans	—	33	—	—	—	—
Total	$38,099	$47,796	$3,076	$39,175	$1,342	$1,064

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. The Company had $19,088,000 in troubled debt restructured loans included in impaired loans at September 30, 2014 and had no commitments to lend additional funds on these loans.  The Company had $22,604,000 in troubled debt restructured loans included in impaired loans at September 30, 2013 and had $1,000 in commitments to lend additional funds on these loans. The allowance for loan losses allocated to troubled debt restructured loans at September 30, 2014 and 2013 was $994,000 and $2,371,000, respectively.

The following tables set forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of September 30, 2014 and 2013 (dollars in thousands):

	2014
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$2,634	$233	$2,867
Multi-family	3,317	—	3,317
Commercial	9,960	1,468	11,428
Land	594	431	1,025
Consumer loans:
Home equity and second mortgage	299	152	451
Total	$16,804	$2,284	$19,088

	2013
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,999	$198	$2,197
Multi-family	5,184	—	5,184
Commercial	10,160	1,574	11,734
Construction – speculative one- to four-family	687	—	687
Construction – land development	—	515	515
Land	244	1,564	1,808
Consumer loans:
Home equity and second mortgage	299	180	479
Total	$18,573	$4,031	$22,604

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The following tables set forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the years ended September 30, 2014, 2013 and 2012 (dollars in thousands):

2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	1	$42	$42	$42
Land (1)	1	157	157	153
Total	2	$199	$199	$195
___________________________
(1)     Modifications were a result of a reduction in the stated interest rate.

2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	2	$353	$353	$350
Commercial (2)	2	2,327	2,327	2,318
Total	4	$2,680	$2,680	$2,668
_______________________________

(1)	Modifications were a result of a combination of changes (i.e., a reduction in the stated interest rate and an extension of the maturity at an interest rate below current market).
(2)     Modifications were a result of a reduction in the stated interest rate.

2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	1	$373	$373	$372
Commercial (1)	1	2,718	2,718	2,657
Land (2)	1	249	249	233
Total	3	$3,340	$3,340	$3,262

(1)
Modifications were a result of a combination of changes (i.e., a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals).

(2)	Modification was a result of a reduction in the stated interest rate.

No troubled debt restructured loans were recorded that subsequently defaulted during the years ended September 30, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Note 5 - Mortgage Servicing Rights

Loans serviced for Freddie Mac are not included in the accompanying consolidated balance sheets.  The principal amounts of those loans at September 30, 2014, 2013 and 2012 were $327,594,000, $325,726,000 and $304,872,000, respectively.

The following is an analysis of the changes in MSRs for the years ended September 30, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Balance, beginning of year	$2,266	$2,011	$2,108
Additions	387	728	698
Amortization	(969)	(948)	(805)
Valuation allowance	—	—	(216)
Recovery of valuation allowance	—	475	226

Balance, end of year	$1,684	$2,266	$2,011

At September 30, 2014, 2013 and 2012, the estimated fair value of MSRs totaled $3,204,000, $3,129,000 and $2,011,000, respectively.  The MSRs' fair values for 2014, 2013 and 2012 were estimated using discounted cash flow analyses with average discount rates of 10.04%, 10.04% and 10.07%, respectively, and average prepayment speed factors of 164, 177 and
330, respectively.  At September 30, 2014 and 2013 there were no valuation allowances on MSRs. At September 30, 2012 there was a valuation allowance on MSRs of $475,000.

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Land	$4,085	$4,112
Buildings and improvements	17,546	17,344
Furniture and equipment	8,332	7,527
Property held for future expansion	110	110
Construction and purchases in progress	153	370
	30,226	29,463
Less accumulated depreciation	12,547	11,699

Premises and equipment, net	$17,679	$17,764

The Company leases certain premises under operating leases.  Total rental expense was $267,000, $250,000 and $248,000 for the years ended September 30, 2014, 2013, and 2012, respectively, which was included in premises and equipment expense in the accompanying consolidated statements of income.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Minimum net rental commitments under non-cancellable leases having an original or remaining term of more than one year for fiscal years ending subsequent to September 30, 2014 are as follows (dollars in thousands):

2015	$280
2016	225
2017	96
2018	96
2019	96
Thereafter	120

Total minimum payments required	$913

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 7 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2014 and 2013 (dollars in thousands):

	2014		2013
	Amount	Number	Amount	Number
Balance, beginning of year	$11,720	47	$13,302	56
Additions to OREO and other repossessed assets	6,108	29	6,375	25
Capitalized improvements	47	—	146	—
Lower of cost or estimated fair value losses	(605)	—	(2,064)	—
Disposition of OREO and other repossessed assets	(8,178)	(36)	(6,039)	(34)

Balance, end of year	$9,092	40	$11,720	47

At September 30, 2014, OREO and other repossessed assets consisted of 40 properties in Washington, with balances ranging from $6,000 to $1,203,000.  At September 30, 2013, OREO consisted of 47 properties in Washington, with balances ranging from $4,000 to $1,301,000.  The Company recorded net gains on sale of OREO and other repossessed assets of $169,000 and $264,000 for the years ended September 30, 2014 and 2013, respectively. The Company recorded net losses on sales of OREO and other repossessed assets of $373,000 for the year ended September 30, 2012. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

Note 8 - CDI

During the year ended September 30, 2005, the Company recorded a CDI of $2,201,000 in connection with the October 2004 acquisition of seven branches and related deposits.  Net unamortized CDI totaled $3,000 and $119,000 at September 30, 2014 and 2013, respectively.  Amortization expense related to the CDI for the years ended September 30, 2014, 2013 and 2012 was $116,000, $130,000 and $148,000, respectively.

Amortization expense for CDI for the year ending September 30, 2015 will be $3,000.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Note 9 - Deposits

Deposits consisted of the following at September 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Non-interest-bearing demand	$106,417	$87,657
NOW checking	160,748	156,100
Savings	95,665	91,349
Money market accounts	88,999	99,006
Certificates of deposit	163,287	174,150

Total	$615,116	$608,262

Certificates of deposit of $100,000 or greater totaled $66,663,000 and $63,958,000 at September 30, 2014 and 2013, respectively. The Company had brokered deposits totaling $3,192,000 and $1,191,000 at September 30, 2014 and 2013, respectively.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (dollars in thousands):

2015	$98,503
2016	32,746
2017	16,168
2018	6,075
2019	8,338
Thereafter	1,457

Total	$163,287

Interest expense on deposits by account type was as follows for the years ended September 30, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
NOW checking	$440	$463	$651
Savings	46	55	245
Money market accounts	246	246	334
Certificates of deposit	1,334	1,804	2,721

Total	$2,066	$2,568	$3,951

Note 10 – FHLB Advances and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 25% of the Bank’s total assets, limited by available collateral.  Borrowings are considered short-term when the original maturity is less than one year.  The Bank had $45,000,000 of long-term FHLB advances outstanding at September 30, 2014 and 2013.  The long-term borrowings at September 30, 2014 mature at various dates during the 2017 fiscal year and bear interest at rates ranging from 3.69% to 4.34%. Under the Advances, Security and Deposit Agreement entered into with the FHLB ("FHLB Advance Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for advances. A portion of the long-term advances have a putable feature and may be called by the FHLB earlier than the scheduled maturities.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The Bank also has a variable letter of credit ("VLOC") of up to $5,000,000 with the FHLB for the purpose of collateralizing Washington State public deposits at September 30, 2014. Any amounts advanced by the FHLB on the VLOC will reduce the Bank's available borrowings under the FHLB Advance Agreement.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2014 the Bank had a borrowing capacity on this line of $39,842,000. The Bank had no outstanding balance on this line at September 30, 2014 and 2013.

The Bank has a short-term $10,000,000 overnight borrowing line with Pacific Coast Banker's Bank. The borrowing line may be reduced or withdrawn at any time. As of September 30, 2014 and 2013 the Bank did not have any outstanding advances on this borrowing line.

There were no short-term borrowings during the years ended September 30, 2014, 2013 and 2012.

Note 11 - Repurchase Agreements

The Bank had no overnight repurchase agreements with customers at September 30, 2014 and 2013, or during the year ended September 30, 2014. Information concerning repurchase agreements for the year ended September 30, 2013 is summarized as follows (dollars in thousands):

Average daily balance during the period	$352
Average daily interest rate during the period	0.05%

Maximum month-end balance during the period	$787

Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2014 and 2013 (dollars in thousands):

	2014	2013
Accrued deferred compensation and profit sharing plans payable	$657	$660
Accrued interest payable on deposits and advances	298	320
Accounts payable and accrued expenses - other	1,716	1,718

Total other liabilities and accrued expenses	$2,671	$2,698

Note 13 - Federal Income Taxes

The components of the provision for federal income taxes for the years ended September 30, 2014, 2013 and 2012 were as follows (dollars in thousands):

	2014	2013	2012
Current	$2,349	$1,737	$1,627
Deferred	451	777	154

Provision	$2,800	$2,514	$1,781

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

At September 30, 2014 and 2013, the Company had income taxes receivable of $461,000 and $80,000, respectively, which are included in other assets in the accompanying consolidated balance sheets.

The components of the Company’s deferred tax assets and liabilities at September 30, 2014 and 2013 were as follows (dollars in thousands):

	2014	2013
Deferred Tax Assets
Accrued interest on loans	$—	$83
Unearned ESOP shares	202	282
Allowance for loan losses	3,669	4,018
Allowance for OREO losses	628	794
CDI	249	259
Net unrealized securities losses	128	139
OTTI credit impairment	185	198
Other	180	174
Total deferred tax assets	5,241	5,947

Deferred Tax Liabilities
FHLB stock dividends	773	840
Depreciation	141	147
Goodwill	1,281	1,153
MSRs	572	770
Prepaid expenses	134	233
Other	9	11
Total deferred tax liabilities	2,910	3,154

Net deferred tax assets	$2,331	$2,793

The provision for federal income taxes for the years ended September 30, 2014, 2013 and 2012 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

	2014	2013	2012
Expected tax provision at statutory rate	$2,941	$2,472	$2,166
BOLI income	(180)	(196)	(206)
Change in estimated utilization of net capital loss carry-forward	—	281	(208)
Dividends on ESOP	(41)	(24)	—
Other - net	80	(19)	29

Provision for federal income taxes	$2,800	$2,514	$1,781

During the year ended September 30, 2013, the Company utilized $183,000 of the capital loss carry-forward and wrote-off the remaining portion of the related deferred tax asset and valuation allowance due to the expiration of the capital loss carry-forward period. No valuation allowance for net deferred tax assets was recorded as of September 30, 2014 and 2013, as management believes that it is more likely than not that all of the net deferred tax assets will be realized based on management's expectations of future taxable income and/or because they were supported by recoverable taxes paid in prior years.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

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

ESOP

The amount of the annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt.  All dividends received by the ESOP are used to pay debt service. Dividends of $120,000 and $72,000 were used to service the debt during the years ended September 30, 2014 and 2013, respectively. There were no dividends used to service debt for the year ended September 30, 2012.  As the Plan makes each payment of principal and interest, an appropriate percentage of stock is released and allocated annually to eligible employee accounts, in accordance with applicable regulations. As of September 30, 2014, 335,187 ESOP shares had been distributed to participants.

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company.  The loan is being repaid primarily from the Bank’s contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $206,000, $237,000 and
$266,000 for the years ended September 30, 2014, 2013 and 2012, respectively. The balance of the loan at September 30, 2014 was $2,183,000.

Shares held by the ESOP as of September 30, 2014, 2013 and 2012 were classified as follows:

	2014	2013	2012
Unallocated shares	158,702	193,968	229,234
Shares released for allocation	564,111	592,468	597,641
Total ESOP shares	722,813	786,436	826,875

The approximate fair market value of the ESOP’s unallocated shares at September 30, 2014, 2013 and 2012, was $1,673,000, $1,746,000 and $1,375,000, respectively.  Compensation expense recognized under the ESOP for the years ended September 30, 2014, 2013 and 2012 was $242,000, $202,000, and $165,000, respectively.

401(k)

Eligible employees may contribute a portion of their wages to the 401(k) part of the plan up to the maximum established by the Internal Revenue Service.  Contributions by the Bank are at the discretion of the Board except for a 3% safe harbor contribution which is mandatory according to the plan document.  Bank contributions totaled $302,000, $289,000 and $283,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

Note 15 - Stock Compensation Plans

Stock Option Plans

Under the Company’s stock option plans (1999 Stock Option Plan and 2003 Stock Option Plan), the Company was able to grant options for up to 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At September 30, 2014, there were no options for common shares available for future grant under the Company's stock option plans.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Stock option activity for the years ended September 30, 2014, 2013 and 2012 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2011	137,726	$9.25
Options granted	76,000	5.04
Options forfeited	(18,100)	5.44
Outstanding September 30, 2012	195,626	7.97

Options granted	29,000	6.00
Options forfeited	(61,680)	9.69
Outstanding September 30, 2013	162,946	6.96

Options granted	135,000	9.29
Options exercised	(5,000)	4.66
Options forfeited	(71,546)	9.87
Outstanding September 30, 2014	221,400	$7.49

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms, and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends.  At the time the options were granted for the years ended September 30, 2013 and 2012, the Company was under regulatory restrictions prohibiting the payment of dividends. Since management did not know when the Company would be allowed to pay dividends, an expected dividend yield of 0% was used. The expected volatility is based on historical volatility of the Company’s stock price.  There were 76,000 options granted during the year ended September 30, 2012 with an aggregate grant date fair value of $150,000. There were 29,000  options granted during the year ended September 30, 2013 with an aggregate grant date fair value of $69,000. There were 135,000 options granted during the year ended September 30, 2014 with an aggregate grant date fair value of $349,000. The weighted average assumptions for options granted during the years ended September 30, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Expected volatility	39%	45%	45%
Expected term (in years)	5	5	5
Expected dividend yield	2.51%	—%	—%
Risk free interest rate	1.41%	0.76%	0.76%
Grant date fair value per share	$2.59	$2.37	$1.97
There were 43,800 options that vested during the year ended September 30, 2014 with a total fair value of $80,000. There were 17,300 options that vested during the year ended September 30, 2013 with a total fair value of $32,000. There were 5,000 options that vested during the year ended September 30, 2012 with a total fair value of $6,000.

At September 30, 2014 there were 177,600 unvested options with an aggregate grant date fair value of $434,000, all of which the Company assumes will vest.  The unvested options had an aggregate intrinsic value of $435,000 at September 30, 2014.  At September 30, 2013 there were 91,000 unvested options with an aggregate grant date fair value of $189,000.

There were 5,000 options exercised during the year ended September 30, 2014, with an intrinsic value of $25,000. Proceeds from the exercise of these options totaled $23,000 and the related tax benefit recognized was $8,000 There were no options exercised during the years ended September 30, 2013 and 2012.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Additional information regarding options outstanding at September 30, 2014, is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	37,700	$4.26	6.2	23,600	$4.34	5.9
5.86 - 6.00	61,700	5.92	8.0	20,200	5.90	8.0
9.00	96,000	9.00	9.1	—	n/a	n/a
10.26 - 10.59	26,000	10.34	9.3	—	n/a	n/a
	221,400	$7.49	8.3	43,800	$5.06	6.9

The aggregate intrinsic value of options outstanding at September 30, 2014 was $675,000. The aggregate intrinsic value of options outstanding at September 30, 2013 was $443,000. The aggregate intrinsic value of options outstanding at September 30, 2012 was $88,000.

Stock Grant Plan

The Company adopted the MRDP in 1998 for the benefit of employees, officers and directors of the Company.  The objective of the MRDP was to retain personnel of experience and ability in key positions by providing them with a proprietary interest in the Company.

The MRDP allowed for the issuance to participants of up to 529,000 shares of the Company’s common stock.  Awards under the MRDP were made in the form of restricted shares of common stock that are subject to restrictions on the transfer of ownership and are subject to a five-year vesting period.  Compensation expense in the amount of the fair value of the common stock at the date of the grant to the plan participants was recognized over a five-year vesting period, with 20% vesting on each of the five anniversaries from the date of the grant.  At September 30, 2014, there were no shares available for future awards under the MRDP.  There were no MRDP shares granted during the years ended September 30, 2014, 2013 or 2012.

A summary of MRDP shares vested for the years ended September 30, 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Shares vested	3,254	6,207	10,831
Aggregate vesting date fair value	$30,000	$38,000	$46,000

A summary of unvested MRDP shares as of September 30, 2014 and changes during the year ended September 30, 2014, were as follows:

	Shares	Weighted Average Grant Date Fair Value
Unvested shares, beginning of period	3,254	$7.01
Shares vested	3,254	7.01

Unvested shares, end of period	—	$—

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Expense for Stock Compensation Plans

Compensation expense recorded in the consolidated financial statements for all stock-based plans was as follows for the years ended September 30, 2014, 2013 and 2012 (dollars in thousands):

	2014	2013	2012
Stock options	$112	$49	$15
MRDP stock grants	2	39	105
Less: related tax benefit recognized	(10)	(8)	(28)
	$104	$80	$92

The compensation expense to be recognized in the future years ending September 30 for stock options that had been awarded as of September 30, 2014 is as follows (in thousands):

2015	$106
2016	106
2017	98
2018	67
2019	9
$386

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

A summary of the Company’s commitments at September 30, 2014 and 2013 is as follows (dollars in thousands):

	2014	2013
Undisbursed portion of construction loans in process (see Note 4)	$29,416	$18,527
Undisbursed lines of credit	30,678	25,187
Commitments to extend credit	18,119	16,399

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

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments.  The reserve for unfunded loan commitments totaled $192,000 and $165,000 at September 30,

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

2014 and 2013, respectively.  These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.  Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

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

In March 2013, the Bank and the Company entered into employment agreements with the Chief Executive Officer and the Chief Financial Officer. The employment agreements provide for a severance payment and other benefits if the officers are involuntarily terminated following a change in control of the Company or the Bank. The maximum value of the severance benefits under the employment agreements is 2.99 times the officer's average annual compensation during the five-year period prior to the effective date of the change in control.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the consolidated financial position of the Company.

Note 17 - Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate.  At September 30, 2014, the Company had $572,083,000 (including $29,416,000 of undisbursed construction loans in process) in loans secured by real estate, which represents 94.2% of total loans and loans held for sale.  The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, undeveloped land, and a variety of commercial real estate property types.  At September 30, 2014, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-family properties.  The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market.  The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.  The Company also had $35,845,000 in CDs held for investment at September 30, 2014.  The CDs are held with various FDIC insured institutions throughout the U.S., and each CD is below the FDIC insurance limit of $250,000.

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

Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  Under current FDIC regulations, insured state-chartered banks generally must maintain (1) a ratio of Tier 1 leverage capital to total assets of at least 4.0%, (2) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (3) a ratio of total capital to risk weighted assets of at least 8.0%.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The following table compares Timberland Bancorp’s (consolidated) and the Bank’s actual capital amounts at September 30, 2014 and 2013 to their minimum regulatory capital requirements at those dates (dollars in thousands):

	Actual		Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Tier 1 leverage capital:
Timberland Bancorp	$78,480	10.6%	$29,644	4.0%	N/A	N/A
Timberland Bank	75,734	10.2	29,629	4.0	$37,036	5.0%
Tier 1 risk adjusted capital:
Timberland Bancorp	78,480	13.7	22,943	4.0	N/A	N/A
Timberland Bank	75,734	13.2	22,939	4.0	34,409	6.0
Total risk based capital:
Timberland Bancorp	85,692	14.9	45,886	8.0	N/A	N/A
Timberland Bank	82,945	14.5	45,878	8.0	57,348	10.0

September 30, 2013
Tier 1 leverage capital:
Timberland Bancorp	$85,158	11.5%	$29,677	4.0%	N/A	N/A
Timberland Bank	82,265	11.1	29,662	4.0	$37,078	5.0%
Tier 1 risk adjusted capital:
Timberland Bancorp	85,158	15.3	22,259	4.0	N/A	N/A
Timberland Bank	82,265	14.8	22,255	4.0	33,382	6.0
Total risk based capital:
Timberland Bancorp	92,168	16.6	44,518	8.0	N/A	N/A
Timberland Bank	89,273	16.1	44,509	8.0	55,636	10.0

Restrictions on Retained Earnings

At the time of conversion of the Bank from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus.  The liquidation account is maintained for the benefit of eligible account holders who have maintained their deposit accounts in the Bank after conversion.  The liquidation account reduces annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases do not restore an eligible account holder’s interest in the liquidation account.  At September 30, 2014 management estimates the amount of the liquidation account to be $429,000.  In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any distribution may be made with respect to common stock.  The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Note 19 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30, 2014 and 2013
(dollars in thousands)

	2014	2013
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$55	$126
Interest-bearing deposits in banks	440	379
Total cash and cash equivalents	495	505

Loan receivable from ESOP	2,183	2,565
Investment in Bank	80,031	86,795
Other assets	124	40
Total assets	$82,833	$89,905

Liabilities and shareholders’ equity
Accrued expenses	$55	$217
Shareholders’ equity	82,778	89,688
Total liabilities and shareholders’ equity	$82,833	$89,905

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Condensed Statements of Income - Years Ended September 30, 2014, 2013 and 2012
(dollars in thousands)

	2014	2013	2012
Operating income
Interest on deposits in banks	$—	$1	$1
Interest on loan receivable from ESOP	206	237	266
Dividends from bank	13,190	3,300	—
Total operating income	13,396	3,538	267

Operating expenses	409	455	556

Income (loss) before income taxes and equity in undistributed income of Bank	12,987	3,083	(289)
Benefit for income taxes	(110)	(98)	(98)

Income (loss) before undistributed income of Bank	13,097	3,181	(191)

Equity in undistributed income of Bank (dividends in excess of income of Bank)	(7,247)	1,576	4,781

Net income	5,850	4,757	4,590

Preferred stock dividends	(136)	(710)	(832)
Preferred stock accretion	(70)	(283)	(240)
Discount on redemption of preferred stock	—	255	—

Net income to common shareholders	$5,644	$4,019	$3,518

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Condensed Statements of Cash Flows - Years Ended September 30, 2014, 2013 and 2012
(dollars in thousands)

	2014	2013	2012
Cash flows from operating activities
Net income	$5,850	$4,757	$4,590
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed income of Bank) dividends in excess of income of Bank	7,247	(1,576)	(4,781)
ESOP shares earned, net of tax	264	265	264
MRDP compensation expense	2	39	105
Stock option compensation expense	104	49	15
Stock option tax effect	4	—	—
Other, net	(247)	(39)	406
Net cash provided by operating activities	13,224	3,495	599

Cash flows from investing activities
Investment in Bank	(459)	(344)	(243)
Principal repayments on loan receivable from Bank	382	353	322
Net cash provided by (used in) investing activities	(77)	9	79

Cash flows from financing activities
Proceeds from issuance of common stock	23	—	—
Repurchase of preferred stock	(12,065)	(4,321)	—
Payment of dividends	(1,185)	(1,368)	(2,080)
ESOP tax effect	64	6	(65)
MRDP compensation tax effect	2	(8)	(28)
Stock option excess tax benefit	4	—	—
Net cash used in financing activities	(13,157)	(5,691)	(2,173)

Net decrease in cash and cash equivalents	(10)	(2,187)	(1,495)

Cash and cash equivalents
Beginning of year	505	2,692	4,187
End of year	$495	$505	$2,692

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Note 20 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2014, 2013 and 2012 is as follows (dollars in thousands, except per share amounts):

	2014	2013	2012
Basic net income per common share computation
Numerator - net income	$5,850	$4,757	$4,590
Preferred stock dividends	(136)	(710)	(832)
Discount on redemption of preferred stock	—	255	—
Preferred stock discount accretion	(70)	(283)	(240)
Net income to common stockholders	$5,644	$4,019	$3,518

Denominator - weighted average common shares outstanding	6,856,730	6,817,918	6,780,612

Basic net income per common share	$0.82	$0.59	$0.52

Diluted net income per common share computation
Numerator - net income	$5,850	$4,757	$4,590
Preferred stock dividends	(136)	(710)	(832)
Discount on redemption of preferred stock	—	255	—
Preferred stock discount accretion	(70)	(283)	(240)
Net income to common stockholders	$5,644	$4,019	$3,518

Denominator - weighted average common shares outstanding	6,856,730	6,817,918	6,780,612
Effect of dilutive stock options	36,614	16,555	—
Effect of dilutive stock warrant	126,332	52,522	—
Weighted average common shares outstanding- assuming dilution	7,019,676	6,886,995	6,780,612

Diluted net income per common share	$0.80	$0.58	$0.52

For the years ended September 30, 2014, 2013 and 2012, average options to purchase 131,489, 109,953 and 162,517 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

For the year ended September 30, 2012 a warrant to purchase a weighted average of 370,899 shares was outstanding but not included in the computation of diluted net income per common share because the warrant’s exercise price was greater than the average market price of the common shares and, therefore, its effect would have been anti-dilutive.

Note 21 - Fair Value Measurements

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

would be practicable to estimate a representational fair value for these types of items as of September 30, 2014 and 2013.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

Securities Available for Sale
The estimated fair value of MBS and other investments are based upon the assumptions market participants would use in pricing the security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2).

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at September 30, 2014 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for Sale Securities
MBS: U.S. government agencies	$—	$1,899	$—	$1,899
Mutual funds	958	—	—	958
Total	$958	$1,899	$—	$2,857

There were no transfers among Level 1, Level 2 and Level 3 during the year ended September 30, 2014.

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

There were no transfers among Level 1, Level 2 and Level 3 during the year ended September 30, 2013.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

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

Securities Held to Maturity: The estimated fair value of securities held to maturity are based upon the assumptions market participants would use in pricing the security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2) and unobservable inputs such as dealer quotes, discounted cash flows or similar techniques (Level 3).

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2014, and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2014 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage Loans:
One-to four-family	$—	$—	$3,655	$1,106
Multi-family	—	—	3,278	—
Commercial	—	—	5,334	463
Land	—	—	3,779	260
Consumer loans:
Home equity and second mortgage	—	—	284	47
Total impaired loans (1)	—	—	16,330	1,876
MBS – held to maturity (2):
Private label residential	—	40	—	31
OREO and other repossessed assets (3)	—	—	9,092	605
Total	$—	$40	$25,422	$2,512
_______________________

(1)	The loss represents charge-offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral net of estimated costs to sell, if applicable.

(2)	The loss represents OTTI credit-related charges on held-to-maturity MBS.

(3)
The loss represents adjustments resulting from management’s periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2014 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$16,330	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$9,092	Market approach	Lower of appraised value or listing price less selling costs	NA

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

Securities:  See descriptions above.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. During the year ended September 30, 2014, 2,061 shares of FHLB stock was redeemed from the Company at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

Loans Receivable, Net:  At September 30, 2014 the fair value of non-impaired loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers for the same remaining maturities. Prepayments are based on the historical experience of the Bank. Fair values for impaired loans are estimated using the methods described above. At September 30, 2013 the fair value of loans was estimated using a discounted cash flow analysis and comparable market statistics. A discounted cash flow analysis was used to estimate the fair value of loans graded pass. The fair value of loans graded, watch, special mention and substandard was estimated using comparable market statistics that approximated sales of similarly rated loans.

Loans Held for Sale:  The estimated fair value is based on quoted market prices obtained from Freddie Mac.

Accrued Interest:  The recorded amount of accrued interest approximates the estimated fair value.

Deposits:  The estimated fair value of deposits with no stated maturity date is deemed to be the amount payable on demand.  The estimated fair value of fixed maturity certificates of deposit is computed by discounting future cash flows using the rates currently offered by the Bank for deposits of similar remaining maturities.

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

The estimated fair values of financial instruments were as follows as of September 30, 2014 (dollars in thousands):

		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1		Level 2	Level 3
Financial Assets
Cash and cash equivalents	$72,354	$72,354	$72,354		$—	$—
CDs held for investment	35,845	35,845	35,845		—	—
Securities	8,155	9,131	958	6,676	8,173	—
FHLB stock	5,246	5,246	5,246		—	—
Loans receivable, net	564,853	563,802	—		—	563,802
Loans held for sale	899	921	921		—	—
Accrued interest receivable	1,910	1,910	1,910		—	—

Financial Liabilities
Deposits:
Non-interest bearing demand	$106,417	$106,417	$106,417		$—	$—
Interest-bearing	508,699	509,406	345,412		—	163,994
Total deposits	615,116	615,823	451,829		—	163,994
FHLB advances	45,000	47,279	—		47,279	—
Accrued interest payable	298	298	298		—	—

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

The estimated fair values of financial instruments were as follows as of September 30, 2013 (dollars in thousands):

		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$94,496	$94,496	$94,496	$—	$—
CDs held for investment	30,042	30,042	30,042	—	—
Securities	6,838	7,634	973	6,661	—
FHLB stock	5,452	5,452	5,452	—	—
Loans receivable, net	546,193	514,616	—	—	514,616
Loans held for sale	1,911	1,973	1,973	—	—
Accrued interest receivable	1,972	1,972	1,972	—	—

Financial Liabilities
Deposits:
Non-interest bearing demand	$87,657	$87,657	$87,657	$—	$—
Interest-bearing	520,605	522,021	346,455	—	175,566
Total deposits	608,262	609,678	434,112	—	175,566
FHLB advances	45,000	48,445	—	48,445	—
Accrued interest payable	320	320	320	—	—

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

Note 22 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data are presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Interest and dividend income	$7,567	$7,397	$7,412	$7,481
Interest expense	(978)	(964)	(975)	(1,022)
Net interest income	6,589	6,433	6,437	6,459

Non-interest income	2,206	2,116	2,013	2,195
Non-interest expense	(6,373)	(6,430)	(6,754)	(6,241)

Income before income taxes	2,422	2,119	1,696	2,413

Provision for federal income taxes	776	685	537	802

Net income	1,646	1,434	1,159	1,611

Preferred stock dividends	—	—	—	(136)
Preferred stock discount accretion	—	—	—	(70)

Net income to common shareholders	$1,646	$1,434	$1,159	$1,405

Net income per common share
Basic	$0.24	$0.21	$0.17	$0.20
Diluted	$0.23	$0.20	$0.16	$0.20

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2014 and 2013

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Interest and dividend income	$7,521	$7,575	$7,552	$7,589
Interest expense	(1,052)	(1,076)	(1,111)	(1,200)
Net interest income	6,469	6,499	6,441	6,389

Provision for loan losses	(165)	(1,385)	(1,175)	(200)
Non-interest income	2,397	2,372	2,778	2,715
Non-interest expense	(7,066)	(6,237)	(6,184)	(6,377)

Income before income taxes	1,635	1,249	1,860	2,527

Provision for federal income taxes	740	373	582	819

Net income	895	876	1,278	1,708

Preferred stock dividends	(151)	(151)	(207)	(201)
Preferred stock discount accretion	(47)	(47)	(126)	(63)
Discount on redemption of preferred stock	—	—	255	—

Net income to common shareholders	$697	$678	$1,200	$1,444

Net income per common share
Basic	$0.10	$0.10	$0.18	$0.21
Diluted	$0.10	$0.10	$0.17	$0.21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2014 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

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

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2014.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

(d)           Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	221,400	$7.49	—

Equity compensation plans not approved by security holders	—	—	—

Total	221,400		—

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

Table of Contents

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
101
The following materials from Timberland Bancorp, Inc.’s  Annual Report on Form 10-K for the year ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial  Statements (11)

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

TIMBERLAND BANCORP, INC.

Date: December 11, 2014	By:	/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 11, 2014
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 11, 2014
Jon C. Parker

/s/Dean J. Brydon	Chief Financial Officer	December 11, 2014
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Andrea M. Clinton	Director	December 11, 2014
Andrea M. Clinton

/s/Larry D. Goldberg	Director	December 11, 2014
Larry D. Goldberg

/s/James C. Mason	Director	December 11, 2014
James C. Mason

/s/Ronald A. Robbel	Director	December 11, 2014
Ronald A. Robbel

/s/David A. Smith	Director	December 11, 2014
David A. Smith

/s/Michael J. Stoney	Director	December 11, 2014
Michael J. Stoney

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements *

*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.