Form 10-Q
period 2014-12-31
TIMBERLAND BANCORP INC
filed 2015-02-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JANUARY 31, 2015
Common stock, $.01 par value	7,052,636

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
December 31, 2014 and September 30, 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2014	September 30, 2014
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$12,583	$11,818
Interest-bearing deposits in banks	57,772	60,536
Total cash and cash equivalents	70,355	72,354

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	37,997	35,845
Investment securities - held to maturity, at amortized cost (estimated fair value $6,208 and $6,274)	5,201	5,298
Investment securities - available for sale	1,494	2,857
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,191	5,246

Loans receivable	582,722	575,280
Loans held for sale	1,195	899
Less: Allowance for loan losses	(10,322)	(10,427)
Net loans receivable	573,595	565,752

Premises and equipment, net	17,574	17,679
Other real estate owned (“OREO”) and other repossessed assets, net	8,220	9,092
Accrued interest receivable	1,967	1,910
Bank owned life insurance (“BOLI”)	17,769	17,632
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	—	3
Mortgage servicing rights (“MSRs”)	1,549	1,684
Other assets	3,355	4,563
Total assets	$749,917	$745,565

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$105,941	$106,417
Interest-bearing	512,045	508,699
Total deposits	617,986	615,116

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	2,664	2,671
Total liabilities	665,650	662,787
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2014 and September 30, 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	December 31, 2014	September 30, 2014
Shareholders’ equity
Common stock, $.01 par value; 50,000,000 shares authorized; 7,052,636 shares issued and outstanding - December 31, 2014 7,047,336 shares issued and outstanding - September 30, 2014	$10,846	$10,773
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,124)	(1,190)
Retained earnings	74,909	73,534
Accumulated other comprehensive loss	(364)	(339)
Total shareholders’ equity	84,267	82,778
Total liabilities and shareholders’ equity	$749,917	$745,565
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2014 and 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Interest and dividend income

Loans receivable	$7,509	$7,318
Investment securities	65	61
Dividends from mutual funds and FHLB stock	7	8
Interest-bearing deposits in banks	105	94
Total interest and dividend income	7,686	7,481

Interest expense

Deposits	509	551
FHLB advances	474	471
Total interest expense	983	1,022

Net interest income	6,703	6,459

Provision for loan losses	—	—

Net interest income after provision for loan losses	6,703	6,459

Non-interest income

Other than temporary impairment “OTTI” on investment securities	—	(3)
Adjustment for portion of OTTI recorded as other comprehensive income (loss) before taxes	—	1
Net OTTI on investment securities	—	(2)

Gain on sale of investment securities available for sale, net	45	—
Service charges on deposits	885	992
ATM and debit card interchange transaction fees	630	585
BOLI net earnings	136	115
Gain on sales of loans, net	236	302
Escrow fees	43	35
Fee income from non-deposit investment sales	2	28
Other	146	140
Total non-interest income, net	2,123	2,195

 See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2014 and 2013
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Non-interest expense
Salaries and employee benefits	$3,396	$3,380
Premises and equipment	725	693
Advertising	188	178
OREO and other repossessed assets, net	76	159
ATM and debit card interchange transaction fees	338	226
Postage and courier	104	96
Amortization of CDI	3	29
State and local taxes	118	117
Professional fees	176	183
Federal Deposit Insurance Corporation ("FDIC") insurance	160	162
Other insurance	37	39
Loan administration and foreclosure	43	109
Data processing and telecommunications	379	330
Deposit operations	175	179
Other	356	361
Total non-interest expense	6,274	6,241

Income before federal income taxes	2,552	2,413

Provision for federal income taxes	825	802
Net income	1,727	1,611

Preferred stock dividends	—	(136)
Preferred stock discount accretion	—	(70)

Net income to common shareholders	$1,727	$1,405

Net income per common share
Basic	$0.25	$0.20
Diluted	$0.24	$0.20

Weighted average common shares outstanding
Basic	6,891,952	6,853,683
Diluted	7,063,540	6,978,385

Dividends paid per common share	$0.05	$0.03

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2014 and 2013
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2014	2013

Net income	$1,727	$1,611
Other comprehensive income (loss), net of taxes:
Unrealized holding gain (loss) on investment securities available for sale, net of tax	(33)	2
Change in OTTI on investment securities held to maturity, net of tax:
Additional amount recovered related to credit loss for which OTTI was previously recognized	—	(1)
Accretion of OTTI on investment securities held to maturity, net of tax	8	12

Total other comprehensive income (loss), net of tax	(25)	13

Total comprehensive income	$1,702	$1,624

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2014 and the year ended September 30, 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2013	12,065	7,045,036	$11,936	$10,570	$(1,454)	$68,998	$(362)	$89,688

Net income	—	—	—	—	—	5,850	—	5,850
Accretion of preferred stock discount	—	—	70	—	—	(70)	—	—
Redemption of preferred stock	(12,065)	—	(12,006)	—	—	(59)	—	(12,065)
Exercise of stock options	—	5,000	—	23	—	—	—	23
Forfeiture of MRDP (1) shares	—	(2,700)	—	—	—	—	—	—
5% preferred stock dividends	—	—	—	—	—	(58)	—	(58)
Common stock dividends ($0.16 per common share)	—	—	—	—	—	(1,127)	—	(1,127)
Earned ESOP shares, net of tax	—	—	—	64	264	—	—	328
MRDP compensation expense, net of tax	—	—	—	4	—	—	—	4
Stock option compensation expense	—	—	—	112	—	—	—	112
Unrealized holding loss on investment securities available for sale, net of tax	—	—	—	—	—	—	(63)	(63)
Change in OTTI on investment securities held to maturity, net of tax	—	—	—	—	—	—	34	34
Accretion of OTTI on investment securities held to maturity, net of tax	—	—	—	—	—	—	52	52

Balance, September 30, 2014	—	7,047,336	—	10,773	(1,190)	73,534	(339)	82,778

Net income	—	—	—	—	—	1,727	—	1,727
Exercise of stock options	—	5,300	—	25	—	—	—	25
Common stock dividends ($0.05 per common share)	—	—	—	—	—	(352)	—	(352)
Earned ESOP shares, net of tax	—	—	—	18	66	—	—	84
Stock option compensation expense	—	—	—	30	—	—	—	30
Unrealized holding loss on investment securities available for sale, net of tax	—	—	—	—	—	—	(33)	(33)
Accretion of OTTI on investment securities held to maturity, net of tax	—	—	—	—	—	—	8	8

Balance, December 31, 2014	—	7,052,636	$—	$10,846	$(1,124)	$74,909	$(364)	$84,267
__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from operating activities
Net income	$1,727	$1,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	331	279
Amortization of CDI	3	29
Earned ESOP shares	66	66
MRDP compensation expense	—	2
Stock option compensation expense	28	22
Stock option tax effect less excess tax benefit	1	—
Gain on sales of OREO and other repossessed assets, net	(33)	(73)
Provision for OREO losses	44	100
BOLI net earnings	(136)	(115)
Gain on sales of loans, net	(236)	(302)
Increase in deferred loan origination fees	94	58
Net OTTI on investment securities	—	2
Gain on sale of investment securities available for sale, net	(45)	—
Amortization of MSRs	27	29
Loans originated for sale	(8,224)	(9,043)
Proceeds from sales of loans	8,164	10,262
Net change in accrued interest and other assets	1,256	256
Net change in accrued expenses and other liabilities	(7)	(336)
Net cash provided by operating activities	3,060	2,847

Cash flows from investing activities
Net increase in CDs held for investment	(2,152)	(2,386)
Proceeds from sale of investment securities available for sale	1,220	—
Proceeds from maturities and prepayments of investment securities available for sale	138	175
Proceeds from maturities and prepayments of investment securities held to maturity	124	142
Redemption of FHLB stock	55	51
Increase in loans receivable, net	(7,715)	(11,694)
Additions to premises and equipment	(226)	(429)
Proceeds from sales of OREO and other repossessed assets	935	2,129
Net cash used in investing activities	(7,621)	(12,012)

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2014 and 2013
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2014	2013
Cash flows from financing activities
Increase (decrease) in deposits, net	$2,870	$(6,779)
ESOP tax effect	18	9
Proceeds from exercise of stock options	24	11
Stock option excess tax benefit	1	—
Issuance of common stock	1	—
Redemption of preferred stock	—	(12,065)
Dividends paid	(352)	(269)
Net cash provided by (used in) financing activities	2,562	(19,093)

Net decrease in cash and cash equivalents	(1,999)	(28,258)
Cash and cash equivalents
Beginning of period	72,354	94,496
End of period	$70,355	$66,238

Supplemental disclosure of cash flow information
Income taxes paid	$450	$500
Interest paid	968	1,028

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$74	$2,919
Other comprehensive income (loss) related to investment securities	(25)	13

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 (“2014 Form 10-K”).  The unaudited condensed consolidated results of operations for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2015.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2014 presentation with no change to net income or total shareholders’ equity previously reported.

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

(3) INVESTMENT SECURITIES
Held to maturity and available for sale investment securities have been classified according to management’s intent and are as follows as of December 31, 2014 and September 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2014
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$956	$26	$(1)	$981
Private label residential	1,229	978	(8)	2,199
U.S. agency securities	3,016	12	—	3,028
Total	$5,201	$1,016	$(9)	$6,208

Available for sale
MBS:
U.S. government agencies	$489	$40	$(1)	$528
Mutual funds	1,000	—	(34)	966
Total	$1,489	$40	$(35)	$1,494

September 30, 2014
Held to maturity
MBS:
U.S. government agencies	$1,002	$32	$(2)	$1,032
Private label residential	1,280	965	(7)	2,238
U.S. agency securities	3,016	1	(13)	3,004
Total	$5,298	$998	$(22)	$6,274

Available for sale
MBS:
U.S. government agencies	$1,801	$100	$(2)	$1,899
Mutual funds	1,000	—	(42)	958
Total	$2,801	$100	$(44)	$2,857

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of December 31, 2014 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$—	$—	—	$73	$(1)	8	$73	$(1)
Private label residential	1	—	1	151	(8)	11	152	(8)
Total	$1	$—	1	$224	$(9)	19	$225	$(9)

Available for sale
MBS:
U.S. government agencies	$7	$—	2	$57	$(1)	2	$64	$(1)
Mutual funds	—	—	—	966	(34)	1	966	(34)
Total	$7	$—	2	$1,023	$(35)	3	$1,030	$(35)

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of September 30, 2014 (dollars in thousands):

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

The Company has evaluated these securities and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of December 31, 2014, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of December 31, 2014 and September 30, 2014:

	Range		Weighted
	Minimum	Maximum	Average
December 31, 2014
Constant prepayment rate	6.00%	15.00%	9.87%
Collateral default rate	0.01%	16.97%	5.96%
Loss severity rate	0.15%	60.00%	35.81%

September 30, 2014
Constant prepayment rate	6.00%	15.00%	10.59%
Collateral default rate	0.01%	22.34%	7.41%
Loss severity rate	0.16%	75.17%	45.81%

The following tables present the OTTI for the three months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$—	$—	$(3)	$—
Adjustment for portion recorded as other comprehensive income (loss) before taxes (1)	—	—	1	—
Net OTTI recognized in earnings (2)	$—	$—	$(2)	$—

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents net recoveries (OTTI) related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income (loss) for the three months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,
	2014	2013
Beginning balance of credit loss	$1,654	$2,084
Additions:
Credit losses for which OTTI was not previously recognized	—	2
Subtractions:
Realized losses previously recorded as credit losses	(17)	(40)
Ending balance of credit loss	$1,637	$2,046

There was a $45,000 gain on sale of investment securities available for sale for the three months ended December 31, 2014. There was no realized loss on sale of securities for the three months ended December 31, 2013. During the three months ended December 31, 2014, the Company recorded a net $17,000 realized loss (as a result of the securities being deemed worthless) on 11 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended December 31, 2013, the Company recorded a $40,000 realized loss (as a result of the securities being deemed worthless) on 14 held to maturity residential MBS and six available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $4.63 million and $6.22 million at December 31, 2014 and September 30, 2014, respectively.

The contractual maturities of debt securities at December 31, 2014 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year to five years	3,020	3,032	21	17
Due after five to ten years	26	26	—	—
Due after ten years	2,155	3,150	468	511
Total	$5,201	$6,208	$489	$528

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

The results of the Company's step one test indicated that the the reporting unit's fair value was more than its recorded value and, therefore, step two of the analysis was not necessary.

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

As of December 31, 2014, management believed that there had been no events or changes in the circumstances since May 31, 2014 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at December 31, 2014 and September 30, 2014
(dollars in thousands):

	December 31, 2014		September 30, 2014
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$103,021	16.7%	$98,534	16.2%
Multi-family	45,423	7.4	46,206	7.6
Commercial	295,113	48.0	294,354	48.5
Construction and land development	69,235	11.3	68,479	11.3
Land	28,633	4.7	29,589	4.9
Total mortgage loans	541,425	88.1	537,162	88.5

Consumer loans:
Home equity and second mortgage	35,754	5.8	34,921	5.7
Other	4,453	0.7	4,699	0.8
Total consumer loans	40,207	6.5	39,620	6.5

Commercial business loans	32,957	5.4	30,559	5.0

Total loans receivable	614,589	100.0%	607,341	100.0%
Less:
Undisbursed portion of construction loans in process	(28,832)		(29,416)
Deferred loan origination fees	(1,840)		(1,746)
Allowance for loan losses	(10,322)		(10,427)

Total loans receivable, net	$573,595		$565,752
________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at December 31, 2014 and September 30, 2014 (dollars in thousands):

	December 31, 2014		September 30, 2014
	Amount	Percent	Amount	Percent
Custom and owner/builder	$62,548	90.3%	$59,752	87.3%
Speculative one- to four-family	2,287	3.3	2,577	3.8
Commercial real estate	1,560	2.3	3,310	4.8
Multi-family (including condominiums)	2,840	4.1	2,840	4.1
Total construction and land development loans	$69,235	100.0%	$68,479	100.0%

Allowance for Loan Losses
The following tables set forth information for the three months ended December 31, 2014 and 2013 regarding activity in the allowance for loan losses (in thousands):

	Three Months Ended December 31, 2014
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,650	$(47)	$118	$19	$1,504
Multi-family	387	(19)	—	—	368
Commercial	4,836	(1,190)	—	—	3,646
Construction – custom and owner/builder	450	10	—	—	460
Construction – speculative one- to four-family	52	(2)	—	—	50
Construction – commercial	78	(50)	—	—	28
Construction – multi-family	25	50	—	—	75
Land	1,434	1,379	4	8	2,817
Consumer loans:
Home equity and second mortgage	879	(67)	11	—	801
Other	176	(17)	1	1	159
Commercial business loans	460	(47)	—	1	414
Total	$10,427	$—	$134	$29	$10,322

	Three Months Ended December 31, 2013
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,449	$214	$350	$8	$1,321
Multi-family	749	(198)	—	—	551
Commercial	5,275	130	295	3	5,113
Construction – custom and owner/builder	262	70	—	—	332
Construction – speculative one- to four-family	96	22	—	—	118
Construction – commercial	56	24	—	—	80
Construction – land development	—	(69)	—	69	—
Land	1,940	(282)	93	300	1,865
Consumer loans:
Home equity and second mortgage	782	55	28	—	809
Other	200	8	—	—	208
Commercial business loans	327	26	14	9	348
Total	$11,136	$—	$780	$389	$10,745

The following tables present information on the loans evaluated individually for impairment and collectively evaluated for impairment in the allowance for loan losses at December 31, 2014 and September 30, 2014 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2014
Mortgage loans:
One- to four-family	$603	$901	$1,504	$6,920	$96,101	$103,021
Multi-family	27	341	368	3,306	42,117	45,423
Commercial	77	3,569	3,646	12,527	282,586	295,113
Construction – custom and owner/builder	—	460	460	157	36,887	37,044
Construction – speculative one- to four-family	—	50	50	—	1,191	1,191
Construction – commercial	—	28	28	—	1,042	1,042
Construction – multi-family	—	75	75	—	1,126	1,126
Land	1,724	1,093	2,817	5,107	23,526	28,633
Consumer loans:
Home equity and second mortgage	158	643	801	862	34,892	35,754
Other	—	159	159	—	4,453	4,453
Commercial business loans	—	414	414	—	32,957	32,957
Total	$2,589	$7,733	$10,322	$28,879	$556,878	$585,757

September 30, 2014
Mortgage loans:
One- to four-family	$709	$941	$1,650	$7,011	$91,523	$98,534
Multi-family	39	348	387	3,317	42,889	46,206
Commercial	797	4,039	4,836	17,188	277,166	294,354
Construction – custom and owner/builder	—	450	450	—	34,553	34,553
Construction – speculative one- to four-family	—	52	52	—	1,204	1,204
Construction – commercial	—	78	78	—	2,887	2,887
Construction – multi-family	—	25	25	—	419	419
Land	300	1,134	1,434	5,158	24,431	29,589
Consumer loans:
Home equity and second mortgage	162	717	879	797	34,124	34,921
Other	—	176	176	3	4,696	4,699
Commercial business loans	—	460	460	—	30,559	30,559
Total	$2,007	$8,420	$10,427	$33,474	$544,451	$577,925

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators by portfolio segment at December 31, 2014 and September 30, 2014 (in thousands):

	Loan Grades
December 31, 2014	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$94,450	$2,074	$1,041	$5,456	$103,021
Multi-family	36,589	1,690	6,384	760	45,423
Commercial	272,745	5,791	9,822	6,755	295,113
Construction – custom and owner/builder	36,888	—	—	156	37,044
Construction – speculative one- to four-family	1,191	—	—	—	1,191
Construction – commercial	1,042	—	—	—	1,042
Construction – multi-family	1,126	—	—	—	1,126
Land	20,201	112	3,565	4,755	28,633
Consumer loans:
Home equity and second mortgage	34,037	672	24	1,021	35,754
Other	4,410	38	—	5	4,453
Commercial business loans	32,761	107	89	—	32,957
Total	$535,440	$10,484	$20,925	$18,908	$585,757
September 30, 2014
Mortgage loans:
One- to four-family	$90,340	$1,749	$1,045	$5,400	$98,534
Multi-family	37,336	1,697	6,410	763	46,206
Commercial	266,467	5,819	15,946	6,122	294,354
Construction – custom and owner/builder	34,553	—	—	—	34,553
Construction – speculative one- to four-family	1,204	—	—	—	1,204
Construction – commercial	2,887	—	—	—	2,887
Construction – multi-family	419	—	—	—	419
Land	21,084	114	3,586	4,805	29,589
Consumer loans:
Home equity and second mortgage	33,207	724	27	963	34,921
Other	4,657	39	—	3	4,699
Commercial business loans	30,355	112	92	—	30,559
Total	$522,509	$10,254	$27,106	$18,056	$577,925

The following tables present an age analysis of past due status of loans by portfolio segment at December 31, 2014 and September 30, 2014 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2014
Mortgage loans:
One- to four-family	$440	$—	$4,296	$—	$4,736	$98,285	$103,021
Multi-family	—	760	—	—	760	44,663	45,423
Commercial	—	692	1,439	—	2,131	292,982	295,113
Construction – custom and owner/builder	—	—	156	—	156	36,888	37,044
Construction – speculative one- to four- family	—	—	—	—	—	1,191	1,191
Construction – commercial	—	—	—	—	—	1,042	1,042
Construction – multi-family	—	—	—	—	—	1,126	1,126
Land	14	—	4,357	—	4,371	24,262	28,633
Consumer loans:
Home equity and second mortgage	49	—	564	—	613	35,141	35,754
Other	38	—	—	—	38	4,415	4,453
Commercial business loans	—	19	—	—	19	32,938	32,957
Total	$541	$1,471	$10,812	$—	$12,824	$572,933	$585,757

September 30, 2014
Mortgage loans:
One- to four-family	$—	$577	$4,376	$—	$4,953	$93,581	$98,534
Multi-family	—	—	—	—	—	46,206	46,206
Commercial	—	695	1,468	812	2,975	291,379	294,354
Construction – custom and owner/ builder	—	156	—	—	156	34,397	34,553
Construction – speculative one- to four- family	—	—	—	—	—	1,204	1,204
Construction – commercial	—	—	—	—	—	2,887	2,887
Construction – multi-family	—	—	—	—	—	419	419
Land	357	27	4,564	—	4,948	24,641	29,589
Consumer loans:
Home equity and second mortgage	62	44	498	—	604	34,317	34,921
Other	42	—	3	—	45	4,654	4,699
Commercial business loans	21	—	—	—	21	30,538	30,559
Total	$482	$1,499	$10,909	$812	$13,702	$564,223	$577,925

Impaired Loans
A loan is considered impaired when it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement.  Impaired loans are measured based on the estimated fair value of the collateral less the estimated cost to sell if the loan is considered collateral dependent.  Impaired loans that are not considered to be collateral dependent are measured based on the present value of expected future cash flows.

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

The following is a summary of information related to impaired loans by portfolio segment as of December 31, 2014 and for the three months then ended (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$2,753	$3,507	$—	$3,245	$6	$6
Multi-family	—	857	—	—	—	—
Commercial	10,973	12,034	—	9,078	152	126
Construction – custom and owner/ builder	157	157	—	31	—	—
Construction – multi-family	—		—	29	—	—
Construction – land development	—		—	38	—	—
Land	1,028	1,585	—	1,012	9	7
Consumer loans:
Home equity and second mortgage	419	653	—	283	—	—
Other	—		—	6	—	—
Commercial business loans	—	9	—	22	—	—
Subtotal	15,330	18,802	—	13,744	167	139

With an allowance recorded:
Mortgage loans:
One- to four-family	4,167	4,168	603	4,245	38	29
Multi-family	3,306	3,306	27	3,781	44	33
Commercial	1,554	1,554	77	7,468	31	24
Construction – speculative one- to four-family	—	—	—	137
Land	4,079	4,079	1,724	4,356	7	6
Consumer loans:
Home equity and second mortgage	443	443	158	433	4	4
Subtotal	13,549	13,550	2,589	20,420	124	96

Total
Mortgage loans:
One- to four-family	$6,920	$7,675	$603	$7,490	$44	$35
Multi-family	3,306	4,163	27	3,781	44	33
Commercial	12,527	13,588	77	16,546	183	150
Construction – custom and owner/ builder	157	157	—	31	—	—
Construction – speculative one- to four-family	—	—	—	137	—	—
Construction – multi-family	—	—	—	29	—	—
Construction – land development	—	—	—	38	—	—
Land	5,107	5,664	1,724	5,368	16	13
Consumer loans:
Home equity and second mortgage	862	1,096	158	716	4	4
Other	—	—	—	6	—	—
Commercial business loans	—	9	—	22	—	—
Total	$28,879	$32,352	$2,589	$34,164	$291	$235
________________________________________________

(1)	For the three months ended December 31, 2014

The following is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2014 (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$2,647	$3,301	$—	$3,763	$—	$—
Multi-family	—	857	—	—	—	—
Commercial	11,057	14,184	—	7,859	414	325
Construction – multi-family	—	—	—	57	—	—
Construction – land development	—	—	—	141	—	—
Land	1,079	1,674	—	1,044	12	10
Consumer loans:
Home equity and second mortgage	351	574	—	276	—	—
Other	3	3	—	7	—	—
Commercial business loans	—	10	—	22	—	—
Subtotal	15,137	20,603	—	13,169	426	335

With an allowance recorded:
Mortgage loans:
One- to four-family	4,364	4,364	709	4,140	146	110
Multi-family	3,317	3,317	39	4,157	220	165
Commercial	6,131	6,131	797	10,083	541	423
Construction – speculative one- to four-family	—		—	275	11	7
Land	4,079	4,079	300	3,780	18	16
Consumer loans:
Home equity and second mortgage	446	446	162	404	16	12
Subtotal	18,337	18,337	2,007	22,839	952	733
Total
Mortgage loans:
One- to four-family	7,011	7,665	709	7,903	146	110
Multi-family	3,317	4,174	39	4,157	220	165
Commercial	17,188	20,315	797	17,942	955	748
Construction – speculative one- to four-family	—	—	—	275	11	7
Construction – multi-family	—	—	—	57	—	—
Construction – land development	—	—	—	141	—	—
Land	5,158	5,753	300	4,824	30	26
Consumer loans:
Home equity and second mortgage	797	1,020	162	680	16	12
Other	3	3	—	7	—	—
Commercial business loans	—	10	—	22	—	—
Total	$33,474	$38,940	$2,007	$36,008	$1,378	$1,068
______________________________________________
(1) For the year ended September 30, 2014

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2014 and September 30, 2014 (dollars in thousands):

	December 31, 2014	September 30, 2014
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$4,296	$4,376
Commercial	1,439	1,468
Construction – custom and owner/builder	156	—
Land	4,357	4,564
Consumer loans:
Home equity and second mortgage	564	498
Other	—	3
Total loans accounted for on a non-accrual basis	10,812	10,909

Accruing loans which are contractually past due 90 days or more	—	812

Total of non-accrual and 90 days past due loans	10,812	11,721

Non-accrual investment securities	1,057	1,101

OREO and other repossessed assets, net	8,220	9,092
Total non-performing assets (1)	$20,089	$21,914

Troubled debt restructured loans on accrual status (2)	$12,337	$16,804

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	1.85%	2.03%

Non-accrual and 90 days or more past due loans as a percentage of total assets	1.44%	1.57%

Non-performing assets as a percentage of total assets	2.68%	2.94%

Loans receivable (3)	$583,917	$576,179

Total assets	$749,917	$745,565
___________________________________
(1) Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $2.0 million and $2.3 million reported as non-accrual loans at December 31, 2014 and September 30, 2014, respectively.
(3)  Includes loans held for sale and before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $14.37 million in troubled debt restructured loans included in impaired loans at December 31, 2014 and had no commitments to lend additional funds on these loans.  The Company had $19.09 million in troubled debt restructured loans included in impaired loans at September 30, 2014 and had no commitments to lend additional funds on these loans. The allowance for loan losses allocated to troubled debt restructured loans at December 31, 2014 and September 30, 2014 was $210,000 and $994,000, respectively.

The following table sets forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of December 31, 2014 and September 30, 2014
(in thousands):

	December 31, 2014
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$2,624	$171	$2,795
Multi-family	3,306	—	3,306
Commercial	5,359	1,439	6,798
Land	750	272	1,022
Consumer loans:
Home equity and second mortgage	298	152	450
Total	$12,337	$2,034	$14,371

	September 30, 2014
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$2,634	$233	$2,867
Multi-family	3,317	—	3,317
Commercial	9,960	1,468	11,428
Land	594	431	1,025
Consumer loans:
Home equity and second mortgage	299	152	451
Total	$16,804	$2,284	$19,088

There were no new troubled debt restructured loans during the three months ended December 31, 2014. The following table sets forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the the year ended September 30, 2014 (dollars in thousands):

September 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	1	$42	$42	$42
Commercial (1)	1	157	157	153
Total	2	$199	$199	$195
___________________________

(1)	Modifications were a result of a reduction in the stated interest rate.

(6) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  The dividend and related accretion for the amount of the Company's Series A Preferred Stock outstanding for the respective period was deducted from net income and the discount on the redemption of Series A Preferred Stock was added to net income in computing net income to common shareholders.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At December 31, 2014 and 2013, there were 156,020 and 191,916 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2014 and 2013 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2014	2013
	(In thousands, except for per share data)
Basic net income per common share computation
Numerator – net income	$1,727	$1,611
Preferred stock dividends	—	(136)
Preferred stock discount accretion	—	(70)
Net income to common shareholders	$1,727	$1,405

Denominator – weighted average common shares outstanding	6,891,952	6,853,683

Basic net income per common share	$0.25	$0.20

Diluted net income per common share computation
Numerator – net income	$1,727	$1,611
Preferred stock dividends	—	(136)
Preferred stock discount accretion	—	(70)
Net income to common shareholders	$1,727	$1,405

Denominator – weighted average common shares outstanding	6,891,952	6,853,683
Effect of dilutive stock options (1)	36,819	29,596
Effect of dilutive stock warrant	134,769	95,106
Weighted average common shares and common stock equivalents	7,063,540	6,978,385

Diluted net income per common share	$0.24	$0.20

____________________________________________
(1) For the three months ended December 31, 2014 and 2013, average options to purchase 122,000 and 125,198 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(7) STOCK PLANS AND STOCK BASED COMPENSATION
Stock Option Plans
Under the Company’s stock option plans (the 1999 Stock Option Plan and the 2003 Stock Option Plan), the Company was able to grant options for up to a combined total of 1,622,500 shares of common stock to employees, officers and directors.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At December 31, 2014, there were no options for shares available for future grant under the 2003 Stock Option Plan or the 1999 Stock Option Plan.

Activity under the plans for the three months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended December 31, 2014		Three Months Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	221,400	$7.49	162,946	$6.96
Exercised	(5,300)	4.62	(2,600)	4.59
Granted	—	—	106,000	9.00
Forfeited	(200)	4.55	—	—
Options outstanding, end of period	215,900	$7.57	266,346	$7.10

Options exercisable, end of period	69,500	$6.18	83,946	$8.09

The aggregate intrinsic value of options outstanding at December 31, 2014 was $655,000.

At December 31, 2014, there were 146,400 unvested options with an aggregate grant date fair value of $363,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2014 was $348,000.  There were 37,700 options with an aggregate grant date fair value of $86,000 that vested during the three months ended December 31, 2014.

At December 31, 2013, there were 182,400 unvested options with an aggregate grant date fair value of $429,000. There were 14,600 options with an aggregate grant date fair value of $26,000 that vested during the three months ended December 31, 2013.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were no options granted during the three months ended December 31, 2014. There were 106,000 options granted during the three months ended December 31, 2013 with an aggregate grant date fair value of $267,000.

The weighted average assumptions used for options granted during the three months ended December 31, 2013 were:

2013
Expected volatility	39%
Expected term (in years)	5
Expected dividend yield	2.56%
Risk free interest rate	1.35%
Grant date fair value per share	$2.52

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

No MRDP shares were granted during the three months ended December 31, 2014 or 2013.  At December 31, 2014, no shares were available for future awards under the MRDP.

At December 31, 2014, there were no unvested MRDP shares. There were no MRDP shares that vested during the three months ended December 31, 2014.

At December 31, 2013, there were no unvested MRDP shares. There were 3,254 MRDP shares that vested during the three months ended December 31, 2013 with an aggregated grant date fair value of $23,000. At December 31, 2013, no shares were available for future awards under the MRDP.

Expense for Stock Compensation Plans
Compensation expense during the three months ended December 31, 2014 and 2013 for all stock-based plans were as follows:

	Three Months Ended December 31,
	2014		2013
	(in thousands)
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense	$28	$—	$22	$2
Related tax benefit recognized	$2	$—	$—	$—

As of December 31, 2014, the compensation expense yet to be recognized for stock options that have been awarded but not vested for the years ending September 30 is as follows (in thousands):

Stock Options
Remainder of 2015	$79
2016	106
2017	98
2018	67
2019	9
Total	$359

(8) FAIR VALUE MEASUREMENTS
GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2014 and September 30, 2014.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

Investment Securities Available for Sale
The estimated fair value of MBS and other investments are based upon the assumptions market participants would use in pricing the security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2).

Mutual Funds
The estimated fair value of mutual funds are based upon quoted market price assumptions (Level 1).

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at
December 31, 2014 (in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS:
U.S. government agencies	$—	$528	$—	$528
Mutual funds	966	—	—	966
Total	$966	$528	$—	$1,494

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2014.

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at September 30, 2014 (in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
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

Investment Securities: The estimated fair value of investment securities are based upon the assumptions market participants would use in pricing the security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2) and unobservable inputs such as dealer quotes, discounted cash flows or similar techniques (Level 3).

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2014, and the total losses resulting from these estimated fair value adjustments for the three months ended December 31, 2014 (in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage loans:
One-to four-family	$—	$—	$3,564	$118
Multi-family	—	—	3,279	—
Commercial	—	—	1,477	—
Land	—	—	2,355	4
Consumer loans:
Home equity and second mortgage	—	—	285	11
Total impaired loans (1)	—	—	10,960	133
Investment securities – held to maturity (2):
MBS - private label residential	—	16	—	—
OREO and other repossessed assets (3)	—	—	8,220	44
Total	$—	$16	$19,180	$177
_______________________

(1)	The loss represents charge-offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral, net of estimated costs to sell, if applicable.

(2)	The loss represents OTTI credit-related charges on held to maturity MBS.

(3)
The loss represents adjustments resulting from management’s periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a non-recurring basis at September 30, 2014, and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2014 (in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage loans:
One-to four-family	$—	$—	$3,655	$1,106
Multi-family	—	—	3,278	—
Commercial	—	—	5,334	463
Land	—	—	3,779	260
Consumer loans:
Home equity and second mortgage	—	—	284	47
Total impaired loans (1)	—	—	16,330	1,876
Investment securities – held to maturity (2):
MBS - private label residential	—	40	—	31
OREO and other repossessed assets (3)	—	—	9,092	605
Total	$—	$40	$25,422	$2,512
_______________________

(1)
The loss represents charge-offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral, net of estimated costs to sell, if applicable. Fair value is the recorded investment less the related allowance.

(2)	The loss represents OTTI credit-related charges on held to maturity MBS.

(3)
The loss represents adjustments resulting from management’s periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2014 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$10,960	Market approach	Appraised value of underlying collateral less selling costs	NA

OREO and other repossessed assets	$8,220	Market approach	Lower of appraised value or listing price less selling costs	NA

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

Investment securities: See descriptions above.

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.  During the three months ended December 31, 2014, 545 shares of FHLB stock were redeemed from the Company at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

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

The estimated fair values of financial instruments were as follows as of December 31, 2014 and September 30, 2014 (in thousands):

	December 31, 2014
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$70,355	$70,355	$70,355	$—	$—
CDs held for investment	37,997	37,997	37,997	—	—
Investment Securities	6,695	7,702	966	6,736	—
FHLB stock	5,191	5,191	5,191	—	—
Loans receivable, net	572,400	579,626	—	—	579,626
Loans held for sale	1,195	1,230	1,230	—	—
Accrued interest receivable	1,967	1,967	1,967	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	$105,941	$105,941	$105,941	$—	$—
Interest-bearing	512,045	512,672	349,150	—	163,522
Total deposits	617,986	618,613	455,091	—	163,522
FHLB advances	45,000	47,214	—	47,214	—
Accrued interest payable	313	313	313	—	—

	September 30, 2014
		Fair Value Measurements Using:
	Recorded Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$72,354	$72,354	$72,354	$—	$—
CDs held for investment	35,845	35,845	35,845	—	—
Investment securities	8,155	9,131	958	8,173	—
FHLB stock	5,246	5,246	5,246	—	—
Loans receivable, net	564,853	571,411	—	—	571,411
Loans held for sale	899	921	921	—	—
Accrued interest receivable	1,910	1,910	1,910	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	$106,417	$106,417	$106,417	$—	$—
Interest-bearing	508,699	509,406	345,412	—	163,994
Total deposits	615,116	615,823	451,829	—	163,994
FHLB advances	45,000	47,279	—	47,279	—
Accrued interest payable	298	298	298	—	—

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors. The guidance clarifies when an in-substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of the residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized. ASU No. 2014-04 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The guidance can be adopted using a modified retrospective transition method or a prospective transition method. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This guidance implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU No. 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU No. 2014-09 is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. The adoption of ASU No. 2014-09 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, which changes the accounting for repurchase-to-maturity transactions and repurchase financing arrangements. It also requires additional disclosures about repurchase agreements and other similar transactions. The ASU aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. This ASU is effective for the first interim or annual period beginning after December 15, 2014. The adoption of ASU No. 2014-11 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The ASU addresses the classification of foreclosed loans that are either fully or partially guaranteed under government programs. ASU No. 2014-14 clarifies that upon foreclosure of fully or partially guaranteed loans which are guaranteed under government programs and meet certain conditions, the creditor will be required to reclassify the previously existing mortgage loan to a separate other receivable from the guarantor, measured at the amount of the loan balance (principal and interest) that it expects to collect from the guarantor. ASU No. 2014-14 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 for public organizations. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company's condensed consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminates the need to separately classify, present and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-01 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

The following analysis discusses the material changes in the condensed consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2014.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our future operations.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing assets in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute an informal or formal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements and restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules, including as a result of Basel III; the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risk associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates;  increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks detailed in our reports filed with the Securities and Exchange Commission, including our 2014 Form 10-K.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At December 31, 2014, the Company had total assets of $749.92 million and total shareholders’ equity of $84.27 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three month period ended December 31, 2014, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI and other operating income.  Non-interest income is reduced by net OTTI losses on investment securities and losses on the sale of investment securities.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card processing expenses, OREO and other repossessed asset expenses, postage and courier expenses, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans.  Lending activities have been focused primarily on the origination of loans secured by real estate, including residential construction loans, one- to four-family residential loans, multi-family loans and commercial real estate loans.  The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market.  The Bank also originates commercial business loans and other consumer loans.

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Condensed Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2014 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2014 Form 10-K.

Comparison of Financial Condition at December 31, 2014 and September 30, 2014

The Company’s total assets increased by $4.35 million, or 0.6%, to $749.92 million at December 31, 2014 from $745.57 million at September 30, 2014.  The increase in total assets was primarily due to increases in net loans receivable and CDs held for investment, partially offset by decreases in total cash and cash equivalents, investment securities and OREO and other repossessed assets.

Net loans receivable increased by $7.84 million, or 1.4%, to $573.60 million at December 31, 2014 from $565.75 million at September 30, 2014.  The increase was primarily due to increases in one-to four-family loans and commercial business loans. These increases to net loans receivable were partially offset by decreases in land loans and multi-family loans.

Total deposits increased by $2.87 million, or 0.5%, to $617.99 million at December 31, 2014 from $615.12 million at September 30, 2014. The increase was primarily a result of increases in savings account balances and N.O.W. account balances, which were partially offset by decreases in non-interest bearing accounts balances and certificates of deposit account balances.

Shareholders’ equity increased by $1.49 million, or 1.8%, to $84.27 million at December 31, 2014 from $82.78 million at September 30, 2014.  The increase in shareholders' equity was primarily due to net income of $1.73 million for the quarter, which was partially offset by dividend payments of $352,000 to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $153,000, or 0.1%, to $108.35 million at December 31, 2014 from $108.20 million at September 30, 2014.  The increase was primarily due to a $2.15 million increase in CDs held for investment which was partially offset by a $2.00 million decrease in cash and cash equivalents.

Investment Securities:  Investment securities decreased by $1.46 million, or 17.9%, to $6.70 million at December 31, 2014 from $8.16 million at September 30, 2014, primarily due to the sale of $1.22 million in agency mortgaged-backed securities and scheduled amortization and prepayments. The sale of the investment securities resulted in a $45,000 gain.  For additional information on investment securities, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loans: Net loans receivable increased by $7.84 million, or 1.4%, to $573.60 million at December 31, 2014 from $565.75 million at September 30, 2014.  The increase in the portfolio was primarily a result of a $4.49 million increase in one- to four-family loans, a $2.40 million increase in commercial business loans, a $759,000 increase in commercial real estate loans, a $756,000 increase in construction and land development loans, a $587,000 increase in total consumer loans and a $584,000 decrease in the undisbursed portion of construction loans in process. These increases in net loans receivable were partially offset by a $956,000 decrease in land loans and a $783,000 decrease in multi-family loans.

Loan originations decreased $2.86 million, or 5.4% to $50.09 million for the three months ended December 31, 2014 from $52.95 million for the three months ended December 31, 2013.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income.  Sales of fixed rate one- to four-family mortgage loans decreased $2.10 million, or 20.5%, to $8.16 million for the three months ended December 31, 2014 compared to $10.26 million for the three months ended December 31, 2013 as refinance demand for single family loans decreased.

For additional information, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $105,000, or 0.6%, to $17.57 million at December 31, 2014 from $17.68 million at September 30, 2014.  The decrease was primarily due to depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $872,000, or 9.6%, to $8.22 million at December 31, 2014 from $9.09 million at September 30, 2014. The decrease was primarily due to the disposition of five OREO properties totaling $902,000 and OREO fair value write-downs of $44,000, partially offset by the addition of $74,000 in OREO properties and other repossessed assets.  At December 31, 2014, total OREO and other repossessed assets consisted of 37 individual properties.  The properties consisted of 23 land parcels totaling $3.91 million, four commercial real estate properties totaling $2.19 million, nine single-family homes totaling $1.98 million and one multi-family property of $142,000.

Goodwill and CDI:  The recorded amount of goodwill of $5.65 million at December 31, 2014 was unchanged from September 30, 2014.  The recorded amount of the CDI decreased $3,000, or 100.0%, to none at December 31, 2014 from $3,000 at September 30, 2014.  The decrease was due to scheduled amortization of the CDI.

Deposits: Deposits increased by $2.87 million, or 0.5%, to $617.99 million at December 31, 2014 from $615.12 million at September 30, 2014.  The increase was primarily a result of a $2.60 million increase in savings accounts, a $1.01 million increase in N.O.W. checking accounts and a $129,000 increase in money market accounts. These increases were partially offset by a $476,000 decrease in non-interest bearing checking accounts and a $392,000 decrease in certificates of deposit accounts.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 25% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At December 31, 2014 FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in fiscal 2017 which bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at December 31, 2014 and September 30, 2014.

Shareholders’ Equity:  Total shareholders’ equity increased by $1.49 million, or 1.8%, to $84.27 million at December 31, 2014 from $82.78 million at September 30, 2014.  The increase was primarily due to net income of $1.73 million for the three months ended December 31, 2014, which was partially offset by the payment of $352,000 in dividends on the Company's common stock.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013

Net income increased $116,000, or 7.2%, to $1.73 million for the quarter ended December 31, 2014 from $1.61 million for the quarter ended December 31, 2013. Net income to common shareholders increased $322,000 or 22.9%, to $1.73 million for the quarter ended December 31, 2014 from $1.41 million for the quarter ended December 31, 2013. Net income per diluted common share increased $0.04, or 20.00%, to $0.24 for the quarter ended December 31, 2014 from $0.20 for the quarter ended December 31, 2013. The increase in net income was primarily due to an increase in net interest income.

For the quarter ended December 31, 2013, net income available to common shareholders was net of a dividend accrual and discount accretion related to our Series A Preferred Stock of $206,000, or approximately $0.03 per diluted common share. These preferred stock adjustments were not required in the quarter ended December 31, 2014 due to the redemption of the remaining Series A Preferred Stock in December 2013.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $244,000, or 3.78% to $6.70 million for the quarter ended December 31, 2014 from $6.46 million for the quarter ended December 31, 2013.  The net interest margin increased to 3.88%

for the quarter ended December 31, 2014 from 3.78% for the quarter ended December 31, 2013 primarily due to the increase in the average balance of loans receivable and the collection of non-accrual interest.

Total interest and dividend income increased by $205,000 or 2.7%, to $7.69 million for the quarter ended December 31, 2014 from $7.48 million for the quarter ended December 31, 2013 as the yield on interest bearing assets increased to 4.45% from 4.37%. The increase in the weighted average yield on interest-bearing assets was primarily due to the collection of $125,000 of non-accrual interest on two loans. Total interest expense decreased by $39,000 or 3.8%, to $983,000 for the quarter ended December 31, 2014 from $1.02 million for the quarter ended December 31, 2013 as the average rate paid on interest-bearing liabilities decreased to 0.70% for the quarter ended December 31, 2014 from 0.73% for the quarter ended December 31, 2013 and the average balance of interest-bearing liabilities decreased by $4.57 million.  The decrease in funding costs was primarily a result of CDs repricing at lower market rates and a $6.78 million decrease in the average balance of CDs.

Average Balances, Interest and Average Yields/Cost
The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-bearing assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented. (Dollars in thousands)

	Three Months Ended December 31,
	2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$581,820	$7,509	5.16%	$562,697	$7,318	5.20%
Investment securities(2)	7,071	65	3.68	5,757	61	4.24
Dividends from mutual funds and FHLB stock	6,195	7	0.45	6,398	8	0.50
Interest-bearing deposits	96,326	105	0.43	109,203	94	0.34
Total interest-bearing assets	691,412	7,686	4.45	684,055	7,481	4.37
Non-interest-bearing assets	59,922			59,494
Total assets	$751,334			$743,549

Interest-bearing liabilities:
Savings accounts	$96,653	12	0.05	$91,421	11	0.05
Money market accounts	90,263	62	0.27	97,809	63	0.26
N.O.W. checking accounts	159,498	111	0.28	154,973	114	0.29
Certificates of deposit	163,016	324	0.79	169,794	363	0.85
Long-term borrowings (3)	45,000	474	4.18	45,000	471	4.15
Total interest-bearing liabilities	554,430	983	0.70	558,997	1,022	0.73
Non-interest-bearing liabilities	113,605			96,024
Total liabilities	668,035			655,021
Shareholders' equity	83,299			88,528
Total liabilities and
shareholders' equity	$751,334			$743,549

Net interest income		$6,703			$6,459

Interest rate spread			3.75%			3.64%
Net interest margin (4)			3.88%			3.78%
Ratio of average interest-bearing assets to average interest-bearing liabilities			124.71%			122.37%

_______________

(1)	Interest yield on loans and investment securities is calculated assuming a 30/360 basis; interest yield on all other categories is based on 365/365 interest basis.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

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

	Three months ended December 31, 2014 compared to three months ended December 31, 2013 increase (decrease) due to
	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$(56)	$247	$191
Investment securities	(9)	13	4
Dividends from mutual funds and FHLB stock	(1)	—	(1)
Interest-bearing deposits	23	(12)	11
Total net (decrease) increase in income on interest-bearing assets	(43)	248	205

Interest-bearing liabilities:
Savings accounts	—	1	1
N.O.W checking accounts	(6)	3	(3)
Money market accounts	4	(5)	(1)
Certificates of deposit accounts	(25)	(14)	(39)
Long term FHLB borrowings	3	—	3
Total net decrease in expense on interest-bearing liabilities	(24)	(15)	(39)

Net (decrease) increase in net interest income	$(19)	$263	$244
(1) Includes loans originated for sale.

Provision for Loan Losses:  There was no provision for loan losses for the quarters ended December 31, 2014 and 2013.  Net charge-offs for the quarter ended December 31, 2014 decreased to $105,000 from $391,000 for the quarter ended December 31, 2013.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $10.32 million at December 31, 2014 (1.77% of loans receivable and loans held for sale and 96% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at December 31, 2014 was $2.59 million compared to $2.59 million at December 31, 2013.  The allowance for loan losses was $10.75 million (1.90% of loans receivable and loans held for sale and 75% of non-performing loans) at December 31, 2013.

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

Non-interest Income: Total non-interest income decreased $72,000 or 3.3%, to $2.12 million for the quarter ended December 31, 2014 from $2.20 million for the quarter ended December 31, 2013. The decrease in non-interest income was primarily due to a $107,000 decrease in service charges on deposits and $66,000 decrease in gain on sale of loans, which was partially offset by a $45,000 increase in ATM and debit card interchange transaction fees and a $45,000 increase in gain on sale of investment securities. The decrease in service charges on deposits was primarily due to a decreased number of checking account overdrafts and the decrease in gain on sale of loans was primarily due to a decrease in the dollar volume of fixed-rate one- to four-family loans sold during the current quarter. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions and the $45,000 gain on sale of investment securities was due to the sale of $1.22 million of agency mortgage-backed securities.

Non-interest Expense:  Total non-interest expense increased by $33,000, or 0.5%, to $6.27 million for the quarter ended December 31, 2014 from $6.24 million for the quarter ended December 31, 2013.  The increased expenses were primarily due to a $112,000 increase in ATM and debit card processing expense, a $49,000 increase in data processing and telecommunications expense and smaller increases in several other categories. These increases were partially offset by an $83,000 decrease in OREO and other repossessed asset expense and a $66,000 decrease in loan administration and foreclosure expense. The increases in ATM and debit card interchange fee expense and data processing and telecommunications expense were primarily a result of higher ongoing expenses associated with the Company's recent technology upgrades, which included outsourcing the core processing system and upgrading its electronic funds transfer platform. The decrease in OREO and other repossessed assets expense was primarily due to a reduction in the level of fair value write-downs during the current quarter and a decrease in property tax expense on OREOs. The decrease in loan administration and foreclosure expense was primarily a result of decreased foreclosure related activity.

Provision for Federal Income Taxes: The provision for federal income taxes increased $23,000, or 2.9%, to $825,000 for the quarter ended December 31, 2014 from $802,000 for the quarter ended December 31, 2013, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 32.33% for the quarter ended December 31, 2014 and 33.24% for the quarter ended December 31, 2013.

.

Liquidity
The Company’s primary sources of funds are customer deposits, proceeds from principal and interest payments on loans and investment securities, proceeds from the sale of loans, proceeds from maturing securities and maturing CDs held for investment, FHLB advances, and other borrowings.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2014, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 16.52%.

The Company’s total cash and cash equivalents decreased by $2.00 million, or 2.8% to $70.36 million at December 31, 2014 from $72.35 million at September 30, 2014. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2014 the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 25% of total assets, limited by available collateral. The

Bank also has a Variable Amount Letter of Credit ("VLOC") of up to $7.00 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged by the FHLB under the VLOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At December 31, 2014, the Bank had $45.00 million in advances outstanding and $7.00 million pledged under the VLOC, which left $134.28 million available for additional borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At December 31, 2014, the Bank had $42.76 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At December 31, 2014, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At December 31, 2014, the Bank had loan commitments totaling $53.54 million and undisbursed construction loans in process totaling $28.83 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from December 31, 2014 totaled $98.33 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At December 31, 2014, the Bank had $3.19 million in brokered CDs.

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

The capital adequacy requirements are quantitative measures established by regulation that require Timberland Bancorp, Inc. and the Bank to maintain minimum amounts and ratios of capital.  Federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  Under current FDIC regulations, insured state-chartered banks generally must maintain (i) a ratio of Tier 1 leverage capital to total assets of at least 3.0%, (4.0% to 5.0% for all but the most highly rated banks), (ii) a ratio of Tier 1 capital to risk weighted assets of at least 4.0% and (iii) a ratio of total capital to risk weighted assets of at least 8.0%.  The Federal Reserve requires Timberland Bancorp, Inc. to maintain capital adequacy that generally parallels the FDIC requirements.  At December 31, 2014, Timberland Bancorp, Inc. and the Bank each exceeded all applicable capital requirements.

The following table compares the Company’s and the Bank’s actual capital amounts at December 31, 2014 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Tier 1 leverage capital:
Consolidated	$80,042	10.72%	$29,871	4.00%	N/A	N/A
Timberland Bank	77,306	10.36	29,857	4.00	$37,322	5.00%

Tier 1 risk adjusted capital:
Consolidated	80,042	13.86	23,101	4.00	N/A	N/A
Timberland Bank	77,306	13.39	23,097	4.00	34,645	6.00

Total risk–based capital
Consolidated	87,302	15.12	46,201	8.00	N/A	N/A
Timberland Bank	84,564	14.65	46,193	8.00	57,742	10.00

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2014	2013
PERFORMANCE RATIOS:
Return on average assets (1)	0.92%	0.87%
Return on average equity (1)	8.29%	7.28%
Net interest margin (1)	3.88%	3.78%
Efficiency ratio	71.09%	72.12%

	At December 31 2014	At September 30, 2014	At December 31 2013
BOOK VALUES:
Book value per common share	$11.95	$11.75	$11.22
Tangible book value per common share (2)	11.15	10.94	10.41
______________________

(1)	Annualized

(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2014.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s
2014 Form 10-K.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders' Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (9)

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

Timberland Bancorp, Inc.

Date: February 9, 2015	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2015	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.