Form 10-Q
period 2015-03-31
TIMBERLAND BANCORP INC
filed 2015-05-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT MAY 1, 2015
Common stock, $.01 par value	7,053,636

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2015 and September 30, 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2015	September 30, 2014
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$12,474	$11,818
Interest-bearing deposits in banks	69,619	60,536
Total cash and cash equivalents	82,093	72,354

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	41,868	35,845
Investment securities - held to maturity, at amortized cost (estimated fair value $6,135 and $6,274)	5,106	5,298
Investment securities - available for sale	1,486	2,857
Federal Home Loan Bank of Seattle (“FHLB”) stock	5,135	5,246

Loans receivable	592,402	575,280
Loans held for sale	2,252	899
Less: Allowance for loan losses	(10,382)	(10,427)
Net loans receivable	584,272	565,752

Premises and equipment, net	17,422	17,679
Other real estate owned (“OREO”) and other repossessed assets, net	7,866	9,092
Accrued interest receivable	2,060	1,910
Bank owned life insurance (“BOLI”)	17,900	17,632
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	—	3
Mortgage servicing rights (“MSRs”)	1,484	1,684
Other assets	3,928	4,563
Total assets	$776,270	$745,565

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$117,481	$106,417
Interest-bearing	525,792	508,699
Total deposits	643,273	615,116

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	2,573	2,671
Total liabilities	690,846	662,787
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2015 and September 30, 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31, 2015	September 30, 2014
Shareholders’ equity
Common stock, $.01 par value; 50,000,000 shares authorized; 7,052,636 shares issued and outstanding - March 31, 2015 7,047,336 shares issued and outstanding - September 30, 2014	$10,892	$10,773
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(1,058)	(1,190)
Retained earnings	75,937	73,534
Accumulated other comprehensive loss	(347)	(339)
Total shareholders’ equity	85,424	82,778
Total liabilities and shareholders’ equity	$776,270	$745,565
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2015 and 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Interest and dividend income

Loans receivable	$7,352	$7,255	$14,861	$14,573
Investment securities	55	64	120	124
Dividends from mutual funds and FHLB stock	6	6	13	15
Interest-bearing deposits in banks	114	87	219	181
Total interest and dividend income	7,527	7,412	15,213	14,893

Interest expense

Deposits	495	514	1,004	1,064
FHLB advances	465	461	940	933
Total interest expense	960	975	1,944	1,997

Net interest income	6,567	6,437	13,269	12,896

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	6,567	6,437	13,269	12,896

Non-interest income

Recoveries (other than temporary impairment “OTTI”) on investment securities	—	89	—	86
Adjustment for portion of OTTI (transferred from) recorded as other comprehensive income (loss) before taxes	(1)	—	(1)	1
Net recoveries (OTTI) on investment securities	(1)	89	(1)	87

Gain (loss) on sale of investment securities available for sale, net	—	(32)	45	(32)
Service charges on deposits	852	883	1,737	1,874
ATM and debit card interchange transaction fees	643	573	1,273	1,158
BOLI net earnings	131	143	268	258
Gain on sales of loans, net	348	172	584	474
Escrow fees	56	30	98	66
Fee income from non-deposit investment sales	10	16	12	44
Other	175	139	322	279
Total non-interest income, net	2,214	2,013	4,338	4,208

 See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2015 and 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Non-interest expense
Salaries and employee benefits	$3,284	$3,434	$6,680	$6,813
Premises and equipment	751	647	1,476	1,340
Advertising	173	172	361	349
OREO and other repossessed assets, net	349	397	425	555
ATM and debit card interchange transaction fees	255	358	593	585
Postage and courier	114	110	218	207
Amortization of CDI	—	29	3	58
State and local taxes	119	121	236	238
Professional fees	223	211	399	394
Federal Deposit Insurance Corporation ("FDIC") insurance	148	160	308	321
Other insurance	38	40	75	79
Loan administration and foreclosure	76	138	119	248
Data processing and telecommunications	471	329	850	659
Deposit operations	219	225	395	423
Other	434	383	790	726
Total non-interest expense	6,654	6,754	12,928	12,995

Income before federal income taxes	2,127	1,696	4,679	4,109

Provision for federal income taxes	676	537	1,501	1,339
Net income	1,451	1,159	3,178	2,770

Preferred stock dividends	—	—	—	(136)
Preferred stock discount accretion	—	—	—	(70)

Net income to common shareholders	$1,451	$1,159	$3,178	$2,564

Net income per common share
Basic	$0.21	$0.17	$0.46	$0.37
Diluted	$0.21	$0.16	$0.45	$0.37

Weighted average common shares outstanding
Basic	6,898,192	6,856,633	6,895,038	6,855,142
Diluted	7,071,792	7,033,979	7,067,621	7,005,877

Dividends paid per common share	$0.06	$0.04	$0.11	$0.07

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

Net income	$1,451	$1,159	$3,178	$2,770
Other comprehensive income (loss), net of taxes:
Unrealized holding gain (loss) on investment securities available for sale, net of tax	8	(69)	(25)	(67)
Change in OTTI on investment securities held to maturity, net of tax:
Additional amount recovered related to credit loss for which OTTI was previously recognized	1	1	1	—
Amount reclassified to credit loss for previously recorded market loss	1	—	1	—
Accretion of OTTI on investment securities held to maturity, net of tax	7	12	15	24

Total other comprehensive income (loss), net of tax	17	(56)	(8)	(43)

Total comprehensive income	$1,468	$1,103	$3,170	$2,727

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2015 and the year ended September 30, 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2013	12,065	7,045,036	$11,936	$10,570	$(1,454)	$68,998	$(362)	$89,688

Net income	—	—	—	—	—	5,850	—	5,850
Accretion of preferred stock discount	—	—	70	—	—	(70)	—	—
Redemption of preferred stock	(12,065)	—	(12,006)	—	—	(59)	—	(12,065)
Exercise of stock options	—	5,000	—	23	—	—	—	23
Forfeiture of MRDP (1) shares	—	(2,700)	—	—	—	—	—	—
5% preferred stock dividends	—	—	—	—	—	(58)	—	(58)
Common stock dividends ($0.16 per common share)	—	—	—	—	—	(1,127)	—	(1,127)
Earned ESOP shares, net of tax	—	—	—	64	264	—	—	328
MRDP compensation expense, net of tax	—	—	—	4	—	—	—	4
Stock option compensation expense	—	—	—	112	—	—	—	112
Unrealized holding loss on investment securities available for sale, net of tax	—	—	—	—	—	—	(63)	(63)
Change in OTTI on investment securities held to maturity, net of tax	—	—	—	—	—	—	34	34
Accretion of OTTI on investment securities held to maturity, net of tax	—	—	—	—	—	—	52	52

Balance, September 30, 2014	—	7,047,336	—	10,773	(1,190)	73,534	(339)	82,778

Net income	—	—	—	—	—	3,178	—	3,178
Exercise of stock options	—	5,300	—	25	—	—	—	25
Common stock dividends ($0.11 per common share)	—	—	—	—	—	(775)	—	(775)
Earned ESOP shares, net of tax	—	—	—	36	132	—	—	168
Stock option compensation expense	—	—	—	58	—	—	—	58
Unrealized holding loss on investment securities available for sale, net of tax	—	—	—	—	—	—	(25)	(25)
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	2	2
Accretion of OTTI on investment securities held to maturity, net of tax	—	—	—	—	—	—	15	15

Balance, March 31, 2015	—	7,052,636	$—	$10,892	$(1,058)	$75,937	$(347)	$85,424
__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$3,178	$2,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	669	576
Deferred federal income taxes	231	—
Amortization of CDI	3	58
Earned ESOP shares	132	132
MRDP compensation expense	—	2
Stock option compensation expense	56	47
Stock option tax effect less excess tax benefit	1	—
Gain on sales of OREO and other repossessed assets, net	(127)	(109)
Provision for OREO losses	405	375
BOLI net earnings	(268)	(258)
Gain on sales of loans, net	(584)	(474)
Net change in deferred loan origination fees	147	(3)
Net OTTI (recoveries) on investment securities	1	(87)
(Gain) loss on sale of investment securities available for sale, net	(45)	32
Amortization of MSRs	40	59
Loans originated for sale	(21,696)	(14,420)
Proceeds from sales of loans	20,927	15,473
Net change in accrued interest and other assets	391	125
Net change in accrued expenses and other liabilities	(98)	320
Net cash provided by operating activities	3,363	4,618

Cash flows from investing activities
Net increase in CDs held for investment	(6,023)	(1,343)
Proceeds from sale of investment securities available for sale	1,220	856
Proceeds from maturities and prepayments of investment securities available for sale	159	212
Purchase of investment securities held to maturity	—	(3,003)
Proceeds from maturities and prepayments of investment securities held to maturity	243	279
Redemption of FHLB stock	111	101
Increase in loans receivable, net	(17,955)	(11,880)
Additions to premises and equipment	(412)	(597)
Proceeds from sales of OREO and other repossessed assets	1,589	2,962
Net cash used in investing activities	(21,068)	(12,413)

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2015 and 2014
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2015	2014
Cash flows from financing activities
Increase (decrease) in deposits, net	$28,157	$(3,888)
ESOP tax effect	36	28
Proceeds from exercise of stock options	24	16
Stock option excess tax benefit	1	—
Issuance of common stock	1	—
Redemption of preferred stock	—	(12,065)
Dividends paid	(775)	(551)
Net cash provided by (used in) financing activities	27,444	(16,460)

Net increase (decrease) in cash and cash equivalents	9,739	(24,255)
Cash and cash equivalents
Beginning of period	72,354	94,496
End of period	$82,093	$70,241

Supplemental disclosure of cash flow information
Income taxes paid	$1,560	$1,135
Interest paid	1,937	2,015

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$641	$5,166
Other comprehensive loss related to investment securities	(8)	(43)
Loans originated to facilitate the sale of OREO	—	450

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 (“2014 Form 10-K”).  The unaudited condensed consolidated results of operations for the six months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2015.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2015 presentation with no change to net income or total shareholders’ equity previously reported.

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

(3) INVESTMENT SECURITIES
Held to maturity and available for sale investment securities have been classified according to management’s intent and are as follows as of March 31, 2015 and September 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2015
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$914	$26	$(1)	$939
Private label residential	1,176	975	(7)	2,144
U.S. agency securities	3,016	36	—	3,052
Total	$5,106	$1,037	$(8)	$6,135

Available for sale
MBS:
U.S. government agencies	$468	$44	$(1)	$511
Mutual funds	1,000	—	(25)	975
Total	$1,468	$44	$(26)	$1,486

September 30, 2014
Held to maturity
MBS:
U.S. government agencies	$1,002	$32	$(2)	$1,032
Private label residential	1,280	965	(7)	2,238
U.S. agency securities	3,016	1	(13)	3,004
Total	$5,298	$998	$(22)	$6,274

Available for sale
MBS:
U.S. government agencies	$1,801	$100	$(2)	$1,899
Mutual funds	1,000	—	(42)	958
Total	$2,801	$100	$(44)	$2,857

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of March 31, 2015 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$—	$—	—	$70	$(1)	5	$70	$(1)
Private label residential	1	—	1	146	(7)	10	147	(7)
Total	$1	$—	1	$216	$(8)	15	$217	$(8)

Available for sale
MBS:
U.S. government agencies	$4	$—	2	$53	$(1)	2	$57	$(1)
Mutual funds	—	—	—	975	(25)	1	975	(25)
Total	$4	$—	2	$1,028	$(26)	3	$1,032	$(26)

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

The Company has evaluated these securities and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of March 31, 2015, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of March 31, 2015 and September 30, 2014:

	Range		Weighted
	Minimum	Maximum	Average
March 31, 2015
Constant prepayment rate	6.00%	15.00%	9.40%
Collateral default rate	0.09%	16.68%	6.26%
Loss severity rate	0.98%	63.18%	41.54%

September 30, 2014
Constant prepayment rate	6.00%	15.00%	10.59%
Collateral default rate	0.01%	22.34%	7.41%
Loss severity rate	0.16%	75.17%	45.81%

The following tables present the OTTI for the three and six months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total (OTTI) recoveries	$—	$—	$89	$—
Adjustment for portion recorded as (transfered from) other comprehensive income (loss) before taxes (1)	(1)	—	—	—
Net (OTTI) recoveries recognized in earnings (2)	$(1)	$—	$89	$—

	Six Months Ended March 31, 2015		Six Months Ended March 31, 2014
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total (OTTI) recoveries	$—	$—	$86	$—
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before taxes (1)	(1)	—	1	—
Net (OTTI) recoveries recognized in earnings (2)	$(1)	$—	$87	$—

________________________

(1)	Represents (OTTI) recoveries related to all other factors.

(2)	Represents net recoveries (OTTI) related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income (loss) for the six months ended March 31, 2015 and 2014 (in thousands):

	Six Months Ended March 31,
	2015	2014
Beginning balance of credit loss	$1,654	$2,084
Additions:
Credit losses for which OTTI was not previously recognized	1	2
Subtractions:
Realized losses previously recorded as credit losses	(38)	(492)
Recovery of prior credit loss	—	87
Ending balance of credit loss	$1,617	$1,681

There was no realized gain on the sale of investment securities for the three months ended March 31, 2015. There was a $45,000 realized gain on the sale of investment securities for the six months ended March 31, 2015. There was a $32,000 realized loss on the sale of investment securities for both the three and six months ended March 31, 2014. During the three months ended March 31, 2015, the Company recorded a net $21,000 realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the six months ended March 31, 2015, the Company recorded a net $38,000 realized loss (as a result of securities being deemed worthless) on 14 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended March 31, 2014, the Company recorded a $365,000 realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS and five available for sale residential MBS, of which the entire amount had been recognized previously as a credit loss. During the six months ended March 31, 2014, the Company recorded a net $405,000 realized loss (as a result of securities being deemed worthless) on 15 held to maturity residential MBS and six available for sale MBS, of which the entire amount had previously been recognized as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $4.50 million and $6.22 million at March 31, 2015 and September 30, 2014, respectively.

The contractual maturities of debt securities at March 31, 2015 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year to five years	3,019	3,055	15	15
Due after five to ten years	25	25	—	—
Due after ten years	2,062	3,055	453	496
Total	$5,106	$6,135	$468	$511

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

The merger and acquisition market approach analysis estimates the fair value by using merger and acquisition transactions involving companies that are similar in nature to the Company. Key assumptions used by the Company included the selection of comparable merger and acquisition transactions and the valuation ratios to be used. The analysis used banks located in Washington and Oregon that were acquired after January 1, 2012. The valuation ratios from these transactions for price to earnings and price to tangible book value were then used to derive an estimated fair value of the Company.

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

As of March 31, 2015, management believed that there had been no events or changes in the circumstances since May 31, 2014 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale consisted of the following at March 31, 2015 and September 30, 2014
(dollars in thousands):

	March 31, 2015		September 30, 2014
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$107,821	17.1%	$98,534	16.2%
Multi-family	48,641	7.7	46,206	7.6
Commercial	296,338	46.8	294,354	48.5
Construction and land development	77,433	12.2	68,479	11.3
Land	28,464	4.5	29,589	4.9
Total mortgage loans	558,697	88.3	537,162	88.5

Consumer loans:
Home equity and second mortgage	34,362	5.4	34,921	5.7
Other	4,567	0.8	4,699	0.8
Total consumer loans	38,929	6.2	39,620	6.5

Commercial business loans	34,911	5.5	30,559	5.0

Total loans receivable	632,537	100.0%	607,341	100.0%
Less:
Undisbursed portion of construction loans in process	(35,990)		(29,416)
Deferred loan origination fees	(1,893)		(1,746)
Allowance for loan losses	(10,382)		(10,427)

Total loans receivable, net	$584,272		$565,752
________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at March 31, 2015 and September 30, 2014 (dollars in thousands):

	March 31, 2015		September 30, 2014
	Amount	Percent	Amount	Percent
Custom and owner/builder	$60,889	78.6%	$59,752	87.3%
Speculative one- to four-family	2,769	3.6	2,577	3.8
Commercial real estate	3,395	4.4	3,310	4.8
Multi-family (including condominiums)	10,380	13.4	2,840	4.1
Total construction and land development loans	$77,433	100.0%	$68,479	100.0%

Allowance for Loan Losses
The following tables set forth information for the three and six months ended March 31, 2015 and 2014 regarding activity in the allowance for loan losses by portfolio segment (in thousands):

	Three Months Ended March 31, 2015
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,504	$24	$39	$107	$1,596
Multi-family	368	(66)	—	—	302
Commercial	3,646	(45)	—	—	3,601
Construction – custom and owner/builder	460	15	—	—	475
Construction – speculative one- to four-family	50	14	—	—	64
Construction – commercial	28	9	—	—	37
Construction – multi-family	75	54	—	—	129
Land	2,817	(67)	—	3	2,753
Consumer loans:
Home equity and second mortgage	801	5	9	—	797
Other	159	34	4	1	190
Commercial business loans	414	23	—	1	438
Total	$10,322	$—	$52	$112	$10,382

	Six Months Ended March 31, 2015
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,650	$(23)	$157	$126	$1,596
Multi-family	387	(85)	—	—	302
Commercial	4,836	(1,235)	—	—	3,601
Construction – custom and owner/builder	450	25	—	—	475
Construction – speculative one- to four-family	52	12	—	—	64
Construction – commercial	78	(41)	—	—	37
Construction – multi-family	25	104	—	—	129
Land	1,434	1,312	4	11	2,753
Consumer loans:
Home equity and second mortgage	879	(62)	20	—	797
Other	176	17	5	2	190
Commercial business loans	460	(24)	—	2	438
Total	$10,427	$—	$186	$141	$10,382

	Three Months Ended March 31, 2014
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,321	$560	$273	$143	$1,751
Multi-family	551	(118)	—	—	433
Commercial	5,113	222	168	1	5,168
Construction – custom and owner/builder	332	16	—	—	348
Construction – speculative one- to four-family	118	(72)	—	—	46
Construction – commercial	80	(55)	—	—	25
Construction – multi-family	—	(126)	—	126	—
Construction – land development	—	(218)	—	218	—
Land	1,865	(242)	162	107	1,568
Consumer loans:
Home equity and second mortgage	809	52	—	7	868
Other	208	(12)	2	—	194
Commercial business loans	348	(7)	—	7	348
Total	$10,745	$—	$605	$609	$10,749

	Six Months Ended March 31, 2014
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,449	$774	$623	$151	$1,751
Multi-family	749	(316)	—	—	433
Commercial	5,275	352	463	4	5,168
Construction – custom and owner/builder	262	86	—	—	348
Construction – speculative one- to four-family	96	(50)	—	—	46
Construction – commercial	56	(31)	—	—	25
Construction – multi-family	—	(126)	—	126	—
Construction – land development	—	(287)	—	287	—
Land	1,940	(524)	255	407	1,568
Consumer loans:
Home equity and second mortgage	782	107	28	7	868
Other	200	(4)	2	—	194
Commercial business loans	327	19	14	16	348
Total	$11,136	$—	$1,385	$998	$10,749

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses at March 31, 2015 and September 30, 2014 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2015
Mortgage loans:
One- to four-family	$652	$944	$1,596	$6,761	$101,060	$107,821
Multi-family	14	288	302	4,055	44,586	48,641
Commercial	80	3,521	3,601	12,542	283,796	296,338
Construction – custom and owner/builder	19	456	475	225	36,550	36,775
Construction – speculative one- to four-family	—	64	64	—	1,787	1,787
Construction – commercial	—	37	37	—	1,283	1,283
Construction – multi-family	—	129	129	—	1,598	1,598
Land	1,735	1,018	2,753	4,957	23,507	28,464
Consumer loans:
Home equity and second mortgage	156	641	797	698	33,664	34,362
Other	26	164	190	38	4,529	4,567
Commercial business loans	—	438	438	—	34,911	34,911
Total	$2,682	$7,700	$10,382	$29,276	$567,271	$596,547

September 30, 2014
Mortgage loans:
One- to four-family	$709	$941	$1,650	$7,011	$91,523	$98,534
Multi-family	39	348	387	3,317	42,889	46,206
Commercial	797	4,039	4,836	17,188	277,166	294,354
Construction – custom and owner/builder	—	450	450	—	34,553	34,553
Construction – speculative one- to four-family	—	52	52	—	1,204	1,204
Construction – commercial	—	78	78	—	2,887	2,887
Construction – multi-family	—	25	25	—	419	419
Land	300	1,134	1,434	5,158	24,431	29,589
Consumer loans:
Home equity and second mortgage	162	717	879	797	34,124	34,921
Other	—	176	176	3	4,696	4,699
Commercial business loans	—	460	460	—	30,559	30,559
Total	$2,007	$8,420	$10,427	$33,474	$544,451	$577,925

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators by portfolio segment at March 31, 2015 and September 30, 2014 (in thousands):

	Loan Grades
March 31, 2015	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$99,880	$1,999	$1,037	$4,905	$107,821
Multi-family	39,842	1,682	6,357	760	48,641
Commercial	275,554	8,121	5,846	6,817	296,338
Construction – custom and owner/builder	36,550	—	—	225	36,775
Construction – speculative one- to four-family	1,787	—	—	—	1,787
Construction – commercial	1,283	—	—	—	1,283
Construction – multi-family	1,598	—	—	—	1,598
Land	20,181	1,196	2,454	4,633	28,464
Consumer loans:
Home equity and second mortgage	32,703	605	23	1,031	34,362
Other	4,526	—	—	41	4,567
Commercial business loans	34,773	52	86	—	34,911
Total	$548,677	$13,655	$15,803	$18,412	$596,547

September 30, 2014
Mortgage loans:
One- to four-family	$90,340	$1,749	$1,045	$5,400	$98,534
Multi-family	37,336	1,697	6,410	763	46,206
Commercial	266,467	5,819	15,946	6,122	294,354
Construction – custom and owner/builder	34,553	—	—	—	34,553
Construction – speculative one- to four-family	1,204	—	—	—	1,204
Construction – commercial	2,887	—	—	—	2,887
Construction – multi-family	419	—	—	—	419
Land	21,084	114	3,586	4,805	29,589
Consumer loans:
Home equity and second mortgage	33,207	724	27	963	34,921
Other	4,657	39	—	3	4,699
Commercial business loans	30,355	112	92	—	30,559
Total	$522,509	$10,254	$27,106	$18,056	$577,925

The following tables present an age analysis of past due status of loans by portfolio segment at March 31, 2015 and September 30, 2014 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2015
Mortgage loans:
One- to four-family	$—	$52	$3,751	$—	$3,803	$104,018	$107,821
Multi-family	—	—	760	—	760	47,881	48,641
Commercial	—	686	1,535	—	2,221	294,117	296,338
Construction – custom and owner/builder	—	—	225	—	225	36,550	36,775
Construction – speculative one- to four- family	—	—	—	—	—	1,787	1,787
Construction – commercial	—	—	—	—	—	1,283	1,283
Construction – multi-family	—	—	—	—	—	1,598	1,598
Land	101	—	4,214	—	4,315	24,149	28,464
Consumer loans:
Home equity and second mortgage	50	407	401	—	858	33,504	34,362
Other	—	—	38	—	38	4,529	4,567
Commercial business loans	16	—	—	—	16	34,895	34,911
Total	$167	$1,145	$10,924	$—	$12,236	$584,311	$596,547

September 30, 2014
Mortgage loans:
One- to four-family	$—	$577	$4,376	$—	$4,953	$93,581	$98,534
Multi-family	—	—	—	—	—	46,206	46,206
Commercial	—	695	1,468	812	2,975	291,379	294,354
Construction – custom and owner/ builder	—	156	—	—	156	34,397	34,553
Construction – speculative one- to four- family	—	—	—	—	—	1,204	1,204
Construction – commercial	—	—	—	—	—	2,887	2,887
Construction – multi-family	—	—	—	—	—	419	419
Land	357	27	4,564	—	4,948	24,641	29,589
Consumer loans:
Home equity and second mortgage	62	44	498	—	604	34,317	34,921
Other	42	—	3	—	45	4,654	4,699
Commercial business loans	21	—	—	—	21	30,538	30,559
Total	$482	$1,499	$10,909	$812	$13,702	$564,223	$577,925

Impaired Loans
A loan is considered impaired when (based on current information and events) it is probable that the Company will be unable to collect all contractual principal and interest payments due in accordance with the original or modified terms of the loan agreement.  Impaired loans are measured based on the estimated fair value of the collateral less the estimated cost to sell if the loan is considered collateral dependent.  Impaired loans that are not considered to be collateral dependent are measured based on the present value of expected future cash flows.

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

The following is a summary of information related to impaired loans by portfolio segment as of March 31, 2015 and for the three and six months then ended (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$2,209	$2,791	$—	$2,481	$2,537	$6	$12	$6	$12
Multi-family	760	1,616	—	380	253	—	—	—	—
Commercial	10,881	11,942	—	10,927	10,970	137	289	103	230
Construction – custom and owner/ builder	157	156	—	157	104	—	—	—	—
Land	844	1,272	—	936	984	6	17	7	13
Consumer loans:
Home equity and second mortgage	259	502	—	339	343	—	—	—	—
Other	—	—	—	—	1	—	—	—	—
Commercial business loans	—	8	—	—	—	—	—	—	—
Subtotal	15,110	18,287	—	15,220	15,192	149	318	116	255

With an allowance recorded:
Mortgage loans:
One- to four-family	4,552	4,552	652	4,360	4,361	44	81	32	62
Multi-family	3,295	3,295	14	3,301	3,306	44	88	33	66
Commercial	1,661	1,661	80	1,608	3,115	31	62	23	46
Construction – custom and owner/ builder	68	68	19	34	23	—		—	—
Land	4,113	4,113	1,735	4,096	4,090	6	12	5	11
Consumer loans:
Home equity and second mortgage	439	439	156	441	443	4	8	3	7
Other	38	38	26	19	13	—	—	—	—
Subtotal	14,166	14,166	2,682	13,859	15,351	129	251	96	192

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)

Total
Mortgage loans:
One- to four-family	$6,761	$7,343	$652	$6,841	$6,898	$50	$93	$38	$74
Multi-family	4,055	4,911	14	3,681	3,559	44	88	33	66
Commercial	12,542	13,603	80	12,535	14,085	168	351	126	276
Construction – custom and owner/ builder	225	224	19	191	127	—	—	—	—
Land	4,957	5,385	1,735	5,032	5,074	12	29	12	24
Consumer loans:
Home equity and second mortgage	698	941	156	780	786	4	8	3	7
Other	38	38	26	19	14	—	—	—	—
Commercial business loans	—	8	—	—	—	—	—	—	—
Total	$29,276	$32,453	$2,682	$29,079	$30,543	$278	$569	$212	$447
________________________________________________

(1)	For the three months ended March 31, 2015.

(2)	For the six months ended March 31, 2015.

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
______________________________________________
(1) For the year ended September 30, 2014.

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2015 and September 30, 2014 (dollars in thousands):

	March 31, 2015	September 30, 2014
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$3,751	$4,376
Multi-family	760	—
Commercial	1,535	1,468
Construction – custom and owner/builder	225	—
Land	4,214	4,564
Consumer loans:
Home equity and second mortgage	401	498
Other	38	3
Total loans accounted for on a non-accrual basis	10,924	10,909

Accruing loans which are contractually past due 90 days or more	—	812

Total of non-accrual and 90 days past due loans	10,924	11,721

Non-accrual investment securities	1,009	1,101

OREO and other repossessed assets, net	7,866	9,092
Total non-performing assets (1)	$19,799	$21,914

Troubled debt restructured loans on accrual status (2)	$12,673	$16,804

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	1.84%	2.03%

Non-accrual and 90 days or more past due loans as a percentage of total assets	1.41%	1.57%

Non-performing assets as a percentage of total assets	2.55%	2.94%

Loans receivable (3)	$594,654	$576,179

Total assets	$776,270	$745,565
___________________________________
(1) Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $2.1 million and $2.3 million reported as non-accrual loans at March 31, 2015 and September 30, 2014, respectively.
(3)  Includes loans held for sale and before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $14.79 million and $19.09 million in troubled debt restructured loans included in impaired loans at March 31, 2015 and September 30, 2014, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to troubled debt restructured loans at March 31, 2015 and September 30, 2014 was $249,000 and $994,000, respectively.

The following table sets forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of March 31, 2015 and September 30, 2014 (in thousands):

	March 31, 2015
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$3,010	$169	$3,179
Multi-family	3,295	—	3,295
Commercial	5,328	1,535	6,863
Land	743	265	1,008
Consumer loans:
Home equity and second mortgage	297	152	449
Total	$12,673	$2,121	$14,794

	September 30, 2014
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$2,634	$233	$2,867
Multi-family	3,317	—	3,317
Commercial	9,960	1,468	11,428
Land	594	431	1,025
Consumer loans:
Home equity and second mortgage	299	152	451
Total	$16,804	$2,284	$19,088

The following tables set forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the six months ended March 31, 2015 and the year ended September 30, 2014 (dollars in thousands):

March 31, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance

Commercial (1)	1	$415	$116	$116
Total	1	$415	$116	$116

September 30, 2014
One-to four-family (1)	1	$42	$42	$42
Land (1)	1	157	157	153
Total	2	$199	$199	$195
___________________________

(1)	Modifications were a result of a reduction in the stated interest rate and/or collateral change.

(6) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  The dividend and related accretion for the amount of the Company's Series A Preferred Stock outstanding for the respective period was deducted from net income and the discount on the redemption of Series A Preferred Stock was added to net income in computing net income to common shareholders.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At March 31, 2015 and 2014, there were 152,869 and 189,881 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and six months ended March 31, 2015 and 2014 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
Basic net income per common share computation
Numerator – net income	$1,451	$1,159	$3,178	$2,770
Preferred stock dividends	—	—	—	(136)
Preferred stock discount accretion	—	—	—	(70)
Net income to common shareholders	$1,451	$1,159	$3,178	$2,564

Denominator – weighted average common shares outstanding	6,898,192	6,856,633	6,895,038	6,855,142

Basic net income per common share	$0.21	$0.17	$0.46	$0.37

Diluted net income per common share computation
Numerator – net income	$1,451	$1,159	$3,178	$2,770
Preferred stock dividends	—	—	—	(136)
Preferred stock discount accretion	—	—	—	(70)
Net income to common shareholders	$1,451	$1,159	$3,178	$2,564

Denominator – weighted average common shares outstanding	6,898,192	6,856,633	6,895,038	6,855,142
Effect of dilutive stock options (1)	36,730	40,149	36,775	34,815
Effect of dilutive stock warrant	136,870	137,197	135,808	115,920
Weighted average common shares and common stock equivalents	7,071,792	7,033,979	7,067,621	7,005,877

Diluted net income per common share	$0.21	$0.16	$0.45	$0.37

____________________________________________
(1) For both the three and six months ended March 31, 2015, average options to purchase 122,000 shares of common stock, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three and six months ended March 31, 2014, average options to purchase 125,198 and 131,489shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(7) STOCK COMPENSATION PLANS AND STOCK BASED COMPENSATION
Stock Compensation Plans
Under the Company’s prior stock compensation plans (the 1999 Stock Option Plan, the 2003 Stock Option Plan and the MRDP), the Company was able to grant options and awards for restricted stock for up to a combined total of 2,151,500 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan (collectively with the 1999 Stock Option Plan, the 2003 Stock Option Plan and the MRDP, "the Plans"), which was approved by shareholders on January 27, 2015, the Company is able to grant options, awards of restricted stock and awards of restricted stock with performance measures for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. At March 31, 2015, there were 352,366 shares available for future grant under the 2014 Equity Incentive Plan. There are no options or awards for restricted stock available for future grant under the 2003 Stock Option Plan, the 1999 Stock Option Plan or the MRDP.

Activity under the Plans for the six months ended March 31, 2015 and 2014 is as follows:

	Six Months Ended March 31, 2015		Six Months Ended March 31, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	221,400	$7.49	162,946	$6.96
Exercised	(5,300)	4.62	(3,600)	4.65
Granted	—	—	135,000	9.29
Forfeited	(200)	4.55	(65,946)	9.97
Options outstanding, end of period	215,900	$7.57	228,400	$7.50

Options exercisable, end of period	74,700	$6.47	38,400	$4.90

The aggregate intrinsic value of options outstanding at March 31, 2015 was $664,000.

At March 31, 2015, there were 141,200 unvested options with an aggregate grant date fair value of $348,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2015 was $352,000.  There were 42,900 options with an aggregate grant date fair value of $100,000 that vested during the six months ended March 31, 2015.

At March 31, 2014, there were 190,000 unvested options with an aggregate grant date fair value of $464,000. There were 14,600 options with an aggregate grant date fair value of $26,000 that vested during the six months ended March 31, 2014.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were no options granted during the six months ended March 31, 2015. There were 135,000 options granted during the six months ended March 31, 2014 with an aggregate grant date fair value of $349,000.

The weighted average assumptions used for options granted during the six months ended March 31, 2014 were:

Expected volatility	39%
Expected term (in years)	5
Expected dividend yield	2.51%
Risk free interest rate	1.41%
Grant date fair value per share	$2.59

At both March 31, 2015 and 2014, there were no unvested MRDP shares and no shares available for future awards. There were 3,254 MRDP shares that vested during the six months ended March 31, 2014 with an aggregated grant date fair value of $23,000.

Expense for Stock Compensation Plans
Compensation expense during the six months ended March 31, 2015 and 2014 for all stock-based plans were as follows (in thousands):

	Six Months Ended March 31,
	2015		2014
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense	$60	—	$47	2
Less: related tax benefit recognized	2	—	—	—
Total	$58	—	$47	2

As of March 31, 2015, the compensation expense yet to be recognized for stock options that have been awarded but not vested for the years ending September 30 is as follows (in thousands):

Stock Options
Remainder of 2015	$53
2016	106
2017	98
2018	67
2019	9
Total	$333

(8) FAIR VALUE MEASUREMENTS
GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2015 and September 30, 2014.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The Company used the following methods and significant assumptions to estimate fair value on a recurring basis:

Investment Securities Available for Sale
The estimated fair value of investment securities available for sale are based upon the assumptions market participants would use in pricing the security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2).

Mutual Funds
The estimated fair value of mutual funds are based upon quoted market price assumptions (Level 1).

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at
March 31, 2015 (in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS:
U.S. government agencies	$—	$511	$—	$511
Mutual funds	975	—	—	975
Total	$975	$511	$—	$1,486

There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2015.

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

The Company uses the following methods and significant assumptions to estimate fair value on a non-recurring basis:

Impaired Loans: The specific reserve for collateral dependent impaired loans is based on the estimated fair value of the collateral less estimated costs to sell, if applicable.  The estimated fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Investment Securities: The estimated fair value of investment securities is based upon the assumptions market participants would use in pricing the security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2) and unobservable inputs such as dealer quotes, discounted cash flows or similar techniques (Level 3).

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2015, and the total losses resulting from these estimated fair value adjustments for the six months ended March 31, 2015 (in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage loans:
One-to four-family	$—	$—	$3,900	$157
Multi-family	—	—	3,281	—
Commercial	—	—	1,581	—
Construction – custom and owner/builder	—	—	49	—
Land	—	—	2,378	4
Consumer loans:
Home equity and second mortgage	—	—	283	20
Other			12	5
Total impaired loans (1)	—	—	11,484	186
Investment securities – held to maturity (2):
MBS - private label residential	—	20	—	1
OREO and other repossessed assets (3)	—	—	7,866	405
Total	$—	$20	$19,350	$592
_______________________

(1)	The loss represents charge-offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral, net of estimated costs to sell, if applicable.

(2)	The loss represents OTTI credit-related charges on held to maturity MBS.

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of March 31, 2015 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$11,484	Market approach	Appraised value of underlying collateral less selling costs	NA

OREO and other repossessed assets	$7,866	Market approach	Lower of appraised value or listing price less selling costs	NA

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

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.  During the six months ended March 31, 2015, 1,106 shares of FHLB stock were redeemed from the Company at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

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

The estimated fair values of financial instruments were as follows as of March 31, 2015 and September 30, 2014 (in thousands):

	March 31, 2015
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$82,093	$82,093	$82,093	$—	$—
CDs held for investment	41,868	41,868	41,868	—	—
Investment securities	6,592	7,621	975	6,646	—
FHLB stock	5,135	5,135	5,135	—	—
Loans receivable, net	582,020	591,724	—	—	591,724
Loans held for sale	2,252	2,305	2,305	—	—
Accrued interest receivable	2,060	2,060	2,060	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	$117,481	$117,481	$117,481	$—	$—
Interest-bearing	525,792	525,150	363,208	—	161,942
Total deposits	643,273	642,631	480,689	—	161,942
FHLB advances	45,000	47,249	—	47,249	—
Accrued interest payable	305	305	305	—	—

	September 30, 2014
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$72,354	$72,354	$72,354	$—	$—
CDs held for investment	35,845	35,845	35,845	—	—
Investment securities	8,155	9,131	958	8,173	—
FHLB stock	5,246	5,246	5,246	—	—
Loans receivable, net	564,853	571,411	—	—	571,411
Loans held for sale	899	921	921	—	—
Accrued interest receivable	1,910	1,910	1,910	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	$106,417	$106,417	$106,417	$—	$—
Interest-bearing	508,699	509,406	345,412	—	163,994
Total deposits	615,116	615,823	451,829	—	163,994
FHLB advances	45,000	47,279	—	47,279	—
Accrued interest payable	298	298	298	—	—

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

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The ASU addresses the classification of foreclosed loans that are either fully or partially guaranteed under government programs. ASU No. 2014-14 clarifies that upon foreclosure of fully or partially guaranteed loans which are guaranteed under government programs and meet certain conditions, the creditor will be required to reclassify the previously existing mortgage loan to a separate other receivable from the guarantor, measured at the amount of the loan balance (principal and interest) that it expects to collect from the guarantor. ASU No. 2014-14 will be effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest. ASU No. 2015-02 will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The adoption of ASU No. 2015-02 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

The following analysis discusses the material changes in the condensed consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2015.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At March 31, 2015, the Company had total assets of $776.27 million and total shareholders’ equity of $85.42 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and six month period ended March 31, 2015, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI and other operating income.  Non-interest income is reduced by net OTTI losses on investment securities and losses on the sale of investment securities.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card processing expenses, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, deposit insurance premiums, other insurance premiums, state and local taxes, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at March 31, 2015 and September 30, 2014

The Company’s total assets increased by $30.70 million, or 4.1%, to $776.27 million at March 31, 2015 from $745.57 million at September 30, 2014.  The increase in total assets was primarily due to increases in net loans receivable, total cash and cash equivalents and CDs held for investment, which were partially offset by decreases in investment securities and OREO and other repossessed assets.

Net loans receivable increased by $18.52 million, or 3.3%, to $584.27 million at March 31, 2015 from $565.75 million at September 30, 2014.  The increase was primarily due to increases in one-to four-family loans, construction and land development loans and commercial business loans. These increases to net loans receivable were partially offset by decreases in land loans and consumer loans.

Total deposits increased by $28.16 million, or 4.6%, to $643.27 million at March 31, 2015 from $615.12 million at September 30, 2014. The increase was primarily a result of increases in savings account, non-interest bearing account, money market account and N.O.W. account balances, which were partially offset by decreases and certificates of deposit account balances.

Shareholders’ equity increased by $2.65 million, or 3.2%, to $85.42 million at March 31, 2015 from $82.78 million at September 30, 2014.  The increase in shareholders' equity was primarily due to net income of $3.18 million for the six months ended March 31, 2015, which was partially offset by dividend payments of $775,000 to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $15.76 million, or 14.6%, to $123.96 million at March 31, 2015 from $108.20 million at September 30, 2014.  The increase was primarily due to a $9.74 million increase in cash and cash equivalents and a $6.02 million increase in CDs held for investment.

Investment Securities:  Investment securities decreased by $1.56 million, or 19.2%, to $6.59 million at March 31, 2015 from $8.16 million at September 30, 2014, primarily due to the sale of $1.22 million in agency mortgaged-backed securities and scheduled amortization and prepayments. The sale of the investment securities resulted in a $45,000 gain during the six months ended March 31, 2015.  For additional information on investment securities, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loans: Net loans receivable increased by $18.52 million, or 3.3%, to $584.27 million at March 31, 2015 from $565.75 million at September 30, 2014.  The increase in the portfolio was primarily a result of a $9.29 million increase in one- to four-family loans, an $8.95 million increase in construction and land development loans (mostly multi-family construction loans), a $4.35 million increase in commercial business loans, a $2.44 million increase in multi-family loans and a $1.98 million increase in commercial real estate loans. These increases in net loans receivable were partially offset by a $1.13 million decrease in land loans and a $691,000 decrease in total consumer loans. In addition, there was a $6.57 million increase in the undisbursed portion of construction loans in process.

Loan originations increased $20.67 million, or 24.4% to $105.55 million for the six months ended March 31, 2015 from $84.88 million for the six months ended March 31, 2014.  The Company continued to sell longer-term fixed rate loans for asset liability management purposes and to generate non-interest income.  Sales of fixed rate one- to four-family mortgage loans increased $5.46 million, or 35.3%, to $20.93 million for the six months ended March 31, 2015 compared to $15.47 million for the six months ended March 31, 2014 as refinance demand for single family loans increased.

For additional information, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $257,000, or 1.5%, to $17.42 million at March 31, 2015 from $17.68 million at September 30, 2014.  The decrease was primarily due to depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $1.23 million, or 13.5%, to $7.87 million at March 31, 2015 from $9.09 million at September 30, 2014. The decrease was primarily due to the disposition of ten OREO properties totaling $1.46 million and OREO fair value write-downs of $405,000, partially offset by the addition of $640,000 in OREO properties and other repossessed assets.  At March 31, 2015, total OREO and other repossessed assets consisted of 35 individual properties and one other repossessed asset.  The properties consisted of 22 land parcels totaling $3.57 million, four commercial real estate properties totaling $2.07 million, nine single-family homes totaling $2.15 million and one manufactured home with a book value of $67,000.

Goodwill and CDI:  The recorded amount of goodwill of $5.65 million at March 31, 2015 was unchanged from September 30, 2014.  The recorded amount of the CDI decreased $3,000, or 100.0%, to none at March 31, 2015 from $3,000 at September 30, 2014.  The decrease was due to scheduled amortization of the CDI.

Deposits: Deposits increased by $28.16 million, or 4.6%, to $643.27 million at March 31, 2015 from $615.12 million at September 30, 2014.  The increase was primarily a result of a $11.06 million increase in non-interest bearing accounts, an $8.58 million increase in savings accounts, a $7.70 million increase in N.O.W. checking accounts and a $2.80 million increase in money market accounts. These increases were partially offset by a $1.99 million decrease in certificates of deposit accounts.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 25% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At March 31, 2015 FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in fiscal 2017 which bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at March 31, 2015 and September 30, 2014.

Shareholders’ Equity:  Total shareholders’ equity increased by $2.65 million, or 3.2%, to $85.42 million at March 31, 2015 from $82.78 million at September 30, 2014.  The increase was primarily due to net income of $3.18 million for the six months ended March 31, 2015, which was partially offset by the payment of $775,000 in dividends on the Company's common stock.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2015 and 2014

Net income increased $292,000, or 25.2%, to $1.45 million for the quarter ended March 31, 2015 from $1.16 million for the quarter ended March 31, 2014. Net income to common shareholders increased $292,000 or 25.2%, to $1.45 million for the quarter ended March 31, 2015 from $1.16 million for the quarter ended March 31, 2014. Net income per diluted common share increased $0.05, or 31.3%, to $0.21 for the quarter ended March 31, 2015 from $0.16 for the quarter ended March 31, 2014. The increase in net income was primarily due to increases in non-interest income and, to a lesser extent, net interest income and a decrease in non-interest expense.

Net income increased $408,000, or 14.7%, to $3.18 million for the six months ended March 31, 2015 from $2.77 million for the six months ended March 31, 2014. Net income to common shareholders increased $614,000, or 23.9%, to $3.18 million for the six months ended March 31, 2015 from $2.56 million for the six months ended March 31, 2014. Net income per diluted common share increased $0.08, or 21.6%, to $0.45 for the six months ended March 31, 2015 from $0.37 for the six months ended March 31, 2014. The increase in net income was primarily due increases in net interest income and, to a lesser extent, non-interest income and a decrease in non-interest expense.

For the six months ended March 31, 2014 net income available to common shareholders was net of a dividend accrual and discount accretion related to the Series A Preferred Stock of $206,000, or approximately $0.03 per diluted common share. These preferred stock adjustments were not required in the six months ended March 31, 2015 due to the redemption of the remaining Series A Preferred Stock in December 2013.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $130,000, or 2.0%, to $6.57 million for the quarter ended March 31, 2015 from $6.44 million for the quarter ended March 31, 2014.  The net interest margin decreased to 3.69% for the quarter ended March 31, 2015 from 3.85% for the quarter ended March 31, 2014 primarily due to a decrease in the average yield on interest-bearing assets.

Total interest and dividend income increased by $115,000, or 1.6%, to $7.53 million for the quarter ended March 31, 2015 from $7.41 million for the quarter ended March 31, 2014 primarily due to $43.49 million increase in the average balance of total interest-bearing assets to $712.12 million from $668.63 million, which was partially offset by a decrease in the average yield on interest-bearing assets to 4.23% from 4.43%. Total interest expense decreased by $15,000, or 1.5%, to $960,000 for the quarter ended March 31, 2015 from $975,000 for the quarter ended March 31, 2014 as the average rate paid on interest-bearing liabilities decreased to 0.69% for the quarter ended March 31, 2015 from 0.72% for the quarter ended March 31, 2014, and the average balance of interest-bearing liabilities increased by $15.68 million.  The decrease in funding costs was primarily a result of CDs repricing at lower market rates.

Net interest income increased by $373,000, or 2.9%, to $13.27 million for the six months ended March 31, 2015 from $12.90 million for the six months ended March 31, 2014. The net interest margin for the six months ended March 31, 2015 decreased to 3.78% from 3.81% for the six months ended March 31, 2014.

Total interest and dividend income increased by $320,000, or 2.1%, to $15.21 million for the six months ended March 31, 2015 from $14.89 million for the six months ended March 31, 2014 primarily due to a $25.24 million increase in the average balance of total interest-bearing assets to $701.66 million from $676.42 million, which was partially offset by a decrease in the average yield on interest-bearing assets to 4.34% for the six months ended March 31, 2015 from 4.40% for the six months ended March 31, 2014. Total interest expense decreased by $53,000, or 2.7%, to $1.94 million for the six months ended March 31, 2015 from $2.00 million for the six months ended March 31, 2014 as the average rate paid on interest bearing liabilities decreased to 0.70% for the six months ended March 31, 2015 from 0.72% for the six months ended March 31, 2014.

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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$592,000	$7,352	4.97%	$568,448	$7,255	5.10%
Investment securities (2)	5,679	55	3.87	6,497	64	3.94
Dividends from mutual funds and FHLB stock	6,144	6	0.39	6,355	6	0.45
Interest-bearing deposits	108,298	114	0.42	87,328	87	0.40
Total interest-bearing assets	712,121	7,527	4.23	668,628	7,412	4.43
Non-interest-bearing assets	58,224			63,885
Total assets	$770,345			$732,513

Interest-bearing liabilities:
Savings accounts	$100,997	13	0.05	$94,478	11	0.05
Money market accounts	92,683	61	0.26	91,216	60	0.27
N.O.W. checking accounts	165,314	109	0.26	157,312	113	0.29
Certificates of deposit	162,446	312	0.76	162,750	330	0.85
Long-term borrowings (3)	45,000	465	4.19	45,000	461	4.15
Total interest-bearing liabilities	566,440	960	0.69	550,756	975	0.72
Non-interest-bearing liabilities	119,269			102,260
Total liabilities	685,709			653,016
Shareholders' equity	84,636			79,497
Total liabilities and
shareholders' equity	$770,345			$732,513

Net interest income		$6,567			$6,437

Interest rate spread			3.54%			3.72%
Net interest margin (4)			3.69%			3.85%
Ratio of average interest-bearing assets to average interest-bearing liabilities			125.72%			121.40%

	Six Months Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$586,853	$14,861	5.06%	$565,541	$14,573	5.15%
Investment securities (2)	6,383	120	3.76	6,123	124	4.05
Dividends from mutual funds and FHLB stock	6,170	13	0.42	6,377	15	0.47
Interest-bearing deposits	102,258	219	0.43	98,381	181	0.37
Total interest-bearing assets	701,664	15,213	4.34	676,422	14,893	4.40
Non-interest-bearing assets	—			61,669
Total assets	$701,664			$738,091

Interest-bearing liabilities:
Savings accounts	$91,455	25	0.05	$96,161	23	0.05
Money market accounts	98,801	123	0.25	91,320	123	0.27
N.O.W. checking accounts	162,374	220	0.27	156,130	226	0.29
Certificates of deposit	162,734	636	0.78	166,311	692	0.83
Long-term borrowings (3)	45,000	940	4.19	45,000	933	4.16
Total interest-bearing liabilities	560,364	1,944	0.70	554,922	1,997	0.72
Non-interest-bearing liabilities	—			99,044
Total liabilities	560,364			653,966
Shareholders' equity	—			84,125
Total liabilities and
shareholders' equity	$560,364			$738,091

Net interest income		$13,269			$12,896

Interest rate spread			3.64%			3.68%
Net interest margin (4)			3.78%			3.81%
Ratio of average interest-bearing assets to average interest-bearing liabilities			125.22%			121.89%

_______________

(1)	Interest yield on loans and investment securities is calculated assuming a 30/360 basis; interest yield on all other categories is based on 365/365 interest basis.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

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

	Three months ended March 31, 2015 compared to three months ended March 31, 2014 increase (decrease) due to			Six months ended March 31, 2015 compared to six months ended March 31, 2014 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$(198)	$295	$97	$(25)	$313	$288
Investment securities	(1)	(8)	(9)	(4)	—	(4)
Dividends from mutual funds and FHLB stock	—	—	—	(2)	—	(2)
Interest-bearing deposits	5	22	27	31	7	38
Total net (decrease) increase in income on interest-bearing assets	(194)	309	115	—	320	320

Interest-bearing liabilities:
Savings accounts	1	1	2	2	—	2
N.O.W. checking accounts	(11)	7	(4)	(8)	2	(6)
Money market accounts	—	1	1	(4)	4	—
Certificates of deposit accounts	(18)	—	(18)	(37)	(19)	(56)
Long term FHLB borrowings	4	—	4	7	—	7
Total net increase (decrease) in expense on interest-bearing liabilities	(24)	9	(15)	(40)	(13)	(53)

Net (decrease) increase in net interest income	$(170)	$300	$130	$40	$333	$373
(1) Includes loans originated for sale.

Provision for Loan Losses:  There was no provision for loan losses for the quarters ended March 31, 2015 and 2014.  There were net recoveries for the quarter ended March 31, 2015 of $60,000 compared to net recoveries of $4,000 for the quarter ended March 31, 2014.

There was no provision for loan losses for the six months ended March 31, 2015 and 2014. Net charge-offs for the six months ended March 31, 2015 were $45,000 compared to $387,000 for the six months ended March 31, 2014.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $10.38 million at March 31, 2015 (1.75% of loans receivable and loans held for sale and 95% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at March 31, 2015 was $2.68 million compared to $2.89 million at March 31, 2014.  The allowance for loan losses was $10.75 million (1.90% of loans receivable and loans held for sale and 85% of non-performing loans) at March 31, 2014.

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

Non-interest Income: Total non-interest income increased $201,000, or 10.0%, to $2.21 million for the quarter ended March 31, 2015 from $2.01 million for the quarter ended March 31, 2014. The increase in non-interest income was primarily due to a $176,000 increase in gain on sale of loans and a $70,000 increase in ATM and debit card interchange transaction fees, which was partially offset by a $90,000 reduction in the net recoveries on investment securities and a $31,000 decrease in service charges on deposits. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate on-to four family loans sold during the current quarter. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions. The decrease in service charges on deposits was primarily due to a decreased number of checking account overdrafts.

Total non-interest income increased $130,000, or 3.1%, to $4.34 million for the six months ended March 31, 2015 from $4.21 million for the six months ended March 31, 2014. This increase in non-interest income was primarily due to a $115,000 increase in ATM and debit card interchange transaction fees and a $110,000 increase in gain on sale of loans and smaller increases in several other categories, which was partially offset by a $137,000 decrease in service charges on deposits.

Non-interest Expense:  Total non-interest expense decreased by $100,000, or 1.5%, to $6.65 million for the quarter ended March 31, 2015 from $6.75 million for the quarter ended March 31, 2014.  The decreased expenses were primarily due to a $150,000 decrease in salaries and employee benefit expense, a $103,000 decrease in ATM and debit card interchange fee expense, a $62,000 decrease in loan administration and foreclosure expense and smaller decreases in several other categories. These decreases were partially offset by a $142,000 increase in data processing and telecommunications expense and a $104,000 increase in premises and equipment expense. The decrease in salaries and employee benefit expense was primarily due to an increase in loan originations and a decrease in overtime expense. Under GAAP, the portion of a loan origination fee that is attributable to the estimated employee costs to generate the loan is recorded as a reduction of salaries and employee benefits expense. With the increase in loan originations, the loan originations fees that reduced salaries and employee benefit expense increased by $96,000. The decrease in ATM and debit card interchange fee expense was primarily related to the Company's conversion to MasterCard from Visa for its ATM and debit card platform. The decrease in loan administration and foreclosure expense was primarily due to a reduction of the number loans in foreclosure. The increase in data processing and telecommunications expense was primarily due to upgrading data line capacity and higher data processing and internet banking costs based on usage and asset size. The increase in premises and equipment expense was primarily due to increased depreciation expense from capitalized technology equipment implemented during the past twelve months, increased equipment maintenance expense and increased real estate taxes.

Total non-interest expense decreased $67,000, or 0.5%, to $12.93 million for the six months ended March 31, 2015 from $13.00 million for the six months ended March 31, 2014. The decreased expenses were primarily due to a $133,000 decrease in salaries and employee benefit expense, a $130,000 decrease in OREO and other repossessed assets expense and a $129,000 decrease in loan administration and foreclosure expense. These decreases were partially offset by a $191,000 increase in data processing and telecommunications expense and a $136,000 increase in premises and equipment expense.

Provision for Federal Income Taxes: The provision for federal income taxes increased by $139,000, or 25.9%, to $676,000 for the quarter ended March 31, 2015 from $537,000 for the quarter ended March 31, 2014, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 31.78% for the quarter ended March 31, 2015 and 31.66% for the quarter ended March 31, 2014.

The provision for federal income taxes increased by $162,000, or 12.1%, to $1.50 million for the six months ended March 31, 2015 from $1.34 million for the six months ended March 31, 2014. The Company's effective tax rate was 32.08% for the six months ended March 31, 2015 and 32.59% for the six months ended March 31, 2014.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2015, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 18.81%.

The Company’s total cash and cash equivalents increased by $9.74 million, or 13.5% to $82.09 million at March 31, 2015 from $72.35 million at September 30, 2014. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At March 31, 2015 the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 25% of total assets, limited by available collateral. The Bank also has a Variable Amount Letter of Credit ("VLOC") of up to $8 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the VLOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At March 31, 2015, the Bank had $45 million in advances outstanding and $8 million pledged under the VLOC, which left $133.14 million available for additional borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At March 31, 2015, the Bank had $43.75 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10 million overnight borrowing line with PCBB. At March 31, 2015, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At March 31, 2015, the Bank had loan commitments totaling $60.70 million and undisbursed construction loans in process totaling $35.99 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from March 31, 2015 totaled $99.5 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At March 31, 2015, the Bank had $3.19 million in brokered CDs.

Capital Resources

Timberland Bank, as a state-chartered, federally insured savings bank, is subject to the capital requirements established by the FDIC.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital adequacy requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital.

The Bank is now subject to new capital requirements adopted by the FDIC, which create a new required ratio for common equity Tier 1 ("CET1") capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purpose of meeting these various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that if undertaken, could have a direct material effect on the Company's financial statements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements are a ratio of CET1 capital to total risk-weighted assets (the "CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income, which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of our asset size, we are not required to follow the advance approach and have elected to take the one-time option of deciding in the first quarter of calendar year 2015 to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days or more past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable (currently set at 0%); and a 250% risk weight (up from 100%) for mortgage servicing and deferred tax assets that are not deducted from capital.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained earnings that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based capital ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a Tier 1 leverage capital ratio of 5.0% (unchanged).

At March 31, 2015, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at March 31, 2015 under the regulations of the FDIC.

The following table compares the Bank’s actual capital amounts at March 31, 2015 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$78,769	10.29%	$30,622	4.00%	$38,277	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	78,769	13.51	26,232	4.50	37,890	6.50

Tier 1 capital	78,769	13.51	34,975	6.00	46,634	8.00

Total capital	86,096	14.77	46,634	8.00	58,292	10.00

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2015, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of March 31, 2015 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$81,466	10.63%

Risk-based Capital Ratios:
Common equity tier 1 capital	81,466	13.97

Tier 1 capital	81,466	13.97

Total capital	88,795	15.23

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014
PERFORMANCE RATIOS:
Return on average assets (1)	0.75%	0.63%	0.84%	0.75%
Return on average equity (1)	6.86%	5.83%	7.57%	6.59%
Net interest margin (1)	3.69%	3.85%	3.78%	3.81%
Efficiency ratio	75.78%	79.93%	73.43%	75.98%

	At March 31, 2015	At September 30, 2014	At March 31, 2014
BOOK VALUES:
Book value per common share	$12.11	$11.75	$11.36
Tangible book value per common share (2)	11.31	10.94	10.55
______________________

(1)	Annualized

(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Table of Contents

There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2014.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2015 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds
    Not applicable.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Warrant to purchase shares of Company’s common stock dated December 23, 2008 (2)
4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (2)
10.1	Employee Severance Compensation Plan, as revised (4)
10.2	Employee Stock Ownership Plan (4)
10.3	1999 Stock Option Plan (5)
10.4	Management Recognition and Development Plan (5)
10.5	2003 Stock Option Plan (6)
10.6	Form of Incentive Stock Option Agreement (7)
10.7	Form of Non-qualified Stock Option Agreement (7)
10.8	Form of Management Recognition and Development Award Agreement (7)
10.9	Employment Agreement with Michael R. Sand (8)
10.10	Employment Agreement with Dean J. Brydon (8)
10.11	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders' Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (9)

_________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333- 35817).

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on April 29, 2010.

(4)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant’s Current Report on Form 8-K dated April 13, 2007.

(5)	Incorporated by reference to the Registrant’s 1999 Annual Meeting Proxy Statement dated December 15, 1998.

(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

(9)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

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

Timberland Bancorp, Inc.

Date: May 8, 2015	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2015	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.