Form 10-Q/A
period 2015-03-31
TIMBERLAND BANCORP INC
filed 2015-06-01
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) is being filed by Timberland Bancorp, Inc. (“Company”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the Securities and Exchange Commission on May 8, 2015 (the “Original Filing”). This Amendment is being filed solely to revise the Average Balances, Interest and Yields/Cost table for the six months ended March 31, 2015 and 2014 (the “Table”) on page 44 of the Original Filing included in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Operations. The Company determined that several numbers in the Table included in the Original Filing were inadvertently represented as zeros. The Amendment is being filed to incorporate the corrections to the Table. Except for the foregoing, the Original Filing remains unchanged.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

This Amendment does not reflect any events that may have occurred subsequent to the Original Filing on May 8, 2015, nor does it modify or otherwise update in any way the disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing.

PART I.    FINANCIAL INFORMATION

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

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$592,000	$7,352	4.97%	$568,448	$7,255	5.10%
Investment securities (2)	5,679	55	3.87	6,497	64	3.94
Dividends from mutual funds and FHLB stock	6,144	6	0.39	6,355	6	0.45
Interest-bearing deposits	108,298	114	0.42	87,328	87	0.40
Total interest-bearing assets	712,121	7,527	4.23	668,628	7,412	4.43
Non-interest-bearing assets	58,224			63,885
Total assets	$770,345			$732,513

Interest-bearing liabilities:
Savings accounts	$100,997	13	0.05	$94,478	11	0.05
Money market accounts	92,683	61	0.26	91,216	60	0.27
N.O.W. checking accounts	165,314	109	0.26	157,312	113	0.29
Certificates of deposit	162,446	312	0.76	162,750	330	0.85
Long-term borrowings (3)	45,000	465	4.19	45,000	461	4.15
Total interest-bearing liabilities	566,440	960	0.69	550,756	975	0.72
Non-interest-bearing liabilities	119,269			102,260
Total liabilities	685,709			653,016
Shareholders' equity	84,636			79,497
Total liabilities and
shareholders' equity	$770,345			$732,513

Net interest income		$6,567			$6,437

Interest rate spread			3.54%			3.72%
Net interest margin (4)			3.69%			3.85%
Ratio of average interest-bearing assets to average interest-bearing liabilities			125.72%			121.40%

	Six Months Ended March 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$586,853	$14,861	5.06%	$565,541	$14,573	5.15%
Investment securities (2)	6,383	120	3.76	6,123	124	4.05
Dividends from mutual funds and FHLB stock	6,170	13	0.42	6,377	15	0.47
Interest-bearing deposits	102,258	219	0.43	98,381	181	0.37
Total interest-bearing assets	701,664	15,213	4.34	676,422	14,893	4.40
Non-interest-bearing assets	59,072			61,669
Total assets	$760,736			$738,091

Interest-bearing liabilities:
Savings accounts	$91,455	25	0.05	$96,161	23	0.05
Money market accounts	98,801	123	0.25	91,320	123	0.27
N.O.W. checking accounts	162,374	220	0.27	156,130	226	0.29
Certificates of deposit	162,734	636	0.78	166,311	692	0.83
Long-term borrowings (3)	45,000	940	4.19	45,000	933	4.16
Total interest-bearing liabilities	560,364	1,944	0.70	554,922	1,997	0.72
Non-interest-bearing liabilities	116,412			99,044
Total liabilities	676,776			653,966
Shareholders' equity	83,960			84,125
Total liabilities and
shareholders' equity	$760,736			$738,091

Net interest income		$13,269			$12,896

Interest rate spread			3.64%			3.68%
Net interest margin (4)			3.78%			3.81%
Ratio of average interest-bearing assets to average interest-bearing liabilities			125.22%			121.89%

_______________

(1)	Interest yield on loans and investment securities is calculated assuming a 30/360 basis; interest yield on all other categories is based on 365/365 interest basis.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

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

PART II.   OTHER INFORMATION
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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders' Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (10)*

_________________
*    Previously filed with the Original Filing.

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

Timberland Bancorp, Inc.

Date: June 1, 2015	By: /s/Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act