Form 10-Q
period 2015-06-30
TIMBERLAND BANCORP INC
filed 2015-08-05
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JULY 31, 2015
Common stock, $.01 par value	7,053,636

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2015 and September 30, 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2015	September 30, 2014
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$13,800	$11,818
Interest-bearing deposits in banks	62,373	60,536
Total cash and cash equivalents	76,173	72,354

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	47,053	35,845
Investment securities - held to maturity, at amortized cost (estimated fair value $8,958 and $6,274)	8,018	5,298
Investment securities - available for sale	1,401	2,857
Federal Home Loan Bank of Des Moines (“FHLB”) stock	2,699	5,246

Loans receivable	604,843	575,280
Loans held for sale	3,835	899
Less: Allowance for loan losses	(10,467)	(10,427)
Net loans receivable	598,211	565,752

Premises and equipment, net	17,083	17,679
Other real estate owned (“OREO”) and other repossessed assets, net	8,063	9,092
Accrued interest receivable	2,132	1,910
Bank owned life insurance (“BOLI”)	18,034	17,632
Goodwill	5,650	5,650
Core deposit intangible (“CDI”)	—	3
Mortgage servicing rights (“MSRs”)	1,469	1,684
Other assets	3,801	4,563
Total assets	$789,787	$745,565

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$122,133	$106,417
Interest-bearing	532,585	508,699
Total deposits	654,718	615,116

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	2,779	2,671
Total liabilities	702,497	662,787
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2015 and September 30, 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30, 2015	September 30, 2014
Shareholders’ equity
Common stock, $.01 par value; 50,000,000 shares authorized; 7,053,636 shares issued and outstanding - June 30, 2015 7,047,336 shares issued and outstanding - September 30, 2014	$10,948	$10,773
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(992)	(1,190)
Retained earnings	77,673	73,534
Accumulated other comprehensive loss	(339)	(339)
Total shareholders’ equity	87,290	82,778
Total liabilities and shareholders’ equity	$789,787	$745,565
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2015 and 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income

Loans receivable	$7,756	$7,238	$22,617	$21,811
Investment securities	59	66	179	190
Dividends from mutual funds and FHLB stock	7	6	21	21
Interest-bearing deposits in banks	125	87	343	268
Total interest and dividend income	7,947	7,397	23,160	22,290

Interest expense

Deposits	492	498	1,496	1,562
FHLB advances	471	466	1,411	1,399
Total interest expense	963	964	2,907	2,961

Net interest income	6,984	6,433	20,253	19,329

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	6,984	6,433	20,253	19,329

Non-interest income

Recoveries (other than temporary impairment “OTTI”) on investment securities	—	(38)	—	49
Adjustment for portion of OTTI (transferred from) recorded as other comprehensive income (loss) before income taxes	(4)	29	(5)	29
Net recoveries (OTTI) on investment securities	(4)	(9)	(5)	78

Gain (loss) on sale of investment securities available for sale, net	—	—	45	(32)
Service charges on deposits	899	921	2,635	2,795
ATM and debit card interchange transaction fees	691	611	1,964	1,769
BOLI net earnings	133	134	401	392
Gain on sales of loans, net	514	241	1,098	714
Escrow fees	57	45	155	111
Fee income from non-deposit investment sales	26	14	38	58
Other	207	159	529	439
Total non-interest income, net	2,523	2,116	6,860	6,324

 See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2015 and 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Non-interest expense
Salaries and employee benefits	$3,196	$3,325	$9,877	$10,138
Premises and equipment	763	759	2,239	2,099
Gain on sale of premises and equipment, net	(299)	(5)	(299)	(5)
Advertising	169	187	529	537
OREO and other repossessed assets, net	193	240	617	795
ATM and debit card interchange transaction fees	336	207	929	791
Postage and courier	104	122	322	329
Amortization of CDI	—	29	3	87
State and local taxes	189	123	426	361
Professional fees	207	196	606	590
Federal Deposit Insurance Corporation ("FDIC") insurance	142	158	449	479
Other insurance	28	34	103	113
Loan administration and foreclosure	88	129	207	377
Data processing and telecommunications	449	399	1,299	1,058
Deposit operations	220	146	615	569
Other	435	381	1,225	1,107
Total non-interest expense	6,220	6,430	19,147	19,425

Income before federal income taxes	3,287	2,119	7,966	6,228

Provision for federal income taxes	1,128	685	2,629	2,024
Net income	2,159	1,434	5,337	4,204

Preferred stock dividends	—	—	—	(136)
Preferred stock discount accretion	—	—	—	(70)
Net income to common shareholders	$2,159	$1,434	$5,337	$3,998

Net income per common share
Basic	$0.31	$0.21	$0.77	$0.58
Diluted	$0.31	$0.20	$0.76	$0.57

Weighted average common shares outstanding
Basic	6,902,067	6,857,149	6,897,381	6,855,811
Diluted	7,071,221	7,033,713	7,068,821	7,015,155

Dividends paid per common share	$0.06	$0.04	$0.17	$0.11

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net income	$2,159	$1,434	$5,337	$4,204
Other comprehensive income (loss), net of income taxes:
Unrealized holding loss on investment securities available for sale, net of income taxes	(14)	(8)	(39)	(59)
Change in OTTI on investment securities held to maturity, net of income taxes:
Additional amount recovered related to credit loss for which OTTI was previously recognized	7	11	8	11
Amount reclassified to credit loss for previously recorded market loss	3	8	4	8
Accretion of OTTI on investment securities held to maturity, net of income taxes	12	14	27	38

Total other comprehensive income (loss), net of income taxes	8	25	—	(2)

Total comprehensive income	$2,167	$1,459	$5,337	$4,202

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2015 and the year ended September 30, 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2013	12,065	7,045,036	$11,936	$10,570	$(1,454)	$68,998	$(362)	$89,688

Net income	—	—	—	—	—	5,850	—	5,850
Accretion of preferred stock discount	—	—	70	—	—	(70)	—	—
Redemption of preferred stock	(12,065)	—	(12,006)	—	—	(59)	—	(12,065)
Exercise of stock options	—	5,000	—	23	—	—	—	23
Forfeiture of MRDP (1) shares	—	(2,700)	—	—	—	—	—	—
5% preferred stock dividends	—	—	—	—	—	(58)	—	(58)
Common stock dividends ($0.16 per common share)	—	—	—	—	—	(1,127)	—	(1,127)
Earned ESOP shares, net of tax	—	—	—	64	264	—	—	328
MRDP compensation expense, net of tax	—	—	—	4	—	—	—	4
Stock option compensation expense	—	—	—	112	—	—	—	112
Unrealized holding loss on investment securities available for sale, net of tax	—	—	—	—	—	—	(63)	(63)
Change in OTTI on investment securities held to maturity, net of tax	—	—	—	—	—	—	34	34
Accretion of OTTI on investment securities held to maturity, net of tax	—	—	—	—	—	—	52	52

Balance, September 30, 2014	—	7,047,336	—	10,773	(1,190)	73,534	(339)	82,778

Net income	—	—	—	—	—	5,337	—	5,337
Exercise of stock options	—	6,300	—	30	—	—	—	30
Common stock dividends ($0.17 per common share)	—	—	—	—	—	(1,198)	—	(1,198)
Earned ESOP shares, net of tax	—	—	—	54	198	—	—	252
Stock option compensation expense	—	—	—	91	—	—	—	91
Unrealized holding loss on investment securities available for sale, net of tax	—	—	—	—	—	—	(39)	(39)
Change in OTTI on securities held to maturity, net of tax	—	—	—	—	—	—	12	12
Accretion of OTTI on investment securities held to maturity, net of tax	—	—	—	—	—	—	27	27

Balance, June 30, 2015	—	7,053,636	$—	$10,948	$(992)	$77,673	$(339)	$87,290
__________________________
(1) 1998 Management Recognition and Development Plan (“MRDP”).

See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$5,337	$4,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,014	886
Deferred federal income taxes	231	—
Amortization of CDI	3	87
Earned ESOP shares	198	198
MRDP compensation expense	—	2
Stock option compensation expense	89	76
Stock option tax effect less excess tax benefit	1	—
Gain on sales of OREO and other repossessed assets, net	(109)	(185)
Provision for OREO losses	490	491
Gain on sale of premises and equipment, net	(299)	(5)
BOLI net earnings	(401)	(392)
Gain on sales of loans, net	(1,098)	(714)
Net change in deferred loan origination fees	323	(23)
Net OTTI (recoveries) on investment securities	5	(78)
(Gain) loss on sale of investment securities available for sale, net	(45)	32
Amortization of MSRs	40	—
Loans originated for sale	(39,299)	(22,177)
Proceeds from sales of loans	37,461	23,301
Net change in accrued interest receivable and other assets	439	559
Net change in other liabilities and accrued expenses	108	(29)
Net cash provided by operating activities	4,488	6,233

Cash flows from investing activities
Net increase in CDs held for investment	(11,208)	(2,294)
Proceeds from sale of investment securities available for sale	1,220	856
Proceeds from maturities and prepayments of investment securities available for sale	224	288
Purchase of investment securities held to maturity	(2,988)	(3,003)
Proceeds from maturities and prepayments of investment securities held to maturity	364	424
Redemption of FHLB stock	2,547	153
Increase in loans receivable, net	(31,414)	(14,834)
Additions to premises and equipment	(584)	(1,021)
Proceeds from sale of premises and equipment	465	37
Proceeds from sales of OREO and other repossessed assets	2,216	5,098
Net cash used in investing activities	(39,158)	(14,296)
See notes to unaudited condensed consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2015 and 2014
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2015	2014
Cash flows from financing activities
Increase (decrease) in deposits, net	$39,602	$(9,630)
ESOP tax effect	54	46
Proceeds from exercise of stock options	29	16
Stock option excess tax benefit	1	—
Issuance of common stock	1	—
Redemption of preferred stock	—	(12,065)
Dividends paid	(1,198)	(833)
Net cash provided by (used in) financing activities	38,489	(22,466)

Net increase (decrease) in cash and cash equivalents	3,819	(30,529)
Cash and cash equivalents
Beginning of period	72,354	94,496
End of period	$76,173	$63,967

Supplemental disclosure of cash flow information
Income taxes paid	$2,630	$2,108
Interest paid	2,917	2,987

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$1,568	$5,665
Other comprehensive loss related to investment securities	—	38
Loans originated to facilitate the sale of OREO	—	809

See notes to unaudited condensed consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Condensed Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited condensed consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2014 (“2014 Form 10-K”).  The unaudited condensed consolidated results of operations for the nine months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2015.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2015 presentation with no change to net income or total shareholders’ equity previously reported.

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

(3) INVESTMENT SECURITIES
Held to maturity and available for sale investment securities have been classified according to management’s intent and are as follows as of June 30, 2015 and September 30, 2014 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2015
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$873	$25	$(2)	$896
Private label residential	1,141	913	(5)	2,049
U.S. treasury and U.S government agency securities	6,004	32	(23)	6,013
Total	$8,018	$970	$(30)	$8,958

Available for sale
MBS:
U.S. government agencies	$404	$35	$(1)	$438
Mutual funds	1,000	—	(37)	963
Total	$1,404	$35	$(38)	$1,401

September 30, 2014
Held to maturity
MBS:
U.S. government agencies	$1,002	$32	$(2)	$1,032
Private label residential	1,280	965	(7)	2,238
U.S. government agency securities	3,016	1	(13)	3,004
Total	$5,298	$998	$(22)	$6,274

Available for sale
MBS:
U.S. government agencies	$1,801	$100	$(2)	$1,899
Mutual funds	1,000	—	(42)	958
Total	$2,801	$100	$(44)	$2,857

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of June 30, 2015 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$—	$—	—	$66	$(2)	5	$66	$(2)
Private label residential	1	—	3	178	(5)	11	179	(5)
U.S. treasury and U.S. government agency securities	2,965	(23)	1	—	—	—	2,965	(23)
Total	$2,966	$(23)	4	$244	$(7)	16	$3,210	$(30)

Available for sale
MBS:
U.S. government agencies	$1	$—	2	$50	$(1)	2	$51	$(1)
Mutual Funds	—	—	—	963	(37)	1	963	(37)
Total	$1	$—	2	$1,013	$(38)	3	$1,014	$(38)

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of September 30, 2014 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$—	$—	—	$76	$(2)	8	$76	$(2)
Private label residential	9	—	1	188	(7)	11	197	(7)
U.S. government agency securities	2,989	(13)	1	—	—	—	2,989	(13)
Total	$2,998	$(13)	2	$264	$(9)	19	$3,262	$(22)

Available for sale
MBS:
U.S. government agencies	$19	$—	1	$40	$(2)	1	$59	$(2)
Mutual funds	—	—	—	958	(42)	1	958	(42)
Total	$19	$—	1	$998	$(44)	2	$1,017	$(44)

The Company has evaluated these securities and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of June 30, 2015, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of June 30, 2015 and September 30, 2014:

	Range		Weighted
	Minimum	Maximum	Average
June 30, 2015
Constant prepayment rate	6.00%	15.00%	10.38%
Collateral default rate	0.22%	18.51%	6.78%
Loss severity rate	5.41%	68.54%	44.17%

September 30, 2014
Constant prepayment rate	6.00%	15.00%	10.59%
Collateral default rate	0.01%	22.34%	7.41%
Loss severity rate	0.16%	75.17%	45.81%

The following tables present the OTTI for the three and nine months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total (OTTI) recoveries	$—	$—	$(38)	$—
Adjustment for portion recorded as (transfered from) other comprehensive income (loss) before income taxes (1)	(4)	—	29	—
Net (OTTI) recoveries recognized in earnings (2)	$(4)	$—	$(9)	$—

	Nine Months Ended June 30, 2015		Nine Months Ended June 30, 2014
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total (OTTI) recoveries	$—	$—	$49	$—
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before income taxes (1)	(5)	—	29	—
Net (OTTI) recoveries recognized in earnings (2)	$(5)	$—	$78	$—

________________________

(1)	Represents (OTTI) recoveries related to all other factors or (OTTI) recoveries related to credit losses transferred from OCI.

(2)	Represents net recoveries (OTTI) related to credit losses.

The following table presents a roll-forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings and the remaining impairment loss related to all other factors recognized in other comprehensive income (loss) for the nine months ended June 30, 2015 and 2014 (in thousands):

	Nine Months Ended June 30,
	2015	2014
Beginning balance of credit loss	$1,654	$2,084
Additions:
Credit losses for which OTTI was not previously recognized	—	2
Additional increases to the amount related to credit loss for which OTTI was previously recognized	5	13
Subtractions:
Realized losses previously recorded as credit losses	(58)	(535)
Recovery of prior credit loss	—	90
Ending balance of credit loss	$1,601	$1,654

There was no realized gain on the sale of investment securities for the three months ended June 30, 2015, and there was a $45,000 realized gain on the sale of investment securities for the nine months ended June 30, 2015. There was no realized loss on the sale of investment securities for the three months ended June 30, 2014, and there was a $32,000 realized loss on the sale of investment securities for the nine months ended June 30, 2014. During the three months ended June 30, 2015, the Company recorded a net $20,000 realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2015, the Company recorded a net $58,000 realized loss (as a result of securities being deemed worthless) on 14 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended June 30, 2014, the Company recorded a $40,000 realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2014, the Company recorded a net $445,000 realized loss (as a result of securities being deemed worthless) on 15 held to maturity residential MBS and six available for sale MBS, of which the entire amount had previously been recognized as a credit loss.

The amortized cost of residential mortgage-backed and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral, retail repurchase agreements and other non-profit organization deposits totaled $7.31 million and $6.22 million at June 30, 2015 and September 30, 2014, respectively.

The contractual maturities of debt securities at June 30, 2015 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year to five years	6,006	6,015	13	13
Due after five to ten years	23	24	—	—
Due after ten years	1,989	2,919	391	425
Total	$8,018	$8,958	$404	$438

(4) GOODWILL

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

Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing a discounted cash flow income approach analysis, a public company market approach analysis, a merger and acquisition market approach analysis and a trading price market approach analysis in order to derive an enterprise value for the Company.

The discounted cash flow income approach analysis uses a reporting unit's projection of estimated operating results and cash flows and discounts them using a rate that reflects current market conditions. The projection uses management's estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Key assumptions used by the Company in its discounted cash flow model (income approach) included an annual loan growth rate that ranged from 3.00% to 3.60%, an annual deposit growth rate that ranged from 2.20% to 3.20% and a return on assets that ranged from 0.80% to 1.00%. In addition to the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 12.2% and the residual capitalization rate of 9.2%. The discount rate used was the cost of equity capital. The cost of equity capital was based on the capital asset pricing model ("CAPM"), modified to account for a small stock premium. The small stock premium represents the additional return required by investors for small stocks based on the 2015 Valuation Handbook - Guide to Cost of Capital. Beyond the approximate five-year forecast period, residual free cash flows were estimated to increase at a constant rate into perpetuity. These cash flows were converted to a residual value using an appropriate residual capitalization rate. The residual capitalization rate was equal to the discount rate minus the expected long-term growth rate of cash flows. Based on historical results, the economic climate, the outlook for the industry and management's expectations, a long-term growth rate of 3.0% was estimated.

The public company market approach analysis estimates the fair value by applying cash flow multiples to the reporting unit's operating performance. The multiples were derived from comparable publicly traded companies with operating and investment characteristics similar to those of the Company. Key assumptions used by the Company included the selection of comparable public companies and performance ratios. In applying the public company analysis, the Company selected nine publicly traded institutions based on similar lines of business, markets, growth prospects, risks and firm size. The performance ratios included price to earnings (last twelve months), price to earnings (current year to date), price to book value, price to tangible book value and price to deposits.

The merger and acquisition market approach analysis estimates the fair value by using merger and acquisition transactions involving companies that are similar in nature to the Company. Key assumptions used by the Company included the selection of comparable merger and acquisition transactions and the valuation ratios to be used. The analysis used banks located in Washington and Oregon that were acquired after January 1, 2013. The valuation ratios from these transactions for price to earnings and price to tangible book value were then used to derive an estimated fair value of the Company.

The trading price market approach analysis used the closing market price at May 29, 2015 of the Company's common stock, traded on the NASDAQ Global Market to determine the market value of total equity capital.

A key assumption used by the Company in the public company market approach analysis and the trading price market approach analysis was the application of a control premium. The Company's common stock is thinly traded and, therefore, management believes reflects a discount for illiquidity. In addition, the trading price of the Company's common stock reflects a minority interest value. To determine the fair market value of a majority interest in the Company's stock, premiums were calculated and applied to the indicated values. Therefore, a control premium was applied to the results of the discounted cash flow income approach analysis, the public company market approach analysis and the trading price market approach analysis because the initial value conclusion was based on minority interest transactions. Merger and acquisition studies were analyzed to conclude that the difference between the acquisition price and a company's stock price prior to acquisition indicates, in part, the price effect of a controlling interest. Based on the evaluation of mergers and acquisition studies, a control premium of 25% was used.

The Company performed its fiscal year 2015 goodwill impairment test during the quarter ended June 30, 2015 with the assistance of a third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2015 and the step one test concluded that the reporting unit's fair value was more than its recorded value and, therefore, step two of the analysis was not necessary. Accordingly, the recorded value of goodwill as of May 31, 2015 was not impaired.

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

As of June 30, 2015, management believed that there had been no events or changes in the circumstances since May 31, 2015 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale by portfolio segment consisted of the following at June 30, 2015 and September 30, 2014
(dollars in thousands):

	June 30, 2015		September 30, 2014
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$111,184	16.6%	$98,534	16.2%
Multi-family	50,587	7.6	46,206	7.6
Commercial	293,438	43.9	294,354	48.5
Construction and land development	109,678	16.4	68,479	11.3
Land	27,495	4.1	29,589	4.9
Total mortgage loans	592,382	88.6	537,162	88.5

Consumer loans:
Home equity and second mortgage	35,040	5.3	34,921	5.7
Other	4,711	0.7	4,699	0.8
Total consumer loans	39,751	6.0	39,620	6.5

Commercial business loans	36,288	5.4	30,559	5.0

Total loans receivable	668,421	100.0%	607,341	100.0%
Less:
Undisbursed portion of construction loans in process	(57,674)		(29,416)
Deferred loan origination fees	(2,069)		(1,746)
Allowance for loan losses	(10,467)		(10,427)

Total loans receivable, net	$598,211		$565,752
________________________
(1)    Includes loans held for sale.

Construction and Land Development Loan Portfolio Composition
The following table sets forth the composition of the Company’s construction and land development loan portfolio at June 30, 2015 and September 30, 2014 (dollars in thousands):

	June 30, 2015		September 30, 2014
	Amount	Percent	Amount	Percent
Custom and owner/builder	$62,579	57.1%	$59,752	87.3%
Speculative one- to four-family	5,205	4.8	2,577	3.8
Commercial real estate	18,924	17.2	3,310	4.8
Multi-family (including condominiums)	22,970	20.9	2,840	4.1
Total construction and land development loans	$109,678	100.0%	$68,479	100.0%

Allowance for Loan Losses
The following tables set forth information for the three and nine months ended June 30, 2015 and 2014 regarding activity in the allowance for loan losses by portfolio segment (in thousands):

	Three Months Ended June 30, 2015
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,596	$(236)	$44	$137	$1,453
Multi-family	302	11	—	3	316
Commercial	3,601	89	—	—	3,690
Construction – custom and owner/builder	475	2	—	—	477
Construction – speculative one- to four-family	64	15	—	—	79
Construction – commercial	37	185	—	—	222
Construction – multi-family	129	235	—	—	364
Land	2,753	(321)	24	21	2,429
Consumer loans:
Home equity and second mortgage	797	4	7	—	794
Other	190	(1)	3	1	187
Commercial business loans	438	17	—	1	456
Total	$10,382	$—	$78	$163	$10,467

	Nine Months Ended June 30, 2015
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,650	$(259)	$201	$263	$1,453
Multi-family	387	(74)	—	3	316
Commercial	4,836	(1,146)	—	—	3,690
Construction – custom and owner/builder	450	27	—	—	477
Construction – speculative one- to four-family	52	27	—	—	79
Construction – commercial	78	144	—	—	222
Construction – multi-family	25	339	—	—	364
Land	1,434	991	28	32	2,429
Consumer loans:
Home equity and second mortgage	879	(58)	27	—	794
Other	176	16	8	3	187
Commercial business loans	460	(7)	—	3	456
Total	$10,427	$—	$264	$304	$10,467

	Three Months Ended June 30, 2014
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,751	$213	$356	$42	$1,650
Multi-family	433	(31)	—	—	402
Commercial	5,168	(4)	—	—	5,164
Construction – custom and owner/builder	348	(15)	—	—	333
Construction – speculative one- to four-family	46	10	—	—	56
Construction – commercial	25	13	—	—	38
Construction – multi-family	—	(110)	—	125	15
Land	1,568	(83)	5	4	1,484
Consumer loans:
Home equity and second mortgage	868	(7)	—	—	861
Other	194	(4)	2	2	190
Commercial business loans	348	18	—	4	370
Total	$10,749	$—	$363	$177	$10,563

	Nine Months Ended June 30, 2014
	Beginning Allowance	Provision /(Credit)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,449	$987	$979	$193	$1,650
Multi-family	749	(347)	—	—	402
Commercial	5,275	348	463	4	5,164
Construction – custom and owner/builder	262	71	—	—	333
Construction – speculative one- to four-family	96	(40)	—	—	56
Construction – commercial	56	(18)	—	—	38
Construction – multi-family	—	(236)	—	251	15
Construction – land development	—	(287)	—	287	—
Land	1,940	(607)	260	411	1,484
Consumer loans:
Home equity and second mortgage	782	100	28	7	861
Other	200	(8)	4	2	190
Commercial business loans	327	37	14	20	370
Total	$11,136	$—	$1,748	$1,175	$10,563

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at June 30, 2015 and September 30, 2014 (in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2015
Mortgage loans:
One- to four-family	$467	$986	$1,453	$5,029	$106,155	$111,184
Multi-family	17	299	316	4,046	46,541	50,587
Commercial	195	3,495	3,690	12,290	281,148	293,438
Construction – custom and owner/builder	—	477	477	157	38,157	38,314
Construction – speculative one- to four-family	—	79	79	—	2,268	2,268
Construction – commercial	—	222	222	—	7,261	7,261
Construction – multi-family	—	364	364	—	4,161	4,161
Land	1,449	980	2,429	4,937	22,558	27,495
Consumer loans:
Home equity and second mortgage	152	642	794	669	34,371	35,040
Other	25	162	187	36	4,675	4,711
Commercial business loans	—	456	456	—	36,288	36,288
Total	$2,305	$8,162	$10,467	$27,164	$583,583	$610,747

September 30, 2014
Mortgage loans:
One- to four-family	$709	$941	$1,650	$7,011	$91,523	$98,534
Multi-family	39	348	387	3,317	42,889	46,206
Commercial	797	4,039	4,836	17,188	277,166	294,354
Construction – custom and owner/builder	—	450	450	—	34,553	34,553
Construction – speculative one- to four-family	—	52	52	—	1,204	1,204
Construction – commercial	—	78	78	—	2,887	2,887
Construction – multi-family	—	25	25	—	419	419
Land	300	1,134	1,434	5,158	24,431	29,589
Consumer loans:
Home equity and second mortgage	162	717	879	797	34,124	34,921
Other	—	176	176	3	4,696	4,699
Commercial business loans	—	460	460	—	30,559	30,559
Total	$2,007	$8,420	$10,427	$33,474	$544,451	$577,925

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

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators by portfolio segment at June 30, 2015 and September 30, 2014 (in thousands):

	Loan Grades
June 30, 2015	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$104,979	$937	$1,030	$4,238	$111,184
Multi-family	41,823	1,672	6,332	760	50,587
Commercial	272,952	8,080	6,680	5,726	293,438
Construction – custom and owner/builder	38,157	—	—	157	38,314
Construction – speculative one- to four-family	2,268	—	—	—	2,268
Construction – commercial	7,261	—	—	—	7,261
Construction – multi-family	4,161	—	—	—	4,161
Land	19,565	1,221	2,093	4,616	27,495
Consumer loans:
Home equity and second mortgage	33,006	636	406	992	35,040
Other	4,672	—	—	39	4,711
Commercial business loans	36,156	50	82	—	36,288
Total	$565,000	$12,596	$16,623	$16,528	$610,747

September 30, 2014
Mortgage loans:
One- to four-family	$90,340	$1,749	$1,045	$5,400	$98,534
Multi-family	37,336	1,697	6,410	763	46,206
Commercial	266,467	5,819	15,946	6,122	294,354
Construction – custom and owner/builder	34,553	—	—	—	34,553
Construction – speculative one- to four-family	1,204	—	—	—	1,204
Construction – commercial	2,887	—	—	—	2,887
Construction – multi-family	419	—	—	—	419
Land	21,084	114	3,586	4,805	29,589
Consumer loans:
Home equity and second mortgage	33,207	724	27	963	34,921
Other	4,657	39	—	3	4,699
Commercial business loans	30,355	112	92	—	30,559
Total	$522,509	$10,254	$27,106	$18,056	$577,925

The following tables present an age analysis of past due status of loans by portfolio segment at June 30, 2015 and September 30, 2014 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2015
Mortgage loans:
One- to four-family	$—	$162	$3,141	$48	$3,351	$107,833	$111,184
Multi-family	—	—	760	—	760	49,827	50,587
Commercial	—	884	462	—	1,346	292,092	293,438
Construction – custom and owner/builder	—	—	157	—	157	38,157	38,314
Construction – speculative one- to four- family	—	—	—	—	—	2,268	2,268
Construction – commercial	—	—	—	—	—	7,261	7,261
Construction – multi-family	—	—	—	—	—	4,161	4,161
Land	96	31	4,200	34	4,361	23,134	27,495
Consumer loans:
Home equity and second mortgage	32	—	374	406	812	34,228	35,040
Other	—	—	36	—	36	4,675	4,711
Commercial business loans	—	2	—	—	2	36,286	36,288
Total	$128	$1,079	$9,130	$488	$10,825	$599,922	$610,747

September 30, 2014
Mortgage loans:
One- to four-family	$—	$577	$4,376	$—	$4,953	$93,581	$98,534
Multi-family	—	—	—	—	—	46,206	46,206
Commercial	—	695	1,468	812	2,975	291,379	294,354
Construction – custom and owner/ builder	—	156	—	—	156	34,397	34,553
Construction – speculative one- to four- family	—	—	—	—	—	1,204	1,204
Construction – commercial	—	—	—	—	—	2,887	2,887
Construction – multi-family	—	—	—	—	—	419	419
Land	357	27	4,564	—	4,948	24,641	29,589
Consumer loans:
Home equity and second mortgage	62	44	498	—	604	34,317	34,921
Other	42	—	3	—	45	4,654	4,699
Commercial business loans	21	—	—	—	21	30,538	30,559
Total	$482	$1,499	$10,909	$812	$13,702	$564,223	$577,925
______________________
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

The following is a summary of information related to impaired loans by portfolio segment as of June 30, 2015 and for the three and nine months then ended (in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,388	$1,589	$—	$1,799	$2,249	$6	$18	$6	$18
Multi-family	760	1,613	—	760	380	3	3	3	3
Commercial	7,258	8,319	—	9,070	10,042	117	406	94	324
Construction – custom and owner/ builder	157	157	—	157	118	—	—	—	—
Land	627	1,075	—	736	895	4	21	3	16
Consumer loans:
Home equity and second mortgage	234	483	—	247	316	—	—	—	—
Other	—	500	—	—	1	—	—	—	—
Commercial business loans	—	7	—	—	—	—	—	—	—
Subtotal	10,424	13,743	—	12,769	14,001	130	448	106	361

With an allowance recorded:
Mortgage loans:
One- to four-family	3,641	3,641	467	4,097	4,181	31	112	23	85
Multi-family	3,286	3,286	17	3,291	3,301	47	135	35	100
Commercial	5,032	5,032	195	3,347	3,595	68	129	51	97
Construction – custom and owner/ builder	—	—	—	34	17	—	—	—	—
Land	4,310	4,310	1,449	4,212	4,145	10	22	8	18
Consumer loans:
Home equity and second mortgage	435	435	152	437	441	4	13	3	11
Other	36	36	25	37	19	—	—	—	—
Subtotal	16,740	16,740	2,305	15,455	15,699	160	411	120	311

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)

Total
Mortgage loans:
One- to four-family	$5,029	$5,230	$467	$5,896	$6,430	$37	$130	$29	$103
Multi-family	4,046	4,899	17	4,051	3,681	50	138	38	103
Commercial	12,290	13,351	195	12,417	13,637	185	535	145	421
Construction – custom and owner/ builder	157	157	—	191	135	—	—	—	—
Land	4,937	5,385	1,449	4,948	5,040	14	43	11	34
Consumer loans:
Home equity and second mortgage	669	918	152	684	757	4	13	3	11
Other	36	536	25	37	20	—	—	—	—
Commercial business loans	—	7	—	—	—	—	—	—	—
Total	$27,164	$30,483	$2,305	$28,224	$29,700	$290	$859	$226	$672
________________________________________________

(1)	For the three months ended June 30, 2015.

(2)	For the nine months ended June 30, 2015.

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
______________________________________________
(1) For the year ended September 30, 2014.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2015 and September 30, 2014 (dollars in thousands):

	June 30, 2015	September 30, 2014
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$3,141	$4,376
Multi-family	760	—
Commercial	462	1,468
Construction – custom and owner/builder	157	—
Land	4,200	4,564
Consumer loans:
Home equity and second mortgage	374	498
Other	36	3
Total loans accounted for on a non-accrual basis	9,130	10,909

Accruing loans which are contractually past due 90 days or more	488	812

Total of non-accrual and 90 days past due loans	9,618	11,721

Non-accrual investment securities	979	1,101

OREO and other repossessed assets, net	8,063	9,092
Total non-performing assets (1)	$18,660	$21,914

Troubled debt restructured loans on accrual status (2)	$12,392	$16,804

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	1.58%	2.03%

Non-accrual and 90 days or more past due loans as a percentage of total assets	1.22%	1.57%

Non-performing assets as a percentage of total assets	2.36%	2.94%

Loans receivable (3)	$608,678	$576,179

Total assets	$789,787	$745,565
___________________________________
(1) Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $1.4 million and $2.3 million reported as non-accrual loans at June 30, 2015 and September 30, 2014, respectively.
(3)  Includes loans held for sale and before the allowance for loan losses.

Troubled debt restructured loans are loans for which the Company, for economic or legal reasons related to the borrower’s financial condition, has granted a significant concession to the borrower that it would otherwise not consider.  The loan terms which have been modified or restructured due to a borrower’s financial difficulty include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-aging, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $13.75 million and $19.09 million in troubled debt restructured loans included in impaired loans at June 30, 2015 and September 30, 2014, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to troubled debt restructured loans at June 30, 2015 and September 30, 2014 was $332,000 and $994,000, respectively.

The following tables set forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of June 30, 2015 and September 30, 2014 (in thousands):

	June 30, 2015
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,888	$829	$2,717
Multi-family	3,286	—	3,286
Commercial	6,186	115	6,301
Land	736	260	996
Consumer loans:
Home equity and second mortgage	296	152	448
Total	$12,392	$1,356	$13,748

	September 30, 2014
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$2,634	$233	$2,867
Multi-family	3,317	—	3,317
Commercial	9,960	1,468	11,428
Land	594	431	1,025
Consumer loans:
Home equity and second mortgage	299	152	451
Total	$16,804	$2,284	$19,088

The following tables set forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the nine months ended June 30, 2015 and the year ended September 30, 2014 (dollars in thousands):

June 30, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance

Commercial (1)	1	$415	$116	$116
Total	1	$415	$116	$116

September 30, 2014
One-to four-family (1)	1	$42	$42	$42
Land (1)	1	157	157	153
Total	2	$199	$199	$195
___________________________

(1)	Modifications were a result of a reduction in the stated interest rate and/or collateral change.

(6) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  The dividend and related accretion for the amount of the Company's Series A Preferred Stock outstanding for the respective period was deducted from net income in computing net income to common shareholders.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At June 30, 2015 and 2014, there were 149,734 and 187,807 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2015 and 2014 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Basic net income per common share computation
Numerator – net income	$2,159	$1,434	$5,337	$4,204
Preferred stock dividends	—	—	—	(136)
Preferred stock discount accretion	—	—	—	(70)
Net income to common shareholders	$2,159	$1,434	$5,337	$3,998

Denominator – weighted average common shares outstanding	6,902,067	6,857,149	6,897,381	6,855,811

Basic net income per common share	$0.31	$0.21	$0.77	$0.58

Diluted net income per common share computation
Numerator – net income	$2,159	$1,434	$5,337	$4,204
Preferred stock dividends	—	—	—	(136)
Preferred stock discount accretion	—	—	—	(70)
Net income to common shareholders	$2,159	$1,434	$5,337	$3,998

Denominator – weighted average common shares outstanding	6,902,067	6,857,149	6,897,381	6,855,811
Effect of dilutive stock options (1)	36,490	38,582	36,680	36,070
Effect of dilutive stock warrant	132,664	137,982	134,760	123,274
Weighted average common shares and common stock equivalents	7,071,221	7,033,713	7,068,821	7,015,155

Diluted net income per common share	$0.31	$0.20	$0.76	$0.57

____________________________________________
(1) For both the three and nine months ended June 30, 2015, average options to purchase 172,945 and 138,982 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2014, average options to purchase 126,000 and 131,489 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(7) STOCK COMPENSATION PLANS AND STOCK BASED COMPENSATION
Stock Compensation Plans
Under the Company’s prior stock compensation plans (the 1999 Stock Option Plan, the 2003 Stock Option Plan and the MRDP), the Company was able to grant options and awards for restricted stock for up to a combined total of 2,151,500 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan (collectively with the 1999 Stock Option Plan, the 2003 Stock Option Plan and the MRDP, "the Plans"), which was approved by shareholders on January 27, 2015, the Company is able to grant options, awards of restricted stock and awards of restricted stock with performance measures for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. At June 30, 2015, there were 276,366 shares available for future grant under the 2014 Equity Incentive Plan. There are no options or awards for restricted stock available for future grant under the 1999 Stock Option Plan, the 2003 Stock Option Plan, or the MRDP.

Activity under the Plans for the nine months ended June 30, 2015 and 2014 is as follows:

	Nine Months Ended June 30, 2015		Nine Months Ended June 30, 2014
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	221,400	$7.49	162,946	$6.96
Exercised	(6,300)	4.84	(3,600)	4.65
Granted	76,000	10.55	135,000	9.29
Forfeited	(200)	4.55	(66,046)	9.97
Options outstanding, end of period	290,900	$8.35	228,300	$7.50

Options exercisable, end of period	73,700	$6.48	38,300	$4.90

The aggregate intrinsic value of options outstanding at June 30, 2015 was $534,000.

At June 30, 2015, there were 217,200 unvested options with an aggregate grant date fair value of $498,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2015 was $268,000.  There were 42,900 options with an aggregate grant date fair value of $100,000 that vested during the nine months ended June 30, 2015.

At June 30, 2014, there were 190,000 unvested options with an aggregate grant date fair value of $464,000. There were 14,600 options with an aggregate grant date fair value of $26,000 that vested during the nine months ended June 30, 2014.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates.  The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 76,000 options granted during the nine months ended June 30, 2015 with an aggregate grant date fair value of $150,000. There were 135,000 options granted during the nine months ended June 30, 2014 with an aggregate grant date fair value of $349,000.

The weighted average assumptions used for options granted during the nine months ended June 30, 2015 and 2014 were:

	2015	2014
Expected volatility	29%	39%
Expected term (in years)	5	5
Expected dividend yield	3.22%	2.51%
Risk free interest rate	1.43%	1.41%
Grant date fair value per share	$1.97	$2.59

At both June 30, 2015 and 2014, there were no unvested MRDP shares and no shares available for future awards. There were 3,254 MRDP shares that vested during the nine months ended June 30, 2014 with an aggregated grant date fair value of $23,000.

Expense for Stock Compensation Plans
Compensation expense during the nine months ended June 30, 2015 and 2014 for all stock-based plans were as follows (dollars in thousands):

	Nine Months Ended June 30,
	2015		2014
	Stock Options	Stock Grants	Stock Options	Stock Grants
Compensation expense	$91	$—	$76	$2
Less: related tax benefit recognized	(2)	—	—	—
Total	$89	$—	$76	$2

As of June 30, 2015, the compensation expense yet to be recognized for stock options that have been awarded but not vested for the years ending September 30 is as follows (in thousands):

Stock Options
Remainder of 2015	$34
2016	136
2017	128
2018	97
2019	39
2020	17
Total	$451

(8) FAIR VALUE MEASUREMENTS
GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2015 and September 30, 2014.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

Mutual Funds
The estimated fair value of mutual funds are based upon quoted market prices (Level 1).

The following table summarizes the balances of assets and liabilities measured at estimated fair value on a recurring basis at
June 30, 2015 (in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS:
U.S. government agencies	$—	$438	$—	$438
Mutual funds	963	—	—	963
Total	$963	$438	$—	$1,401

There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended June 30, 2015.

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

The Company uses the following methods and significant assumptions to estimate fair value on a non-recurring basis:

Impaired Loans: The specific reserve for collateral dependent impaired loans is based on the estimated fair value of the collateral less estimated costs to sell, if applicable.  The estimated fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal, and known changes in the market and in the collateral. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2015, and the total losses resulting from these estimated fair value adjustments for the nine months ended June 30, 2015 (in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage loans:
One-to four-family	$—	$—	$3,174	$201
Multi-family	—	—	3,269	—
Commercial	—	—	4,837	—
Land	—	—	2,861	28
Consumer loans:
Home equity and second mortgage	—	—	283	27
Other			11	8
Total impaired loans (1)	—	—	14,435	264
Investment securities – held to maturity (2):
MBS - private label residential	—	31	—	5
OREO and other repossessed assets (3)	—	—	8,063	490
Total	$—	$31	$22,498	$759
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2015 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$14,435	Market approach	Appraised value of underlying collateral less selling costs	NA

OREO and other repossessed assets	$8,063	Market approach	Lower of appraised value or listing price less selling costs	NA

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

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value.  However, redemption of this stock has historically been at par value.  During the nine months ended June 30, 2015, 25,463 shares of FHLB stock were redeemed from the Company at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

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

The estimated fair values of financial instruments were as follows as of June 30, 2015 and September 30, 2014 (in thousands):

	June 30, 2015
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$76,173	$76,173	$76,173	$—	$—
CDs held for investment	47,053	47,053	47,053	—	—
Investment securities	9,419	10,359	3,716	6,643	—
FHLB stock	2,699	2,699	2,699	—	—
Loans receivable, net	594,376	601,820	—	—	601,820
Loans held for sale	3,835	3,918	3,918	—	—
Accrued interest receivable	2,132	2,132	2,132	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	$122,133	$122,133	$122,133	$—	$—
Interest-bearing	532,585	533,174	376,597	—	156,577
Total deposits	654,718	655,307	498,730	—	156,577
FHLB advances	45,000	46,758	—	46,758	—
Accrued interest payable	288	288	288	—	—

	September 30, 2014
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$72,354	$72,354	$72,354	$—	$—
CDs held for investment	35,845	35,845	35,845	—	—
Investment securities	8,155	9,131	958	8,173	—
FHLB stock	5,246	5,246	5,246	—	—
Loans receivable, net	564,853	571,411	—	—	571,411
Loans held for sale	899	921	921	—	—
Accrued interest receivable	1,910	1,910	1,910	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	$106,417	$106,417	$106,417	$—	$—
Interest-bearing	508,699	509,406	345,412	—	163,994
Total deposits	615,116	615,823	451,829	—	163,994
FHLB advances	45,000	47,279	—	47,279	—
Accrued interest payable	298	298	298	—	—

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminates the need to separately classify, present and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-01 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. On November 10, 2010, the FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification") updates for technical corrections, clarifications and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories; amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transaction guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years, and interim reporting periods within these fiscal years, beginning after December 15, 2015. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of this ASU. The adoption of ASU 2015-10 is not expected to have a material impact on the Company's condensed consolidated financial statements.

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

The following analysis discusses the material changes in the condensed consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2015.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  We caution readers not to place undue reliance on any forward-looking statements.  These risks could cause our actual results for fiscal 2015 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company’s consolidated financial condition and results of operations as well as its stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At June 30, 2015, the Company had total assets of $789.79 million and total shareholders’ equity of $87.29 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

The profitability of the Company’s operations depends primarily on its net interest income after provision for loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings.  Net interest income is affected by changes in the volume and mix of interest-earning assets, interest earned on those assets, the volume and mix of interest-bearing liabilities and interest paid on those interest-bearing liabilities. Management strives to match the re-pricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The provision for loan losses reflects the amount that the Company believes is adequate to cover estimated credit losses in its loan portfolio.

Net income is also affected by non-interest income and non-interest expenses.  For the three and nine month period ended June 30, 2015, non-interest income consisted primarily of service charges on deposit accounts, gain on sale of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI and other operating income.  Non-interest income is reduced by net OTTI losses on investment securities and losses on the sale of investment securities.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, other insurance premiums, loan administration and foreclosure expenses, deposit operation expenses and data processing expenses and telecommunication expenses. Non-interest expenses are reduced by gains on the sale of premises and equipment.  Non-interest income and non-interest expenses are affected by the growth of our operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at June 30, 2015 and September 30, 2014

The Company’s total assets increased by $44.22 million, or 5.9%, to $789.79 million at June 30, 2015 from $745.57 million at September 30, 2014.  The increase in total assets was primarily due to increases in net loans receivable, CDs held for investment and total cash and cash equivalents, which were partially offset by decreases in FHLB stock and OREO and other repossessed assets.

Net loans receivable increased by $32.46 million, or 5.7%, to $598.21 million at June 30, 2015 from $565.75 million at September 30, 2014.  The increase was primarily due to increases in construction and land development loans, one- to four-family loans, commercial business loans and multi-family loans. These increases to net loans receivable were partially offset by decreases in land loans and commercial real estate loans.

Total deposits increased by $39.60 million, or 6.4%, to $654.72 million at June 30, 2015 from $615.12 million at September 30, 2014. The increase was primarily a result of increases in non-interest bearing demand account, money market account, savings account and N.O.W. account balances, which were partially offset by a decrease in certificates of deposit account balances.

Shareholders’ equity increased by $4.51 million, or 5.5%, to $87.29 million at June 30, 2015 from $82.78 million at September 30, 2014.  The increase in shareholders' equity was primarily due to net income of $5.34 million for the nine months ended June 30, 2015, which was partially offset by dividend payments of $1.20 million to shareholders of our common stock.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $15.03 million, or 13.9%, to $123.23 million at June 30, 2015 from $108.20 million at September 30, 2014.  The increase was primarily due to a $3.82 million increase in cash and cash equivalents and a $11.21 million increase in CDs held for investment.

Investment Securities:  Investment securities increased by $1.26 million, or 15.5%, to $9.42 million at June 30, 2015 from $8.16 million at September 30, 2014, primarily due to the purchase of a $3.00 million U.S. Treasury security. This increase was partially offset by the sale of $1.22 million in agency mortgaged-backed securities and scheduled amortization and prepayments. The sale of the investment securities resulted in a $45,000 gain during the nine months ended June 30, 2015.  For additional information on investment securities, see Note 3 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock decreased by $2.55 million, or 48.6%, to $2.70 million at June 30, 2015 from $5.25 million at September 30, 2014, primarily due to stock redemptions by the FHLB. On June 1, 2015, the FHLB of Seattle merged into the FHLB of Des Moines and excess stock was redeemed by the FHLB.

Loans: Net loans receivable increased by $32.46 million, or 5.7%, to $598.21 million at June 30, 2015 from $565.75 million at September 30, 2014.  The increase in the portfolio was primarily a result of a $41.20 million increase in construction and land development loans (mostly multi-family construction loans and commercial real estate construction loans), a $12.65 million increase in one- to four-family loans, a $5.73 million increase in commercial business loans, and a $4.38 million increase in multi-family loans. These increases in net loans receivable were partially offset by a a $2.09 million decrease in land loans and a $916,000 decrease in commercial real estate loans. In addition, there was a $28.26 million increase in the undisbursed portion of construction loans in process.

Loan originations increased $81.44 million, or 64.9%, to $206.83 million for the nine months ended June 30, 2015 from $125.39 million for the nine months ended June 30, 2014.  The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income.  Sales of fixed rate one- to four-family mortgage loans increased $14.16 million, or 60.8%, to $37.46 million for the nine months ended June 30, 2015 compared to $23.30 million for the nine months ended June 30, 2014 as refinance demand for single family loans increased.

For additional information, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $596,000, or 3.4%, to $17.08 million at June 30, 2015 from $17.68 million at September 30, 2014.  The decrease was primarily due to normal depreciation and the sale of excess land adjacent to the Company's Lacey branch office.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $1.03 million, or 11.3%, to $8.06 million at June 30, 2015 from $9.09 million at September 30, 2014. The decrease was primarily due to the disposition of 14 OREO properties totaling $2.11 million and OREO fair value write-downs of $490,000, partially offset by the addition of $1.56 million in OREO properties and other repossessed assets.  At June 30, 2015, total OREO and other repossessed assets consisted of 33 individual properties and one other repossessed asset.  The properties consisted of 21 land parcels totaling $3.52 million, four commercial real estate properties totaling $2.04 million, eight single-family homes totaling $2.43 million and one mobile home with a book value of $67,000.

Goodwill and CDI:  The recorded amount of goodwill of $5.65 million at June 30, 2015 was unchanged from September 30, 2014.  The recorded amount of the CDI decreased $3,000, or 100.0%, to none at June 30, 2015 from $3,000 at September 30, 2014.  The decrease was due to scheduled amortization of the CDI.

Deposits: Deposits increased by $39.60 million, or 6.4%, to $654.72 million at June 30, 2015 from $615.12 million at September 30, 2014.  The increase was primarily a result of a $15.72 million increase in non-interest bearing accounts, a $14.05 million increase in money market accounts, a $9.11 million increase in savings accounts and a $8.03 million increase in N.O.W. checking accounts. These increases were partially offset by a $7.30 million decrease in certificates of deposit accounts.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 25% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At June 30, 2015, FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in fiscal 2017, which bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at June 30, 2015 and September 30, 2014.

Shareholders’ Equity:  Total shareholders’ equity increased by $4.51 million, or 5.5%, to $87.29 million at June 30, 2015 from $82.78 million at September 30, 2014.  The increase was primarily due to net income of $5.34 million for the nine months ended June 30, 2015, which was partially offset by the payment of $1.20 million in dividends on the Company's common stock.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2015 and 2014

Net income to common shareholders increased $725,000, or 50.6%, to $2.16 million for the quarter ended June 30, 2015 from $1.43 million for the quarter ended June 30, 2014. Net income per diluted common share increased $0.11, or 55.0%, to $0.31 for the quarter ended June 30, 2015 from $0.20 for the quarter ended June 30, 2014. The increase in net income was primarily due to increases in net interest income and non-interest income and to a lesser extent, a decrease in non-interest expense.

Net income increased $1.13 million, or 27.0%, to $5.34 million for the nine months ended June 30, 2015 from $4.20 million for the nine months ended June 30, 2014. Net income to common shareholders increased $1.34 million, or 33.5%, to $5.34 million for the nine months ended June 30, 2015 from $4.00 million for the nine months ended June 30, 2014. Net income per diluted common share increased $0.19, or 33.3%, to $0.76 for the nine months ended June 30, 2015 from $0.57 for the nine months ended June 30, 2014. The increase in net income was primarily due to increases in net interest income and non-interest income, and to a lesser extent, a decrease in non-interest expense.

For the nine months ended June 30, 2014, net income available to common shareholders was net of a dividend accrual and discount accretion related to the Series A Preferred Stock of $206,000, or approximately $0.03 per diluted common share. These preferred stock adjustments were not required in the nine months ended June 30, 2015 due to the redemption of the remaining Series A Preferred Stock in December 2013.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $551,000, or 8.6%, to $6.98 million for the quarter ended June 30, 2015 from $6.43 million for the quarter ended June 30, 2014.  The net interest margin increased to 3.88% for the quarter ended June 30, 2015 from 3.86% for the quarter ended June 30, 2014, primarily due to the collection of non-accrual interest, which increased the net interest margin for the current quarter by approximately nine basis points.

Total interest and dividend income increased by $550,000, or 7.4%, to $7.95 million for the quarter ended June 30, 2015 from $7.40 million for the quarter ended June 30, 2014, primarily due to $53.66 million increase in the average balance of total interest-bearing assets to $720.31 million from $666.65 million, which was partially offset by a decrease in the average yield on interest-bearing assets to 4.41% from 4.44%. Also contributing to the increase in interest and dividend income was the collection of $159,000 of non-accrual interest during the current quarter. Total interest expense decreased by $1,000, or 0.1%, to $963,000 for the quarter ended June 30, 2015 from $964,000 for the quarter ended June 30, 2014 as the average rate paid on interest-bearing liabilities decreased to 0.68% for the quarter ended June 30, 2015 from 0.70% for the quarter ended June 30, 2014, and the average balance of interest-bearing liabilities increased by $21.81 million.

Net interest income increased by $924,000, or 4.8%, to $20.25 million for the nine months ended June 30, 2015 from $19.33 million for the nine months ended June 30, 2014. The net interest margin for the nine months ended June 30, 2015 decreased to 3.81% from 3.83% for the nine months ended June 30, 2014.

Total interest and dividend income increased by $870,000, or 3.9%, to $23.16 million for the nine months ended June 30, 2015 from $22.29 million for the nine months ended June 30, 2014, primarily due to a $34.72 million increase in the average balance of total interest-bearing assets to $707.88 million from $673.16 million, which was partially offset by a decrease in the average yield on interest-bearing assets to 4.36% for the nine months ended June 30, 2015 from 4.41% for the nine months ended June 30, 2014. Also contributing to the increase in interest and dividend income was the collection of $284,000 of non-accrual interest during the nine months ended June 30, 2015. Total interest expense decreased by $54,000, or 1.8%, to $2.91 million for the nine months ended June 30, 2015 from $2.96 million for the nine months ended June 30, 2014 as the average rate paid on interest bearing liabilities decreased to 0.69% for the nine months ended June 30, 2015 from 0.72% for the nine months ended June 30, 2014.

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

	Three Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$600,740	$7,756	5.16%	$566,887	$7,238	5.11%
Investment securities (2)	6,677	59	3.53	7,573	66	3.49
Dividends from mutual funds and FHLB stock	5,599	7	0.50	6,332	6	0.38
Interest-bearing deposits	107,295	125	0.47	85,854	87	0.41
Total interest-bearing assets	720,311	7,947	4.41	666,646	7,397	4.44
Non-interest-bearing assets	57,130			63,000
Total assets	$777,441			$729,646

Interest-bearing liabilities:
Savings accounts	$104,306	14	0.05	$92,744	12	0.05
Money market accounts	95,341	71	0.30	94,181	61	0.26
N.O.W. checking accounts	167,003	112	0.27	156,932	107	0.27
Certificates of deposit	158,990	295	0.74	159,977	318	0.80
Long-term borrowings (3)	45,000	471	4.20	45,000	466	4.15
Total interest-bearing liabilities	570,640	963	0.68	548,834	964	0.70
Non-interest-bearing liabilities	120,708			100,152
Total liabilities	691,348			648,986
Shareholders' equity	86,093			80,660
Total liabilities and
shareholders' equity	$777,441			$729,646

Net interest income		$6,984			$6,433

Interest rate spread			3.73%			3.74%
Net interest margin (4)			3.88%			3.86%
Ratio of average interest-bearing assets to average interest-bearing liabilities			126.23%			121.47%

	Nine Months Ended June 30,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$591,483	$22,617	5.10%	$565,990	$21,811	5.14%
Investment securities (2)	6,481	179	3.70	6,606	190	3.83
Dividends from mutual funds and FHLB stock	5,979	21	0.47	6,362	21	0.44
Interest-bearing deposits	103,937	343	0.44	94,205	268	0.38
Total interest-bearing assets	707,880	23,160	4.36	673,163	22,290	4.41
Non-interest-bearing assets	58,424			62,112
Total assets	$766,304			$735,275

Interest-bearing liabilities:
Savings accounts	$100,636	39	0.05	$91,794	34	0.05
Money market accounts	92,750	194	0.28	95,501	184	0.26
N.O.W. checking accounts	163,917	331	0.27	156,397	334	0.29
Certificates of deposit	161,486	932	0.77	164,200	1,010	0.82
Long-term borrowings (3)	45,000	1,411	4.19	45,000	1,399	4.16
Total interest-bearing liabilities	563,789	2,907	0.69	552,892	2,961	0.72
Non-interest-bearing liabilities	117,844			99,433
Total liabilities	681,633			652,325
Shareholders' equity	84,671			82,950
Total liabilities and
shareholders' equity	$766,304			$735,275

Net interest income		$20,253			$19,329

Interest rate spread			3.67%			3.69%
Net interest margin (4)			3.81%			3.83%
Ratio of average interest-bearing assets to average interest-bearing liabilities			125.56%			121.75%

_______________

(1)
Does not include interest on loans on non-accrual status. Includes loans originated for sale. Amortized net deferred loan fees, late fees, extension fees and prepayment penalties are included with interest and dividends.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Includes FHLB advances with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-bearing assets, annualized.

Rate Volume Analysis
The following table sets forth the effects of changing rates and volumes on the net interest income of the Company.   Information is provided with respect to the (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns).  Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each. (In thousands)

	Three months ended June 30, 2015 compared to three months ended June 30, 2014 increase (decrease) due to			Nine months ended June 30, 2015 compared to nine months ended June 30, 2014 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$82	$436	$518	$24	$782	$806
Investment securities	1	(8)	(7)	(7)	(4)	(11)
Dividends from mutual funds and FHLB stock	2	(1)	1	—	—	—
Interest-bearing deposits	14	24	38	46	29	75
Total net increase in income on interest-bearing assets	99	451	550	63	807	870

Interest-bearing liabilities:
Savings accounts	—	2	2	2	3	5
N.O.W. checking accounts	(2)	7	5	(7)	4	(3)
Money market accounts	9	1	10	10	—	10
Certificates of deposit accounts	(21)	(2)	(23)	(61)	(17)	(78)
Long term FHLB borrowings	5	—	5	12	—	12
Total net increase (decrease) in expense on interest-bearing liabilities	(9)	8	(1)	(44)	(10)	(54)

Net increase in net interest income	$108	$443	$551	$107	$817	$924
(1) Includes loans originated for sale.

Provision for Loan Losses:  There was no provision for loan losses for the quarters ended June 30, 2015 and 2014.  There were net recoveries for the quarter ended June 30, 2015 of $85,000 compared to net charge-offs of $186,000 for the quarter ended June 30, 2014.

There was no provision for loan losses for the nine months ended June 30, 2015 and 2014. There were net recoveries of $40,000 for the nine months ended June 30, 2015 compared to net charge-offs of $573,000 for the nine months ended June 30, 2014.

The Company has established a comprehensive methodology for determining the provision for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $10.47 million at June 30, 2015 (1.72% of loans receivable and loans held for sale and 109% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at June 30, 2015 was $2.31 million compared to $2.85 million at June 30, 2014.  The allowance for loan losses was $10.56 million (1.86% of loans receivable and loans held for sale and 86.3% of non-performing loans) at June 30, 2014.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proved incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s consolidated financial condition and results of operations.  In addition, the determination of the amount of the Company’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their analysis of information available to them at the time of their examination. Any material increase in the allowance for loan losses would adversely affect the Company’s consolidated financial condition and results of operations.  For additional information, see Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased $407,000, or 19.2%, to $2.52 million for the quarter ended June 30, 2015 from $2.12 million for the quarter ended June 30, 2014. The increase in non-interest income was primarily due to a $273,000 increase in gain on sale of loans and an $80,000 increase in ATM and debit card interchange transaction fees. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one-to four-family loans sold during the current quarter. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions.

Total non-interest income increased $536,000, or 8.5%, to $6.86 million for the nine months ended June 30, 2015 from $6.32 million for the nine months ended June 30, 2014. This increase in non-interest income was primarily due to a $384,000 increase in gain on sale of loans, a $195,000 increase in ATM and debit card interchange transaction fees and smaller increases in several other categories, which was partially offset by a $160,000 decrease in service charges on deposits. The decrease in service charges on deposit was primarily due to a decreased number of checking account overdrafts.

Non-interest Expense:  Total non-interest expense decreased by $210,000, or 3.3%, to $6.22 million for the quarter ended June 30, 2015 from $6.43 million for the quarter ended June 30, 2014.  The decreased expenses were primarily due to a $299,000 gain on sale of premises and equipment, a $129,000 decrease in salaries and employee benefit expense and smaller decreases in several other categories. These decreases were partially offset by a $129,000 increase in ATM and debit card interchange transaction fee expense and smaller increases in several other categories. The gain on the sale of premises and equipment was a result of the sale of excess land adjacent to the Company's Lacey branch. The decrease in salaries and employee benefit expense was primarily due to an increase in loan originations, which increased capitalized loan origination costs. Under GAAP, the portion of a loan origination fee that is attributable to the estimated employee costs to generate the loan is recorded as a reduction of salaries and employee benefits expense. With the increase in loan originations, the loan originations fees that reduced salaries and employee benefit expense increased by $241,000. The increase in ATM and debit card interchange fee expense was primarily due to increased processing volumes and increased debit card fraud related expenses.

Total non-interest expense decreased $278,000, or 1.4%, to $19.15 million for the nine months ended June 30, 2015 from $19.43 million for the nine months ended June 30, 2014. The decreased expenses were primarily due to a $299,000 gain on sale of premises and equipment, a $261,000 decrease in salaries and employee benefit expense, a $178,000 decrease in OREO and other repossessed assets expense and a $170,000 decrease in loan administration and foreclosure expense. These decreases were partially offset by a $241,000 increase in data processing and telecommunications expense, a $140,000 increase in premises and equipment expense and a $138,000 increase in ATM and debit card processing expense.

Provision for Federal Income Taxes: The provision for federal income taxes increased by $443,000, or 64.7%, to $1.13 million for the quarter ended June 30, 2015 from $685,000 for the quarter ended June 30, 2014, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 34.32% for the quarter ended June 30, 2015 and 32.33% for the quarter ended June 30, 2014.

The provision for federal income taxes increased by $605,000, or 29.9%, to $2.63 million for the nine months ended June 30, 2015 from $2.02 million for the nine months ended June 30, 2014. The Company's effective tax rate was 33.00% for the nine months ended June 30, 2015 and 32.50% for the nine months ended June 30, 2014.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2015, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 18.63%.

The Company’s total cash and cash equivalents increased by $3.82 million, or 5.3%, to $76.17 million at June 30, 2015 from $72.35 million at September 30, 2014. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2015, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $15 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At June 30, 2015, the Bank had $45 million in advances outstanding and $15 million pledged under the LOC, which left $207.57 million available for additional borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At June 30, 2015, the Bank had $46.08 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10 million overnight borrowing line with PCBB. At June 30, 2015, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At June 30, 2015, the Bank had loan commitments totaling $66.04 million and undisbursed construction loans in process totaling $57.67 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from June 30, 2015 totaled $97.34 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At June 30, 2015, the Bank had $3.20 million in brokered CDs.

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

The Bank is now subject to new capital requirements adopted by the FDIC, which create a new required ratio for common equity Tier 1 ("CET1") capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purpose of meeting these various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements are a ratio of CET1 capital to total risk-weighted assets (the "CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of our asset size, we are not required to follow the advance approach and elected in the first quarter of calendar year 2015 to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in our capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days or more past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital.

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

At June 30, 2015, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at June 30, 2015 under the regulations of the FDIC.

The following table compares the Bank’s actual capital amounts at June 30, 2015 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$80,641	10.44%	$30,903	4.00%	$38,629	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	80,641	13.32	27,248	4.50	39,358	6.50

Tier 1 capital	80,641	13.32	36,330	6.00	48,440	8.00

Total capital	88,249	14.57	48,440	8.00	60,550	10.00

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2015, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2015 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$83,306	10.77%

Risk-based Capital Ratios:
Common equity tier 1 capital	83,306	13.76

Tier 1 capital	83,306	13.76

Total capital	90,916	15.01

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
PERFORMANCE RATIOS:
Return on average assets (1)	1.11%	0.79%	0.93%	0.76%
Return on average equity (1)	10.03%	7.12%	8.40%	6.76%
Net interest margin (1)	3.88%	3.86%	3.81%	3.83%
Efficiency ratio	65.43%	75.21%	70.62%	75.27%

	At June 30, 2015	At September 30, 2014	At June 30, 2014
BOOK VALUES:
Book value per common share	$12.38	$11.75	$11.54
Tangible book value per common share (2)	11.57	10.94	10.74
______________________

(1)	Annualized

(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2014.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2015 the

Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders' Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements (10)

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

Timberland Bancorp, Inc.

Date: August 5, 2015	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2015	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Condensed Consolidated Balance Sheets; (b) Condensed Consolidated Statements of Income; (c) Condensed Consolidated Statements of Comprehensive Income; (d) Condensed Consolidated Statements of Shareholders’ Equity; (e) Condensed Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Condensed Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.