Form 10-K
period 2015-09-30
TIMBERLAND BANCORP INC
filed 2015-12-07
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2015 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES         NO    X
As of November 30, 2015, the registrant had 6,994,148 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2015, was $71.0 million (6,675,528 shares at $10.64).  For purposes of this calculation, common stock held by officers and directors of the registrant was excluded.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (Part III).

TIMBERLAND BANCORP, INC.
2015 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I.		Page
Item 1.	Business
	General	3
	Corporate Overview	3
	Market Area	4
	Lending Activities	5
	Investment Activities	21
	Deposit Activities and Other Sources of Funds	22
	Bank Owned Life Insurance	25
	How We Are Regulated	25
	Taxation	32
	Competition	33
	Subsidiary Activities	33
	Personnel	33
	Executive Officers of the Registrant	33
Item 1A.	Risk Factors	34
Item 1B.	Unresolved Staff Comments	43
Item 2.	Properties	44
Item 3.	Legal Proceedings	45
Item 4.	Mine Safety Disclosures	45
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	46
Item 6.	Selected Financial Data	48
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51
	General	51
	Special Note Regarding Forward-Looking Statements	51
	Critical Accounting Policies and Estimates	52
	New Accounting Pronouncements	53
	Operating Strategy	54
	Market Risk and Asset and Liability Management	55
	Comparison of Financial Condition at September 30, 2015 and September 30, 2014	56
	Comparison of Operating Results for Years Ended September 30, 2015 and 2014	58
	Comparison of Operating Results for Years Ended September 30, 2014 and 2013	60
	Average Balances, Interest and Average Yields/Cost	61
	Rate/Volume Analysis	63
	Liquidity and Capital Resources	63
	Effect of Inflation and Changing Prices	64
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 8.	Financial Statements and Supplementary Data	65
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	123
Item 9A.	Controls and Procedures	123
Item 9B.	Other Information	124
PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	124
Item 11.	Executive Compensation	124
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	122
Item 13.	Certain Relationships and Related Transactions, and Director Independence	125
Item 14.	Principal Accounting Fees and Services	125
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	126

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp" or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB (the “Bank”) upon the Bank’s conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank (“Conversion”).  The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company.  At September 30, 2015, on a consolidated basis, the Company had total assets of $815.8 million, total deposits of $678.9 million and total shareholders’ equity of $89.2 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corporation.

The Bank was established in 1915 as “Southwest Washington Savings and Loan Association.”  In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association, and in 1972, changed its name to “Timberland Federal Savings and Loan Association.”  In 1990, the Bank converted to a federally chartered mutual savings bank under the name “Timberland Savings Bank, FSB.”  In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed its name to “Timberland Savings Bank, SSB.”  On December 29, 2000, the Bank changed its name to “Timberland Bank.”  The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank System since 1937.  The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks (“Division” or “DFI”) and the FDIC. The Company is regulated the the Federal Reserve Board ("Federal Reserve").

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

During the year ended September 30, 2013, the Company purchased and retired 4,576 shares of its Series A Preferred Stock for $4.32 million; a $255,000 discount from the liquidation value. The discount from the liquidation value on the repurchased shares was recorded as an increase to retained earnings. On December 20, 2013, the Company redeemed the remaining 12,065 shares of its Series A Preferred Stock at the liquidation value of $12.07 million. The Series A Pref erred Stock paid a 5.0% dividend through December 20, 2013, the date of its redemption.

Market Area

The Bank considers Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties, Washington as its primary market areas.  The Bank conducts operations from:

•	its main office in Hoquiam (Grays Harbor County);

•	five branch offices in Grays Harbor County (Ocean Shores, Montesano, Elma and two branches in Aberdeen);

•	five branch offices in Pierce County (Edgewood, Puyallup, Spanaway, Tacoma and Gig Harbor);

•	five branch offices in Thurston County (Olympia, Yelm, Tumwater and two branches in Lacey);

•	two branch offices in Kitsap County (Poulsbo and Silverdale);

•	a branch office in King County (Auburn); and

•	three branch offices in Lewis County (Winlock, Toledo and Chehalis).

For additional information, see “Item 2. Properties.”

Hoquiam, with a population of approximately 8,400, is located in Grays Harbor County which is situated along Washington State’s central Pacific coast.  Hoquiam is located approximately 110 miles southwest of Seattle, Washington and 145 miles northwest of Portland, Oregon.

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

Grays Harbor County has a population of 71,000 according to the United States ("U.S.") Census Bureau 2014 estimates and a median family income of $59,600 according to 2015 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 7.8% at September 30, 2015 from 8.8% at September 30, 2014.  The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2015 increased 12.2% to $143,700 from $128,100 for the comparable prior year period.  The number of home sales increased 10.0% for the quarter ended September 30, 2015 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located throughout the county.

Pierce County is the second most populous county in the state and has a population of 832,000 according to the U.S. Census Bureau 2014 estimates.  The county’s median family income is $71,000 according to 2015 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 5.7% at September 30, 2015 from 6.0% at September 30, 2014. The median price of a resale home in Pierce County for the quarter ended September 30, 2015 increased 8.1% to $254,300 from $235,200 for the comparable prior year period.  The number of home sales increased 5.5% for the quarter ended September 30, 2015 compared to the same quarter one year earlier.  The Bank has five branches in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 266,000 according to the U.S. Census Bureau 2014 estimates and a median family income of $71,500 according to 2015 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area remained level at 5.4% at September 30, 2015 and September 30, 2014. The median price of a resale home in Thurston County for the quarter ended September 30, 2015 increased 7.7% to $257,100 from $238,700 for the same quarter one year earlier.  The number of home sales increased 2.0% for the quarter ended September 30, 2015 compared to the same quarte

r one year earlier.  The Bank has five branches in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 254,000 according to the U.S. Census Bureau 2014 estimates and a median family income of $74,600 according to 2015 HUD estimates.  The Bank has two branches in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area decreased to 5.0% at September 30, 2015 from 5.3% at September 30, 2014.  The median price of a resale home in Kitsap County for the quarter ended September 30, 2015 increased 7.4% to $269,200 from $250,700 for the same quarter one year earlier.  The number of home sales increased 7.1% for the quarter ended September 30, 2015 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.1 million according to the U.S. Census Bureau 2014 estimates.  The Bank has one branch in King County.  The county’s median family income is $89,600 according to 2015 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech.  According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 3.9% at September 30, 2015 from 4.8% at September 30, 2014. The median price of a resale home in King County for the quarter ended September 30, 2015 increased 6.3% to $491,000 from $462,100 for the same quarter one year earlier.  The number of home sales increased 3.3% for the quarter ended September 30, 2015 compared to the same quarter one year earlier.

Lewis County has a population of 75,000 according to the U.S. Census Bureau 2014 estimates and a median family income of $59,600 according to 2015 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 7.1% at September 30, 2015 from 8.3% at September 30, 2014. The median price of a resale home in Lewis County for the quarter ended September 30, 2015 increased 0.5% to $160,800 from $160,000 for the same quarter one year earlier.  The number of home sales increased 18.8% for the quarter ended September 30, 2015 compared to the same quarter one year earlier.  The Bank currently has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, or by commercial real estate and loans for the construction of one- to four-family residences.  During the past several years, the Bank adjusted its lending strategy and began reducing its exposure to speculative construction and land development lending as well as land loans.  The Bank’s net loans receivable, including loans held for sale, totaled $607.3 million at September 30, 2015, representing 74.4% of consolidated total assets, and at that date commercial real estate, construction and land development loans (including undisbursed loans in process), and land loans were $428.3 million, or 63.6% of total loans.  Construction and land development loans, land loans and commercial real estate loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.  See “-Lending Activities - Commercial Real Estate Lending,” “- Lending Activities - Construction and Land Development Lending” and “- Lending Activities - Land Lending.”

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 20% of its capital plus surplus. According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for loan losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2015, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $18.5 million under this policy.  At September 30, 2015, the largest amount outstanding to any one borrower and the borrower’s related entities was $17.2 million, which was secured by commercial buildings located in Pierce and Kitsap counties.  These loans were all performing according to their loan repayment terms at September 30, 2015.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $14.3 million.  These loans were secured by commercial buildings located in Pierce County and were performing according to their loan repayment terms at September 30, 2015.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family(1)	$119,715	17.79%	$98,534	16.22%	$104,298	18.00%	$106,979	18.82%	$114,680	20.47%
Multi-family	52,322	7.78	46,206	7.61	51,108	8.82	47,521	8.36	30,982	5.53
Commercial	291,216	43.28	294,354	48.47	291,297	50.27	256,254	45.08	246,037	43.92
Construction and land development	110,920	16.48	68,479	11.28	45,136	7.79	56,406	9.92	52,484	9.37
Land	26,140	3.88	29,589	4.87	31,144	5.37	39,655	6.98	49,236	8.79
Total mortgage loans	600,313	89.21	537,162	88.45	522,983	90.25	506,815	89.16	493,419	88.08

Consumer Loans:
Home equity and second mortgage	34,157	5.08	34,921	5.75	33,014	5.70	32,814	5.77	36,008	6.43
Other	4,669	0.69	4,699	0.77	5,981	1.03	6,183	1.10	8,240	1.47
Total consumer loans	38,826	5.77	39,620	6.52	38,995	6.73	38,997	6.87	44,248	7.90
Commercial business loans	33,763	5.02	30,559	5.03	17,499	3.02	22,588	3.97	22,510	4.02
Total loans	672,902	100.00%	607,341	100.00%	579,477	100.00%	568,400	100.00%	560,177	100.00%

Less:
Undisbursed portion of construction loans in process	(53,457)		(29,416)		(18,527)		(16,325)		(18,265)
Deferred loan origination fees	(2,193)		(1,746)		(1,710)		(1,770)		(1,942)
Allowance for loan losses	(9,924)		(10,427)		(11,136)		(11,825)		(11,946)
Total loans receivable, net	$607,328		$565,752		$548,104		$538,480		$528,024
______________

(1)	Includes loans held-for-sale of $3.1 million, $899,000, $1.9 million, $1.4 million and $4.0 million at September 30, 2015, 2014, 2013, 2012 and 2011, respectively.

Residential One- to Four-Family Lending.  At September 30, 2015, $119.7 million, or 17.8%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans and five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change in which the new rate remains in effect for the remainder of the loan term) are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac").  From time to time, however, a portion of these fixed-rate loans and five and seven year balloon reset loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2015, $37.3 million, or 31.2%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate and five and seven year balloon reset mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.88% to 4.00%.  The Bank also offers ARM loans tied to the prime rate or to the London Inter-Bank Offered Rate (“LIBOR”) indices which typically do not have periodic or lifetime adjustment limits.  Loans tied to these indices normally have margins ranging up to 3.5%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2015, $82.4 million, or 68.8%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

A portion of the Bank’s ARM loans are “non-conforming”, because they do not satisfy acreage limits or various other requirements imposed by Freddie Mac.  Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Freddie Mac credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Freddie Mac’s guidelines.  Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  These loans are known as non-conforming loans, and the Bank may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  The Bank believes that these loans satisfy a need in its local market area.  As a result, subject to market conditions, the Bank intends to continue to originate these types of loans.

The retention of ARM loans in the Bank’s loan portfolio helps reduce the Bank’s exposure to changes in interest rates.  There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer as a result of increases in interest rates.  It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower.  The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower’s ability to repay the ARM loan assuming that the maximum interest rate that could be charged during the loan term.  Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  Because of these considerations, the Bank has no assurance that yield increases on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

While fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms to maturity, these loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan.  In addition, substantially all mortgage loans in the Bank’s loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan.  Typically, the Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates.  Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates received on outstanding loans.

The Bank requires that fire and extended coverage casualty insurance be maintained on the collateral for all of its real estate secured loans and flood insurance, if appropriate.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac).  At September 30, 2015, 17 one- to four-family loans totaling $2.4 million were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending.  At September 30, 2015, the Bank had $52.3 million, or 7.8%, of the Bank’s total loan portfolio secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term FHLB advance, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2015, the Bank’s largest multi-family loan had an outstanding principal balance of $7.7 million and was secured by an apartment building located in Thurston County. At September 30, 2015, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. At September 30, 2015, one multi-family loan with a balance of $760,000 was on non-accrual status. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending.  Commercial real estate loans totaled $291.2 million, or 43.3%, of the total loan portfolio at September 30, 2015.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as office buildings, retail/wholesale facilities, mini-storage facilities, motels, nursing homes, restaurants and convenience stores, located in the Bank’s primary market area.  At September 30, 2015, the largest commercial real estate loan was secured by an office building in Grays Harbor County, had a balance of $5.9 million and was performing according to its repayment terms.  At September 30, 2015, three commercial real estate loans totaling $1.0 million were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Construction and Land Development Lending.      The Bank currently originates three types of residential construction loans:  (i) custom construction loans, (ii) owner/builder construction loans and (iii) speculative construction loans (on a limited basis).  The Bank believes that its computer tracking system has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending.  The Bank also originates construction loans for the development of multi-family and commercial properties.  The Bank's construction loans generally provide for the payment of interest only during the construction phase. The $42.4 million or 62% increase in construction loans over the past year reflects our decision to increase construction loan origination activity reflecting the improvement in real estate values and general economic conditions in our market areas. At September 30, 2015, the Bank's construction and land development loans totaled $110.9 million, or 16.5% of the Bank's total loan portfolio and consisted entirely of construction loans.

At September 30, 2015 and 2014, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2015		2014
	Outstanding Balance	Percent of Total	Outstanding Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$62,954	56.76%	$59,752	87.26%
Speculative one-to four-family	6,668	6.01	2,577	3.76
Commercial real estate	20,728	18.69	3,310	4.83
Multi-family (including condominium)	20,570	18.54	2,840	4.15
Total	$110,920	100.00%	$68,479	100.00%

Custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home.  Custom construction loans are generally originated for a term of six to 12 months, with fixed interest rates typically ranging from 4.25% to 6.25% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less.

Owner/builder construction loans are originated to home owners rather than home builders and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates typically ranging from 4.25% to 6.25% and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2015, custom and owner/builder construction loans totaled $63.0 million, or 56.8% of the total construction and land development loan portfolio.  At September 30, 2015, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $2.0 million (including $776,000 of undisbursed loans in process) and was performing according to its repayment terms.

Speculative one-to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates averaging 6.00%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property.  The Bank is currently originating speculative construction loans on a limited basis.  At September 30, 2015, speculative construction loans totaled $6.7 million, or 6.0%, of the total construction and land development loan portfolio.  At September 30, 2015, the largest aggregate outstanding balance to one borrower for speculative construction loans totaled $671,000 (including $223,000 of undisbursed loans in process) and was comprised of two loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties.  At September 30, 2015, these loans amounted to $41.3 million, or 37.2%, of construction and land development loans compared to $6.2 million, or 9.0%, of construction and land development loans at September 30, 2014.  These loans are typically secured by condominiums, apartment buildings, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2015, the largest outstanding multi-family construction loan was secured by an apartment building project in Pierce County and had a balance of $6.8 million (including $5.5 million of undisbursed construction loan proceeds) and was performing according to its repayment terms.  At September 30, 2015, the largest outstanding commercial real estate construction loan had a balance of $6.0 million (including $2.8 million of undisbursed construction loan proceeds). This loan was secured by a mixed use building being constructed in Pierce County and was performing according to its repayment terms.

All construction loans must be approved by a member of one of the Bank’s Loan Committees or the Bank’s Board of Directors, or in the case of one- to four-family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter. See “- Lending Activities - Loan Solicitation and Processing.”  Prior to preliminary approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro-forma data and assumptions on the project.  In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder.  After preliminary approval has been given, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.  In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs.

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

Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, the borrower may be confronted with a project whose value is insufficient to assure full repayment and the Bank may incur a loss.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due.  The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices.  The Bank’s construction loans are primarily secured by properties in its primary market area, and changes in the local and state economies and real estate markets have adversely affected the Bank’s construction loan portfolio. At September 30, 2015, all construction loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities; generally with ten to 50 lots). The Bank is not currently originating any new land development loans and at September 30, 2015, the Bank had no land development loans outstanding.  Although the Bank is not currently originating land development loans, it may do so in the future. Historically land development loans were secured by a lien on the property and typically were made for a period of two to five years with fixed or variable interest rates, and were made with loan-to-value ratios generally not exceeding 75%.  Land development loans were generally structured so that the Bank was repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, in the case of a corporate borrower, the Bank also generally obtained personal guarantees from corporate principals and reviewed their personal financial statements.

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

Land Lending. The Bank has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots.  Currently the Bank is originating land loans on a limited basis.  At September 30, 2015, land loans totaled $26.1 million, or 3.9%, of the Bank’s total loan portfolio as compared to $29.6 million, or 4.9%, of the Bank’s total loan portfolio at September 30, 2014.  Land loans originated by the Bank generally have maturities of five to ten years.  The largest land loan is secured by land in Grays Harbor County, had an outstanding balance of $2.6 million and was performing according to terms at September 30, 2015.  At September 30, 2015, six land loans totaling $1.6 million were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Consumer Lending.  Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans.  Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At September 30, 2015, consumer loans amounted to $38.8 million, or 5.8%, of the Bank's total loan portfolio.

At September 30, 2015, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $34.2 million, or 5.1%, of the Bank's total loan portfolio.  Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the prime rate or the 26 week Treasury Bill.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans because they are generally secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Bank.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2015, five consumer loans totaling $338,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans totaled $33.8 million, or 5.0%, of the loan portfolio at September 30, 2015.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the prime rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $1.9 million at September 30, 2015 and was performing according to its repayment terms.  At September 30, 2015, all commercial business loans were performing according to their repayment terms.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential and commercial real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable and/or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things.  Accordingly, the repayment of a commercial business loan depends primarily on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and often insufficient source of repayment.

Loan Maturity.  The following table sets forth certain information at September 30, 2015 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(In thousands)
Mortgage loans:
One- to four-family (1)	$3,209	$1,799	$1,926	$28,178	$84,603	$119,715
Multi-family	3,277	3,881	12,833	28,788	3,543	52,322
Commercial	9,790	44,206	45,080	181,224	10,916	291,216
Construction and land development (2)	83,711	27,209	—	—	—	110,920
Land	6,614	12,016	3,137	3,699	674	26,140
Consumer loans:
Home equity and second mortgage	4,249	4,400	2,440	13,413	9,655	34,157
Other	1,227	323	411	1,159	1,549	4,669
Commercial business loans	7,185	10,458	5,951	9,148	1,021	33,763
Total	$119,262	$104,292	$71,778	$265,609	$111,961	672,902
Less:
Undisbursed portion of construction loans in process						(53,457)
Deferred loan origination fees						(2,193)
Allowance for loan losses						(9,924)
Total loans receivable, net						$607,328
_____________

(1)	Includes $3.1 million of loans held-for-sale.

(2)	Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2015, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(In thousands)
Mortgage loans:
One- to four-family (1)	$34,484	$82,022	$116,506
Multi-family	2,598	46,447	49,045
Commercial	55,504	225,922	281,426
Construction and land development	27,209	—	27,209
Land	9,083	10,443	19,526
Consumer loans:
Home equity and second mortgage	12,021	17,887	29,908
Other	3,125	317	3,442
Commercial business loans	16,170	10,408	26,578
Total	$160,194	$393,446	$553,640
_____________

(1)	Includes $3.1 million of loans held-for-sale.

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

Loan Solicitation and Processing.  Loan originations are obtained from a variety of sources, including walk-in customers and referrals from builders and realtors.  Upon receipt of a loan application from a prospective borrower, a credit report and other data are obtained to verify specific information relating to the loan applicant’s employment, income and credit standing.  An appraisal of the real estate offered as collateral generally is undertaken by a certified appraiser retained by the Bank.

Loan applications are initiated by loan officers and are required to be approved by an authorized loan officer or Bank underwriter, one of the Bank’s Loan Committees or the Bank’s Board of Directors.  The Bank’s Consumer Loan Committee consists of several underwriters, each of whom can approve one- to four-family mortgage loans and other consumer loans up to and including the current Freddie Mac single-family limit. Loan officers may also be granted individual approval authority for certain loans up to a maximum of $250,000. The approval authority for individual loan officers is granted on a case by case basis by the Bank's Chief Credit Administrator or President.  All construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors, or in the case of one- to four- family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter, subject to their individual or Loan Committee loan limit. The Bank’s Commercial Loan Committee, which consists of the Bank’s President, Chief Credit Administrator, Executive Vice President of Lending and Regional Manager of Community Lending, may approve commercial real estate loans and commercial business loans up to and including $1.5 million. The Bank’s President, Chief Credit Administrator and Executive Vice President of Lending also have individual lending authority for loans up to and including $750,000. The Bank’s Board Loan Committee, which consists of two rotating non-employee Directors and the Bank’s President, may approve loans up to and including $3.0 million.  Loans in excess of $3.0 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $3.0 million, must be approved by the Bank’s Board of Directors.

Loan Originations, Purchases and Sales.  During the years ended September 30, 2015, 2014 and 2013, the Bank’s total gross loan originations were $265.5 million, $185.8 million and $217.8 million, respectively.  Periodically, the Bank purchases participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other lenders.  These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the years ended September 30, 2015, 2014 and 2013, the Bank purchased loan participation interests of $7.3 million, $1.9 million and $43,000, respectively.  See “- Lending Activities - Construction and Land Development Lending” and “- Lending Activities - Multi-Family Lending.”

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2015, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $331.5 million.

The Bank also periodically sells participation interests in construction and land development loans, commercial real estate loans and land loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower.  During the year ended September 30, 2015, the Bank sold loan participation interests to other lenders of $3.6 million.  During the year ended September 30, 2014, the Bank did not sell any loan participation interests. During the year ended September 30, 2013, the Bank sold loan participation interests to other lenders of $4.3 million.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2015	2014	2013
Loans originated:	(In thousands)
Mortgage loans:
One- to four-family	$86,644	$44,015	$104,879
Multi-family	12,643	701	7,530
Commercial	35,921	45,215	50,314
Construction and land development	100,875	61,246	38,491
Land	6,570	4,174	1,853
Consumer	15,140	13,143	11,237
Commercial business loans	7,699	17,273	3,499
Total loans originated	265,492	185,767	217,803

Loans purchased:
Mortgage loans:
One- to four-family	313	—	—
Commercial	—	1,911	—
Multi-family	—	—	43
Construction and land development	5,500	—	—
Commercial business	1,500	—	—
Total loans purchased	7,313	1,911	43
Total loans originated and purchased	272,805	187,678	217,846

Loans sold:
Partial loans sold	(3,600)	—	(4,263)
Whole loans sold	(53,948)	(33,345)	(89,352)
Total loans sold	(57,548)	(33,345)	(93,615)

Loan principal repayments	(149,696)	(126,469)	(113,154)
Other items, net	(23,985)	(10,216)	(1,453)
Net increase in loans receivable	$41,576	$17,648	$9,624

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank is generally up to 2.0% of the loan amount.  Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized deferred loan origination fees totaled $2.2 million at September 30, 2015.

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

The Bank’s Board of Directors is informed monthly as to the status of loans that are delinquent by more than 30 days and the status of all foreclosed and repossessed property owned by the Bank.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

	At September 30,
	2015	2014	2013	2012	2011
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$2,368	$4,376	$6,985	$3,382	$2,150
Multi-family	760	—	—	1,449	—
Commercial	1,016	1,468	3,435	6,049	6,571
Construction and land development	—	—	659	1,570	3,522
Land	1,558	4,564	2,146	8,613	8,935
Consumer loans	338	501	385	268	367
Commercial business loans	—	—	—	—	44

Total	6,040	10,909	13,610	21,331	21,589

Accruing loans which are contractually past due 90 days or more	151	812	436	1,198	1,754

Total of non-accrual and 90 days past due loans	6,191	11,721	14,046	22,529	23,343

Non-accrual investment securities	932	1,101	2,187	2,442	2,796

Other real estate owned and other repossessed assets	7,854	9,092	11,720	13,302	10,811
Total non-performing assets (1)	$14,977	$21,914	$27,953	$38,273	$36,950

Troubled debt restructured loans on accrual status (2)	$12,485	$16,804	$18,573	$13,410	$18,166

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (3)	1.00%	2.03%	2.51%	4.09%	4.32%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.76%	1.57%	1.88%	3.06%	3.16%

Non-performing assets as a percentage of total assets	1.84%	2.94%	3.75%	5.19%	5.01%

Loans receivable, net (3)	$617,252	$576,179	$559,240	$550,305	$539,970
Total assets	$815,815	$745,565	$745,648	$736,954	$738,224
_______________

(1)	Does not include troubled debt restructured loans on accrual status.

(2)
Does not include troubled debt restructured loans totaling $1.2 million, $2.3 million, $4.0 million, $10.1 million and $7.4 million reported as non-accrual loans at September 30, 2015, 2014, 2013, 2012 and 2011, respectively.

(3)
Loans receivable, net for this table includes loans held-for-sale and the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The Bank’s non-accrual loans decreased by $4.9 million to $6.0 million at September 30, 2015 from $10.9 million at September 30, 2014, primarily as a result of a $3.0 million decrease in land loans, a $2.0 million decrease in one- to four-family loans, and a $452,000 decrease in commercial real estate loans on non-accrual status.  These decreases were partially offset by a $760,000 increase in multi-family loans on non-accrual status, as a result of one loan secured by a multi-family property in Lewis County being placed on non-accrual status.  A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.”

Additional interest income which would have been recorded for the year ended September 30, 2015 had non-accruing loans been current in accordance with their original terms totaled $3.1 million.

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.  At September 30, 2015, the Bank had $7.9 million of OREO and other repossessed assets consisting of 34 individual properties and one mobile home, a decrease of $1.2 million from $9.1 million at September 30, 2014.  The OREO properties consisted of 20 land parcels totaling $3.4 million, 11 single family homes totaling $2.9 million, three commercial real estate properties totaling $1.6 million, and one mobile home with a balance of $67,000.  The largest OREO property at September 30, 2015 was a commercial building with a balance of $1.1 million located in Grays Harbor County.

Restructured Loans.  Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Bank would not otherwise consider.  Debt restructuring or loan modifications for a borrower do not necessarily always constitute a troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with modified terms for a period of at least six months. The Bank had troubled debt restructured loans at September 30, 2015 and 2014 totaling $13.7 million and $19.1 million, respectively, of which $1.2 million and $2.3 million, respectively, were on non-accrual status. The allowance for loan losses allocated to troubled debt restructured loans at September 30, 2015 and 2014 was $310,000 and $973,000, respectively.

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

The categories of non-accrual loans and impaired loans overlap, although they are not identical.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2015, the Bank had $24.4 million in impaired loans.  For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future, are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans (not included in the table above as non-performing) was $23.5 million at September 30, 2015. The vast majority of these loans are collateralized by real estate.  See “Asset Classification” below for additional information regarding the Bank's problem loans.

Asset Classification.  Applicable regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  Substandard loans are classified as those loans that are inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged.  Assets classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt.  If the weakness or weaknesses are not corrected there is the distinct possibility that some loss will be sustained.  Doubtful assets have the weaknesses of substandard assets with the additional cha racteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted.  When the Bank classifies problem assets as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management.  These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets.  When the Bank classifies problem assets as loss, it charges off the balance of the asset against the allowance for loan losses.  Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated by the Bank as special mention.  Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the payment prospects of the loan.  Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. The Bank’s determination of the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can require the establishment of additional loss allowances.

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and of the Bank's  allowances for loan losses at the dates indicated, were as follows:

	At September 30,
	2015	2014	2013
	(In thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)(2)	12,717	18,056	27,978
Special mention (1)	17,016	27,106	22,916
Total classified and special mention loans	$29,733	$45,162	$50,894

Allowance for loan losses	$9,924	$10,427	$11,136
_____________

(1)	For further information concerning the change in classified assets, see “Non-performing Loans and Delinquencies" above.

(2)	Includes non-performing loans.

Loans classified as substandard decreased by $5.4 million to $12.7 million at September 30, 2015 from $18.1 million at September 30, 2014.  At September 30, 2015, 53 loans were classified as substandard compared to 51 loans at September 30, 2014. Of the $12.7 million in loans classified as substandard at September 30, 2015, $6.0 million were on non-accrual status.  The largest loan classified as substandard at September 30, 2015 had a balance of $2.4 million and was secured by a self-storage facility in King County. This loan was performing according to its restructured payment terms at September 30, 2015.  The next largest loan classified as substandard at September 30, 2015 had a balance of $1.0 million and was secured by land in Grays Harbor County. This loan was on non-accrual status at September 30, 2015.

Loans classified as special mention decreased by $10.1 million to $17.0 million at September 30, 2015 from $27.1 million at September 30, 2014, primarily as a result of loans being upgraded to an improved risk grade category and loans being paid off during the year ended September 30, 2015. Ten individual loans comprised $13.9 million, or 81.8%, of the $17.0 million in loans classified as special mention at September 30, 2015. They include five commercial real estate loans totaling $7.0 million, four multi-family loans totaling $6.3 million and a one- to four-family loan with a balance of $626,000. All ten of these loans were current and paying in accordance with their required loan repayment terms at September 30, 2015.

Allowance for Loan Losses.  The allowance for loan losses is maintained to absorb estimated losses in the loan portfolio.  The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.  The Bank’s methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates and other factors.  Using these loss estimate factors, management develops a range of probable loss for each loan category.  Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or net realizable collateral values.  The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance.  Based on this review, management will adjust the allowance as necessary.

In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan.  The Bank increases its allowance for loan losses by charging provisions for loan losses against the Bank's operating income.

The Board of Directors reviews the adequacy of the allowance for loan losses at least quarterly based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio.

At September 30, 2015, the Bank’s allowance for loan losses totaled $9.9 million.  The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 1.61% and 160.30%, respectively, at September 30, 2015 and 1.81% and 88.96%, respectively, at September 30, 2014.

Management believes that the amount maintained in the allowance for loan losses is adequate to absorb probable losses in the portfolio. Although management believes that it uses the best information available to make its determinations, future adjustments to the allowance for loan losses may be necessary, and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

	Year Ended September 30,
	2015	2014		2013	2012	2011
	(Dollars in thousands)
Allowance at beginning of year	$10,427	$11,136		$11,825	$11,946	$11,264
Provision for (recapture of) loan losses	(1,525)	—		2,925	3,500	6,758

Recoveries:
Mortgage loans:
One- to four-family	264	194		95	74	151
Multi-family	3	—		—	14	41
Commercial	4	4		55	—	—
Construction	1,127	538		172	505	109
Land	37	418		54	97	46
Consumer loans:
Home equity and second mortgage	2	7		5	14	42
Other	4	2		—	—	2
Commercial business loans	5	24		105	2	1
Total recoveries	1,446	1,187		486	706	392

Charge-offs:
Mortgage loans:
One- to four-family	(220)	(1,106)		(769)	(276)	(543)
Multi-family	—	—		—	(14)	—
Commercial	—	(463)		(667)	(1,215)	(47)
Construction	—	—		(159)	(885)	(3,972)
Land	(145)	(260)		(2,307)	(1,251)	(1,704)
Consumer loans:
Home equity and second mortgage	(50)	(47)		(184)	(232)	(150)
Other	(9)	(6)		(14)	(24)	(30)
Commercial business loans	—	(14)		—	(430)	(22)
Total charge-offs	(424)	(1,896)		(4,100)	(4,327)	(6,468)
Net recoveries (charge-offs)	1,022	(709)		(3,614)	(3,621)	(6,076)

Allowance at end of year	$9,924	$10,427	—	$11,136	$11,825	$11,946

Allowance for loan losses as a percentage of total loans receivable (net) outstanding at the end of the year (1)	1.61%	1.81%		1.99%	2.15%	2.21%

Net recoveries (charge-offs) as a percentage of average loans outstanding during the year	0.17%	(0.12)%		(0.65)%	(0.66)%	(1.13)%

Allowance for loan losses as a percentage of non-performing loans at the end of the year	160.30%	88.96%		79.28%	52.48%	51.18%
______________

(1)
Loans receivable, net for this table includes loans held-for-sale and the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,480	17.79%	$1,650	16.22%	$1,449	18.00%	$1,558	18.82%	$760	20.47%
Multi-family	392	7.78	387	7.61	749	8.82	1,156	8.36	1,076	5.53
Commercial	4,065	43.28	4,836	48.47	5,275	50.27	4,247	45.08	4,035	43.92
Construction and land development	1,283	16.48	605	11.28	414	7.79	943	9.92	1,618	9.37
Land	1,021	3.88	1,434	4.87	1,940	5.37	2,392	6.98	2,795	8.79
Non-mortgage loans:
Consumer loans	1,260	5.77	1,055	6.52	982	6.73	1,013	6.87	875	7.90
Commercial business loans	423	5.02	460	5.03	327	3.02	516	3.97	787	4.02
Total allowance for loan losses	$9,924	100.00%	$10,427	100.00%	$11,136	100.00%	$11,825	100.00%	$11,946	100.00%

Investment Activities

The investment policies of the Bank are established and monitored by the Board of Directors.  The policies are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank’s lending activities.  These policies dictate the criteria for classifying securities as either available-for-sale or held-to-maturity.  The policies permit investment in various types of liquid assets permissible under applicable regulations, which includes U.S. Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks, federal funds, mortgage-backed securities, municipal bonds and mutual funds.  The Company's investment policy also permits investment in equity securities in certain financial service companies.

At September 30, 2015, the Bank’s investment portfolio totaled $9.3 million, consisting of $6.0 million of U.S. Treasury and U.S. government agency securities held-to-maturity, $1.9 million of mortgage-backed securities held-to-maturity, $971,000 of mutual funds available-for-sale and $421,000 of mortgage-backed securities available-for-sale.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $8.2 million at September 30, 2014, consisting of $3.0 million of U.S. Treasury and U.S. government agency securities held-to maturity, $2.3 million of mortgage-backed securities held-to-maturity, $1.9 million of mortgage-backed securities available-for-sale and $958,000 of mutual funds available-for-sale.  The composition of the portfolios by type of security at the dates indicated is presented in the following table.

	At September 30,
	2015		2014		2013
	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total
	(Dollars in thousands)
Held-to-Maturity:

U.S.Treasury and U.S. government agency securities	$6,004	64.52%	$3,016	36.98%	$14	0.20%
Mortgage-backed securities	1,909	20.52	2,282	27.98	2,723	39.82

Available-for-Sale:

Mortgage-backed securities	421	4.52	1,899	23.29	3,143	45.97
Mutual funds	971	10.44	958	11.75	958	14.01

Total portfolio	$9,305	100.00%	$8,155	100.00%	$6,838	100.00%

The following table sets forth the maturities and weighted average yields of the securities in the Bank's portfolio at September 30, 2015.  Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held-to-Maturity:

U.S. Treasury and U.S. government agency securities	$—	—%	$6,004	1.60%	$—	—%	$—	—%
Mortgage-backed securities	—	—	2	4.73	22	2.71	1,885	5.82

Available-for-Sale:

Mortgage-backed securities	—	—	10	5.56	—	—	411	4.97
Mutual funds	971	2.40	—	—	—	—	—	—

Total portfolio	$971	2.40%	$6,016	1.61%	$22	2.71%	$2,296	5.67%

There were no securities which had an aggregate book value in excess of 10% of the Bank’s total equity at September 30, 2015.   At September 30, 2015, the Bank had $1.1 million of private label mortgage-backed securities of which $932,000 were on non-accrual status.  For additional information regarding investment securities, see “Item 1A. Risk Factors – Other-than-temporary impairment charges in our investment securities portfolio could result in additional losses” and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions.  Borrowings through the FHLB of Des Moines ("FHLB") and the Federal Reserve Bank of San Francisco ("FRB") may be used to compensate for reductions in the availability of funds from other sources.

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs.  At September 30, 2015, the Bank had 47.4% of total deposits in non-interest bearing accounts and NOW checking accounts.

At September 30, 2015, the Bank had $68.0 million of jumbo certificates of deposit of $100,000 or more.  The Bank had brokered certificates of deposit totaling $3.2 million and $8.5 million in brokered money market deposits at September 30, 2015. The Bank believes that its jumbo certificates of deposit, which represented 10.0% of total deposits at September 30, 2015, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2015.

Category	Weighted Average Interest Rate	Amount	Percentage of Total Deposits
	(In thousands)
Non-interest bearing	—%	$141,388	20.82%
Negotiable order of withdrawal (“NOW”) checking	0.27	180,628	26.61
Savings	0.05	110,315	16.25
Money market	0.29	92,476	13.62
Subtotal	0.21	524,807	77.30

Certificates of Deposit(1)

Maturing within 1 year	0.56	93,882	13.83
Maturing after 1 year but within 2 years	0.93	33,416	4.92
Maturing after 2 years but within 5 years	1.23	26,275	3.87
Maturing after 5 years	1.92	532	0.08
Total certificates of deposit	0.77	154,105	22.70
Total deposits	0.30%	$678,912	100.00%
______________________

(1)	Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2015.  Jumbo certificates of deposit have principal balances of $100,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(In thousands)

Three months or less	$8,014
Over three through six months	14,379
Over six through twelve months	18,855
Over twelve months	26,785
Total	$68,033

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At September 30,
	2015			2014			2013
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing	$141,388	20.82%	$34,971	$106,417	17.30%	$18,760	$87,657	14.41%
NOW checking	180,628	26.61	19,880	160,748	26.13	4,648	156,100	25.66
Savings	110,315	16.25	14,650	95,665	15.55	4,316	91,349	15.02
Money market	92,476	13.62	3,477	88,999	14.47	(10,007)	99,006	16.28
Certificates of deposit which mature:
Within 1 year	93,882	13.83	(4,621)	98,503	16.01	(12,977)	111,480	18.33
After 1 year, but within 2 years	33,416	4.92	670	32,746	5.32	2,796	29,950	4.92
After 2 years, but within 5 years	26,275	3.87	(4,306)	30,581	4.97	(772)	31,353	5.15
Certificates maturing thereafter	532	0.08	(925)	1,457	0.25	90	1,367	0.23

Total	$678,912	100.0%	$63,796	$615,116	100.0%	$6,854	$608,262	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

	At September 30,
	2015	2014	2013
	(In thousands)
0.00 - 1.99%	$144,083	$145,098	$149,120
2.00 - 3.99%	9,762	16,776	24,759
4.00 - 5.99%	260	1,413	271
Total	$154,105	$163,287	$174,150

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit at September 30, 2015.

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(In thousands)
0.00 - 1.99%	$85,489	$33,103	$25,192	$299	$144,083
2.00 - 3.99%	8,393	313	823	233	9,762
4.00 - 5.99%	—	—	260	—	260
Total	$93,882	$33,416	$26,275	$532	$154,105

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended September 30,
	2015	2014	2013
	(In thousands)
Beginning balance	$615,116	$608,262	$597,926
Net deposits before interest credited	61,792	4,788	7,768
Interest credited	2,004	2,066	2,568
Net increase in deposits	63,796	6,854	10,336
Ending balance	$678,912	$615,116	$608,262

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use advances from the FHLB of Des Moines (on May 31, 2015, the FHLB of Seattle merged into the FHLB of Des Moines) to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Advances are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2015, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount to 35% of the Bank’s total assets, limited by available collateral, under which $45.0 million in advances were outstanding. The Bank also has a Letter of Credit ("LOC") of up to $15.0 million with the FHLB for the purpose of collateralizing Washington State public deposits. The LOC amount reduces the Bank's available FHLB advances. The Bank maintains a short-term borrowing line of credit with the FRB with total credit based on eligible collateral.  At September 30, 2015, the Bank had no outstanding balance and $45.2 million in unused borrowing capacity on this borrowing line of credit. A short-term borrowing line of credit of $10.0 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2015.

The following table sets forth certain information regarding borrowings, including repurchase agreements, by the Bank at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2015	2014	2013
	(Dollars in thousands)
Average total borrowings	$45,000	$45,000	$45,352

Weighted average rate paid on total borrowings	4.19%	4.16%	4.13%

Total borrowings outstanding at end of period	$45,000	$45,000	$45,000

The following table sets forth certain information regarding short-term borrowings consisting solely of repurchase agreements with customers by the Bank at the end of and during the periods indicated.  Borrowings are considered short-term when the original maturity is less than one year.

	At or For the Year Ended September 30,
	2015	2014	2013
	(Dollars In thousands)
Maximum amount outstanding at any month end:
Repurchase agreements	$—	$—	$787

Average outstanding during period:
Repurchase agreements	$—	$—	$352
Total average outstanding during period	$—	$—	$352

Weighted average rate paid during period:
Repurchase agreements	—%	—%	0.05%

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2015, the cash surrender value of bank owned life insurance (“BOLI”) was $18.2 million.
How We Are Regulated

General.  As a bank holding company, Timberland Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. Timberland Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws. As a state-chartered savings bank, the Bank is subject to regulation and oversight by the Division and the applicable provisions of Washington law and regulations of the Division adopted thereunder.  The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve.  State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations.  The Bank is subject to periodic examination and reporting requirements by and of the Division and the FDIC.

The following is a brief description of certain laws and regulations applicable to Timberland Bancorp and the Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the U.S. Congress or the Washington State Legislature that may affect the operations of Timberland Bancorp and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC, DFI, Federal Reserve and the Consumer Financial Protection Bureau ("CFPB"). Any such legislation or regulatory changes in the future could adversely affect the Company's and the Bank's operations and financial condition. We cannot predict whether any such changes may occur.

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

Many aspects of the Dodd-Frank Act are subject to rulemaking by the federal banking agencies, which has not been completed and in some instances will not take effect for some time, making it difficult to anticipate the overall financial impact of the Dodd-Frank Act on the Bank, Timberland Bancorp and the financial services industry more generally.

Regulation of the Bank

The Bank, as a state-chartered savings bank, is subject to regulation and oversight by the FDIC and the Division extending to all aspects of its operations.

Federal and State Enforcement Authority and Actions. As part of its supervisory authority over Washington-chartered savings banks, the Division may initiate enforcement proceedings to obtain a consent order to cease and desist against an institution believed to have engaged in unsafe and unsound practices or to have violated a law, regulation, or other regulatory limit, including a written agreement. The FDIC also has the authority to initiate enforcement actions against insured institutions for similar reasons and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition. Both of these agencies may utilize less formal supervisory tools to address their concerns about the condition, operations or compliance status of a savings bank.

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund, or the DIF of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended September 30, 2015 were $593,000.

Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments. Stronger institutions pay lower rates while riskier institutions pay higher rates.

As required by the Dodd-Frank Act, the FDIC adopted new rules to reform the deposit insurance assessment system, which redefined the assessment base used for calculating deposit insurance assessments effective April 1, 2011. Under the new rules, assessments are based on an institution's average consolidated total assets minus average tangible equity instead of total deposits and range from 2.5 to 45 basis points.

As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in the years 2017 through 2019. This payment is established quarterly and averaged 6.00 basis points (annualized) of assessable assets for September 30, 2015. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization or the deposit insurance system.

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

At September 30, 2015, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" below and Note 16 of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Capital Requirements.  Timberland Bank, as a state-chartered, federally insured savings bank, is subject to the capital requirements established by the FDIC. Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital adequacy requirements approved by the Federal Reserve and the FDIC that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act.

The Bank is now subject to new capital requirements adopted by the FDIC, which create a new required ratio for common equity Tier 1 ("CET1") capital, increases the leverage and Tier 1 capital ratios, changes the risk-weightings of certain assets for purposes of the risk-based capital ratios, creates an additional capital conservation buffer over the required capital ratios and changes what qualifies as capital for purposes of meeting those various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

The new minimum requirements are a ratio of CET1 capital to total risk-weighted assets (the "CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0%, and a leverage ratio of 4.0%. At September 30, 2015, the Bank exceeded all regulatory capital requirements and the Bank was categorized as "well capitalized" under the regulations of the FDIC.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments of qualifying capital. The Bank does not have any of these instruments. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of the Bank's asset size, it was not considered an advanced approaches banking organization and elected in the first quarter of calendar year 2015 to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition development and construction loans and for non-residential mortgage loans that are 90 days or more past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital.

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based capital ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a Tier 1 leverage capital ratio of 5.0% (unchanged).

The following table compares the Bank's actual capital amounts at September 30, 2015 to its minimum regulatory capital requirements at that date (Dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$82,297	10.29%	$32,006	4.00%	$40,008	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	82,297	13.43	27,568	4.50	$39,821	6.50

Tier 1 capital	82,297	13.43	36,758	6.00	$49,010	8.00

Total capital	89,986	14.69	49,010	8.00	$61,263	10.00

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of the Bank believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines following the voluntary merger of the FHLB of Seattle with and into FHLB of Des Moines effective May 31, 2015. The FHLB of Des Moines is one of 11 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans or advances to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term advances are required to provide funds for residential home financing.  See “Deposit Activities and Other Sources of Funds – Borrowings" above.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines.  At September 30, 2015, the Bank had $2.7 million in FHLB stock, which was in compliance with this requirement.   During the year ended September 30, 2015, the FHLB repurchased $2.5 million of its stock (FHLB of Seattle repurchased $111,000 and FHLB of Des Moines repurchased $2.4 million), at par, from the Bank.  The FHLB pays dividends quarterly, and the Bank received $10,000 in dividends during the year ended September 30, 2015.

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

Standards for Safety and Soundness.  The federal banking regulatory agencies have prescribed, by regulation, guidelines for all insured depository institutions relating to: internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, compensation, fees and benefits.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  Each insured depository institution must implement a comprehensive written information security program that includes administrative, technical and physical safeguards appropriate to the institution’s size and complexity and the nature and scope of its activities.  The information security program also must be designed to ensure the security and confidentiality of customer information, protect against any unanticipated threats or hazards to the security or integrity of such information, protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer, and ensure the proper disposal of customer and consumer information.  Each insured depository institution must also develop and implement a risk-based response program to address incidents of unauthorized access to customer information in customer information systems.  If the FDIC determines that the Bank fails to meet any standard prescribed by the guidelines, it may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard.  FDIC regulations establish deadlines for the submission and review of such safety and soundness compliance plans

.  Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Real Estate Lending Standards.  FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  The Bank’s Board of Directors is required to review and approve the Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratio should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s Board of Directors.  The Bank is in compliance with the record and reporting requirements.  As of September 30, 2015, the Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 2.2% of total capital and the Bank’s loans on commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratios were 0.3% of total capital.

Activities and Investments of Insured State-Chartered Financial Institutions.  Federal law generally limits the activities and equity investments of FDIC-insured state-chartered banks to those that are permissible for national banks.  An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investments may not exceed 2% of the bank's total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors' and officers' liability insurance coverage or bankers' blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution owned by another FDIC-insured institution if certain requirements are met.

Washington State has enacted a law regarding financial institution parity. Primarily, the law affords Washington-chartered commercial banks the same powers as Washington-chartered savings banks.  In order for a bank to exercise these powers, it must provide 30 days notice to the Director of Financial Institutions, and the Director must authorize the requested activity.  In addition, the law provides that Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations.  Finally, the law provides additional flexibility for Washington-chartered commercial and savings banks with respect to interest rates on loans and other extensions of credit.  Specifically, they may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

Environmental Issues Associated With Real Estate Lending.  The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) is a federal statute that generally imposes strict liability on all prior and present "owners and operators" of sites containing hazardous waste.  However,  Congress acted to protect secured creditors by providing that the term “owner and operator” excludes a person whose ownership is limited to protecting its security interest in the site.  Since the enactment of the CERCLA, this “secured creditor exemption” has been the subject of judicial interpretations which have left open the possibility that lenders could be liable for cleanup costs on contaminated property that they hold as collateral for a loan.

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potential hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of September 30, 2015, the Bank’s deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

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

Regulation of the Company

           General.  The Company, as the sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations promulgated thereunder.  This regulation and oversight is generally intended to ensure that Timberland Bancorp limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

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

BHCA.  Under the BHCA, the Company is supervised by the Federal Reserve.  The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

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

Interstate Banking.  The Federal Reserve may approve an application of a bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state except with respect to the acquisition of a bank that has not been in existence for the minimum time period, not exceeding five years, specified by the law of the host state.  The Federal Reserve may not approve an application if the applicant controls or would control more than 10% of the insured deposits in the U.S. or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch.  Federal law does not affect the authority of states to limit the percentage of total insured deposits in the state that may be held or controlled by a bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies.  Individual states may also waive the 30% state-wide concentration limit contained in the federal law.

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

Dividends.  Federal Reserve policy limits the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition, and that it is inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Under Washington corporate law, the Company generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities.

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

Capital Requirements.  As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2015, the Company would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for the Company as of September 30, 2015 (Dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$85,221	10.64%

Risk-based Capital Ratios:
Common equity tier 1 capital	85,221	13.91

Tier 1 capital	85,221	13.91

Total capital	92,911	15.16

For additional information see Note 16 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and implements new capital regulations that Timberland Bancorp has or will become subject to and that are discussed above under “Regulation and Supervision of the Bank - Capital Requirements.” In addition, among other changes, the Dodd-Frank Act requires public companies, such as Timberland Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2011.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts at September 30, 2015. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

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

Subsidiary Activities

The Bank has one wholly-owned subsidiary, Timberland Service Corporation (“Timberland Service”), whose primary function is to act as the Bank's escrow department.

Personnel

As of September 30, 2015, the Bank had 226 full-time employees and 27 part-time and on-call employees.  The employees are not represented by a collective bargaining unit, and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and Bank

	Age at September 30, 2015	Position
Name		Company	Bank
Michael R. Sand	61	President and Chief Executive Officer	President and Chief Executive Officer

Dean J. Brydon	48	Executive Vice President, Chief Financial Officer and Secretary	Executive Vice President, Chief Financial Officer and Secretary

Robert A. Drugge	64	Executive Vice President of Lending	Executive Vice President of Lending

Jonathan A. Fischer	41	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer

Edward C. Foster	58	Executive Vice President and Chief Credit Administrator	Executive Vice President and Chief Credit Administrator

Marci A. Basich	46	Senior Vice President and Treasurer	Senior Vice President and Treasurer

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

Edward C. Foster has been affiliated with the Bank and has served as Chief Credit Administrator since February 2012. Prior to joining the Bank, Mr. Foster was employed by the FDIC, where he served as a Loan Review Specialist from January 2011 to February 2012. Mr. Foster owned a credit administration consulting business from February 2010 to January 2011. Prior to that, Mr. Foster served as the Chief Credit Officer for Carson River Community Bank from April 2008 through February 2010. Before joining Carson River Community Bank, Mr. Foster served as a Senior Regional Credit Officer for Omni National Bank from September 2006 through March 2008.

Marci A. Basich has been affiliated with the Bank since 1999 and has served as Treasurer of the Company and the Bank since January 2002.  Ms. Basich is a Certified Public Accountant.

Item 1A.  Risk Factors

We assume and manage a certain degree of risk in order to conduct our business strategy.  In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed to be immaterial by management, also may materially and adversely affect our financial position, results of operations and/or cash flows.  Before making an investment decision, you should carefully consider the risks described below together with all of the other information included in this Form 10-K and our other filings with the SEC.  If any of the circumstances described in the following risk factors actually occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

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

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

A return of recessionary conditions could result in increases in our level of non-performing loans and/or reduce demand for our products and services, which could have an adverse effect on our results of operations.

Economic conditions have improved since the end of the economic recession; however, economic growth has been slow and uneven, unemployment remains relatively high, and concerns still exist over the federal deficit, government spending and global geopolitical risks which have all contributed to diminished expectations for the economy in our market areas. A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate value and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. If the Federal Reserve increases the federal funds rate as expected in the near term, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our real estate construction loans expose us to significant risks.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2015, construction and land development loans totaled $110.9 million, or 16.5% of our total loan portfolio, of which $90.2 million were for residential real estate projects. This compares to construction and land development loans of $68.5 million, or 11.3% of our total loan portfolio at September 30, 2014, or an increase of 62.0% during the past year. Approximately $63.0 million of our residential construction loans at September 30, 2015 were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In general, construction lending involves additional risks because of the inherent difficulty in estimating a property's value both before and at completion of the project as well as the estimated cost of the project.  Construction costs may exceed original estimates as a result of increased materials, labor or other costs.  Due to current uncertainties in the residential real estate market, property values have become more difficult to determine. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, construction loans often involve the disbursement of funds with repayment dependent, in part, on the success of the project and the ability of the borrower to sell or lease the property or refinance the indebtedness, rather than the ability of the borrower or guarantor to repay principal and interest.  These loans are also generally more difficult to monitor.  In addition, speculative construction loans to builders are often associated with homes that are not pre-sold, and thus pose a greater potential risk than construction loans to individuals on their personal residences. At September 30, 2015, $6.7 million of our construction portfolio was comprised of speculative one- to four-family construction loans.  No real estate construction loans were non-performing at September 30, 2015.  A material increase in our non-performing construction loans could have a material adverse effect on our financial condition and results of operation.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

Our current business strategy includes an emphasis on commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In our primary market of western Washington, a downturn in the real estate market could increase loan delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

At September 30, 2015, we had $291.2 million of commercial real estate mortgage loans, representing 43.3% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial  real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at September 30, 2015 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2015, we had $33.8 million, or 5.0%, of total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2015, $153.9 million, or 22.9%, of our total loan portfolio was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

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

Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•	the cash flow of the borrower and/or the project being financed;

•	the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;

•	the duration of the loan;

•	the credit history of a particular borrower; and

•	changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged against operating income, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic comprehensive reviews and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	existing economic conditions;

•	risk characteristics of the various classifications of loans;

•	the amount and quality of collateral, including guarantees, securing the loans; and

•	regulatory requirements and expectations.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes.  Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to replenish the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on their judgment about information available to them at the time of their examinations.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At September 30, 2015 our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and other real estate owned and other repossessed assets) were $15.0 million, or 1.84% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. In addition to the non-performing loans, there were $12.5 million in loans classified as performing troubled debt restructurings at September 30, 2015.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation allowances, our earnings could be reduced.

We obtain updated valuations in the form of appraisals and broker price opinions when a loan has been foreclosed and the property is taken in as OREO, and at certain other times during the asset's holding period.  Our net book value (“NBV”) in the loan at the time of foreclosure and thereafter is compared to the updated estimated market value of the foreclosed property less estimated selling costs (fair value). A charge-off is recorded for any excess in the asset’s NBV over its fair value.  If our valuation process is incorrect or if the property declines in value after foreclosure, the fair value of our OREO may not be sufficient to recover our NBV in such assets, resulting in the need for a valuation allowance.

In addition, bank regulators periodically review our OREO and may require us to recognize further valuation allowances.  Significant charge-offs to our OREO may have a material adverse effect on our financial condition and results of operations.

Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses.

Our investment securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for investment securities and limited investor demand. Our investment securities portfolio is evaluated for other-than-temporary-impairment ("OTTI"). If this evaluation shows impairment to the actual or projected cash flows associated with one or more investment securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale investment securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale investment securities, net of income taxes.

During the year ended September 30, 2015, we recognized $13,000 of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2014, we recognized a $59,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2013, we recognized OTTI charges of $47,000 and recorded a credit loss through non-interest income. At September 30, 2015, our remaining private label mortgage backed securities portfolio totaled $1.1 million.

The valuation of our investment securities also is influenced by additional external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, default rates on residential mortgage securities and rating agency actions. Accordingly, there can be no assurance that future declines in the market value of our private label mortgage backed securities or other investment securities will not result in additional OTTI of these assets and lead to accounting charges that could have a material adverse effect on our results of operations.

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

In the course of our business, we may foreclose and take title to real estate, and we could be subject to environmental liabilities with respect to these properties. We may be held liable by a governmental entity or by third persons for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition and results of operations could be materially and adversely affected.

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

A prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our loan portfolio may continue to decrease as our loans reprice or are originated at these low market rates, which could have an adverse effect on our results of operations. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At September 30, 2015, we had $93.9 million in certificates of deposit that mature within one year and $524.8 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and advances from the FHLB, borrowings from the FRB and other borrowings to fund our operations. At September 30, 2015, we had $45.0 million of FHLB advances outstanding and a letter of credit with an available balance of $15.0 million and an additional $255.4 million of available borrowing capacity through the FHLB and the FRB.  Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our deposits are concentrated or adverse regulatory action against us.

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

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations.

The financial services industry is extensively regulated. Timberland Bank is currently subject to extensive examination, supervision and comprehensive regulation by the DFI, our state regulator, and the FDIC, as insurer of our deposits. As a bank holding company, Timberland Bancorp is subject to examination, supervision and regulation by the Federal Reserve. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the deposit insurance fund and consumers and not to benefit our shareholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on our operations, the classification of our assets, and the determination of the level of our allowance for loan losses and level of deposit insurance premiums assessed. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results or our operations as could our interpretations of those changes.

As discussed under “Business - Regulation of the Bank - Financial Regulatory Reform” in Item I of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written rules and regulations for implementation will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our non-interest expense.

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

We performed our test for goodwill impairment for fiscal year 2015, and the test concluded that recorded goodwill was not impaired. Our assessment of the fair value of goodwill is based on an evaluation of market capitalizations for similar financial institutions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets and liabilities. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

We may experience decreases in the fair value of our mortgage servicing rights, which could reduce our earnings.

Mortgage servicing rights (“MSRs”) are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2015, our MSRs totaled $1.5 million.  MSRs are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis, we evaluate the fair value of MSRs for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Our methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.  For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings.

Our assets as of September 30, 2015 include a deferred tax asset, and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement recorded amounts and the tax bases of assets and liabilities.  At September 30, 2015, the net deferred tax asset was approximately $2.2 million.  The net deferred tax asset results primarily from our provision for loan losses recorded for financial reporting purposes, which has been larger than net loan charge-offs deducted for tax reporting purposes.

We regularly review our net deferred tax assets for recoverability based on our expectations of future earnings and expected timing of reversals of temporary differences and record a valuation allowance if deemed necessary.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.  We believe the recorded net deferred tax asset at September 30, 2015 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust the net deferred tax asset, which would negatively impact our financial condition and results of operations.

The exercise of our outstanding warrant may be dilutive to holders of our common stock.

At September 30, 2015, we had an outstanding warrant to purchase up to 370,899 shares of our common stock at a price of $6.73 per share at any time through December 23, 2018. The ownership interest of existing holders of our common stock will be diluted to the extent the warrant is exercised.  The shares of common stock underlying the warrant represent approximately 5.0% of the shares of our common stock outstanding as of September 30, 2015 (including the shares issuable upon exercise of the warrant in total shares outstanding).

Our exposure to operational risks may adversely affect us.

Similar to other financial institutions, we are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer or Company data is compromised, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors. Nationally, reported incidents of fraud and other financial crimes have increased. While we have policies and procedures designed to prevent such losses, there can be no assurances that such losses will not occur. If any of these risks occur, it could result in material adverse consequences for us.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures and could result in significant legal liability and significant damage to our reputation and our business.

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

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

We are dependent on key personnel, and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense, and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our President, and certain other employees.  In addition, our success has been and continues to be highly dependent upon the services of our directors, and we may not be able to identify and attract suitable candidates to replace such directors.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

We rely on other companies to provide key components of our business infrastructure.

Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. Any problems caused by these third-parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. Replacing these third-party vendors could also entail significant delay and expense.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2015, the Bank operated 22 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office, the Gig Harbor office and the Lacey office a

t 1751 Circle Lane SE, which are leased.

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2015
			(In thousands)
Main Office:

624 Simpson Avenue Hoquiam, Washington 98550	1966	7,700	$61,462

Branch Offices:

300 N. Boone Street Aberdeen, Washington 98520	1974	3,400	32,833

201 Main Street South Montesano, Washington 98563	2004	3,200	32,203

361 Damon Road Ocean Shores, Washington 98569	1977	2,100	24,482

2418 Meridian Avenue East Edgewood, Washington 98371	1980	2,400	42,118

202 Auburn Way South Auburn, Washington 98002	1994	4,200	31,376

12814 Meridian Avenue East (South Hill) Puyallup, Washington 98373	1996	4,200	37,320

1201 Marvin Road, N.E. Lacey, Washington 98516	1997	4,400	20,406

101 Yelm Avenue W. Yelm, Washington 98597	1999	3,400	21,542

20464 Viking Way NW Poulsbo, Washington 98370	1999	1,800	16,261

2419 224th Street E. Spanaway, Washington 98387	1999	3,900	36,088

801 Trosper Road SW Tumwater, Washington 98512	2001	3,300	29,120
(table continued on the following page)

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2015
(In thousands)

7805 South Hosmer Street Tacoma, Washington 98408	2001	5,000	$40,711

2401 Bucklin Hill Road Silverdale, Washington 98383	2003	4,000	39,695

423 Washington Street SE Olympia, Washington 98501	2003	3,000	42,110

3105 Judson Street Gig Harbor, Washington 98335	2004	2,700	27,801

117 N. Broadway Aberdeen, Washington 98520	2004	3,700	25,207

313 West Waldrip Street Elma, Washington 98541	2004	5,900	32,054

1751 Circle Lane SE Lacey, Washington 98503	2004	900	14,617

101 2nd Street Toledo, Washington 98591	2004	1,800	32,914

209 NE 1st Street Winlock, Washington 98586	2004	3,400	16,438

714 W. Main Street Chehalis, Washington 98532	2009	4,600	22,154

Loan Center/Data Center:

120 Lincoln Street Hoquiam, Washington 98550	2003	6,000	N/A

Administrative Offices:

305 8th Street Hoquiam, Washington 98550	2004	4,100	N/A

Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2015, the Bank operated 22 proprietary ATMs that are part of a nationwide cash exchange network.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of November 30, 2015, there were 6,994,148 shares of common stock issued and approximately 476 shareholders of record.  The following table sets forth the high and low sales prices of, and dividends paid on, the Company's common stock for each quarter during the years ended September 30, 2015 and 2014.  The high and low price information was provided by the Nasdaq Stock Market.

Fiscal 2015	High	Low	Dividends per Common Share
First Quarter	$10.74	$10.39	$0.05
Second Quarter	11.57	10.25	0.06
Third Quarter	10.87	9.82	0.06
Fourth Quarter	11.20	9.91	0.07
Fiscal 2014	High	Low	Dividends per Common Share
First Quarter	$9.76	$8.28	$0.03
Second Quarter	11.59	9.61	0.04
Third Quarter	11.00	10.37	0.04
Fourth Quarter	10.98	10.27	0.05

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

The Company has had various stock repurchase programs since January 1998. On July 28, 2015, the Company announced a plan to repurchase 352,681 shares of the Company's common stock. This marked the Company's 17th stock repurchase plan. As of September 30, 2015, the Company has repurchased 64,788 of these shares at an average price of $10.94 per share. Cumulatively, since January 1998 the Company has repurchased 7,848,722 shares at an average price of $8.99 per share.

The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2015.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans

July 1, 2015 - July 31, 2015	—	$—	—	352,681

August 1, 2015 - August 31, 2015	—	—	—	352,681

September 1, 2015 - September 30, 2015	64,788	10.94	64,788	287,893

Total	64,788	$10.94	64,788	287,893

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $500 million to $1 Billion Asset Thrift Index, peer group indices.  Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2010.

Timberland Bancorp, Inc.

Total Return Performance
300
275
250
225
200
175
150
125
100
75
Index Value
Timberland Bancorp, Inc.
NASDAQ Composite
SNL $500M-$1B Thrift Index
09/30/10
09/30/11
09/30/12
09/30/13
09/30/14
09/30/15

	Period Ended
Index	9/30/2010	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015
Timberland Bancorp	$100.00	$100.00	$148.52	$225.17	$267.81	$283.03
NASDAQ Composite	100.00	103.00	134.56	165.51	199.72	208.01
SNL $500M-$1B Thrift Index *	100.00	103.92	130.68	161.04	178.30	210.54

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

	At September 30,
	2015	2014	2013	2012	2011
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$815,815	$745,565	$745,648	$736,954	$738,224
Loans receivable and loans held for sale, net	607,328	565,752	548,104	538,480	528,024
Investment securities held to maturity	7,913	5,298	2,737	3,339	4,145
Investment securities available for sale	1,392	2,857	4,101	4,945	6,717
FHLB Stock	2,699	5,246	5,452	5,655	5,705
Cash and due from financial institutions and interest-bearing deposits in banks	92,289	72,354	94,496	96,668	112,065
Certificates of deposit held for investment	48,611	35,845	30,042	23,490	18,659
OREO and other repossessed assets, net	7,854	9,092	11,720	13,302	10,811
Deposits	678,912	615,116	608,262	597,926	592,678
FHLB advances	45,000	45,000	45,000	45,000	55,000
Shareholders' equity	89,187	82,778	89,688	90,319	86,205

	Year Ended September 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$31,168	$29,857	$30,237	$31,605	$33,966
Interest expense	3,890	3,939	4,439	5,947	8,533
Net interest income	27,278	25,918	25,798	25,658	25,433
Provision for (recapture of) loan losses	(1,525)	—	2,925	3,500	6,758
Net interest income after provision for (recapture of) loan losses	28,803	25,918	22,873	22,158	18,675
Non-interest income	9,522	8,530	10,262	9,781	8,681
Non-interest expense	25,841	25,798	25,864	25,568	25,963
Income before federal income taxes	12,484	8,650	7,271	6,371	1,393
Provision for federal income taxes	4,192	2,800	2,514	1,781	304
Net income	8,292	5,850	4,757	4,590	1,089
Preferred stock dividends	—	(136)	(710)	(832)	(832)
Preferred stock discount accretion	—	(70)	(283)	(240)	(225)
Discount on redemption of preferred stock	—	—	255	—	—
Net income to common shareholders	$8,292	$5,644	$4,019	$3,518	$32

Net income per common share:
Basic	$1.20	$0.82	$0.59	$0.52	$—
Diluted	$1.17	$0.80	$0.58	$0.52	$—
Dividends per common share	$0.24	$0.16	$—	$—	$—
Dividend payout ratio (1)	20.42%	19.97%	15.78%	N/A	N/A
_______________

(1)	Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2015	2014	2013	2012	2011
OTHER DATA:

Number of real estate loans outstanding	2,545	2,525	2,524	2,513	2,604
Deposit accounts	52,343	52,656	54,809	55,848	56,152
Full-service offices	22	22	22	22	22

	At or For the Year Ended September 30,
	2015	2014	2013	2012	2011
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	1.07%	0.79%	0.64%	0.62%	0.15%
Return on average equity (2)	9.70	7.08	5.27	5.21	1.26
Interest rate spread (3)	3.66	3.71	3.69	3.65	3.58
Net interest margin (4)	3.80	3.84	3.82	3.81	3.78
Average interest-earning assets to average interest-bearing liabilities	126.41	122.04	119.93	117.42	115.24
Non-interest expense as a percent of average total assets	3.33	3.50	3.49	3.48	3.54

Efficiency ratio (5)	70.22	74.89	71.72	72.15	76.11

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	1.00%	2.03%	2.51%	4.09%	4.32%
Non-performing assets as a percent of total assets (6)	1.84	2.94	3.75	5.19	5.01
Allowance for loan losses as a percent of total loans receivable, net (7)	1.61	1.81	1.99	2.15	2.21
Allowance for loan losses as a percent of non-performing loans (8)	160.30	88.96	79.28	52.48	51.18
Net charge-offs (recoveries) to average outstanding loans	(0.17)	0.12	0.65	0.66	1.13
Capital Ratios:
Total equity-to-assets ratio	10.93%	11.10%	12.03%	12.26%	11.68%
Average equity to average assets	11.01	11.20	12.19	11.98	11.81
__________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4)	Net interest income before provision for (recapture of) loan losses as a percentage of average interest-earning assets.

(5)	Non-interest expenses divided by the sum of net interest income and non-interest income.

(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, OREO and other repossessed assets.

(7)	Loans receivable includes loans held for sale and is before the allowance for loan losses.

(8)	Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. Troubled debt restructured loans that are on accrual status are not included.

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

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;  secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-K and the Company's other reports filed with or furnished to the SEC.

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2016 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's financial conditions and results of operations as well as its stock price performance.

Critical Accounting Policies and Estimates

The Company has established various accounting policies that govern the application of GAAP in the preparation of the Company's Consolidated Financial Statements.  The Company has identified five policies, that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements.  These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of MSRs, the determination of other than temporary impairment ("OTTI") in the market value of investment securities, the determination of goodwill impairment and the determination of the recorded value of OREO.  These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis contained herein and in the notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  In particular, Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” generally describes the Company's accounting policies.  Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Company’s loan portfolio, will not request the Company to significantly increase or decrease its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed elsewhere in this document.  Although management believes the level of the allowance as of September 30, 2015 was adequate to absorb probable losses inherent in the loan portfolio, a decline in local economic conditions, results of examinations by the Company’s or the Bank’s regulators or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company’s financial condition and results of operations.

MSRs.  MSRs are capitalized when acquired through the origination of loans that are subsequently sold with servicing rights retained and are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income.  The value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.

The estimated fair value is evaluated at least annually by a third-party firm for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time the servicing assets were originated.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs’ portfolio.  The Company's methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions.  For example, the determination of fair value uses anticipated prepayment speeds.  Actual prepayment experience may differ, and any difference may have a material effect on the fair value.  Thus, any measurement of MSRs' fair value is limited by the conditions existing and assumptions as of the date made.  Those assumptions may not be appropriate if they are applied at different times.

OTTI in the Estimated Fair Value of Investment Securities.  Unrealized investment securities losses on available for sale and held to maturity securities are evaluated at least quarterly by a third-party firm to determine whether declines in value should be considered “other than temporary” and therefore be subject to immediate loss recognition through earnings for the portion related to credit losses.  Although these evaluations involve significant judgment, an unrealized loss in the fair value of a debt security is generally deemed to be temporary when the fair value of the security is less than the recorded value primarily as a result of changes in interest rates, when there has not been significant deterioration in the financial condition of the issuer, and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value.  An unrealized loss in the value of an equity security is generally considered temporary when the fair value of the security is below the recorded value primarily as a result of current market conditions and not a result of deterioration in the financial condition of the underlying borrowers or the underlying collateral (in the case of mutual funds) and the Company has the intent and the ability to hold the security for a sufficient time to recover the recorded value.  Other factors that may be considered in determining whether a decline in the value of either a debt or equity security is “other than temporary” include ratings by recognized rating agencies, capital strength and near-term prospects of the issuer, and recommendation of investment advisors or market analysts.  Therefore, continued deterioration of current market conditions could result in additional impairment losses recognized within the Company’s investment portfolio.

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

During the quarter ended June 30, 2015, the Company engaged a third-party firm specializing in goodwill impairment valuations for financial institutions to help perform the annual test for goodwill impairment.  The test concluded that recorded goodwill was not impaired.  As of September 30, 2015, there have been no events or changes in the circumstances that would indicate a potential impairment.  No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future.

OREO and Other Repossessed Assets. OREO and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure and are recorded initially at the estimated fair value of the properties less estimated costs of disposal.  Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.  Valuations are periodically performed by management, and a charge to earnings is recorded if the recorded value of a property exceeds its estimated net realizable value.

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Operating Strategy

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. In spite of persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement in profitability in fiscal years 2015 and 2014 as real estate values modestly improved along with general economic conditions resulting in materially lower loan charge-offs and write-downs of OREO as compared to prior periods. Although there continue to be indications that economic conditions in the U.S., including Washington State where we hold substantially all of our loans and conduct all of our operations, are improving from the recessionary downturn, the pace of recovery has been modest and uneven, and ongoing stress in the economy will likely continue to be challenging going forward.  In response to the financial challenges in our market areas we have taken actions to manage our capital, reduce our exposure to speculative construction and land development loans and land loans and maintain higher levels of on balance sheet liquidity. We continue to originate residential fixed-rate mortgage loans primarily for sale in the secondary market. We also continue to manage the growth of our commercial and multi-family real estate loan portfolios in a disciplined fashion while continuing to dispose of other real estate owned properties and increase retail deposits.

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

Continue generating revenues through mortgage banking operations. The substantial majority of the fixed-rate residential mortgage loans we originate are sold into the secondary market with servicing retained. This strategy produces gains on the sale of such loans and reduces the interest rate and credit risk associated with fixed-rate residential lending. We continue to originate custom construction and owner builder loans for sale into the secondary market upon the completion of construction.

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

Increase core deposits and other retail deposit products. We focus on establishing a total banking relationship with our customers with the intent of internally funding our loan portfolio. We anticipate that the continued focus on customer relationships will increase our level of core deposits and locally-based retail certificates of deposit. In addition to our retail branches, we maintain technology based products such as business cash management and a business remote deposit product that enables us to compete effectively with banks of all sizes.

Limit exposure to increasing interest rates. For many years, the majority of the loans the Bank has retained in its portfolio have generally possessed periodic interest rate adjustment features or have been relatively short term in nature. Loans originated for portfolio retention have generally included ARM loans, short term construction loans, and to a lesser extent commercial business loans with interest rates tied to a market index such as the prime rate. Longer term fixed-rate mortgage loans have generally been originated for sale into the secondary market.

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

Qualitative Aspects of Market Risk.  The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates.  The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the difference between asset and liability maturities and interest rates.  The principal element in achieving this objective is to increase the interest rate sensitivity of the Bank's interest-earning assets by retaining in its portfolio, short-term loans and loans with interest rates subject to periodic adjustments.  The Bank relies on retail deposits as its primary source of funds.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms of up to six years.

The Bank has adopted a strategy that is designed to substantially match the interest rate sensitivity of assets relative to its liabilities.  The primary elements of this strategy involve originating ARM loans for its portfolio, maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to four-family residential mortgage loans, matching asset and liability maturities, investing in short-term securities, and originating fixed-rate loans for retention or sale in the secondary market while retaining the related MSRs.

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by FIMAC Solutions, LLC (“FIMAC”), a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on a rate shock analysis prepared by FIMAC based on data at September 30, 2015, an immediate increase in interest rates of 200 basis points would increase the Bank’s projected net interest income by approximately 6.5%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period.  See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  At September 30, 2015, adjustable-rate mortgage loans constituted $382.8 million, or 63.0%, of the Bank's total mortgage loan portfolio due after one year.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2015, the consumer, commercial business and construction portfolios amounted to $38.8 million, $33.8 million and $110.9 million, or 5.8%, 5.0% and 16.5% of total loans receivable (including loans held for sale), respectively.

Quantitative Aspects of Market Risk.  The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by FIMAC based on data at September 30, 2015.

Hypothetical	Net Interest Income (1)(2)			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario (3)	Value	from Base	from Base	Value	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$30,429	$3,221	11.84%	$185,917	$23,640	14.57%
+300	29,744	2,536	9.32	180,428	18,151	11.18
+200	28,965	1,757	6.45	174,493	12,216	7.53
+100	27,997	789	2.90	168,242	5,965	3.68
BASE	27,208	—	—	162,277	—	—
-100	26,266	(942)	(3.46)	151,440	(10,837)	(6.68)
___________

(1)	Does not include loan fees.

(2)	Includes BOLI income, which is included in non-interest income in the Consolidated Financial Statements.

(3)	No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 100 basis points has not been prepared.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results.  Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 6.7% decrease in NPV and a 3.5% decrease in net interest income.  In the event of a 200 basis point increase in interest rates, a 7.5% increase in NPV and a 6.5% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in decreases in net interest income and NPV in a declining interest rate scenario and increases in net interest income and NPV in a rising rate scenario.

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

Comparison of Financial Condition at September 30, 2015 and September 30, 2014

The Company's total assets increased by $70.3 million, or 9.4%, to $815.8 million at September 30, 2015 from $745.6 million at September 30, 2014.   The increase was primarily attributable to increases in nets loans receivable, cash and cash equivalents and certificates of deposit ("CDs") held for investment, which were partially offset by decreases in FHLB stock and OREO and other repossessed assets.

Net loans receivable, including loans held for sale, increased by $41.5 million, or 7.3%, to $607.3 million at September 30, 2015 from $565.8 million at September 30, 2014, primarily as a result of increases in construction and land development loans, one- to four-family loans, multi-family loans and commercial business loans. These increases in net loans receivable were partially offset by decreases in land loans and commercial real estate loans.

The Company's total liabilities increased by $63.8 million, or 9.6%, to $726.6 million at September 30, 2015 from $662.8 million at September 30, 2014 due to an increase in total deposits. Total deposits increased by $63.8 million, or 10.4%, to $678.9 million at September 30, 2015 from $615.1 million at September 30, 2014, primarily as a result of increases in non-interest bearing, NOW checking, savings and money market account balances.  These increases were partially offset by a decrease in CD account balances.

Shareholders' equity increased by $6.4 million, or 7.7%, to $89.2 million at September 30, 2015 from $82.8 million at September 30, 2014.   The increase was primarily due to net income for the year ended September 30, 2015 of $8.3 million, which was partially offset by dividends paid to shareholders of $1.7 million and repurchases of common stock totaling $709,000. As of September 30, 2015, the Company exceeded all regulatory capital requirements required for bank holding company regulatory purposes. For additional details see Note 16 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business - Regulation of the Company - Capital Requirements."

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $32.7 million, or 30.2%, to $140.9 million at September 30, 2015 from $108.2 million at September 30, 2014.    The increase was primarily due to a $19.9 million increase in total cash and cash equivalents and a $12.8 million increase in CDs held for investment.  The Company continued to maintain high levels of liquidity primarily for asset-liability management purposes.

Investment Securities:  Investment securities increased by $1.1 million, or 13.4%, to $9.3 million at September 30, 2015 from $8.2 million at September 30, 2014.  The increase was primarily due to the purchase of a $3.0 million U.S. Treasury security, which was partially offset by the sale of $1.2 million in U.S government agency MBS and scheduled amortization and prepayments. The sale of the investment securities resulted in a $45,000 gain during the year ended September 30, 2015.  For additional details on MBS and other investments, see "Item 1. Business - Investment Activities" and Note 3 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplemental Data."

FHLB Stock: FHLB stock decreased by $2.5 million, or 48.6%, to $2.7 million at September 30, 2015 from $5.2 million at September 30, 2014, primarily due to stock redemptions by the FHLB. On May 31, 2015, the FHLB of Seattle merged into the FHLB of Des Moines, and excess stock was redeemed by the FHLB.

Loans Receivable and Loans Held for Sale, Net of Allowance for Loan Losses:  Net loans receivable, including loans held for sale, increased by $41.5 million, or 7.3%, to $607.3 million at September 30, 2015 from $565.8 million at September 30, 2014.  The increase was primarily a result of a $42.4 million increase in construction and land development loans (comprised mostly of multi -family and commercial real estate construction loans), a $21.2 million increase in one- to four-family loans, a $6.1 million increase in multi-family loans and a $3.2 million increase in commercial business loans. These increases to net loans receivable were partially offset by a $3.4 million decrease in land loans, a $3.1 million decrease in commercial real estate loans and a $794,000 decrease in consumer loans. In addition, there was a $24.0 million increase in the undisbursed portion of construction loans in process. The increase in construction loans, one- to four-family loans and multi-family loans was primarily due to increased demand for these types of loans in the Company's primary market areas. The increase in commercial business loans was primarily due to the Company's increased emphasis on originating commercial and industrial ("C&I") loans.

Loan originations increased by 35.2% to $265.5 million for the year ended September 30, 2015 from $185.8 million for the year ended September 30, 2014.  The Company continues to sell longer-term fixed-rate residential loans for asset-liability management purposes and to generate non-interest income.  The Company sold $53.9 million in fixed-rate one- to four-family mortgage loans during the year ended September 30, 2015 compared to $33.4 million for the year ended September 30, 2014. The increase in loan originations and loans sold was primarily due to an increase of $42.2 million in loans originated for sale as market demand for single family loan financing increased.  For additional information on loans, see "Item 1. Business - Lending Activities" and Note 4 to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment:  Premises and equipment decreased by $825,000, or 4.7%, to $16.9 million at September 30, 2015 from $17.7 million at September 30, 2014.  The decrease was primarily due to normal depreciation and the sale of excess land adjacent to the Company's Lacey branch office, which was partially offset by additions to premises and equipment from several remodeling projects at branch offices and capitalized technology related costs.  For additional information on premises and equipment, see "Item 2. Properties" and Note 6 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

OREO and Other Repossessed Assets:  OREO and other repossessed assets decreased by $1.2 million, or 13.6%, to $7.9 million at September 30, 2015 from $9.1 million at September 30, 2014.  The decrease was primarily due to the disposition of $2.7 million in OREO properties and other repossessed assets and OREO valuation write-downs of $644,000. These decreases in OREO and other repossessed assets were partially offset by the addition of $2.1 million in OREO properties and other repossessed assets. At September 30, 2015, the OREO balance was comprised of 34 individual properties and one other repossessed asset.  The properties consisted of 20 land parcels totaling $3.4 million, 11 single family homes totaling $2.9 million, three commercial real estate properties totaling $1.6 million and one mobile home of $67,000.  The largest OREO properties at September 30, 2015 were a commercial building located in Grays Harbor County with a balance of $1.1 million and land located in Lewis County with a balance of $1.1 million.  For additional information on OREO and other repossessed assets, see "Item 1. Business - Lending Activities - Other Real Estate Owned and Other Repossessed Assets" and Note 7 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased by $538,000, or 3.1%, to $18.2 million at September 30, 2015 from $17.6 million at September 30, 2014 due to net BOLI earnings, representing the increase in cash surrender value.

Goodwill:  The recorded amount of goodwill of $5.7 million at September 30, 2015 remained unchanged from September 30, 2014.  The Company performed its annual review of goodwill during the quarter ended June 30, 2015 and determined that there was no impairment.  For additional information on goodwill, see Note 1 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplemental Data."

MSRs:  MSRs decreased by $206,000, or 12.2%, to $1.5 million at September 30, 2015 from $1.7 million at September 30, 2014, primarily due to amortization of $841,000, which was partially offset by the addition of $635,000 in capitalized MSRs for new loans being serviced. The principal amount of loans serviced for Freddie Mac increased by $3.9 million, or 1.2%, to $331.5 million at September 30, 2015 from $327.6 million at September 30, 2014.  For additional information on MSRs, see Note 5 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplemental Data."

Deposits: Deposits increased by $63.8 million, or 10.4%, to $678.9 million at September 30, 2015 from $615.1 million at September 30, 2014.  The increase was primarily a result of a $35.0 million increase in non-interest bearing account balances, a $19.9 million increase in NOW checking account balances, a $14.7 million increase in savings account balances and a $3.5 million increase in money market accounts.  These increases were partially offset by a $9.2 million decrease in CD account balances.  The increase in non-interest bearing account and NOW checking account balances was primarily due to increased commercial and consumer checking accounts as the Company continued to emphasize increasing its transaction accounts base. The Company also experienced deposit inflows due to a number of customers transferring funds from other financial institutions during the year ended September 30, 2015.  The decrease in CD account balances was primarily due to the Company opting not to match interest rates offered by competitors. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Advances: FHLB advances were $45.0 million at September 30, 2015 and at September 30, 2014. For additional information on borrowings, see "Item 1, Business   Deposit Activities and Other Sources of Funds   Borrowings" and Note 9 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Shareholders' Equity:  Total shareholders' equity increased by $6.4 million, or 7.7%, to $89.2 million at September 30, 2015 from $82.8 million at September 30, 2014.  The increase was primarily due to net income of $8.3 million for the year ended September 30, 2015, which was partially offset by the payment of $1.7 million in dividends to common shareholders and the repurchase of 64,788 shares of the Company's common stock for $709,000. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2015 and 2014

Net income for the year ended September 30, 2015 increased by $2.44 million, or 41.7%, to $8.29 million from $5.85 million for the year ended September 30, 2014.  Net income to common shareholders increased $2.65 million, or 46.9%, to $8.29 million for the year ended September 30, 2015 from $5.64 million for the year ended September 30, 2014.  Net income per diluted common share increased $0.37, or 46.3%, to $1.17 for the year ended September 30, 2015 from $0.80 for the year ended September 30, 2014. The increase in net income was primarily due to a recapture of loan losses, increases in net interest income and non-interest income, which was partially offset by an increase in the provision for federal income taxes.

For the year ended September 30, 2014, net income to common shareholders was net of a dividend accrual and discount accretion related to the Series A Preferred Stock of $206,000, or approximately $0.03 per diluted common share. These preferred stock adjustments were not required in the year ended September 30, 2015 due to the redemption of the outstanding Series A Preferred Stock in December 2013.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $1.36 million, or 5.2%, to $27.28 million for the year ended September 30, 2015 from $25.92 million for the year ended September 30, 2014.  The increase in net interest income was due to an increase in interest income, and to a much lesser extent, a decrease in interest expense.

Total interest and dividend income increased by $1.31 million, or 4.4%, to $31.17 million for the year ended September 30, 2015 from $29.86 million for the year ended September 30, 2014, primarily due to a $42.40 million increase in the average balance o

f total interest-bearing assets to $717.88 million from $675.48 million, which was partially offset by a decrease in the average yield on interest-bearing assets to 4.34% from 4.42%. Also contributing to the increase in interest and dividend income was the collection of $284,000 of non-accrual interest during the year ended September 30, 2015.

Total interest expense decreased by $49,000 to $3.89 million, or 1.2%, for the year ended September 30, 2015 from $3.94 million for the year ended September 30, 2014, primarily due to a decrease in the average rate paid on interest-bearing liabilities to 0.68% from 0.71%. Partially offsetting the decrease in interest expense attributable to a reduction on the average rate, was a $14.43 million increase in the average balance of interest-bearing liabilities to $567.89 million for the year ended September 30, 2015 from $553.47 million for the year ended September 30, 2014.

The net interest margin decreased four basis points to 3.80% for the year ended September 30, 2015 from 3.84% for the year ended September 30, 2014, as the yield on interest-bearing assets decreased at a greater rate than the rate paid on interest-bearing liabilities decreased. The collection of non-accrual interest during the year ended September 30, 2015 contributed an additional four basis points to the net interest margin.

Provision for (Recapture of) Loan Losses: There was a $1.53 million recapture of loan losses for the year ended September 30, 2015 compared to no provision for or (recapture of) loan losses for the year ended September 30, 2014. There were net recoveries of $1.02 million for the year ended September 30, 2015 compared to net charge-offs of $709,000 for the year ended September 30, 2014.  The net charge-offs (recoveries) to average outstanding loans ratio was (0.17)% for the year ended September 30, 2015 and 0.12% for the year ended September 30, 2014. The recapture of loan losses was primarily due to the level of net recoveries and improvements in other underlying credit quality metrics in the loan portfolio. The level of delinquent loans (loans 30 or more days past due) decreased by $6.53 million, or 47.7%, to $7.17 million at September 30, 2015 from $13.70 million at September 30, 2014 and the level of loans graded substandard decreased by $5.34 million, or 29.6%, to $12.72 million at September 30, 2015 from $18.06 million at September 30, 2014. Non-accrual loans decreased $4.87 million, or 44.6%, to $6.04 million at September 30, 2015 from $10.91 million at September 30, 2014.

The Company has established a comprehensive methodology for determining the provision for (recapture of) loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve or write-down to be applied against each loan.  The aggregate principal impairment amount determined at September 30, 2015 was $1.01 million compared to $2.01 million at September 30, 2014.

Based on the comprehensive methodology, management believes the allowance for loan losses of $9.92 million at September 30, 2015 (1.61% of loans receivable and loans held for sale and 160.3% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1. Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income increased by $992,000, or 11.6%, to $9.52 million for the year ended September 30, 2015 from $8.53 million for the year ended September 30, 2014.  This increase was primarily due to a $597,000 increase in gain on sales of loans, a $238,000 increase in ATM and debit card interchange transaction fees and smaller increases in several other categories, which was partially offset by a $123,000 decrease in service charges on deposits.

The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the year. The increase in ATM and debit card interchange transaction fees was primarily a result of increased debit card transaction levels and improved interchange fee income pricing from the Company's debit card provider. The decrease in service charges on deposit was primarily due to a decreased number of checking account overdrafts.

Non-interest Expense:   Total non-interest expense increased by $43,000, or 0.2%, to $25.84 million for the year ended September 30, 2015 from $25.80 million for the year ended September 30, 2014.  The increase was primarily attributable to a $317,000 increase in data processing and telecommunications expense, a $178,000 increase in premises and equipment expense and smaller increases in several other expense categories. These increases were partially offset by an $187,000 decrease in loan ad ministration and foreclosure expense, a $289,000 increase on the gain on sale / disposition of premises and equipment and smaller decreases in several other expense categories.

The increase in data processing and telecommunications expense was primarily due to upgrading data line capacity and higher data processing and internet banking costs based on usage and asset size. The increase in premises and equipment expense was primarily due to increased depreciation expense from capitalized technology equipment implemented during the past two fiscal years, increased equipment maintenance expense and increased real estate taxes. The decrease in loan administration and foreclosure expense was primarily due to a reduction in the number of loans in foreclosure. The increase in the gain on sale/disposition of premises and equipment was due primarily to a $299,000 gain on the sale of excess land adjacent to the Company's Lacey branch.

Provision for Federal Income Taxes: The provision for federal and state income taxes increased by $1.39 million, or 49.7% to $4.19 million for the year ended September 30, 2015 from $2.80 million for the year ended September 30, 2014, primarily due to increased income before federal income taxes. The Company's effective federal income tax rate was 33.6% for the year ended September 30, 2015 compared to 32.4% for the year ended September 30, 2014. For additional information on federal income taxes, see Note 11 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

Provision for Loan Losses: There was no provision for loan losses for the year ended September 30, 2014 as compared to $2.93 million for the year ended September 30, 2013. Net charge-offs decreased by $2.91 million, or 80.4%, to $709,000 for the year ended September 30, 2014 from $3.61 million for the year ended September 30, 2013.  The net charge-offs to average outstanding loans ratio was 0.12% for the year ended September 30, 2014 and 0.65% for the year ended September 30, 2013. The decrease in the provision for loan losses was primarily due to the decreased level of net charge-offs and improvements in other underlying credit quality metrics in the loan portfolio. The level of delinquent loans (loans 30 or more days past due) decreased by $4.37 million, or 24.2%, to $13.70 million at September 30, 2014 from $18.07 million at September 30, 2013, and the level of loans graded substandard decreased by $9.92 million, or 35.5%, to $18.06 million at September 30, 2014 from $27.98 million at September 30, 2013. Non-accrual loans decreased $2.70 million, or 19.8%, to $10.91 million at September 30, 2014 from $13.61 million at September 30, 2013.

Based on the comprehensive methodology, management deemed the allowance for loan losses of $10.43 million at September 30, 2014 (1.81% of loans receivable and loans held for sale and 89.0% of non-performing loans) adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

Non-interest Income: Total non-interest income decreased by $1.73 million, or 16.9%, to $8.53 million for the year ended September 30, 2014 from $10.26 million for the year ended September 30, 2013.  This decrease was primarily a result of a $1.49 million decrease in gain on sales of loans and no remaining valuation recovery on MSRs during the year ended September 30, 2014 compared to a $475,000 valuation recovery on MSRs for the year ended September 30, 2013. These decreases to non-interest income were partially offset by a $284,000 increase in ATM and debit card interchange transaction fees.

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

Provision for Federal Income Taxes: The provision for federal and state income taxes increased by $286,000, or 11.4% to $2.80 million for the year ended September 30, 2014 from $2.51 million for the year ended September 30, 2013, primarily due to increased income before income taxes. The Company's effective federal income tax rate was 32.4% for the year ended September 30, 2014 compared to 34.6% for the year ended September 30, 2013.  The difference in the effective tax rate was primarily due to adjustments to the Company's deferred tax valuation allowance.  During the year ended September 30, 2013, the provision for income taxes was increased by $236,000 due to the expiration of a capital loss carry-forward. For additional information on federal income taxes, see Note 11 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

	Year Ended September 30,
	2015			2014			2013
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$596,750	$30,397	5.09%	$567,251	$29,205	5.15%	$556,815	$29,591	5.31%
Investment securities (2)	6,964	249	3.58	6,782	259	3.82	6,595	281	4.26
FHLB stock and equity securities	5,396	31	0.57	6,332	27	0.44	6,561	29	0.44
Interest-bearing deposits	108,773	491	0.45	95,110	366	0.38	105,055	336	0.32
Total interest-earning assets	717,883	31,168	4.34	675,475	29,857	4.42	675,026	30,237	4.48
Non-interest-earning assets	58,270			62,432			65,803

Total assets	$776,153			$737,907			$740,829

Interest-bearing liabilities:
Savings accounts	$102,303	53	0.05	$92,606	46	0.05	$90,376	55	0.06
Money market accounts	94,881	274	0.29	94,894	246	0.26	86,558	246	0.28
NOW accounts	165,895	450	0.27	156,954	440	0.28	151,980	463	0.30
Certificates of deposit	159,815	1,227	0.77	164,014	1,334	0.81	188,564	1,804	0.96
Short-term borrowings (3)	—	—	—	—	—	—	352	—	0.05
Long-term borrowings (4)	45,000	1,886	4.19	45,000	1,873	4.16	45,000	1,871	4.16
Total interest bearing liabilities	567,894	3,890	0.68	553,468	3,939	0.71	562,830	4,439	0.79
Non-interest bearing liabilities	122,807			101,821			87,698
Total liabilities	690,701			655,289			650,528

Shareholders' equity	85,452			82,618			90,301
Total liabilities and shareholders' equity	$776,153			$737,907			$740,829

Net interest income		$27,278			$25,918			$25,798
Interest rate spread			3.66%			3.71%			3.69%
Net interest margin (5)			3.80%			3.84%			3.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			126.41%			122.04%			119.93%
_______________________________________________

(1)
Does not include interest on loans on non-accrual status.  Includes loans originated for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (2015 - $798; 2014 - $739; and 2013 - $522) are included with interest and dividends.

(2)	Average balances includes loans and investment securities on non-accrual status.

(3)	Includes FHLB advances with original maturities of less than one year and other short-term borrowings-repurchase agreements.

(4)	Includes FHLB advances with original maturities of one year or greater.

(5)	Net interest income divided by total average interest earning assets.

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

	Year Ended September 30, 2015 Compared to Year Ended September 30, 2014 Increase (Decrease) Due to				Year Ended September 30, 2014 Compared to Year Ended September 30, 2013 Increase (Decrease) Due to
	Rate		Volume	Net Change	Rate	Volume	Net Change
				(In thousands)
Interest-earning assets:
Loans receivable (1)	$73		$1,119	$1,192	$(414)	$28	$(386)
Investment securities	(10)		—	(10)	(20)	(2)	(22)
FHLB stock and equity securities	4		—	4	—	(2)	(2)
Interest-bearing deposits	68		57	125	31	(1)	30
Total net change in income on interest-earning assets	135		1,176	1,311	(403)	23	(380)

Interest-bearing liabilities:
Savings accounts	2		5	7	(8)	(1)	(9)
Money market accounts	28		—	28	(6)	6	—
NOW accounts	(1)		11	10	(22)	(1)	(23)
Certificates of deposit	(74)		(33)	(107)	(251)	(219)	(470)
Long-term borrowings	13		—	13	—	2	2
Total net change in expense on interest-bearing liabilities	(32)		(17)	(49)	(287)	(213)	(500)
Net change in net interest income	$167	—	$1,193	$1,360	$(116)	$236	$120
______________

(1)	Excludes interest on loans on non-accrual status. Includes loans originated for sale.

Liquidity and Capital Resources

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing investment securities and FHLB advances.  While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2015, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 20.3%.  At September 30, 2015, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank had $210.2 million available for additional borrowings with the FHLB at September 30, 2015. The Bank also has a LOC of up to $15.0 million with the FHLB for the purpose of collateralizing Washington State public deposits, all of which was available to be drawn upon at September 30, 2015. The LOC amount reduces the Bank's available borrowings under the FHLB advance agreement. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2015, the Bank had no outstanding balance on this borrowing line, under which $45.2 million was available for future borrowings. The Bank also maintains a $10.0 million overnight borrowing line with PCBB. At September 30, 2015, the Bank did not have an outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of mortgage loans.  During the years ended September 30, 2015, 2014 and 2013, the Bank originated $242.7 million, $155.4 million and $203.1 million of mortgage loans, respectively.  At September 30, 2015, the Bank had loan commitments totaling $53.7 million and undisbursed loans in process totaling $53.5 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from September 30, 2015 totaled $93.9 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2015, 2014 and 2013, the Bank sold $53.9 million, $33.4 million and $89.4 million in fixed-rate, one- to four-family mortgage loans, respectively.  During the years ended September 30, 2015, 2014 and 2013, the Bank received $149.7 million, $126.5 million and $113.2 million in principal repayments, respectively.

The Bank’s liquidity has been impacted by increases in deposit levels.  During the years ended September 30, 2015, 2014 and 2013, deposits increased by $63.8 million, $6.9 million and $10.3 million, respectively.

Cash and cash equivalents, CDs held for investment and investment securities increased to $150.2 million at September 30, 2015 from $116.4 million at September 30, 2014.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include principal and interest payments on the loan receivable from the Employee Stock Ownership Plan ("ESOP"), distributions from the Bank and the issuance of debt or equity securities. At September 30, 2015, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $1.2 million.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2015, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details see Note 16 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

Contractual obligations.  The following table presents, as of September 30, 2015, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity.  These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet.  The payment amounts represent those amounts contractually due at September 30, 2015.

	Payments due by period
	Less than 1 year	1 year through 3 years	After 3 years through 5 years	After 5 years	Total
Contractual obligations
	(In thousands)
Long-term debt obligations	$—	$45,000	$—	$—	$45,000
Operating lease obligations	225	192	192	24	633
Total contractual obligations	$225	$45,192	$192	$24	$45,633

Effect of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars, without considering the change in the relative purchasing power of money over time due to inflation.  The primary impact of inflation on the operation of the Company is reflected in increased operating costs.  Unlike most i ndustrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature.  As a result, interest rates generally have a more significant impact on a financial institution's performance than do general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

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

Item 8.  Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP.  The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

The Company’s management conducted an evaluation of the effectiveness of internal control over financial reporting as of and for the year ended September 30, 2015 based on the framework in Internal Control -- Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of and for the year ended September 30, 2015.

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	67
Consolidated Balance Sheets as of September 30, 2015 and 2014	68
Consolidated Statements of Income For the Years Ended
September 30, 2015, 2014 and 2013	70
Consolidated Statements of Comprehensive Income For the
Years Ended September 30, 2015, 2014 and 2013	72
Consolidated Statements of Shareholders' Equity For the
Years Ended September 30, 2015, 2014 and 2013	73
Consolidated Statements of Cash Flows For the Years Ended
September 30, 2015, 2014 and 2013	75
Notes to Consolidated Financial Statements	77

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Shareholders of Timberland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2015. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Delap LLP

Lake Oswego, Oregon
December 7, 2015

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

	2015	2014
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$14,014	$11,818
Interest-bearing deposits in banks	78,275	60,536
Total cash and cash equivalents	92,289	72,354

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	48,611	35,845
Investment securities held to maturity, at amortized cost (estimated fair value of $8,894 and $6,274)	7,913	5,298
Investment securities available for sale	1,392	2,857
Federal Home Loan Bank (“FHLB”) stock	2,699	5,246

Loans receivable, net of allowance for loan losses of $9,924 and $10,427	604,277	564,853
Loans held for sale	3,051	899
Net loans receivable	607,328	565,752

Premises and equipment, net	16,854	17,679
Other real estate owned (“OREO”) and other repossessed assets, net	7,854	9,092
Accrued interest receivable	2,170	1,910
Bank owned life insurance (“BOLI”)	18,170	17,632
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,478	1,684
Other assets	3,407	4,566
Total assets	$815,815	$745,565

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$141,388	$106,417
Interest-bearing	537,524	508,699
Total deposits	678,912	615,116

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	2,716	2,671
Total liabilities	726,628	662,787

Commitments and contingencies (See Note 14)
See notes to consolidated financial statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Shareholders’ equity	2015	2014
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,988,848 shares issued and outstanding - September 30, 2015 7,047,336 shares issued and outstanding - September 30, 2014	$10,293	$10,773
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(926)	(1,190)
Retained earnings	80,133	73,534
Accumulated other comprehensive loss	(313)	(339)
Total shareholders’ equity	89,187	82,778
Total liabilities and shareholders’ equity	$815,815	$745,565
See notes to consolidated financial statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
Interest and dividend income
Loans receivable	$30,397	$29,205	$29,591
Investment securities	249	259	281
Dividends from mutual funds and FHLB stock	31	27	29
Interest-bearing deposits in banks and CDs	491	366	336
Total interest and dividend income	31,168	29,857	30,237

Interest expense
Deposits	2,004	2,066	2,568
FHLB advances	1,886	1,873	1,871
Total interest expense	3,890	3,939	4,439

Net interest income	27,278	25,918	25,798

Provision for (recapture of) loan losses	(1,525)	—	2,925

Net interest income after provision for (recapture of) loan losses	28,803	25,918	22,873

Non-interest income
Recoveries (other than temporary impairment “OTTI”) on investment securities	—	7	(15)
Adjustment for portion of OTTI recorded as (transferred from) other comprehensive income (before income taxes)	(13)	52	(32)
Net recoveries (OTTI) on investment securities	(13)	59	(47)

Gain (loss) on sales of investment securities	45	(32)	—
Service charges on deposits	3,615	3,738	3,663
ATM and debit card interchange transaction fees	2,664	2,426	2,142
BOLI net earnings	538	530	577
Gain on sales of loans, net	1,610	1,013	2,507
Escrow fees	206	158	184
Fee income from non-deposit investment sales	41	68	82
Valuation recovery on MSRs, net	—	—	475
Other, net	816	570	679
Total non-interest income, net	9,522	8,530	10,262

 See notes to consolidated financial statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
Non-interest expense
Salaries and employee benefits	$13,200	$13,294	$12,605
Premises and equipment	3,053	2,878	2,835
Gain on sales/dispositions of premises and equipment, net	(296)	(7)	(431)
Advertising	779	742	742
OREO and other repossessed assets, net	918	1,010	2,587
ATM and debit card interchange transaction fees	1,221	1,096	857
Postage and courier	429	446	443
State and local taxes	561	479	576
Professional fees	829	792	856
Federal Deposit Insurance Corporation ("FDIC") insurance	593	636	685
Loan administration and foreclosure	269	456	430
Data processing and telecommunications	1,767	1,450	1,232
Deposit operations	812	759	607
Other	1,706	1,767	1,840
Total non-interest expense, net	25,841	25,798	25,864

Income before federal income taxes	12,484	8,650	7,271

Provision for federal income taxes	4,192	2,800	2,514
Net income	8,292	5,850	4,757

Preferred stock dividends	—	(136)	(710)
Preferred stock discount accretion	—	(70)	(283)
Discount on redemption of preferred stock	—	—	255
Net income to common shareholders	$8,292	$5,644	$4,019

Net income per common share
Basic	$1.20	$0.82	$0.59
Diluted	$1.17	$0.80	$0.58

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
Comprehensive income
Net income	$8,292	$5,850	$4,757
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes	(34)	(63)	23
Change in OTTI on investment securities held to maturity, net of income taxes:
Additional amount recognized related to credit loss for which OTTI was previously recognized	13	13	15
Amount reclassified to credit loss for previously recorded market loss	9	21	6
Accretion of OTTI on investment securities held to maturity	38	52	57
Total other comprehensive income, net of income taxes	$26	$23	$101
Total comprehensive income	$8,318	$5,873	$4,858

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2015, 2014 and 2013

	Number of Shares			Amount		Unearned Shares Issued to ESOP		Accumulated Other Comprehensive Loss
	Preferred Stock		Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
September 30, 2012	16,641		7,045,036	$16,229	$10,484	$(1,719)	$65,788	$(463)	$90,319

Net income	—		—	—	—	—	4,757	—	4,757
Accretion of preferred stock discount	—		—	283	—	—	(283)	—	—
Redemption of preferred stock	(4,576)		—	(4,576)	—	—	255	—	(4,321)
5% preferred stock dividend	—		—	—	—	—	(885)	—	(885)
Common stock dividends ($0.09 per common share)	—	1	—	—	—	—	(634)	—	(634)
Earned ESOP shares, net of income taxes	—		—	—	6	265	—	—	271
MRDP (1) compensation expense, net of income taxes	—		—	—	31	—	—	—	31
Stock option compensation expense	—		—	—	49	—	—	—	49
Unrealized holding gain on investment securities available for sale, net of income taxes	—		—	—	—	—	—	23	23
Change in OTTI on investment securities held to maturity, net of income taxes	—		—	—	—	—	—	21	21
Accretion of OTTI on investment securities held to maturity, net of income taxes	—		—	—	—	—	—	57	57

September 30, 2013	12,065		7,045,036	11,936	10,570	(1,454)	68,998	(362)	89,688

Net income	—		—	—	—	—	5,850	—	5,850
Accretion of preferred stock discount	—		—	70	—	—	(70)	—	—
Redemption of preferred stock	(12,065)		—	(12,006)	—	—	(59)	—	(12,065)
Exercise of stock options	—		5,000	—	23	—	—	—	23
Forfeiture of MRDP shares	—		(2,700)	—	—	—	—	—	—
5% preferred stock dividend	—		—	—	—	—	(58)	—	(58)
Common stock dividends ($0.16 per common share)	—		—	—	—	—	(1,127)	—	(1,127)
Earned ESOP shares, net of income taxes	—		—	—	64	264	—	—	328
MRDP compensation expense, net of income taxes	—		—	—	4	—	—	—	4
Stock option compensation expense	—		—	—	112	—	—	—	112
Unrealized holding loss on investment securities available for sale, net of income taxes	—		—	—	—	—	—	(63)	(63)
Change in OTTI on investment securities held to maturity, net of income taxes	—		—	—	—	—	—	34	34
Accretion of OTTI on investment securities held to maturity, net of income taxes	—		—	—	—	—	—	52	52

September 30, 2014	—		7,047,336	—	10,773	(1,190)	73,534	(339)	82,778
(1) 1998 Management Recognition and Development Plan (“MRDP”).
See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2015, 2014 and 2013

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Comprehensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
September 30, 2014	—	7,047,336	$—	$10,773	$(1,190)	$73,534	$(339)	$82,778

Net income	—	—	—	—	—	8,292	—	8,292
Repurchase of common stock	—	(64,788)	—	(709)	—	—	—	(709)
Exercise of stock options	—	6,300	—	30	—	—	—	30
Common stock dividends ($0.24 per common share)	—	—	—	—	—	(1,693)	—	(1,693)
Earned ESOP shares, net of income taxes	—	—	—	72	264	—	—	336
Stock option compensation expense	—	—	—	127	—	—	—	127
Unrealized holding loss on investment securities available for sale, net of income taxes	—	—	—	—	—	—	(34)	(34)
Change in OTTI on investment securities held to maturity, net of income taxes	—	—	—	—	—	—	22	22
Accretion of OTTI on investment securities held to maturity, net of income taxes	—	—	—	—	—	—	38	38

September 30, 2015	—	6,988,848	$—	$10,293	$(926)	$80,133	$(313)	$89,187

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities
Net income	$8,292	$5,850	$4,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,356	1,244	1,095
Deferred federal income taxes	196	451	777
Amortization of core deposit intangible ("CDI")	3	116	130
Earned ESOP shares	264	264	265
MRDP compensation expense	—	2	39
Stock option compensation expense	125	104	49
Stock option tax effect less excess tax benefit	1	4	—
(Gain) loss on sales of investment securities	(45)	32	—
Net OTTI (recoveries) on investment securities	13	(59)	47
Gain on sales of OREO and other repossessed assets, net	(110)	(169)	(264)
Gain on sales of loans, net	(1,610)	(1,013)	(2,507)
Gain on sales/dispositions of premises and equipment, net	(296)	(7)	(431)
Provision for (recapture of) loan losses	(1,525)	—	2,925
Provision for OREO losses	644	605	2,064
Loans originated for sale	(54,490)	(31,320)	(87,329)
Proceeds from sales of loans	53,948	33,345	89,352
Amortization of MSRs	841	969	948
Valuation recovery on MSRs, net	—	—	(475)
BOLI net earnings	(538)	(530)	(577)
Increase (decrease) in deferred loan origination fees	447	36	(60)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	36	(1,301)	767
Net cash provided by operating activities	7,552	8,623	11,572

Cash flows from investing activities
Net increase in CDs held for investment	(12,766)	(5,803)	(6,552)
Purchase of investment securities held to maturity	(2,988)	(3,003)	—
Proceeds from maturities and prepayments of investment securities held to maturity	509	583	689
Proceeds from maturities and prepayments of investment securities available for sale	242	355	891
Proceeds from sales of investment securities available for sale	1,219	856	—
Proceeds from redemption of FHLB stock	2,547	206	203
Increase in loans receivable, net	(40,019)	(23,569)	(15,819)
Additions to premises and equipment	(700)	(1,189)	(1,302)
Proceeds from sales of OREO and other repossessed assets	2,377	7,065	3,596
Proceeds from sales/dispositions of premises and equipment, net	465	37	760
Net cash used in investing activities	(49,114)	(24,462)	(17,534)

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from financing activities
Net increase in deposits	$63,796	$6,854	$10,336
Net decrease in repurchase agreements	—	—	(855)
ESOP tax effect	72	64	6
MRDP compensation tax effect	—	2	(8)
Stock option excess tax benefit	1	4	—
Proceeds from exercise of stock options	30	23	—
Repurchase of preferred stock	—	(12,065)	(4,321)
Repurchase of common stock	(709)	—	—
Payment of dividends	(1,693)	(1,185)	(1,368)
Net cash provided by (used in) financing activities	61,497	(6,303)	3,790

Net increase (decrease) in cash and cash equivalents	19,935	(22,142)	(2,172)

Cash and cash equivalents
Beginning of period	72,354	94,496	96,668
End of period	$92,289	$72,354	$94,496

Supplemental disclosure of cash flow information
Income taxes paid	$3,663	$2,888	$1,793
Interest paid	3,899	3,961	4,523

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$2,123	$6,155	$6,375
Other comprehensive income related to investment securities	26	23	101
Loans originated to facilitate the sale of OREO	450	1,282	2,708

See notes to consolidated financial statements

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Timberland Bancorp, Inc. (“Timberland Bancorp”); its wholly owned subsidiary, Timberland Bank (the “Bank”); and the Bank’s wholly owned subsidiary, Timberland Service Corp. (collectively,  the "Company”).  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") (“GAAP”) and prevailing practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheets, and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of OTTI in the estimated fair value of investment securities, the valuation of deferred tax assets, the valuation of MSRs, the valuation of OREO and the valuation of goodwill for potential impairment.

Certain prior year amounts have been reclassified to conform to the 2015 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

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

On November 13, 2012, the Company’s outstanding 16,641 shares of Series A Preferred Stock were sold by the Treasury as part of its efforts to manage and recover its investments under the TARP. While the sale of the Series A Preferred Stock to new owners did not result in any proceeds to the Company and did not change the Company’s capital position or accounting for these securities, it did eliminate restrictions put in place by the Treasury on TARP recipients.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

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

Cash and Cash Equivalents and Cash Flows

The Company considers amounts included in the consolidated balance sheets’ captions “Cash and due from financial institutions” and “Interest-bearing deposits in banks,” all of which mature within ninety days, to be cash equivalents for purposes of reporting cash flows.  Cash flows from loans, deposits, FHLB advances and repurchase agreements are reported net in the accompanying consolidated statements of cash flows.

Interest-bearing deposits in banks as of September 30, 2015 and 2014 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $70,975,000 and $55,445,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed FDIC insurance limits of $250,000.  Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the Federal Reserve Bank of San Francisco ("FRB") and the correspondent banks.

Investment Securities

Investment securities are classified upon acquisition as either held to maturity or available for sale.  Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reflected at amortized cost.  Investment securities classified as available for sale are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of income tax effects.  Premiums and discounts are amortized to earnings using the interest method over the contractual lives of the securities.  Gains and losses on sales of securities are recognized on the trade date and determined using the specific identification method.

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

Declines in the fair value of individual investment securities available for sale that are deemed to be other than temporary are reflected in earnings when identified.  The fair value of the investment security then becomes the new cost basis.  For individual investment securities that are held to maturity which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost basis, the other than temporary decline in the fair value of the investment security related to: (1) credit loss is recognized in earnings and (2) market or other factors is recognized in other comprehensive income (loss).  Credit loss is recorded if the present value of expected future cash flows is less than the amortized cost.  For individual investment securities which the Company intends to sell or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the investment security’s cost basis and its fair value at the consolidated balance sheet date.  For individual investment securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized.  Interest received after accruals have been suspended is recognized on a cash basis.

FHLB Stock

On May 31, 2015, the Federal Home Loan Bank of Seattle merged into the Federal Home Loan Bank of Des Moines ("FHLB"). The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12% of the Bank's total assets plus 4% of advances from the FHLB.  No ready market exists for this stock, and it has no quoted market value. However, redemption of FHLB stock has historically been at par value. The Company's investment in FHLB stock is carried at cost, which approximates fair value.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2015 and 2014.

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

Troubled Debt Restructured Loans

A troubled debt restructured loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a significant concession to the borrower that the Company would not otherwise consider. Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. Troubled debt restructured loans are considered impaired and are individually evaluated for impairment. Troubled debt restructured loans are classified as non-performing unless they have been performing in accordance with modified terms for a period of at least six months.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for estimated loan losses based on evaluating known and inherent risks in the loan portfolio.  The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific and general components.  The specific component relates to loans that are deemed impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value less selling costs (if applicable), or observable market price of the impaired loan is lower than the recorded value of that loan.  The general component covers non-classified loans and classified loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors.  The Company's historical loss experience is determined by evaluating the average net charge-offs over the most recent economic cycle, but not to exceed six years. Qualitative factors are determined by loan type and allow

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

management to adjust reserve levels to reflect the current general economic environment and portfolio performance trends including recent charge-off trends.  Allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, the duration of the current business cycle, and regulatory requirements and expectations.  The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time consolidated financial statements are prepared.

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

A provision for (recapture of) loan losses is charged (credited) to operations and is added to (deducted from) the allowance for loan losses based on a quarterly comprehensive analysis of the loan portfolio. The allowance for loan losses is allocated to certain loan categories based on the relative risk characteristics, asset classifications and actual loss experience of the loan portfolio.  While management has allocated the allowance for loan losses to various loan portfolio segments, the allowance is general in nature and is available for the loan portfolio in its entirety.

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

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets.  No events or changes in circumstances have occurred during the years ended September 30, 2015 or 2014 that would cause management to evaluate the recoverability of the Company’s long-lived assets.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

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

Interest on Loans and Loan Fees

Interest on loans is accrued daily based on the principal amount outstanding.  Generally, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless the loan is well secured and in the process of collection.  In determining whether a borrower may be able to make payments as they become due, management considers circumstances such as the financial strength of the borrower, the estimated collateral value, reasons for the delays in payments, payment record, the amounts past due and the number of days past due.  All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income.  Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal.  Loans are returned to accrual status when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or, in the case of one- to four-family loans, when the loan is less than 90 days delinquent.

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

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired.  Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment.  The Company performs an annual review during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired.

The goodwill impairment test involves a two-step process. Step one estimates the fair value of the reporting unit. If the estimated fair value of the Company's sole reporting unit, the Bank, under step one exceeds the recorded value of the reporting unit, goodwill is not considered impaired, and no further analysis is necessary. If the estimated fair value of the Company's sole reporting unit is less than the recorded value, then a step two test, which calculates the fair value of assets and liabilities to calculate an implied value of goodwill, is performed.

The Company performed its fiscal year 2015 goodwill impairment test during the quarter ended June 30, 2015 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2015 and the step one test concluded that the reporting unit's fair value was more than its recorded value, and, therefore, step two of the analysis was not necessary. Accordingly, the recorded value of goodwill as of May 31, 2015 was not impaired.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Step one of the goodwill impairment test estimated the fair value of the reporting unit utilizing a discounted cash flow income approach analysis, a public company market approach analysis, a merger and acquisition market approach analysis and a trading price market approach analysis in order to derive an enterprise value for the Company.

The discounted cash flow income approach analysis uses a reporting unit's projection of estimated operating results and cash flows and discounts them using a rate that reflects current market conditions. The projection uses management's estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Key assumptions used by the Company in its discounted cash flow model (income approach) included an annual loan growth rate that ranged from 3.00% to 3.60%, an annual deposit growth rate that ranged from 2.20% to 3.20% and a return on assets that ranged from 0.80% to 1.00%. In addition to the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the approach were the discount rate of 12.2% and the residual capitalization rate of 9.2%. The discount rate used was the cost of equity capital. The cost of equity capital was based on the capital asset pricing model ("CAPM"), modified to account for a small stock premium. The small stock premium represents the additional return required by investors for small stocks based on the 2015 Valuation Handbook - Guide to Cost of Capital. Beyond the approximate five-year forecast period, residual free cash flows were estimated to increase at a constant rate into perpetuity. These cash flows were converted to a residual value using an appropriate residual capitalization rate. The residual capitalization rate was equal to the discount rate minus the expected long-term growth rate of cash flows. Based on historical results, the economic climate, the outlook for the industry and management's expectations, a long-term growth rate of 3.0% was estimated.

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

The merger and acquisition market approach analysis estimates the fair value by using merger and acquisition transactions involving companies that are similar in nature to the Company. Key assumptions used by the Company included the selection of comparable merger and acquisition transactions and valuation ratios to be used. The analysis used banks located in Washington or Oregon that were acquired after January 1, 2013. The valuation ratios from these transactions for price to earnings and price to tangible book value were then used to derive an estimated fair value of the Company.

The trading price market approach analysis used the closing market price at May 29, 2015 of the Company's common stock, traded on the NASDAQ Global Market to determine the market value of total equity capital.

A key assumption used by the Company in the public company market approach analysis and the trading price market approach analysis was the application of a control premium. The Company's common stock is thinly traded, and therefore management believes the trading price reflects a discount for illiquidity. In addition, the trading price of the Company's common stock reflects a minority interest value. To determine the fair market value of a majority interest in the Company's stock, premiums were calculated and applied to the indicated values. Therefore, a control premium was applied to the results of the discounted cash flow income approach analysis, the public company market approach analysis and the trading price market approach analysis because the initial value conclusion was based on minority interest transactions. Merger and acquisition studies were analyzed to conclude that the difference between the acquisition price and a company's stock price prior to acquisition indicates, in part, the price effect of a controlling interest. Based on the evaluation of merger and acquisition studies, a control premium of 25% was used.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

As of September 30, 2015, management believes that there had been no events or changes in the circumstances since May 31, 2015 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

CDI

During the year ended September 30, 2005, the Company had recorded CDI of $2,201,000 in connection with the acquisition of certain branches and related deposits. The net remaining unamortized balance of the CDI was $3,000 at September 30, 2014, and was fully amortized during the year ended September 30, 2015. The CDI was amortized to non-interest expense using an accelerated method over a ten-year period.

MSRs

The Company holds rights to service loans that it has originated and sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). MSRs are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained and are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income.  The value of MSRs at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and expected prepayment rates on the underlying loans.  The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time the servicing assets were originated.  Fair values are estimated using expected future discounted cash flows based on current market rates of interest.  For purposes of measuring impairment, the MSRs must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized MSRs based on product type and term of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the MSRs exceeds their fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

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

Deferred federal income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  These temporary differences will result in differences between income for tax purposes and income for financial reporting purposes in future years.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established to reduce the net recorded amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2011.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

ESOP

The Bank sponsors a leveraged ESOP that is accounted for in accordance with GAAP.  Accordingly, the debt of the ESOP is recorded as other borrowed funds of the Bank, and the shares pledged as collateral are reported as unearned shares issued to the ESOP in the consolidated financial statements.  The debt of the ESOP is payable to Timberland Bancorp and is therefore eliminated in the consolidated financial statements.  As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become available for net income per common share calculations.   Dividends paid on unallocated shares reduce the Company’s cash contributions to the ESOP.

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

The Company’s stock compensation plans are described more fully in Note 13.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for Timberland Bancorp's common stock during the period.  The 5% dividend and related accretion for the amount of the Company's Series A Preferred Stock outstanding for the respective year was deducted from net income, and the discount on the redemption of Series A Preferred Stock was added to net income in computing net income to common shareholders. Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income per common share.

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company.  Legal and other fees paid to this law firm for the years ended September 30, 2015, 2014 and 2013 totaled $164,000, $179,000 and $166,000, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016. The core principle of this ASU is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract and estimating the amount of variable consideration to include in the transaction price related to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of ASU No. 2014-09 is not expected to have a material impact on the Company's consolidated financial statements.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

In August 2014, the FASB issued ASU No. 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The ASU addresses the classification of foreclosed loans that are either fully or partially guaranteed under government programs. ASU No. 2014-14 clarifies that upon foreclosure of fully or partially guaranteed loans which are guaranteed under government programs and meet certain conditions, the creditor will be required to reclassify the previously existing mortgage loan to a separate other receivable from the guarantor, measured at the amount of the loan balance (principal and interest) that it expects to collect from the guarantor. ASU No. 2014-14 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014 for public organizations. The adoption of ASU No. 2014-14 is not expected to have a material impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20). The ASU eliminates the need to separately classify, present and disclose extraordinary events. The disclosure of events or transactions that are unusual or infrequent in nature will be included in other guidance. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU No. 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification ("Codification") and improves current GAAP by placing more emphasis on risk of loss when determining a controlling financial interest. ASU No. 2015-02 will be effective for periods beginning after December 15, 2015 for public companies. Early adoption is permitted, including adoption in an interim period. The adoption of ASU No. 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. On November 10, 2010, the FASB added a standing project that will facilitate the Codification updates for technical corrections, clarifications and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes and changes to source fragment information. This update contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transaction guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years, and interim reporting periods within these fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments were effective upon the issuance of this ASU. The adoption of ASU 2015-10 is not expected to have a material impact on the Company's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this ASU require that the acquirer record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in this ASU require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in the current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU No. 2015-16 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits.  The amounts of the reserve requirement balances as of September 30, 2015 and 2014 were $1,026,000 and $1,008,000, respectively.

Note 3 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2015 and 2014 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2015
Held to Maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$828	$23	$(1)	$850
Private label residential	1,081	894	(12)	1,963
U.S. Treasury and U.S. government agency securities	6,004	77	—	6,081
Total	$7,913	$994	$(13)	$8,894

Available for Sale
MBS:
U.S. government agencies	$387	$34	$—	$421
Mutual funds	1,000	—	(29)	971
Total	$1,387	$34	$(29)	$1,392

September 30, 2014
Held to Maturity
MBS:
U.S. government agencies	$1,002	$32	$(2)	$1,032
Private label residential	1,280	965	(7)	2,238
U.S. government agency securities	3,016	1	(13)	3,004
Total	$5,298	$998	$(22)	$6,274

Available for Sale
MBS:
U.S. government agencies	$1,801	$100	$(2)	$1,899
Mutual funds	1,000	—	(42)	958
Total	$2,801	$100	$(44)	$2,857

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2015 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$49	$—	4	$63	$(1)	5	$112	$(1)
Private label residential	1	—	1	157	(12)	11	158	(12)
Total	$50	$—	5	$220	$(13)	16	$270	$(13)

Available for Sale
MBS:
U.S. government agencies	$1	$—	1	$48	$—	2	$49	$—
Mutual funds	—	—	—	971	(29)	1	971	(29)
Total	$1	$—	1	$1,019	$(29)	3	$1,020	$(29)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2014 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$—	$—	—	$76	$(2)	8	$76	$(2)
Private label residential	9	—	1	188	(7)	11	197	(7)
U.S. government agency securities	2,989	(13)	1	—	—	—	2,989	(13)
Total	$2,998	$(13)	2	$264	$(9)	19	$3,262	$(22)

Available for Sale
MBS:
U.S. government agencies	$19	$—	1	$40	$(2)	1	$59	$(2)
Mutual funds	—	—	—	958	(42)	1	958	(42)
Total	$19	$—	1	$998	$(44)	2	$1,017	$(44)

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of September 30, 2015, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2015, 2014 and 2013:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2015
Constant prepayment rate	6.00%	15.00%	11.49%
Collateral default rate	0.16%	14.65%	6.08%
Loss severity rate	3.92%	65.00%	39.83%

September 30, 2014
Constant prepayment rate	6.00%	15.00%	10.59%
Collateral default rate	0.01%	22.34%	7.41%
Loss severity rate	0.16%	75.17%	45.81%

September 30, 2013
Constant prepayment rate	6.00%	15.00%	12.33%
Collateral default rate	0.73%	22.53%	7.84%
Loss severity rate	20.48%	75.02%	52.69%

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

The following table presents the OTTI losses for the years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

	2015		2014		2013
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total (OTTI) recoveries	$—	$—	$(83)	$90	$(13)	$(2)
Adjustment for portion of OTTI recorded as (transferred from) other comprehensive income (before income taxes)(1)	(13)	—	52	—	(32)	—
Net (OTTI) recoveries recognized in earnings (2)	$(13)	$—	$(31)	$90	$(45)	$(2)

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Balance, beginning of year	$1,654	$2,084	$2,703

Additions:
Credit losses for which OTTI was not previously recognized	—	2	7
Additional increases to the amount related to credit loss for which OTTI was previously recognized	13	33	45
Subtractions:
Realized losses previously recorded as credit losses	(91)	(555)	(671)
Recovery of prior credit loss	—	90	—
Balance, end of year	$1,576	$1,654	$2,084

During the year ended September 30, 2015, there were $45,000 in realized gains on sixteen available for sale investment securities. During the year ended September 30, 2014, there were $32,000 in realized losses on five available for sale investment securities. During the year ended September 30, 2013, there were no realized gains or losses on available for sale investment securities. During the year ended September 30, 2015, the Company recorded a $91,000 net realized loss (as a result of investment securities being deemed worthless) on fifteen held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2014, the Company recorded a $465,000 net realized loss (as a result of investment securities being deemed worthless) on fifteen held to maturity and six available for sale residential MBS, all of which had been recognized previously as a credit loss.  During the year ended September 30, 2013, the Company recorded a $671,000 net realized loss (as a result of investment securities being deemed worthless) on eighteen held to maturity and five available for sale residential MBS all of which had been recognized previously as a credit loss.

The recorded amount of residential MBS, treasury and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $7,249,000 and $6,221,000 at September 30, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

The contractual maturities of debt securities at September 30, 2015 are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year to five years	$6,006	$6,083	$10	$10
Due after five years to ten years	22	22	—	—
Due after ten years	1,885	2,789	377	411
Total	$7,913	$8,894	$387	$421

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable and loans held for sale by portfolio segment consisted of the following at September 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Mortgage loans:
One- to four-family	$116,664	$97,635
Multi-family	52,322	46,206
Commercial	291,216	294,354
Construction – custom and owner/builder	62,954	59,752
Construction – speculative one- to four-family	6,668	2,577
Construction – commercial	20,728	3,310
Construction – multi-family	20,570	2,840
Land	26,140	29,589
Total mortgage loans	597,262	536,263
Consumer loans:
Home equity and second mortgage	34,157	34,921
Other	4,669	4,699
Total consumer loans	38,826	39,620

Commercial business loans	33,763	30,559
Total loans receivable	669,851	606,442
Less:
Undisbursed portion of construction loans in process	53,457	29,416
Deferred loan origination fees	2,193	1,746
Allowance for loan losses	9,924	10,427
	65,574	41,589
Loans receivable, net	604,277	564,853
Loans held for sale (one- to four-family)	3,051	899
Total loans receivable and loans held for sale, net	$607,328	$565,752

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business.  Such related party loans were performing according to their repayment terms at September 30, 2015 and

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

2014.  Activity in related party loans during the years ended September 30, 2015, 2014 and 2013 was as follows (dollars in thousands):

	2015	2014	2013
Balance, beginning of year	$927	$1,095	$1,113
New loans or advances	112	40	276
Repayments and reclassifications	(409)	(208)	(294)
Balance, end of year	$630	$927	$1,095

Loan Segment Risk Characteristics

The Company believes that its loan classes are the same as its loan segments.

One- To Four-Family Residential Lending:  The Company originates both fixed-rate and adjustable-rate loans secured by one- to four-family residences.  A portion of the fixed-rate one- to four-family loans are sold in the secondary market for asset/liability management purposes and to generate non-interest income.  The Company’s lending policies generally limit the maximum loan-to-value on one- to four-family loans to 90% of the lesser of the appraised value or the purchase price.  However, the Company usually obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property.

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

Construction Lending:  The Company currently originates the following types of construction loans: custom construction loans, owner/builder construction loans, speculative construction loans (on a limited basis), commercial real estate construction loans and multi-family construction loans.  The Company is not currently originating land development loans.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than one-to four family residential lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project.  If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment, and the Company may incur a loss.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due.  The Company attempts to mitigate these risks by adhering to its underwriting policies, disbursement procedures and monitoring practices.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

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

Construction Lending – Speculative One- To Four-Family: Speculative one-to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Company or another lender for the finished home.  The home buyer may be identified either during or after the construction period.  The Company is currently originating speculative one-to four-family construction loans on a limited basis.

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

Land Lending: The Company has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots.  Currently, the Company is originating new land loans on a limited basis.  Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate.  If the estimate of value proves to be inaccurate, in the event of default or foreclosure, the Company may be confronted with a property value which is insufficient to assure full repayment.  The Company attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75%.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Allowance for Loan Losses

The following table sets forth information for the year ended September 30, 2015 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,650	$(214)	$(220)	$264	$1,480
Multi-family	387	2	—	3	392
Commercial	4,836	(775)	—	4	4,065
Construction – custom and owner/builder	450	1	—	—	451
Construction – speculative one- to four-family	52	69	—	2	123
Construction – commercial	78	348	—	—	426
Construction – multi-family	25	(867)	—	1,125	283
Land	1,434	(305)	(145)	37	1,021
Consumer loans:
Home equity and second mortgage	879	242	(50)	2	1,073
Other	176	16	(9)	4	187
Commercial business loans	460	(42)	—	5	423
Total	$10,427	$(1,525)	$(424)	$1,446	$9,924

The following table sets forth information for the year ended September 30, 2014 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,449	$1,113	$(1,106)	$194	$1,650
Multi-family	749	(362)	—	—	387
Commercial	5,275	20	(463)	4	4,836
Construction – custom and owner/builder	262	188	—	—	450
Construction – speculative one- to four-family	96	(44)	—	—	52
Construction – commercial	56	22	—	—	78
Construction – multi-family	—	(226)	—	251	25
Construction – land development	—	(287)	—	287	—
Land	1,940	(664)	(260)	418	1,434
Consumer loans:
Home equity and second mortgage	782	137	(47)	7	879
Other	200	(20)	(6)	2	176
Commercial business loans	327	123	(14)	24	460
Total	$11,136	$—	$(1,896)	$1,187	$10,427

The following table sets forth information for the year ended September 30, 2013 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

	Beginning Allowance	Provision for (Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,558	$565	$(769)	$95	$1,449
Multi-family	1,156	(407)	—	—	749
Commercial	4,247	1,640	(667)	55	5,275
Construction – custom and owner/builder	386	(124)	(26)	26	262
Construction – speculative one- to four-family	128	(32)	—	—	96
Construction – commercial	429	(373)	—	—	56
Construction – multi-family	—	116	(116)	—	—
Construction – land development	—	(129)	(17)	146	—
Land	2,392	1,801	(2,307)	54	1,940
Consumer loans:
Home equity and second mortgage	759	202	(184)	5	782
Other	254	(40)	(14)	—	200
Commercial business loans	516	(294)	—	105	327
Total	$11,825	$2,925	$(4,100)	$486	$11,136
The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2015 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$307	$1,173	$1,480	$4,291	$115,424	$119,715
Multi-family	16	376	392	4,037	48,285	52,322
Commercial	265	3,800	4,065	12,852	278,364	291,216
Construction – custom and owner/ builder	—	451	451	—	36,192	36,192
Construction – speculative one- to four-family	—	123	123	—	3,781	3,781
Construction – commercial	—	426	426	—	12,200	12,200
Construction – multi-family	—	283	283	—	5,290	5,290
Land	37	984	1,021	2,305	23,835	26,140
Consumer loans:
Home equity and second mortgage	362	711	1,073	910	33,247	34,157
Other	24	163	187	36	4,633	4,669
Commercial business loans	—	423	423	—	33,763	33,763
Total	$1,011	$8,913	$9,924	$24,431	$595,014	$619,445

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2014 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$709	$941	$1,650	$7,011	$91,523	$98,534
Multi-family	39	348	387	3,317	42,889	46,206
Commercial	797	4,039	4,836	17,188	277,166	294,354
Construction – custom and owner/ builder	—	450	450	—	34,553	34,553
Construction – speculative one- to four-family	—	52	52	—	1,204	1,204
Construction – commercial	—	78	78	—	2,887	2,887
Construction – multi-family	—	25	25	—	419	419
Land	300	1,134	1,434	5,158	24,431	29,589
Consumer loans:
Home equity and second mortgage	162	717	879	797	34,124	34,921
Other	—	176	176	3	4,696	4,699
Commercial business loans	—	460	460	—	30,559	30,559
Total	$2,007	$8,420	$10,427	$33,474	$544,451	$577,925

The following table presents an age analysis of past due status of loans by portfolio segment at September 30, 2015 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$425	$2,368	$—	$2,793	$116,922	$119,715
Multi-family	—	—	760	—	760	51,562	52,322
Commercial	—	—	1,016	—	1,016	290,200	291,216
Construction – custom and owner/ builder	—	345	—	—	345	35,847	36,192
Construction – speculative one- to four-family	—	—	—	—	—	3,781	3,781
Construction – commercial	—	—	—	—	—	12,200	12,200
Construction – multi-family	—	—	—	—	—	5,290	5,290
Land	15	32	1,558	—	1,605	24,535	26,140
Consumer loans:
Home equity and second mortgage	146	14	303	151	614	33,543	34,157
Other	—	—	35	—	35	4,634	4,669
Commercial business loans	—	—	—	—	—	33,763	33,763
Total	$161	$816	$6,040	$151	$7,168	$612,277	$619,445
__________________

(1)	Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

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

Watch:  Watch loans are defined as those loans that still exhibit acceptable quality but have some concerns that justify greater attention.  If these concerns are not corrected, a potential for further adverse categorization exists.  These concerns could relate to a specific condition peculiar to the borrower, its industry segment or the general economic environment.

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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2015 and 2014, there were no loans classified as loss.

The following table lists the loan credit risk grades utilized by the Company as credit quality indicators, by portfolio segment, at September 30, 2015 (dollars in thousands).

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$114,402	$653	$1,339	$3,321	$119,715
Multi-family	45,249	—	6,313	760	52,322
Commercial	270,685	8,040	6,803	5,688	291,216
Construction – custom and owner / builder	36,192	—	—	—	36,192
Construction – speculative one- to four-family	3,781	—	—	—	3,781
Construction – commercial	12,200	—	—	—	12,200
Construction – multi-family	5,290	—	—	—	5,290
Land	20,964	1,105	2,078	1,993	26,140
Consumer loans:
Home equity and second mortgage	32,172	664	404	917	34,157
Other	4,631	—	—	38	4,669
Commercial business loans	33,635	49	79	—	33,763
Total	$579,201	$10,511	$17,016	$12,717	$619,445

The following table lists the loan credit risk grades utilized by the Company as credit quality indicators, by portfolio segment, at September 30, 2014 (dollars in thousands):

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2015 (dollars in thousands):

	September 30, 2015			For the Year Ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,321	$1,546	$—	$1,919	$25	$25
Multi-family	760	791	—	570	3	3
Commercial	7,199	8,259	—	9,078	521	412
Construction – custom and owner / builder	—	—	—	118	—	—
Land	1,614	2,150	—	1,028	25	20
Consumer loans:
Home equity and second mortgage	165	381	—	270	—	—
Commercial business loans	—	6	—	—	—	—
Subtotal	11,059	13,133	—	12,983	574	460
With an allowance recorded:
Mortgage loans:
One- to four-family	2,970	2,970	307	3,833	149	112
Multi-family	3,277	3,277	16	3,291	184	137
Commercial	5,653	5,653	265	3,475	202	152
Construction – custom and owner / builder	—	—	—	17	—	—
Land	691	691	37	3,298	32	27
Consumer loans:
Home equity and second mortgage	745	745	362	516	18	15
Other	36	36	24	28	—	—
Subtotal	13,372	13,372	1,011	14,458	585	443
Total:
Mortgage loans:
One- to four-family	4,291	4,516	307	5,752	174	137
Multi-family	4,037	4,068	16	3,861	187	140
Commercial	12,852	13,912	265	12,553	723	564
Construction – custom and owner / builder	—	—	—	135	—	—
Land	2,305	2,841	37	4,326	57	47
Consumer loans:
Home equity and second mortgage	910	1,126	362	786	18	15
Other	36	36	24	28	—	—
Commercial business loans	—	6	—	—	—	—
Total	$24,431	$26,505	$1,011	$27,441	$1,159	$903

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

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
Total:
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
September 30, 2015 and 2014

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
Total:
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

Troubled debt restructured loans are considered impaired loans and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. The Company had $13,718,000 in troubled debt restructured loans included in impaired loans at September 30, 2015 and had no commitments to lend additional funds on these loans.  The Company had $19,088,000 in troubled debt restructured loans included in impaired loans at September 30, 2014 and had no commitments to lend additional funds on these loans. The allowance for loan losses allocated to troubled debt restructured loans at September 30, 2015 and 2014 was $310,000 and $994,000, respectively.

The following tables set forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of September 30, 2015 and 2014 (dollars in thousands):

	2015
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,929	$826	$2,755
Multi-family	3,277	—	3,277
Commercial	6,237	—	6,237
Land	747	255	1,002
Consumer loans:
Home equity and second mortgage	295	152	447
Total	$12,485	$1,233	$13,718

	2014
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$2,634	$233	$2,867
Multi-family	3,317	—	3,317
Commercial	9,960	1,468	11,428
Land	594	431	1,025
Consumer loans:
Home equity and second mortgage	299	152	451
Total	$16,804	$2,284	$19,088

The following tables set forth information with respect to the Company’s loans, by portfolio segment, which were modified in troubled debt restructurings during the years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One- to four-family (1)	1	$48	$48	$48
Total	1	$48	$48	$48
___________________________
(1)     Modification was a result of a reduction in the stated interest rate.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	1	$42	$42	$42
Land (1)	1	157	157	153
Total	2	$199	$199	$195
_______________________________

(1)	Modifications were a result of a reduction in the stated interest rate.

2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	2	$353	$353	$350
Commercial (2)	2	2,327	2,327	2,318
Total	4	$2,680	$2,680	$2,668
_______________________________

(1)	Modifications were a result of a combination of changes (i.e., a reduction in the stated interest rate and an extension of the maturity at an interest rate below current market).

(2)	Modifications were a result of reductions in the stated interest rates.

No troubled debt restructured loans were recorded that subsequently defaulted during the years ended September 30, 2015, 2014 or 2013.

Note 5 - MSRs

Loans serviced for Freddie Mac are not included in the accompanying consolidated balance sheets.  The principal amounts of those loans at September 30, 2015, 2014 and 2013 were $331,494,000, $327,594,000 and $325,726,000, respectively.

The following is an analysis of the changes in MSRs for the years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Balance, beginning of year	$1,684	$2,266	$2,011
Additions	635	387	728
Amortization	(841)	(969)	(948)
Recovery of valuation allowance	—	—	475
Balance, end of year	$1,478	$1,684	$2,266

At September 30, 2015, 2014 and 2013, the estimated fair value of MSRs totaled $3,095,000, $3,204,000 and $3,129,000, respectively.  The MSRs' fair values for 2015, 2014 and 2013 were estimated using discounted cash flow analyses with average discount rates of 9.52%, 10.04% and 10.04%, respectively, and average prepayment speed factors of 174, 164 and
177, respectively.  At September 30, 2015, 2014 and 2013 there were no valuation allowances on MSRs.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Land	$3,944	$4,085
Buildings and improvements	17,664	17,546
Furniture and equipment	8,071	8,332
Property held for future expansion	110	110
Construction and purchases in progress	96	153
	29,885	30,226
Less accumulated depreciation	13,031	12,547
Premises and equipment, net	$16,854	$17,679

The Company leases certain premises under operating lease agreeements.  Total rental expense was $280,000, $267,000 and $250,000 for the years ended September 30, 2015, 2014, and 2013, respectively, which was included in premises and equipment expense in the accompanying consolidated statements of income.

Minimum net rental commitments under non-cancellable leases having an original or remaining term of more than one year for fiscal years ending subsequent to September 30, 2015 are as follows (dollars in thousands):

2016	$225
2017	96
2018	96
2019	96
2020	96
Thereafter	24
Total minimum payments required	$633

Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs.

Note 7 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2015 and 2014 (dollars in thousands):

	2015		2014
	Amount	Number	Amount	Number
Balance, beginning of year	$9,092	40	$11,720	47
Additions to OREO and other repossessed assets	2,120	12	6,108	29
Capitalized improvements	3	—	47	—
Lower of cost or estimated fair value losses	(644)	—	(605)	—
Disposition of OREO and other repossessed assets	(2,717)	(17)	(8,178)	(36)
Balance, end of year	$7,854	35	$9,092	40

At September 30, 2015, OREO and other repossessed assets consisted of 34 OREO properties and one other repossessed asset in Washington, with balances ranging from $6,000 to $1,091,000.  At September 30, 2014, OREO consisted of 40 OREO properties in Washington, with balances ranging from $6,000 to $1,203,000.  The Company recorded net gains on sales of

OREO and other repossessed assets of $110,000, $169,000, and $264,000 for the years ended September 30, 2015, 2014 and 2013, respectively. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

Note 8 - Deposits

Deposits consisted of the following at September 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Non-interest-bearing demand	$141,388	$106,417
NOW checking	180,628	160,748
Savings	110,315	95,665
Money market	92,476	88,999
Certificates of deposit	154,105	163,287
Total	$678,912	$615,116

Certificates of deposit of $100,000 or greater totaled $68,033,000 and $66,663,000 at September 30, 2015 and 2014, respectively. The Company had brokered deposits totaling $11,646,000 and $3,192,000 at September 30, 2015 and 2014, respectively.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (dollars in thousands):

2016	$93,882
2017	33,416
2018	9,626
2019	8,003
2020	8,646
Thereafter	532
Total	$154,105

Interest expense on deposits by account type was as follows for the years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
NOW checking	$450	$440	$463
Savings	53	46	55
Money market	274	246	246
Certificates of deposit	1,227	1,334	1,804
Total	$2,004	$2,066	$2,568

Note 9 – FHLB Advances and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 35% of the Bank’s total assets, limited by available collateral.  Borrowings are considered short-term when the original maturity is less than one year.  The Bank had $45,000,000 of long-term FHLB advances outstanding at September 30, 2015 and 2014.  The long-term borrowings at September 30, 2015 mature at various dates during the 2017 fiscal year and bear interest at rates ranging from 3.69% to 4.34%. Under the Advances, Security and Deposit Agreement entered into with the FHLB ("FHLB Advance Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for advances. A portion of the long-term advances have a putable feature and may be called by the FHLB earlier than the scheduled maturities.

The Bank also has a letter of credit ("LOC") with the FHLB for the purpose of collateralizing Washington State public deposits. The LOC amount reduces the Bank's available borrowings under the FHLB Advance Agreement. The LOC had a limit of $15,000,000 as of September 30, 2015, all of which was available to draw upon.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2015 the Bank had a borrowing capacity on this line of $45,201,000. The Bank had no outstanding balance on this line at September 30, 2015 and 2014.

The Bank has a short-term $10,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. As of September 30, 2015 and 2014 the Bank did not have any outstanding advances on this borrowing line.

The Bank had no short-term borrowings outstanding during the years ended September 30, 2015, 2014 and 2013.

Note 10 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2015 and 2014 (dollars in thousands):

	2015	2014
Accrued deferred compensation and profit sharing plans payable	$828	$657
Accrued interest payable on deposits and advances	289	298
Accounts payable and accrued expenses - other	1,599	1,716
Total other liabilities and accrued expenses	$2,716	$2,671

Note 11 - Federal Income Taxes

The components of the provision for federal income taxes for the years ended September 30, 2015, 2014 and 2013 were as follows (dollars in thousands):

	2015	2014	2013
Current	$3,996	$2,349	$1,737
Deferred	196	451	777
Provision	$4,192	$2,800	$2,514

At September 30, 2015 and 2014, the Company had income taxes receivable of $92,000 and $461,000, respectively, which are included in other assets in the accompanying consolidated balance sheets.

The components of the Company’s deferred tax assets and liabilities at September 30, 2015 and 2014 were as follows (dollars in thousands):

	2015	2014
Deferred Tax Assets
Allowance for loan losses	$3,483	$3,669
Allowance for OREO losses	564	628
Unearned ESOP shares	255	202
CDI	201	249
OTTI credit impairment	176	185
Accrued interest on loans	130	—
Net unrealized investment securities losses	114	128
Other	164	180
Total deferred tax assets	$5,087	$5,241

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Deferred Tax Liabilities	2015	2014
Goodwill	$1,417	$1,281
MSRs	505	572
Depreciation	464	141
FHLB stock dividends	447	773
Prepaid expenses	125	134
Other	8	9
Total deferred tax liabilities	2,966	2,910

Net deferred tax assets	$2,121	$2,331

The provision for federal income taxes for the years ended September 30, 2015, 2014 and 2013 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

	2015	2014	2013
Expected tax provision at statutory rate	$4,268	$2,941	$2,472
BOLI income	(184)	(180)	(196)
Change in estimated utilization of net capital loss carry-forward	—	—	281
Dividends on ESOP	(58)	(41)	(24)
Other - net	166	80	(19)
Provision for federal income taxes	$4,192	$2,800	$2,514

During the year ended September 30, 2013, the Company utilized $183,000 of the capital loss carry-forward and wrote-off the remaining portion of the related deferred tax asset and valuation allowance due to the expiration of the capital loss carry-forward period. No valuation allowance for net deferred tax assets was recorded as of September 30, 2015 and 2014, as management believes that it is more likely than not that all of the net deferred tax assets will be realized based on management's expectations of future taxable income and/or because they were supported by recoverable taxes paid in prior years.

Note 12 – Employee Stock Ownership and 401(k) Plan (“KSOP”)

Effective October 3, 2007, the Bank established the Timberland Bank Employee Stock Ownership and 401(k) Plan (“KSOP”) by combining the existing Timberland Bank Employee Stock Ownership Plan (established in 1997) and the Timberland Bank 401(k) Plan (established in 1970).  The KSOP is comprised of two components, the ESOP and the 401(k) Plan.  The KSOP benefits employees with at least one year of service who are 21 years of age or older.  The Bank may fund the ESOP with contributions of cash or stock, and may fund the 401(k) Plan with contributions of cash.  Employee vesting occurs over six years.

ESOP

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company.  The loan is being repaid primarily from the Bank’s contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $173,000, $206,000 and
$237,000 for the years ended September 30, 2015, 2014 and 2013, respectively. The balance of the loan at September 30, 2015 was $1,766,000.

The amount of the Bank's annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt.  All dividends received by the ESOP are used to pay debt service. Dividends of $170,000, $120,000 and $72,000 were used to service the debt during the years ended September 30, 2015, 2014 and 2013, respectively.  As the Plan makes each payment of principal and interest, an appropriate percentage of stock is released and allocated annually to eligible employee accounts, in accordance with applicable regulations. As of September 30, 2015, 379,819 ESOP shares, which were previously released for allocation to participants, had been distribut

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

ed to participants.

Shares held by the ESOP as of September 30, 2015, 2014 and 2013 were classified as follows:

	2015	2014	2013
Unallocated shares	123,436	158,702	193,968
Shares released for allocation	554,745	564,111	592,468
Total ESOP shares	678,181	722,813	786,436

The approximate fair market value of the ESOP’s unallocated shares at September 30, 2015, 2014 and 2013 was $1,344,000, $1,673,000 and $1,746,000, respectively.  Compensation expense recognized under the ESOP for the years ended September 30, 2015, 2014 and 2013 was $203,000, $242,000, and $202,000, respectively.

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established by the Internal Revenue Service.  Contributions by the Bank are at the discretion of the Board except for a 3% safe harbor contribution which is mandatory according to the plan document.  Bank contributions totaled $313,000, $302,000 and $289,000 for the years ended September 30, 2015, 2014 and 2013, respectively.

Note 13 - Stock Compensation Plans

Stock Compensation Plans

Under the Company’s prior stock compensation plans (1999 Stock Option Plan, 2003 Stock Option Plan and the MRDP), the Company was able to grant options and awards for restricted stock for up to 2,151,500 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2014 Equity Incentive Plan, which was approved by shareholders on January 27, 2015, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant.  At September 30, 2015, there were 224,366 shares of restricted stock or options for common shares available for future grant under the 2014 Equity Incentive Plan. At September 30, 2015, there were no options or awards for restricted stock available for future grant under the 1999 Stock Option Plan, the 2003 Stock Option Plan, or the MRDP.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Stock Options

Stock option activity for the years ended September 30, 2015, 2014 and 2013 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2012	195,626	$7.97
Options granted	29,000	6.00
Options forfeited	(61,680)	9.69
Outstanding September 30, 2013	162,946	6.96

Options granted	135,000	9.29
Options exercised	(5,000)	4.66
Options forfeited	(71,546)	9.87
Outstanding September 30, 2014	221,400	7.49

Options granted	128,000	10.62
Options exercised	(6,300)	4.84
Options forfeited	(1,800)	4.55
Outstanding September 30, 2015	341,300	$8.73

The aggregate intrinsic value of options exercised during the years ended September 30, 2015 and 2014 was $36,000 and $25,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the U.S. Treasury rate of a similar term as the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends.  At the time the options were granted for the year ended September 30, 2013, the Company was under regulatory restrictions prohibiting the payment of dividends. Since management did not know when the Company would be allowed to pay dividends, an expected dividend yield of 0% was used. The expected volatility is based on historical volatility of the Company’s stock price.  There were 29,000 options granted during the year ended September 30, 2013 with an aggregate grant date fair value of $69,000. There were 135,000 options granted during the year ended September 30, 2014 with an aggregate grant date fair value of $349,000. There were 128,000 options granted during the year ended September 30, 2015 with an aggregate grant date fair value of $241,000. The weighted average assumptions for options granted during the years ended September 30, 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Expected volatility	28%	39%	45%
Expected term (in years)	5	5	5
Expected dividend yield	3.31%	2.51%	—%
Risk free interest rate	1.43%	1.41%	0.76%
Grant date fair value per share	$1.88	$2.59	$2.37

There were 42,900 options that vested during the year ended September 30, 2015 with a total fair value of $100,000. There were 43,800 options that vested during the year ended September 30, 2014 with a total fair value of $80,000. There were 17,300 options that vested during the year ended September 30, 2013 with a total fair value of $32,000.

At September 30, 2015 there were 262,700 unvested options with an aggregate grant date fair value of $574,000, all of which the Company assumes will vest.  The unvested options had an aggregate intrinsic value of $390,000 at September 30, 2015.  At September 30, 2014 there were 177,600 unvested options with an aggregate grant date fair value of $434,000.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Additional information regarding options outstanding at September 30, 2015 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	31,600	$4.23	5.3	24,000	$4.30	5.0
5.86 - 6.00	59,700	5.92	7.0	30,200	5.91	7.0
9.00	96,000	9.00	8.1	19,200	9.00	8.1
10.26 - 10.71	154,000	10.57	9.6	5,200	10.34	8.6
	341,300	$8.73	8.3	78,600	$6.47	6.8
The aggregate intrinsic value of options outstanding at September 30, 2015, 2014 and 2013 was $738,000, $675,000, and $443,000, respectively.

Restricted Stock Grants

A summary of restricted stock grant shares vested for the years ended September 30, 2014 and 2013 were as follows:

	2014	2013
Shares vested	3,254	6,207
Aggregate vesting date fair value	$30,000	$38,000

At both September 30, 2015 and 2014 there were no unvested restricted stock grant shares. There were no restricted stock grants awarded during the years ended September 30, 2015, 2014 and 2013.

Expense for Stock Compensation Plans

Compensation expense recorded in the consolidated financial statements for all stock-based plans was as follows for the years ended September 30, 2015, 2014 and 2013 (dollars in thousands):

	2015	2014	2013
Stock options	$127	$112	$49
Restricted stock grants	—	2	39
Less: related tax benefit recognized	(2)	(10)	(8)
	$125	$104	$80

The compensation expense to be recognized in the future years ending September 30 for stock options that had been awarded as of September 30, 2015 is as follows (in thousands):

2016	$151
2017	144
2018	113
2019	55
2020	33
$496

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Note 14 - Commitments and Contingencies

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

A summary of the Company’s commitments at September 30, 2015 and 2014 is as follows (dollars in thousands):

	2015	2014
Undisbursed portion of construction loans in process (see Note 4)	$53,457	$29,416
Undisbursed lines of credit	41,494	30,678
Commitments to extend credit	12,196	18,119

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party.  However, such loan to value ratios will subsequently change, based on increases and decreases in the supporting collateral values.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, land and income-producing commercial properties.

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments.  The reserve for unfunded loan commitments totaled $226,000 and $192,000 at September 30, 2015 and 2014, respectively.  These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.  Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

The Bank has an employee severance compensation plan which expires in 2017 and which provides severance pay benefits to eligible employees in the event of a change in control of Timberland Bancorp or the Bank (as defined in the plan).  In general, all employees with two or more years of service will be eligible to participate in the plan.  Under the plan, in the event of a change in control of Timberland Bancorp or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service or officer rank with the Bank.  The maximum payment for any eligible employee would be equal to 24 months of the employee’s current compensation.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Note 15 - Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate.  At September 30, 2015, the Company had $634,470,000 (including $53,457,000 of undisbursed construction loans in process) in loans secured by real estate, which represents 94.3% of total loans and loans held for sale.  The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, undeveloped land, and a variety of commercial real estate property types.  At September 30, 2015, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-family properties.  The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market.  The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.  The Company also had $48,611,000 in CDs held for investment at September 30, 2015.  The CDs are held with various FDIC insured institutions throughout the U.S., and each CD is below the FDIC insurance limit of $250,000.

Note 16 - Regulatory Matters

The Bank, as a state-chartered, federally insured savings bank, is subject to the capital requirements established by the FDIC. Under the FDIC's capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital adequacy requirements. The capital adequacy requirements are quantitative measures established by regulation that require the Bank to maintain minimum amounts and ratios of capital. The new capital requirements adopted by the FDIC created a new required ratio for common equity Tier 1 ("CET1") capital, increased the leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios and changed what qualifies as capital for purpose of meeting these various capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by bank regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. The Bank is required to maintain additional levels of Tier 1 common equity over the minimum risk-based capital levels before it may pay dividends, repurchase shares or pay discretionary bonuses.

The new minimum requirements are a ratio of CET1 capital to total risk-weighted assets (the "CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. As of September 30, 2015, the Bank did not have any of these instruments. MSRs and deferred tax assets over designated percentages of CET1 capital will be deducted from capital, subject to a four-year transition period. CET1 capital will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale investment securities, subject to a four-year transition period. Because of the Bank's asset size, it was not considered an advanced approaches banking organization and elected in the first quarter of calendar year 2015 to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale investment securities in its capital calculations.

The new requirements also include changes in the risk-weighting of assets to better reflect credit risk and other risk exposure. These include a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition, development and construction loans and for non-residential mortgage loans that are 90 days or more past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for MSRs and deferred tax assets that are not deducted from capital.

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based capital ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a Tier 1 leverage capital ratio of 5.0% (unchanged).

At September 30, 2015 and 2014, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2015 and 2014 under the regulations of the FDIC.

The following tables compare the Bank’s actual capital amounts at September 30, 2015 and 2014 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

September 30, 2015	Actual		Regulatory Minimum To Be "Adequately Capitalized"		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$82,297	10.3%	$32,006	4.0%	$40,008	5.0%

Risk-based Capital Ratios:
Common equity tier 1 capital	82,297	13.4	27,568	4.5	39,821	6.5

Tier 1 capital	82,297	13.4	36,758	6.0	49,010	8.0

Total capital	89,986	14.7	49,010	8.0	61,263	10.0

September 30, 2014	Actual		Regulatory Minimum To Be "Adequately Capitalized"		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$75,734	10.2%	$29,629	4.0%	$37,036	5.0%

Risk-based Capital Ratios:
Tier 1 capital	75,734	13.2	22,939	4.0	34,409	6.0

Total capital	82,945	14.5	45,878	8.0	57,348	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets at September 30, 2015, Timberland Bancorp would have exceeded all regulatory requirements.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

The following table presents the regulatory capital ratios for Timberland Bancorp at September 30, 2015 and 2014 (dollars in thousands):

	Actual
September 30, 2015	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$85,221	10.6%

Risk-based Capital Ratios:
Common equity tier 1 capital	85,221	13.9

Tier 1 capital	85,221	13.9

Total capital	92,911	15.2

September 30, 2014

Leverage Capital Ratio:
Tier 1 capital	$78,480	10.6%

Risk-based Capital Ratios:
Tier 1 capital	78,480	13.7

Total capital	85,692	14.9

Restrictions on Retained Earnings

At the time of conversion of the Bank from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank, the Bank established a liquidation account in an amount equal to its retained earnings of $23,866,000 as of June 30, 1997, the date of the latest statement of financial condition used in the final conversion prospectus.  The liquidation account is maintained for the benefit of eligible account holders who have maintained their deposit accounts in the Bank after conversion.  The liquidation account reduces annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date.  Subsequent increases do not restore an eligible account holder’s interest in the liquidation account.  At September 30, 2015 management estimates the amount of the liquidation account to be $429,000.  In the event of a complete liquidation of the Bank (and only in such an event), eligible depositors who have continued to maintain accounts will be entitled to receive a distribution from the liquidation account before any distribution may be made with respect to common stock.  The Bank may not declare or pay cash dividends if the effect thereof would reduce its regulatory capital below the amount required for the liquidation account.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Note 17 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30, 2015 and 2014
(dollars in thousands)

	2015	2014
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$439	$55
Interest-bearing deposits in banks	811	440
Total cash and cash equivalents	1,250	495

Loan receivable from ESOP	1,766	2,183
Investment in Bank	86,263	80,031
Other assets	13	124
Total assets	$89,292	$82,833

Liabilities and shareholders’ equity
Accrued expenses	$105	$55
Shareholders’ equity	89,187	82,778
Total liabilities and shareholders’ equity	$89,292	$82,833

Condensed Statements of Income - Years Ended September 30, 2015, 2014 and 2013
(dollars in thousands)

	2015	2014	2013
Operating income
Interest on deposits in banks	$—	$—	$1
Interest on loan receivable from ESOP	173	206	237
Dividends from Bank	2,698	13,190	3,300
Total operating income	2,871	13,396	3,538

Operating expenses	445	409	455

Income before income taxes and equity in undistributed income of Bank	2,426	12,987	3,083
Benefit for income taxes	(150)	(110)	(98)

Income before undistributed income of Bank	2,576	13,097	3,181

Equity in undistributed income of Bank (dividends in excess of income of Bank)	5,716	(7,247)	1,576
Net income	8,292	5,850	4,757
Preferred stock dividends	—	(136)	(710)
Preferred stock accretion	—	(70)	(283)
Discount on redemption of preferred stock	—	—	255
Net income to common shareholders	$8,292	$5,644	$4,019

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Condensed Statements of Cash Flows - Years Ended September 30, 2015, 2014 and 2013
(dollars in thousands)

	2015	2014	2013
Cash flows from operating activities
Net income	$8,292	$5,850	$4,757
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed income of Bank) dividends in excess of income of Bank	(5,716)	7,247	(1,576)
Earned ESOP shares	264	264	265
MRDP compensation expense	—	2	39
Stock option compensation expense	125	104	49
Stock option tax effect less excess tax benefit	1	4	—
Other, net	162	(247)	(39)
Net cash provided by operating activities	3,128	13,224	3,495

Cash flows from investing activities
Investment in Bank	(491)	(459)	(344)
Principal repayments on loan receivable from Bank	417	382	353
Net cash provided by (used in) investing activities	(74)	(77)	9

Cash flows from financing activities
ESOP tax effect	72	64	6
MRDP compensation tax effect	—	2	(8)
Stock option excess tax benefit	1	4	—
Proceeds from exercise of stock options	30	23	—
Repurchase of preferred stock	—	(12,065)	(4,321)
Repurchase of common stock	(709)	—	—
Payment of dividends	(1,693)	(1,185)	(1,368)
Net cash used in financing activities	(2,299)	(13,157)	(5,691)

Net increase (decrease) in cash and cash equivalents	755	(10)	(2,187)

Cash and cash equivalents
Beginning of period	495	505	2,692
End of period	$1,250	$495	$505

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Note 18 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2015, 2014 and 2013 is as follows (dollars in thousands, except per share amounts):

	2015	2014	2013
Basic net income per common share computation
Numerator - net income	$8,292	$5,850	$4,757
Preferred stock dividends	—	(136)	(710)
Preferred stock discount accretion	—	(70)	(283)
Discount on redemption of preferred stock	—	—	255
Net income to common stockholders	$8,292	$5,644	$4,019

Denominator - weighted average common shares outstanding	6,897,270	6,856,730	6,817,918

Basic net income per common share	$1.20	$0.82	$0.59

Diluted net income per common share computation
Numerator - net income	$8,292	$5,850	$4,757
Preferred stock dividends	—	(136)	(710)
Preferred stock discount accretion	—	(70)	(283)
Discount on redemption of preferred stock	—	—	255
Net income to common stockholders	$8,292	$5,644	$4,019

Denominator - weighted average common shares outstanding	6,897,270	6,856,730	6,817,918
Effect of dilutive stock options	36,863	36,614	16,555
Effect of dilutive stock warrant	134,955	126,332	52,522
Weighted average common shares outstanding- assuming dilution	7,069,088	7,019,676	6,886,995

Diluted net income per common share	$1.17	$0.80	$0.58

For the years ended September 30, 2015, 2014 and 2013, average options to purchase 155,152, 131,489 and 109,953 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

Note 19 - Fair Value Measurements

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2015 and 2014.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

GAAP defines fair value and establishes a framework for measuring fair value.  Fair value is the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date.  The three levels for categorizing assets and liabilities under GAAP's fair value measurement requirements are as follows:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: Significant observable inputs other than quoted prices included within Level 1, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions market participants would use in pricing an asset or liability based on the best information available in the circumstances.

The Company's assets measured at fair value on a recurring basis consist of investment securities available for sale. The estimated fair value of MBS are based upon market prices of similar securities or observable inputs (Level 2). The estimated fair value of mutual funds are based upon quoted market prices (Level 1).

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2015 and 2014. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2015 and 2014 are as follows (dollars in thousands):

	Estimated Fair Value
September 30, 2015	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$421	$—	$421
Mutual funds	971	—	—	971
Total	$971	$421	$—	$1,392

September 30, 2014
Available for sale investment securities
MBS: U.S. government agencies	$—	$1,899	$—	$1,899
Mutual funds	958	—	—	958
Total	$958	$1,899	$—	$2,857

There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2015 and 2014.

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

The Company uses the following methods and significant assumptions to estimate fair value on a non-recurring basis:

Impaired Loans: The estimated fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis. The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell, if applicable.  In some cases, adjustments were made to the appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal and known changes in the market and in the collateral. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

Investment Securities Held to Maturity: The estimated fair value of investment securities held to maturity are based upon the assumptions market participants would use in pricing the investment security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2) and unobservable inputs such as dealer quotes, discounted cash flows or similar techniques (Level 3).

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2015, and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2015 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3	Total Losses
Impaired loans:
Mortgage loans:
One-to four-family	$—	$—	$2,663	$220
Multi-family	—	—	3,261	—
Commercial	—	—	5,388	—
Land	—	—	654	145
Consumer loans:
Home equity and second mortgage	—	—	383	50
Other			12	9
Total impaired loans (1)	—	—	12,361	424

Investment securities – held to maturity (2):
MBS - Private label residential	—	31	—	13
OREO and other repossessed assets (3)	—	—	7,854	644
Total	$—	$31	$20,215	$1,081
_______________________

(1)	The loss represents charge-offs on collateral dependent loans for estimated fair value adjustments based on the estimated fair value of the collateral net of estimated costs to sell, if applicable.

(2)	The loss represents OTTI credit-related charges on held to maturity MBS.

(3)
The loss represents adjustments resulting from management’s periodic reviews of the recorded value to determine whether the property continues to be recorded at the lower of its recorded book value or estimated fair value, net of estimated costs to sell.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2014 and the total losses resulting from these estimated fair value adjustments for the year ended September 30, 2014 (dollars in thousands):

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2015 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$12,361	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	7,854	Market approach	Lower of appraised value or listing price less selling costs	NA

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2014 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$16,330	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	9,092	Market approach	Lower of appraised value or listing price less selling costs	NA

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

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

Investment Securities:  See descriptions above.

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. During the year ended September 30, 2015, 25,463 shares of FHLB stock were redeemed from the Company at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

The estimated fair values of financial instruments were as follows as of September 30, 2015 (dollars in thousands):

		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1		Level 2	Level 3
Financial Assets
Cash and cash equivalents	$92,289	$92,289	$92,289		$—	$—
CDs held for investment	48,611	48,611	48,611		—	—
Investment securities	9,305	10,286	3,996	6,676	6,290	—
FHLB stock	2,699	2,699	2,699		—	—
Loans receivable, net	604,277	614,734	—		—	614,734
Loans held for sale	3,051	3,139	3,139		—	—
Accrued interest receivable	2,170	2,170	2,170		—	—

Financial Liabilities
Deposits:
Non-interest bearing demand	141,388	141,388	141,388		—	—
Interest-bearing	537,524	538,092	383,419		—	154,673
Total deposits	678,912	679,480	524,807		—	154,673
FHLB advances	45,000	46,742	—		46,742	—
Accrued interest payable	289	289	289		—	—

The estimated fair values of financial instruments were as follows as of September 30, 2014 (dollars in thousands):

		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$72,354	$72,354	$72,354	$—	$—
CDs held for investment	35,845	35,845	35,845	—	—
Invesment securities	8,155	9,131	958	8,173	—
FHLB stock	5,246	5,246	5,246	—	—
Loans receivable, net	564,853	571,411	—	—	571,411
Loans held for sale	899	921	921	—	—
Accrued interest receivable	1,910	1,910	1,910	—	—

Financial Liabilities
Deposits:
Non-interest bearing demand	106,417	106,417	106,417	—	—
Interest-bearing	508,699	509,406	345,412	—	163,994
Total deposits	615,116	615,823	451,829	—	163,994
FHLB advances	45,000	47,279	—	47,279	—
Accrued interest payable	298	298	298	—	—

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the estimated fair value of the Company’s financial instruments will change when interest rate levels change, and that change may either be favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to appropriately manage interest rate risk.  However, borrowers with fixed

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling interest rate environment.  Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment.  Management monitors interest rates and maturities of assets and liabilities, and attempts to manage interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 20 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Interest and dividend income	$8,008	$7,947	$7,527	$7,686
Interest expense	(984)	(963)	(960)	(983)
Net interest income	7,024	6,984	6,567	6,703

Recapture of loan losses (1)	(1,525)	—	—	—
Non-interest income	2,662	2,523	2,214	2,123
Non-interest expense	(6,693)	(6,220)	(6,654)	(6,274)

Income before federal income taxes	4,518	3,287	2,127	2,552

Provision for federal income taxes	1,563	1,128	676	825

Net income	$2,955	$2,159	$1,451	$1,727

Net income per common share
Basic	$0.43	$0.31	$0.21	$0.25
Diluted (2)	$0.42	$0.31	$0.21	$0.24
__________________________________________
(1) During the quarter ended September 30, 2015, the Company recorded a $1,525 recapture of loan losses, primarily as a result of significant recoveries on loans which had previously been charged off in prior years and improvements in other credit quality metrics.
(2) The net income per common share amounts for the quarters does not add to the total for the fiscal year due to rounding.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2015 and 2014

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Interest and dividend income	$7,567	$7,397	$7,412	$7,481
Interest expense	(978)	(964)	(975)	(1,022)
Net interest income	6,589	6,433	6,437	6,459

Non-interest income	2,206	2,116	2,013	2,195
Non-interest expense	(6,373)	(6,430)	(6,754)	(6,241)

Income before federal income taxes	2,422	2,119	1,696	2,413

Provision for federal income taxes	776	685	537	802

Net income	1,646	1,434	1,159	1,611

Preferred stock dividends	—	—	—	(136)
Preferred stock discount accretion	—	—	—	(70)

Net income to common shareholders	$1,646	$1,434	$1,159	$1,405

Net income per common share
Basic	$0.24	$0.21	$0.17	$0.20
Diluted (1)	$0.23	$0.20	$0.16	$0.20
__________________________________________
(1) The net income per common share amounts for the quarters does not add to the total for the fiscal year due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2015 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting is included in this Form 10-K under Part II, Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see “Item 1.  Business - Executive Officers of the Registrant.”

Compliance with Section 16(a) of the Exchange Act

The information required by this item is contained under the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” included  in the Company’s Proxy Statement and is incorporated herein by reference.

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee, composed of Directors Stoney, Smith and Goldberg.  Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Company’s Board of Directors has designated Director Stoney as the Audit Committee financial expert, as defined in the SEC’s Regulation S-K.  Directors Stoney, Smith and Goldberg are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2015.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

(d)           Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	213,300	$7.60	—

Timberland Bancorp, Inc. 2014 Equity Incentive Plan	128,000	$10.62	224,366

Equity compensation plans not approved by security holders	—	—	—

Total	341,300	$8.73	224,366

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
3.3	Articles of Amendment to Articles of Incorporation of the Registrant (3)
4.2	Warrant to purchase shares of the Company’s common stock dated December 23, 2008 (3)
4.3	Letter Agreement (including Securities Purchase Agreement – Standard Terms, attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (3)
10.1	Employee Severance Compensation Plan (4)
10.2	Employee Stock Ownership Plan (5)
10.3	1999 Stock Option Plan (6)
10.4	2003 Stock Option Plan (7)
10.5	Form of Incentive Stock Option Agreement (8)
10.6	Form of Non-qualified Stock Option Agreement (8)
10.7	Management Recognition and Development Plan (6)
10.8	Form of Management Recognition and Development Award Agreement (7)
10.9	Employment Agreement with Michael R. Sand (9)
10.10	Employment Agreement with Dean J. Brydon (9)
10.11	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (10)
14	Code of Ethics (11)
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp, Inc.’s  Annual Report on Form 10-K for the year ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

____________

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 29, 2015.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 16, 2007.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(6)	Incorporated by reference to Exhibit 99 included in the Registrant’s Registration Statement on Form S-8 (333-32386)

(7)	Incorporated by reference to Exhibit 99.2 included in the Registrant’s Registration Statement on Form S-8 (333-1161163)

(8)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2005.

(9)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

(10)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

(11)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLAND BANCORP, INC.

Date: December 7, 2015	By:	/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 7, 2015
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 7, 2015
Jon C. Parker

/s/Dean J. Brydon	Chief Financial Officer	December 7, 2015
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Andrea M. Clinton	Director	December 7, 2015
Andrea M. Clinton

/s/Larry D. Goldberg	Director	December 7, 2015
Larry D. Goldberg

/s/James C. Mason	Director	December 7, 2015
James C. Mason

/s/David A. Smith	Director	December 7, 2015
David A. Smith

/s/Michael J. Stoney	Director	December 7, 2015
Michael J. Stoney

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements