Form 10-Q
period 2015-12-31
TIMBERLAND BANCORP INC
filed 2016-02-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT JANUARY 31, 2016
Common stock, $.01 par value	6,994,948

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and September 30, 2015
(Dollars in thousands, except per share amounts)

	December 31, 2015	September 30, 2015
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$12,481	$14,014
Interest-bearing deposits in banks	81,119	78,275
Total cash and cash equivalents	93,600	92,289

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	50,865	48,611
Investment securities held to maturity, at amortized cost (estimated fair value $8,685 and $8,894)	7,824	7,913
Investment securities available for sale	1,362	1,392
Federal Home Loan Bank (“FHLB”) stock	2,699	2,699

Loans receivable	634,430	614,201
Loans held for sale	1,304	3,051
Less: Allowance for loan losses	(9,889)	(9,924)
Net loans receivable	625,845	607,328

Premises and equipment, net	16,589	16,854
Other real estate owned (“OREO”) and other repossessed assets, net	7,667	7,854
Accrued interest receivable	2,234	2,170
Bank owned life insurance (“BOLI”)	18,306	18,170
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,475	1,478
Other assets	3,263	3,407
Total assets	$837,379	$815,815

Liabilities and shareholders’ equity
Liabilities:
Deposits:
Non-interest-bearing demand	$142,279	$141,388
Interest-bearing	555,491	537,524
Total deposits	697,770	678,912

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	3,558	2,716
Total liabilities	746,328	726,628
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2015 and September 30, 2015
(Dollars in thousands, except per share amounts)

	December 31, 2015	September 30, 2015
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; 50,000,000 shares authorized; 6,994,148 shares issued and outstanding - December 31, 2015 6,988,848 shares issued and outstanding - September 30, 2015	10,402	10,293
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(859)	(926)
Retained earnings	81,823	80,133
Accumulated other comprehensive loss	(315)	(313)
Total shareholders’ equity	91,051	89,187
Total liabilities and shareholders’ equity	$837,379	$815,815
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2015 and 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Interest and dividend income
Loans receivable	$8,429	$7,509
Investment securities	69	65
Dividends from mutual funds and FHLB stock	22	7
Interest-bearing deposits in banks and CDs	171	105
Total interest and dividend income	8,691	7,686

Interest expense
Deposits	504	509
FHLB advances	477	474
Total interest expense	981	983

Net interest income	7,710	6,703

Provision for loan losses	—	—

Net interest income after provision for loan losses	7,710	6,703

Non-interest income
Gain on sale of investment securities available for sale, net	—	45
Service charges on deposits	972	885
ATM and debit card interchange transaction fees	700	630
BOLI net earnings	136	136
Gain on sales of loans, net	394	236
Escrow fees	41	43
Servicing income (loss) on loans sold	65	(27)
Other, net	210	175
Total non-interest income, net	2,518	2,123

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2015 and 2014
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Non-interest expense
Salaries and employee benefits	$3,471	$3,396
Premises and equipment	760	725
Advertising	205	188
OREO and other repossessed assets, net	244	76
ATM and debit card interchange transaction fees	322	338
Postage and courier	100	104
State and local taxes	132	118
Professional fees	130	176
Federal Deposit Insurance Corporation ("FDIC") insurance	107	160
Loan administration and foreclosure	29	43
Data processing and telecommunications	450	379
Deposit operations	172	175
Other	357	396
Total non-interest expense	6,479	6,274

Income before federal income taxes	3,749	2,552

Provision for federal income taxes	1,221	825

Net income	$2,528	$1,727

Net income per common share
Basic	$0.37	$0.25
Diluted	$0.36	$0.24

Weighted average common shares outstanding
Basic	6,869,726	6,891,952
Diluted	7,083,864	7,063,540

Dividends paid per common share	$0.12	$0.05

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2015 and 2014
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Comprehensive income
Net income	$2,528	$1,727
Unrealized holding loss on investment securities available for sale, net of income taxes of $6 and $17, respectively.	(12)	(33)
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $5 and $4, respectively	10	8
Total other comprehensive loss, net of income taxes	$(2)	$(25)

Total comprehensive income	$2,526	$1,702

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2015 and the year ended September 30, 2015
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Amount	Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Common Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2014	7,047,336	$10,773	$(1,190)	$73,534	$(339)	$82,778

Repurchase of common stock	(64,788)	(709)	—	—	—	(709)
Net income	—	—	—	8,292	—	8,292
Other comprehensive income	—	—	—	—	26	26
Exercise of stock options	6,300	30	—	—	—	30
Common stock dividends ($0.24 per common share)	—	—	—	(1,693)	—	(1,693)
Earned ESOP shares, net of income taxes	—	72	264	—	—	336
Stock option compensation expense	—	127	—	—	—	127

Balance, September 30, 2015	6,988,848	10,293	(926)	80,133	(313)	89,187

Net income	—	—	—	2,528	—	2,528
Other comprehensive loss	—	—	—	—	(2)	(2)
Exercise of stock options	5,300	42	—	—	—	42
Common stock dividends ($0.12 per common share)	—	—	—	(838)	—	(838)
Earned ESOP shares, net of income taxes	—	26	67	—	—	93
Stock option compensation expense	—	41	—	—	—	41

Balance, December 31, 2015	6,994,148	$10,402	$(859)	$81,823	$(315)	$91,051

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities
Net income	$2,528	$1,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	340	331
Amortization of core deposit intangible ("CDI")	—	3
Earned ESOP shares	67	66
Stock option compensation expense	37	28
Stock option tax effect less excess tax benefit	2	1
Loss (gain) on sales of OREO and other repossessed assets, net	3	(33)
Provision for OREO losses	160	44
Loss on sales/dispositions of premises and equipment, net	3	—
BOLI net earnings	(136)	(136)
Gain on sales of loans, net	(394)	(236)
Increase (decrease) in deferred loan origination fees	(10)	94
Gain on sale of investment securities available for sale, net	—	(45)
Amortization of MSRs	154	232
Loans originated for sale	(10,475)	(8,224)
Proceeds from sales of loans	12,616	8,164
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	750	1,044
Net cash provided by operating activities	5,645	3,060

Cash flows from investing activities
Net increase in CDs held for investment	(2,254)	(2,152)
Proceeds from sale of investment securities available for sale	—	1,220
Proceeds from maturities and prepayments of investment securities available for sale	13	138
Proceeds from maturities and prepayments of investment securities held to maturity	124	124
Redemption of FHLB stock	—	55
Increase in loans receivable, net	(20,253)	(7,715)
Additions to premises and equipment	(78)	(226)
Capitalized improvements to OREO	(142)	—
Proceeds from sales of OREO and other repossessed assets	166	935
Net cash used in investing activities	(22,424)	(7,621)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2015 and 2014
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2015	2014
Cash flows from financing activities
Net increase in deposits	$18,858	$2,870
ESOP tax effect	26	18
Proceeds from exercise of stock options	42	24
Stock option excess tax benefit	2	1
Issuance of common stock	—	1
Payment of dividends	(838)	(352)
Net cash provided by financing activities	18,090	2,562

Net increase (decrease) in cash and cash equivalents	1,311	(1,999)
Cash and cash equivalents
Beginning of period	92,289	72,354
End of period	$93,600	$70,355

Supplemental disclosure of cash flow information
Income taxes paid	$—	$450
Interest paid	971	968

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$—	$74
Other comprehensive loss related to investment securities	(2)	(25)

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 (“2015 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2016.

(b)  Principles of Consolidation:  The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Timberland Bank (“Bank”), and the Bank’s wholly-owned subsidiary, Timberland Service Corporation.   All significant intercompany transactions and balances have been eliminated in consolidation.

(c)  Operating Segment:  The Company has one reportable operating segment which is defined as community banking in western Washington under the operating name, “Timberland Bank.”

(d)  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2015 presentation with no change to net income or total shareholders’ equity as previously reported.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2015 and September 30, 2015 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2015
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$786	$23	$(1)	$808
Private label residential	1,033	850	(5)	1,878
U.S. Treasury and U.S government agency securities	6,005	19	(25)	5,999
Total	$7,824	$892	$(31)	$8,685

Available for sale
MBS:
U.S. government agencies	$374	$28	$(1)	$401
Mutual funds	1,000	—	(39)	961
Total	$1,374	$28	$(40)	$1,362

September 30, 2015
Held to maturity
MBS:
U.S. government agencies	$828	$23	$(1)	$850
Private label residential	1,081	894	(12)	1,963
U.S. Treasury and U.S. government agency securities	6,004	77	—	6,081
Total	$7,913	$994	$(13)	$8,894

Available for sale
MBS:
U.S. government agencies	$387	$34	$—	$421
Mutual funds	1,000	—	(29)	971
Total	$1,387	$34	$(29)	$1,392

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of December 31, 2015 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$106	$—	3	$61	$(1)	4	$167	$(1)
Private label residential	42	—	2	155	(5)	11	197	(5)
U.S. Treasury and U.S. government agency securities	2,964	(25)	1	—	—	—	2,964	(25)
Total	$3,112	$(25)	6	$216	$(6)	15	$3,328	$(31)

Available for sale
MBS:
U.S. government agencies	$—	$—	—	$36	$(1)	1	$36	$(1)
Mutual funds	—	—	—	961	(39)	1	961	(39)
Total	$—	$—	—	$997	$(40)	2	$997	$(40)

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of September 30, 2015 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$49	$—	4	$63	$(1)	5	$112	$(1)
Private label residential	1	—	1	157	(12)	11	158	(12)
Total	$50	$—	5	$220	$(13)	16	$270	$(13)

Available for sale
MBS:
U.S. government agencies	$1	$—	1	$48	$—	2	$49	$—
Mutual funds	—	—	—	971	(29)	1	971	(29)
Total	$1	$—	1	$1,019	$(29)	3	$1,020	$(29)

The Company has evaluated these securities and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of December 31, 2015, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of December 31, 2015 and September 30, 2015:

	Range		Weighted
	Minimum	Maximum	Average
December 31, 2015
Constant prepayment rate	6.00%	15.00%	9.63%
Collateral default rate	0.11%	15.97%	5.33%
Loss severity rate	1.00%	77.00%	40.54%

September 30, 2015
Constant prepayment rate	6.00%	15.00%	11.49%
Collateral default rate	0.16%	14.65%	6.08%
Loss severity rate	3.92%	65.00%	39.83%

The following table presents the OTTI for the three months ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2014
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$—	$—	$—	$—
Adjustment for portion of OTTI recorded as (transfered from) other comprehensive income (loss) before income taxes (1)	—	—	—	—
Net OTTI recognized in earnings (2)	$—	$—	$—	$—

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
Beginning balance of credit loss	$1,576	$1,654
Subtractions:
Realized losses previously recorded as credit losses	(28)	(17)
Ending balance of credit loss	$1,548	$1,637

There was no realized gain on the sale of investment securities for the three months ended December 31, 2015. There was a $45,000 realized gain on the sale of investment securities for the three months ended December 31, 2014. During the three months ended December 31, 2015, the Company recorded a $28,000 net realized loss (as a result of the securities being deemed worthless) on 14 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended December 31, 2014, the Company recorded a $17,000 net realized loss (as a result of the securities being deemed worthless) on 11 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss.

The recorded amount of residential MBS, treasury and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $7,186,000 and $7,249,000 at December 31, 2015 and September 30, 2015, respectively.

The contractual maturities of debt securities at December 31, 2015 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$8	$8
Due after one year to five years	6,006	6,001	—	—
Due after five to ten years	20	20	—	—
Due after ten years	1,798	2,664	366	393
Total	$7,824	$8,685	$374	$401

(3) GOODWILL

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

As of December 31, 2015, management believed that there had been no events or changes in the circumstances since May 31, 2015 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale by portfolio segment consisted of the following at December 31, 2015 and September 30, 2015 (dollars in thousands):

	December 31, 2015		September 30, 2015
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$118,507	17.3%	$119,715	17.8%
Multi-family	47,980	7.0	52,322	7.8
Commercial	295,595	43.1	291,216	43.3
Construction - custom and owner/builder	67,861	9.9	62,954	9.3
Construction - speculative one- to four-family	6,199	0.9	6,668	1.0
Construction - commercial	22,213	3.2	20,728	3.1
Construction - multi-family	20,570	3.0	20,570	3.1
Land	25,258	3.7	26,140	3.9
Total mortgage loans	604,183	88.1	600,313	89.3

Consumer loans:
Home equity and second mortgage	36,057	5.3	34,157	5.0
Other	4,387	0.6	4,669	0.7
Total consumer loans	40,444	5.9	38,826	5.7

Commercial business loans	40,886	6.0	33,763	5.0

Total loans receivable	685,513	100.0%	672,902	100.0%
Less:
Undisbursed portion of construction loans in process	(47,596)		(53,457)
Deferred loan origination fees	(2,183)		(2,193)
Allowance for loan losses	(9,889)		(9,924)
Total loans receivable, net	$625,845		$607,328
________________________
(1)    Includes loans held for sale.

Allowance for Loan Losses
The following tables set forth information for the three months ended December 31, 2015 and 2014 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2015
	Beginning Allowance	Provision for /(Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,480	$(37)	$26	$3	$1,420
Multi-family	392	(19)	—	—	373
Commercial	4,065	(140)	27	—	3,898
Construction – custom and owner/builder	451	104	—	—	555
Construction – speculative one- to four-family	123	(1)	—	—	122
Construction – commercial	426	60	—	—	486
Construction – multi-family	283	22	—	31	336
Land	1,021	(96)	8	6	923
Consumer loans:
Home equity and second mortgage	1,073	42	13	—	1,102
Other	187	(24)	3	1	161
Commercial business loans	423	89	—	1	513
Total	$9,924	$—	$77	$42	$9,889

	Three Months Ended December 31, 2014
	Beginning Allowance	Provision for /(Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,650	$(47)	$118	$19	$1,504
Multi-family	387	(19)	—	—	368
Commercial	4,836	(1,190)	—	—	3,646
Construction – custom and owner/builder	450	10	—	—	460
Construction – speculative one- to four-family	52	(2)	—	—	50
Construction – commercial	78	(50)	—	—	28
Construction – multi-family	25	50	—	—	75
Land	1,434	1,379	4	8	2,817
Consumer loans:
Home equity and second mortgage	879	(67)	11	—	801
Other	176	(17)	1	1	159
Commercial business loans	460	(47)	—	1	414
Total	$10,427	$—	$134	$29	$10,322

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at December 31, 2015 and September 30, 2015 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2015
Mortgage loans:
One- to four-family	$243	$1,177	$1,420	$4,265	$114,242	$118,507
Multi-family	—	373	373	—	47,980	47,980
Commercial	181	3,717	3,898	12,109	283,486	295,595
Construction – custom and owner/builder	—	555	555	—	41,107	41,107
Construction – speculative one- to four-family	—	122	122	—	3,790	3,790
Construction – commercial	—	486	486	—	13,955	13,955
Construction – multi-family	—	336	336	—	10,395	10,395
Land	25	898	923	1,286	23,972	25,258
Consumer loans:
Home equity and second mortgage	361	741	1,102	905	35,152	36,057
Other	23	138	161	34	4,353	4,387
Commercial business loans	—	513	513	73	40,813	40,886
Total	$833	$9,056	$9,889	$18,672	$619,245	$637,917

September 30, 2015
Mortgage loans:
One- to four-family	$307	$1,173	$1,480	$4,291	$115,424	$119,715
Multi-family	16	376	392	4,037	48,285	52,322
Commercial	265	3,800	4,065	12,852	278,364	291,216
Construction – custom and owner/builder	—	451	451	—	36,192	36,192
Construction – speculative one- to four-family	—	123	123	—	3,781	3,781
Construction – commercial	—	426	426	—	12,200	12,200
Construction – multi-family	—	283	283	—	5,290	5,290
Land	37	984	1,021	2,305	23,835	26,140
Consumer loans:
Home equity and second mortgage	362	711	1,073	910	33,247	34,157
Other	24	163	187	36	4,633	4,669
Commercial business loans	—	423	423	—	33,763	33,763
Total	$1,011	$8,913	$9,924	$24,431	$595,014	$619,445

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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2015 and September 30, 2015, there were no loans classified as loss.

The following table lists the loan credit risk grades utilized by the Company that serve as credit quality indicators by portfolio segment at December 31, 2015 and September 30, 2015 (dollars in thousands):

	Loan Grades
December 31, 2015	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$113,704	$223	$982	$3,598	$118,507
Multi-family	44,966	—	3,014	—	47,980
Commercial	275,732	8,313	5,728	5,822	295,595
Construction – custom and owner/builder	40,920	—	—	187	41,107
Construction – speculative one- to four-family	3,790	—	—	—	3,790
Construction – commercial	13,955	—	—	—	13,955
Construction – multi-family	10,395	—	—	—	10,395
Land	21,342	1,065	1,873	978	25,258
Consumer loans:
Home equity and second mortgage	33,776	663	402	1,216	36,057
Other	4,353	—	—	34	4,387
Commercial business loans	40,766	47	—	73	40,886
Total	$603,699	$10,311	$11,999	$11,908	$637,917

September 30, 2015
Mortgage loans:
One- to four-family	$114,402	$653	$1,339	$3,321	$119,715
Multi-family	45,249	—	6,313	760	52,322
Commercial	270,685	8,040	6,803	5,688	291,216
Construction – custom and owner/builder	36,192	—	—	—	36,192
Construction – speculative one- to four-family	3,781	—	—	—	3,781
Construction – commercial	12,200	—	—	—	12,200
Construction – multi-family	5,290	—	—	—	5,290
Land	20,964	1,105	2,078	1,993	26,140
Consumer loans:
Home equity and second mortgage	32,172	664	404	917	34,157
Other	4,631	—	—	38	4,669
Commercial business loans	33,635	49	79	—	33,763
Total	$579,201	$10,511	$17,016	$12,717	$619,445

The following tables present an age analysis of past due status of loans by portfolio segment at December 31, 2015 and September 30, 2015 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2015
Mortgage loans:
One- to four-family	$30	$264	$2,694	$—	$2,988	$115,519	$118,507
Multi-family	—	—	—	—	—	47,980	47,980
Commercial	—	—	1,184	—	1,184	294,411	295,595
Construction – custom and owner/builder	—	—	—	—	—	41,107	41,107
Construction – speculative one- to four- family	—	—	—	—	—	3,790	3,790
Construction – commercial	—	—	—	—	—	13,955	13,955
Construction – multi-family	—	—	—	—	—	10,395	10,395
Land	16	—	546	—	562	24,696	25,258
Consumer loans:
Home equity and second mortgage	54	—	300	285	639	35,418	36,057
Other	—	—	34	—	34	4,353	4,387
Commercial business loans	—	—	73	—	73	40,813	40,886
Total	$100	$264	$4,831	$285	$5,480	$632,437	$637,917

September 30, 2015
Mortgage loans:
One- to four-family	$—	$425	$2,368	$—	$2,793	$116,922	$119,715
Multi-family	—	—	760	—	760	51,562	52,322
Commercial	—	—	1,016	—	1,016	290,200	291,216
Construction – custom and owner/ builder	—	345	—	—	345	35,847	36,192
Construction – speculative one- to four- family	—	—	—	—	—	3,781	3,781
Construction – commercial	—	—	—	—	—	12,200	12,200
Construction – multi-family	—	—	—	—	—	5,290	5,290
Land	15	32	1,558	—	1,605	24,535	26,140
Consumer loans:
Home equity and second mortgage	146	14	303	151	614	33,543	34,157
Other	—	—	35	—	35	4,634	4,669
Commercial business loans	—	—	—	—	—	33,763	33,763
Total	$161	$816	$6,040	$151	$7,168	$612,277	$619,445
______________________
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Impaired Loans
A loan is considered impaired when (based on current information and events) it is probable that the Company will be unable to collect all contractual principal and interest payments when due in accordance with the original or modified terms of the loan agreement.  Impaired loans are measured based on the estimated fair value of the collateral less the estimated cost to sell if the loan is considered collateral dependent.  Impaired loans that are not considered to be collateral dependent are measured based on the present value of expected future cash flows.

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

The following table is a summary of information related to impaired loans by portfolio segment as of December 31, 2015 and for the three months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,903	$2,148	$—	$1,615	$12	$12
Multi-family	—	—	—	380	—	—
Commercial	8,126	9,214	—	7,662	122	96
Land	696	1,119	—	1,155	4	3
Consumer loans:
Home equity and second mortgage	165	382	—	166	—	—
Commercial business loans	73	78	—	37	—	—
Subtotal	10,963	12,941	—	11,015	138	111

With an allowance recorded:
Mortgage loans:
One- to four-family	2,362	—	243	2,666	32	24
Multi-family	—	—	—	1,639	—	—
Commercial	3,983	—	181	4,818	55	43
Land	590	—	25	641	10	8
Consumer loans:
Home equity and second mortgage	740	—	361	743	10	9
Other	34	—	23	35	—	—
Subtotal	7,709	—	833	10,542	107	84

Total:
Mortgage loans:
One- to four-family	4,265	2,148	243	4,281	44	36
Multi-family	—	—	—	2,019	—	—
Commercial	12,109	9,214	181	12,480	177	139
Land	1,286	1,119	25	1,796	14	11
Consumer loans:
Home equity and second mortgage	905	382	361	909	10	9
Other	34	—	23	35	—	—
Commercial business loans	73	78	—	37	—	—
Total	$18,672	$12,941	$833	$21,557	$245	$195
________________________________________________

(1)	For the three months ended December 31, 2015.

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2015 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,321	$1,546	$—	$1,919	$25	$25
Multi-family	760	791	—	570	3	3
Commercial	7,199	8,259	—	9,078	521	412
Construction – custom and owner/builder	—	—	—	118	—	—
Land	1,614	2,150	—	1,028	25	20
Consumer loans:
Home equity and second mortgage	165	381	—	270	—	—
Commercial business loans	—	6	—	—	—	—
Subtotal	11,059	13,133	—	12,983	574	460

With an allowance recorded:
Mortgage loans:
One- to four-family	2,970	2,970	307	3,833	149	112
Multi-family	3,277	3,277	16	3,291	184	137
Commercial	5,653	5,653	265	3,475	202	152
Construction – custom and owner/builder	—	—	—	17	—	—
Land	691	691	37	3,298	32	27
Consumer loans:
Home equity and second mortgage	745	745	362	516	18	15
Other	36	36	24	28	—	—
Subtotal	13,372	13,372	1,011	14,458	585	443
Total:
Mortgage loans:
One- to four-family	4,291	4,516	307	5,752	174	137
Multi-family	4,037	4,068	16	3,861	187	140
Commercial	12,852	13,912	265	12,553	723	564
Construction – custom and owner/builder	—	—	—	135	—	—
Land	2,305	2,841	37	4,326	57	47
Consumer loans:
Home equity and second mortgage	910	1,126	362	786	18	15
Other	36	36	24	28	—	—
Commercial business loans	—	6	—	—	—	—
Total	$24,431	$26,505	$1,011	$27,441	$1,159	$903
______________________________________________
(1) For the year ended September 30, 2015.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2015 and September 30, 2015 (dollars in thousands):

	December 31, 2015	September 30, 2015
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family	$2,694	$2,368
Multi-family	—	760
Commercial	1,184	1,016
Land	546	1,558
Consumer loans:
Home equity and second mortgage	300	303
Other	34	35
Commercial business loans	73	—
Total loans accounted for on a non-accrual basis	4,831	6,040

Accruing loans which are contractually past due 90 days or more	285	151

Total of non-accrual and 90 days past due loans	5,116	6,191

Non-accrual investment securities	891	932

OREO and other repossessed assets, net	7,667	7,854
Total non-performing assets (1)	$13,674	$14,977

Troubled debt restructured loans on accrual status (2)	$7,971	$12,485

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.80%	1.00%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.61%	0.76%

Non-performing assets as a percentage of total assets	1.63%	1.84%

Loans receivable (3)	$635,734	$617,252

Total assets	$837,379	$815,815
___________________________________
(1) Does not include troubled debt restructured loans on accrual status.
(2) Does not include troubled debt restructured loans totaling $1.2 million and $1.2 million reported as non-accrual loans at December 31, 2015 and September 30, 2015, respectively.
(3)  Includes loans held for sale and before the allowance for loan losses.

A troubled debt restructured loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a significant concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amorizations, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $9.20 million and $13.72 million in troubled debt restructured loans included in impaired loans at December 31, 2015 and September 30, 2015, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to troubled debt restructured loans at December 31, 2015 and September 30, 2015 was $332,000 and $310,000, respectively. There were no troubled debt restructured loans which incurred a payment default within 12 months of the restructure date during the three months ended December 31, 2015.

The following tables set forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of December 31, 2015 and September 30, 2015 (dollars in thousands):

	December 31, 2015
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,571	$825	$2,396
Commercial	5,366	—	5,366
Land	740	252	992
Consumer loans:
Home equity and second mortgage	294	152	446
Total	$7,971	$1,229	$9,200

	September 30, 2015
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,929	$826	$2,755
Multi-family	3,277	—	3,277
Commercial	6,237	—	6,237
Land	747	255	1,002
Consumer loans:
Home equity and second mortgage	295	152	447
Total	$12,485	$1,233	$13,718

The following tables set forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the three months ended December 31, 2015 and the year ended September 30, 2015 (dollars in thousands):

December 31, 2015
There were no new troubled debt restructured loans during the three months ended December 31, 2015.

September 30, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	1	$48	$48	$48
Total	1	$48	$48	$48
___________________________

(1)	Modification was a result of a reduction in the stated interest rate.

(5) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At December 31, 2015 and 2014, there were 118,097 and 156,020 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2015 and 2014 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2015	2014
Basic net income per common share computation
Numerator – net income	$2,528	$1,727

Denominator – weighted average common shares outstanding	6,869,726	6,891,952

Basic net income per common share	$0.37	$0.25

Diluted net income per common share computation
Numerator – net income	$2,528	$1,727

Denominator – weighted average shares outstanding	6,869,726	6,891,952
Effect of dilutive stock options (1)	52,985	36,819
Effect of dilutive stock warrant (2)	161,153	134,769
Weighted average common shares and common stock equivalents	7,083,864	7,063,540

Diluted net income per common share	$0.36	$0.24

____________________________________________
(1) For the three months ended December 31, 2015 and 2014, average options to purchase 154,000 and 122,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive.
(2) Represents a warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018.

(6) STOCK COMPENSATION PLANS AND STOCK BASED COMPENSATION

Stock Compensation Plans
Under the Company’s prior stock compensation plans (1999 Stock Option Plan, 2003 Stock Option Plan and 1998 Management Recognition and Development Plan ("MRDP")), the Company was able to grant options and awards for restricted stock for up to a combined total of 2,151,500 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, which was approved by shareholders on January 27, 2015, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant. At December 31, 2015, there were 224,366 shares of restricted stock or options for common shares available for future grant under the 2014 Equity Incentive Plan. At December 31, 2015, there were no options or awards for restricted stock available for future grant under the 1999 Stock Option Plan, the 2003 Stock Option Plan, or the MRDP.

Activity under the Plans for the three months ended December 31, 2015 and 2014 is as follows:

	Three Months Ended December 31, 2015		Three Months Ended December 31, 2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	341,300	$8.73	221,400	$7.49
Exercised	(5,300)	7.88	(5,300)	4.62
Forfeited	(400)	5.86	(200)	4.55
Options outstanding, end of period	335,600	$8.74	215,900	$7.57

Options exercisable, end of period	101,800	$6.75	69,500	$6.18

The aggregate intrinsic value of options outstanding at December 31, 2015 was $1.1 million.

At December 31, 2015, there were 233,800 unvested options with an aggregate grant date fair value of $506,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2015 was $535,000.  There were 28,500 options with an aggregate grant date fair value of $67,000 that vested during the three months ended December 31, 2015.

At December 31, 2014, there were 146,400 unvested options with an aggregate grant date fair value of $363,000. There were 37,700 options with an aggregate grant date fair value of $86,000 that vested during the three months ended December 31, 2014.

Expense for Stock Compensation Plans
Compensation expense during the three months ended December 31, 2015 and 2014 for all stock-based plans was as follows (dollars in thousands):

	Three Months Ended December 31,
	2015	2014
	Stock Options	Stock Options
Compensation expense	$37	$28
Less: related tax benefit recognized	4	2
Total	$41	$30

The compensation expense to be recognized in the future years ending September 30 for stock options that have been awarded as of December 31, 2015 is as follows (dollars in thousands):

Stock Options
Remainder of 2016	$115
2017	146
2018	115
2019	58
2020	36
Total	$470

(7) FAIR VALUE MEASUREMENTS

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2015 and September 30, 2015.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2015 and September 30, 2015. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2015 and September 30, 2015 are as follows (dollars in thousands):

December 31, 2015	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$401	$—	$401
Mutual funds	961	—	—	961
Total	$961	$401	$—	$1,362

September 30, 2015	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities

MBS: U.S. government agencies	$—	$421	$—	$421
Mutual funds	971	—	—	971
Total	$971	$421	$—	$1,392

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2015 and the year ended September 30, 2015.

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

Investment Securities Held to Maturity: The estimated fair value of investment securities held to maturity is based upon the assumptions market participants would use in pricing the investment security.  Such assumptions include quoted market prices (Level 1), market prices of similar securities or observable inputs (Level 2) and unobservable inputs such as dealer quotes, discounted cash flows or similar techniques (Level 3).

OREO and Other Repossessed Assets, net:  The Company’s OREO and other repossessed assets are initially recorded at estimated fair value less estimated costs to sell.  This amount becomes the property’s new basis.  Estimated fair value is generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale.  Estimated costs to sell are based on standard market factors.  The valuation of OREO and other repossessed assets is subject to significant external and internal judgment (Level 3).

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2015 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One-to four-family	$—	$—	$2,119
Commercial	—	—	3,802
Land	—	—	565
Consumer loans:
Home equity and second mortgage	—	—	379
Other			11
Total impaired loans (1)	—	—	6,876
Investment securities – held to maturity (2):
MBS - private label residential	—	13	—
OREO and other repossessed assets (3)	—	—	7,667
Total	$—	$13	$14,543

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2015 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$6,876	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$7,667	Market approach	Lower of appraised value or listing price less selling costs	NA

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2015 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One-to four-family	$—	$—	$2,663
Multi-family	—	—	3,261
Commercial	—	—	5,388
Land	—	—	654
Consumer loans:
Home equity and second mortgage	—	—	383
Other	—	—	12
Total impaired loans (1)	—	—	12,361
Investment securities – held to maturity (2):
MBS - private label residential	—	31	—
OREO and other repossessed assets (3)	—	—	7,854
Total	$—	$31	$20,215

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2015 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$12,361	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$7,854	Market approach	Lower of appraised value or listing price less selling costs	NA

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

Loans Held for Sale:  The estimated fair value is based on quoted market prices obtained from the Federal Home Loan Mortgage Corporation ("Freddie Mac").

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

The estimated fair values of financial instruments were as follows as of December 31, 2015 and September 30, 2015 (dollars in thousands):

	December 31, 2015
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$93,600	$93,600	$93,600	$—	$—
CDs held for investment	50,865	50,865	50,865	—	—
Investment securities	9,186	10,047	3,939	6,108	—
FHLB stock	2,699	2,699	2,699	—	—
Loans receivable, net	624,541	629,594	—	—	629,594
Loans held for sale	1,304	1,353	1,353	—	—
Accrued interest receivable	2,234	2,234	2,234	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	142,279	142,279	142,279	—	—
Interest-bearing	555,491	555,741	402,692	—	153,049
Total deposits	697,770	698,020	544,971	—	153,049
FHLB advances	45,000	46,233	—	46,233	—
Accrued interest payable	299	299	299	—	—

	September 30, 2015
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$92,289	$92,289	$92,289	$—	$—
CDs held for investment	48,611	48,611	48,611	—	—
Investment securities	9,305	10,286	3,996	6,290	—
FHLB stock	2,699	2,699	2,699	—	—
Loans receivable, net	604,277	614,734	—	—	614,734
Loans held for sale	3,051	3,139	3,139	—	—
Accrued interest receivable	2,170	2,170	2,170	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	141,388	141,388	141,388	—	—
Interest-bearing	537,524	538,092	383,419	—	154,673
Total deposits	678,912	679,480	524,807	—	154,673
FHLB advances	45,000	46,742	—	46,742	—
Accrued interest payable	289	289	289	—	—

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

(8) RECENT ACCOUNTING PRONOUNCEMENTS

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of this ASU address the valuation and impairment of certain equity investments along with simplified disclosures about those investments. Equity securities with readily determinable fair values will be treated in the same manner as other financial instruments. The amendments in this ASU are effective for annual periods, and interim periods with those annual periods, beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2015.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 concerning our future operations.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance and projections of financial items.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2015 Form 10-K.

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make are based upon management’s beliefs and assumptions at the time they are made.  We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements.  These risks could cause our actual results for fiscal 2016 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company’s consolidated financial condition and results of operations as well as its stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At December 31, 2015, the Company had total assets of $837.38 million and total shareholders’ equity of $91.05 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

The provision for loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio.

Net income is also affected by non-interest income and non-interest expenses.  For the three month period ended December 31, 2015, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI and other operating income.  Non-interest income is reduced by net OTTI losses on investment securities and losses on the sale of investment securities.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, deposit operation expenses and data processing and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2015 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2015 Form 10-K.

Comparison of Financial Condition at December 31, 2015 and September 30, 2015

The Company’s total assets increased by $21.56 million, or 2.6%, to $837.38 million at December 31, 2015 from $815.82 million at September 30, 2015.  The increase in total assets was primarily due to increases in net loans receivable, CDs held for investment and in cash and cash equivalents. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $18.52 million, or 3.0%, to $625.85 million at December 31, 2015 from $607.33 million at September 30, 2015.  The increase was primarily due to increases in commercial business loans, construction and land development loans, commercial real estate loans and consumer loans. These increases to net loans receivable were partially offset by decreases in multi-family loans and one- to four-family loans.

Total deposits increased by $18.86 million, or 2.8%, to $697.77 million at December 31, 2015 from $678.91 million at September 30, 2015. The increase was primarily a result of increases in money market account and N.O.W. account balances, which were partially offset by a decrease in certificates of deposit account balances.

Shareholders’ equity increased by $1.86 million, or 2.1%, to $91.05 million at December 31, 2015 from $89.19 million at September 30, 2015.  The increase in shareholders' equity was primarily due to net income for the three months ended December 31, 2015, which was partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $3.57 million, or 2.5%, to $144.47 million at December 31, 2015 from $140.90 million at September 30, 2015.  The increase was primarily due to a $1.31 million, or 1.4%, increase in cash and cash equivalents and a $2.25 million, or 4.6%, increase in CDs held for investment.

Investment Securities:  Investment securities decreased by $119,000, or 1.3%, to $9.19 million at December 31, 2015 from $9.31 million at September 30, 2015, primarily due to scheduled amortization and prepayments. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock remained unchanged at $2.70 million at December 31, 2015.

Loans: Net loans receivable increased by $18.52 million, or 3.0%, to $625.85 million at December 31, 2015 from $607.33 million at September 30, 2015.  The increase in the portfolio was primarily a result of a $7.12 million increase in commercial business loans, a $5.92 million increase in construction and land development loans (primarily one- to four-family custom and owner/builder projects and commercial construction projects), a $4.38 million increase in commercial real estate loans and a $1.62 million increase in consumer loans. In addition, there was a $5.86 million decrease in the undisbursed portion of construction loans in process. These increases in net loans receivable were partially offset by a $4.34 million decrease in multi-family loans, a $1.20 million decrease in one- to four-family loans and an $882,000 decrease in land loans.

Loan originations increased $3.67 million, or 7.3%, to $53.76 million for the three months ended December 31, 2015 from $50.09 million for the three months ended December 31, 2014.  The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income.  Sales of fixed rate one- to four-family mortgage loans increased $4.46 million, or 54.7%, to $12.62 million for the three months ended December 31, 2015 compared to $8.16 million for the three months ended December 31, 2014 as more one- to four-family construction loans were completed, converted to permanent financing and then sold in the secondary market.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $265,000, or 1.6%, to $16.59 million at December 31, 2015 from $16.85 million at September 30, 2015.  The decrease was primarily due to normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $187,000, or 2.4%, to $7.67 million at December 31, 2015 from $7.85 million at September 30, 2015. The decrease was primarily due to the disposition of three OREO properties.  At December 31, 2015, total OREO and other repossessed assets consisted of 31 individual properties and one other repossessed asset.  The properties consisted of 18 land parcels totaling $3.39 million, three commercial real estate properties totaling $1.45 million, 10 single-family homes totaling $2.76 million and one mobile home with a book value of $67,000.

Goodwill and CDI:  The recorded amount of goodwill of $5.65 million at December 31, 2015 was unchanged from September 30, 2015.

Deposits: Deposits increased by $18.86 million, or 2.8%, to $697.77 million at December 31, 2015 from $678.91 million at September 30, 2015.  The increase was primarily a result of a $13.73 million increase in money market accounts, a $5.38 million increase in N.O.W. checking accounts, an $891,000 increase in non-interest bearing accounts and a $160,000 increase in savings accounts. These increases were partially offset by a $1.30 million decrease in certificates of deposit accounts.

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 35% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At December 31, 2015, FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in fiscal 2017, which bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at December 31, 2015 and September 30, 2015.

Shareholders’ Equity:  Total shareholders’ equity increased by $1.86 million, or 2.1%, to $91.05 million at December 31, 2015 from $89.19 million at September 30, 2015.  The increase was primarily due to net income of $2.53 million for the three months ended December 31, 2015, which was partially offset by the payment of $838,000 in dividends on the Company's common stock.

During the three months ended December 31, 2015, the Company did not repurchase any shares of its common stock. At December 31, 2015, there were 287,893 shares remaining to be repurchased on the Company's existing stock repurchase plan. For additional information, see Item 2 of Part II of this Form 10-Q.

Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014

Net income increased $801,000, or 46.4%, to $2.53 million for the quarter ended December 31, 2015 from $1.73 million for the quarter ended December 31, 2014. Net income per diluted common share increased $0.12, or 50.0%, to $0.36 for the quarter ended December 31, 2015 from $0.24 for the quarter ended December 31, 2014. The increase in net income was primarily due to increases in net interest income and non-interest income, which were partially offset by an increase in non-interest expense.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $1.01 million, or 15.0%, to $7.71 million for the quarter ended December 31, 2015 from $6.70 million for the quarter ended December 31, 2014.  The net interest margin increased to 4.00% for the quarter ended December 31, 2015 from 3.88% for the quarter ended December 31, 2014, primarily due to an increase in the amount of non-accrual interest collected. The collection of non-accrual interest increased net interest margin by approximately 25 basis points for the quarter ended December 31, 2015 and increased the net interest margin by approximately seven basis points for the quarter ended December 31, 2014.

Total interest and dividend income increased by $1.01 million, or 13.1%, to $8.69 million for the quarter ended December 31, 2015 from $7.69 million for the quarter ended December 31, 2014, primarily due to $79.75 million increase in the average balance of total interest-bearing assets to $771.16 million from $691.41 million and a $350,000 increase in the amount of non-accrual interest collected. During the quarter ended December 31, 2015, a total of $475,000 of non-accrual interest was collected related to the payoff of three non-accrual loans compared to a total of $125,000 collected during the quarter ended December 31, 2014. Total interest expense decreased by $2,000, or 0.2%, to $981,000 for the quarter ended December 31, 2015 from $983,000 for the quarter ended December 31, 2014 as the average rate paid on interest-bearing liabilities decreased to 0.66% for the quarter ended December 31, 2015 from 0.70% for the quarter ended December 31, 2014, and the average balance of interest-bearing liabilities increased by $38.78 million.

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

	Three Months Ended December 31,
	2015			2014
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets: (1)
Loans receivable (2)	$625,558	$8,429	5.16%	$581,820	$7,509	5.16%
Investment securities (2)	8,288	69	3.34	7,071	65	3.68
Dividends from mutual funds and FHLB stock	3,667	22	2.40	6,195	7	0.45
Interest-bearing deposits	133,643	171	0.51	96,326	105	0.43
Total interest-bearing assets	771,156	8,691	4.51	691,412	7,686	4.45
Non-interest-bearing assets	58,204			59,922
Total assets	$829,360			$751,334

Interest-bearing liabilities:
Savings accounts	$110,356	15	0.05	$96,653	12	0.05
Money market accounts	104,377	80	0.30	90,263	62	0.27
N.O.W. checking accounts	179,611	113	0.25	159,498	111	0.28
Certificates of deposit	153,866	296	0.76	163,016	324	0.79
Long-term borrowings (3)	45,000	477	4.21	45,000	474	4.18
Total interest-bearing liabilities	593,210	981	0.66	554,430	983	0.70
Non-interest-bearing deposits	142,518			110,976
Other liabilities	3,788			2,629
Total liabilities	739,516			668,035
Shareholders' equity	89,844			83,299
Total liabilities and
shareholders' equity	$829,360			$751,334

Net interest income		$7,710			$6,703

Interest rate spread			3.85%			3.75%
Net interest margin (4)			4.00%			3.88%
Ratio of average interest-bearing assets to average interest-bearing liabilities			130.00%			124.71%

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

	Three months ended December 31, 2015 compared to three months ended December 31, 2014 increase (decrease) due to
	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable (1)	$340	$580	$920
Investment securities	(6)	10	4
Dividends from mutual funds and FHLB stock	19	(4)	15
Interest-bearing deposits	20	46	66
Total net increase in income on interest-bearing assets	373	632	1,005

Interest-bearing liabilities:
Savings accounts	1	2	3
N.O.W. checking accounts	(11)	13	2
Money market accounts	7	11	18
Certificates of deposit accounts	(10)	(18)	(28)
Long term FHLB borrowings	3	—	3
Total net increase (decrease) in expense on interest-bearing liabilities	(10)	8	(2)

Net increase in net interest income	$382	$625	$1,007
(1) Includes loans originated for sale.

Allowance for Loan Losses:  There was no provision for loan losses for the quarters ended December 31, 2015 and 2014, as improved credit quality measures have been sufficient to cover reserves for loan growth, as well as changes in the mix of loans. The non-performing assets to total assets ratio improved to 1.63% at December 31, 2015 from 2.68% one year ago. Non-accrual loans decreased 20% to $4.8 million at December 31, 2015, from $6.0 million at September 30, 2015 and decreased 55% from $10.8 million at December 31, 2014. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased 24% to $5.5 million at December 31, 2015, from $7.2 million at September 30, 2015 and decreased 57% from $12.8 million one year ago.  There were net charge-offs for the quarter ended December 31, 2015 of $35,000 compared to net charge-offs of $105,000 for the quarter ended December 31, 2014.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $9.89 million at December 31, 2015 (1.56% of loans receivable and loans held for sale and 193% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at

December 31, 2015 was$833,000 compared to $2.59 million at December 31, 2014.  The allowance for loan losses was $10.75 million (1.90% of loans receivable and loans held for sale and 75% of non-performing loans) at December 31, 2014.

While management believes the estimates and assumptions used in its determination of the adequacy of the allowance are reasonable, there can be no assurance that such estimates and assumptions will not be proved incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact the Company’s consolidated financial condition and results of operations.  In addition, the determination of the amount of the Company’s allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the establishment of additional reserves based upon their analysis of information available to them at the time of their examination. Any material increase in the allowance for loan losses would adversely affect the Company’s consolidated financial condition and results of operations.  For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $395,000, or 18.6%, to $2.52 million for the quarter ended December 31, 2015 from $2.12 million for the quarter ended December 31, 2014. The increase in non-interest income was primarily due to a $158,000 increase in gain on sales of loans, a $92,000 increase in servicing income on loans sold, an $87,000 increase in services charges on deposits and a $70,000 increase in ATM and debit card interchange transaction fees. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one-to four-family loans sold during the current quarter. The increase in service charges on deposits was primarily due to increased service charges related to commercial business accounts. The increase in servicing income on loans sold was primarily due to a decrease in the amortization of mortgage servicing rights, which offsets the servicing income received. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions.

Non-interest Expense:  Total non-interest expense increased by $205,000, or 3.3%, to $6.48 million for the quarter ended December 31, 2015 from $6.27 million for the quarter ended December 31, 2014.  The increased expenses were primarily due to a $168,000 increase in OREO and other repossessed assets expense, a $75,000 increase salaries and employee benefit expense and smaller increases in several other categories. These increases were partially offset by decreases in FDIC insurance expense and professional fees. The increase in OREO and other repossessed assets expense was primarily due to fair value write-downs on several properties. The increase in salaries and employee benefits was primarily due to annual salary adjustments and the hiring of additional lending personnel. The decrease in FDIC insurance expense was primarily due to a decrease in the Bank's assessment rates. The decrease in the professional fees was primarily due to the recovery of legal fees associated with several non-accrual loans that were paid off during the quarter.

Provision for Federal Income Taxes: The provision for federal income taxes increased by $396,000, or 48.0%, to $1.22 million for the quarter ended December 31, 2015 from $825,000 for the quarter ended December 31, 2014, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 32.57% for the quarter ended December 31, 2015 and 32.33% for the quarter ended December 31, 2014.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2015, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 20.57%.

The Company’s total cash and cash equivalents, CDs held for investment and investment securities increased by $3.44 million, or 2.29%, to $153.65 million at December 31, 2015 from $150.21 million at September 30, 2015. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2015, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $18.00 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At December 31, 2015, the Bank had $45.00 million in advances outstanding and $18.00 million pledged under the LOC, which left $205.56 million available for additional borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At December 31, 2015, the Bank had $42.81 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At December 31, 2015, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At December 31, 2015, the Bank had loan commitments totaling $60.76 million and undisbursed construction loans in process totaling $47.60 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from December 31, 2015 totaled $91.93 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At December 31, 2015, the Bank had $3.20 million in brokered CDs.

Capital Resources

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

The new minimum requirements include a ratio of CET1 capital to total risk-weighted assets (the "CET1 risk-based ratio") of 4.5%, a ratio of Tier 1 capital to total risk-weighted assets of 6.0%, a ratio of total capital to total risk-weighted assets of 8.0% and a Tier 1 leverage ratio (the ratio of Tier 1 capital to average total consolidated assets) of 4.0%. In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented in January 2019.

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

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based ratio of 6.5% (new), a ratio of Tier 1 capital to total risk-weighted assets of 8.0% (increased from 6.0%), a ratio of total capital to total risk-weighted assets of 10.0% (unchanged) and a Tier 1 leverage capital ratio of 5.0% (unchanged). At December 31, 2015, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at December 31, 2015 under the regulations of the FDIC.

The following table compares the Bank’s actual capital amounts at December 31, 2015 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$84,210	10.22%	$32,971	4.00%	$41,214	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	84,210	13.45	28,166	4.50	40,684	6.50

Tier 1 capital	84,210	13.45	37,555	6.00	50,073	8.00

Total capital	92,062	14.71	50,073	8.00	62,591	10.00

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2015, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2015 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$87,112	10.56%

Risk-based Capital Ratios:
Common equity tier 1 capital	87,112	13.91

Tier 1 capital	87,112	13.91

Total capital	94,966	15.17

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2015	2014
PERFORMANCE RATIOS:
Return on average assets (1)	1.22%	0.92%
Return on average equity (1)	11.26%	8.29%
Net interest margin (1)	4.00%	3.88%
Efficiency ratio	63.35%	71.09%

	At December 31, 2015	At September 30, 2015	At December 31, 2014
BOOK VALUES:
Book value per common share	$13.02	$12.76	$11.95
Tangible book value per common share (2)	12.21	11.95	11.15
______________________

(1)	Annualized

(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2015.

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

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s
2015 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth the shares repurchased by the Company during quarter ended December 31, 2015:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
10/1/2015 - 10/31/2015	—	$—	—	287,893
11/1/2015 - 11/30/2015	—	—	—	287,893
12/1/2015 - 12/31/2015	—	—	—	287,893
Total	—	$—	—	287,893

(1) On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of December 31, 2015, a total of 64,788 shares had been repurchased at an average price of $10.94 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: February 9, 2016	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2016	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise not subject to liability under those sections.