Form 10-Q
period 2016-03-31
TIMBERLAND BANCORP INC
filed 2016-05-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT MAY 5, 2016
Common stock, $.01 par value	6,936,068

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2016 and September 30, 2015
(Dollars in thousands, except per share amounts)

	March 31, 2016	September 30, 2015
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$17,121	$14,014
Interest-bearing deposits in banks	92,908	78,275
Total cash and cash equivalents	110,029	92,289

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	52,524	48,611
Investment securities held to maturity, at amortized cost (estimated fair value $8,628 and $8,894)	7,743	7,913
Investment securities available for sale	1,365	1,392
Federal Home Loan Bank (“FHLB”) stock	2,804	2,699
Loans held for sale	1,584	3,051

Loans receivable	632,894	614,201
Less: Allowance for loan losses	(10,043)	(9,924)
Net loans receivable	622,851	604,277

Premises and equipment, net	16,355	16,854
Other real estate owned (“OREO”) and other repossessed assets, net	5,458	7,854
Accrued interest receivable	2,232	2,170
Bank owned life insurance (“BOLI”)	18,443	18,170
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,488	1,478
Other assets	3,436	3,407
Total assets	$851,962	$815,815

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$148,980	$141,388
Interest-bearing	563,058	537,524
Total deposits	712,038	678,912

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	2,662	2,716
Total liabilities	759,700	726,628
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2016 and September 30, 2015
(Dollars in thousands, except per share amounts)

	March 31, 2016	September 30, 2015
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; 50,000,000 shares authorized; 6,933,068 shares issued and outstanding - March 31, 2016 6,988,848 shares issued and outstanding - September 30, 2015	9,698	10,293
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(793)	(926)
Retained earnings	83,643	80,133
Accumulated other comprehensive loss	(286)	(313)
Total shareholders’ equity	92,262	89,187
Total liabilities and shareholders’ equity	$851,962	$815,815
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2016 and 2015
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Interest and dividend income
Loans receivable and loans held for sale	$8,306	$7,352	$16,735	$14,861
Investment securities	74	55	143	120
Dividends from mutual funds and FHLB stock	39	6	61	13
Interest-bearing deposits in banks and CDs	231	114	402	219
Total interest and dividend income	8,650	7,527	17,341	15,213

Interest expense
Deposits	507	495	1,012	1,004
FHLB advances	472	465	948	940
Total interest expense	979	960	1,960	1,944

Net interest income	7,671	6,567	15,381	13,269

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	7,671	6,567	15,381	13,269

Non-interest income
Other than temporary impairment (“OTTI”) on investment securities	(24)	—	(24)	—
Adjustment for portion of OTTI (transferred from) recorded as other comprehensive income (loss) before income taxes	1	(1)	1	(1)
Net OTTI on investment securities	(23)	(1)	(23)	(1)
Gain on sale of investment securities available for sale, net	—	—	—	45
Service charges on deposits	937	852	1,909	1,737
ATM and debit card interchange transaction fees	710	643	1,409	1,273
BOLI net earnings	137	131	273	268
Gain on sales of loans, net	393	348	787	584
Escrow fees	49	56	89	98
Servicing income (loss) on loans sold	55	(12)	120	(40)
Other, net	255	197	467	374
Total non-interest income, net	2,513	2,214	5,031	4,338

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2016 and 2015
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Non-interest expense
Salaries and employee benefits	$3,466	$3,284	$6,936	$6,680
Premises and equipment	771	751	1,531	1,476
Advertising	193	173	398	361
OREO and other repossessed assets, net	195	349	438	425
ATM and debit card interchange transaction fees	331	255	653	593
Postage and courier	110	114	211	218
State and local taxes	138	119	270	236
Professional fees	117	223	247	399
Federal Deposit Insurance Corporation ("FDIC") insurance	127	148	234	308
Loan administration and foreclosure	95	76	124	119
Data processing and telecommunications	474	471	924	850
Deposit operations	234	219	406	395
Other	378	472	735	868
Total non-interest expense	6,629	6,654	13,107	12,928

Income before federal income taxes	3,555	2,127	7,305	4,679

Provision for federal income taxes	1,175	676	2,397	1,501

Net income	$2,380	$1,451	$4,908	$3,178

Net income per common share
Basic	$0.35	$0.21	$0.72	$0.46
Diluted	$0.34	$0.21	$0.69	$0.45

Weighted average common shares outstanding
Basic	6,846,527	6,898,192	6,858,190	6,895,038
Diluted	7,080,005	7,071,792	7,081,945	7,067,621

Dividends paid per common share	$0.08	$0.06	$0.20	$0.11

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Comprehensive income
Net income	$2,380	$1,451	$4,908	$3,178
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $6, $4, ($1) and $2, respectively	11	8	(1)	5
Reclassification adjustment for gain on sale of investment securities available for sale included in net income, net of income taxes of $0, $0, $0 and ($15), respectively.	—	—	—	(30)
Change in OTTI on investment securities held to maturity, net of income taxes:
Additional amount recovered related to credit loss for which OTTI was previously recognized, net of income taxes of $6, $1, $7 and $1, respectively	12	1	12	1
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of ($1), $1, ($1) and $1, respectively	(1)	1	(1)	1
Accretion of OTTI on investment securities held to maturity, net of income taxes of $4, $4, $9, and $8, respectively	7	7	17	15
Total other comprehensive income (loss), net of income taxes	$29	$17	$27	$(8)

Total comprehensive income	$2,409	$1,468	$4,935	$3,170

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2016 and 2015
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Amount	Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Common Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2014	7,047,336	$10,773	$(1,190)	$73,534	$(339)	$82,778
Net income	—	—	—	3,178	—	3,178
Other comprehensive loss	—	—	—	—	(8)	(8)
Exercise of stock options	5,300	25	—	—	—	25
Common stock dividends ($0.11 per common share)	—	—	—	(775)	—	(775)
Earned ESOP shares, net of income taxes	—	36	132	—	—	168
Stock option compensation expense	—	58	—	—	—	58
Balance, March 31, 2015	7,052,636	10,892	(1,058)	75,937	(347)	85,424

Balance, September 30, 2015	6,988,848	10,293	(926)	80,133	(313)	89,187
Repurchase of common stock	(66,000)	(820)	—	—	—	(820)
Net income	—	—	—	4,908	—	4,908
Other comprehensive income	—	—	—	—	27	27
Exercise of stock options	10,220	86	—	—	—	86
Common stock dividends ($0.20 per common share)	—	—	—	(1,398)	—	(1,398)
Earned ESOP shares, net of income taxes	—	55	133	—	—	188
Stock option compensation expense	—	84	—	—	—	84
Balance, March 31, 2016	6,933,068	$9,698	$(793)	$83,643	$(286)	$92,262

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2016 and 2015
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$4,908	$3,178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	673	669
Amortization of core deposit intangible ("CDI")	—	3
Earned ESOP shares	133	132
Stock option compensation expense	75	56
Stock option tax effect less excess tax benefit	5	1
Gain on sales of OREO and other repossessed assets, net	(13)	(127)
Provision for OREO losses	301	405
Loss on sales/dispositions of premises and equipment, net	3	—
BOLI net earnings	(273)	(268)
Gain on sales of loans, net	(787)	(584)
Increase (decrease) in deferred loan origination fees	(145)	147
Net OTTI on investment securities	23	1
Gain on sale of investment securities available for sale, net	—	(45)
Amortization of MSRs	295	40
Loans originated for sale	(24,305)	(21,696)
Proceeds from sales of loans	26,559	20,927
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(514)	524
Net cash provided by operating activities	6,938	3,363

Cash flows from investing activities
Net increase in CDs held for investment	(3,913)	(6,023)
Proceeds from sale of investment securities available for sale	—	1,220
Proceeds from maturities and prepayments of investment securities available for sale	27	159
Proceeds from maturities and prepayments of investment securities held to maturity	238	243
Purchase of FHLB stock	(105)	—
Redemption of FHLB stock	—	111
Increase in loans receivable, net	(18,505)	(17,955)
Additions to premises and equipment	(177)	(412)
Capitalized improvements to OREO	(142)	—
Proceeds from sales of OREO and other repossessed assets	2,326	1,589
Net cash used in investing activities	(20,251)	(21,068)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2016 and 2015
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2016	2015
Cash flows from financing activities
Net increase in deposits	$33,126	$28,157
ESOP tax effect	55	36
Proceeds from exercise of stock options	86	24
Stock option excess tax benefit	4	1
Issuance of common stock	—	1
Repurchase of common stock	(820)	—
Payment of dividends	(1,398)	(775)
Net cash provided by financing activities	31,053	27,444

Net increase in cash and cash equivalents	17,740	9,739
Cash and cash equivalents
Beginning of period	92,289	72,354
End of period	$110,029	$82,093

Supplemental disclosure of cash flow information
Income taxes paid	$2,280	$1,560
Interest paid	1,938	1,937

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$76	$641
Other comprehensive loss related to investment securities	27	(8)

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 (“2015 Form 10-K”).  The unaudited consolidated results of operations for the six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2016.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2016 presentation with no change to net income or total shareholders’ equity as previously reported.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of March 31, 2016 and September 30, 2015 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2016
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$745	$21	$(1)	$765
Private label residential	993	799	(6)	1,786
U.S. Treasury and U.S government agency securities	6,005	72	—	6,077
Total	$7,743	$892	$(7)	$8,628

Available for sale
MBS:
U.S. government agencies	$361	$30	$—	$391
Mutual funds	1,000	—	(26)	974
Total	$1,361	$30	$(26)	$1,365

September 30, 2015
Held to maturity
MBS:
U.S. government agencies	$828	$23	$(1)	$850
Private label residential	1,081	894	(12)	1,963
U.S. Treasury and U.S. government agency securities	6,004	77	—	6,081
Total	$7,913	$994	$(13)	$8,894

Available for sale
MBS:
U.S. government agencies	$387	$34	$—	$421
Mutual funds	1,000	—	(29)	971
Total	$1,387	$34	$(29)	$1,392

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of March 31, 2016 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$91	$—	2	$59	$(1)	4	$150	$(1)
Private label residential	40	(1)	3	163	(5)	12	203	(6)
Total	$131	$(1)	5	$222	$(6)	16	$353	$(7)

Available for sale
Mutual funds	$—	$—	—	$974	$(26)	1	$974	$(26)
Total	$—	$—	—	$974	$(26)	1	$974	$(26)

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

The Company has evaluated these securities and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of March 31, 2016, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of March 31, 2016 and September 30, 2015:

	Range		Weighted
	Minimum	Maximum	Average
March 31, 2016
Constant prepayment rate	6.00%	15.00%	9.16%
Collateral default rate	0.24%	17.64%	5.70%
Loss severity rate	7.00%	77.00%	41.97%

September 30, 2015
Constant prepayment rate	6.00%	15.00%	11.49%
Collateral default rate	0.16%	14.65%	6.08%
Loss severity rate	3.92%	65.00%	39.83%

The following table presents the OTTI for the three and six months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$(24)	$—	$—	$—
Adjustment for portion of OTTI recorded as (transfered from) other comprehensive income (loss) before income taxes (1)	1	—	(1)	—
Net OTTI recognized in earnings (2)	$(23)	$—	$(1)	$—

	Six Months Ended March 31, 2016		Six Months Ended March 31, 2015
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$(24)	$—	$—	$—
Adjustment for portion recorded as (transferred from) other comprehensive income (loss) before income taxes (1)	1	—	(1)	—
Net OTTI recognized in earnings (2)	$(23)	$—	$(1)	$—

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the six months ended March 31, 2016 and 2015 (dollars in thousands):

	Six Months Ended March 31,
	2016	2015
Beginning balance of credit loss	$1,576	$1,654
Additions:
Credit losses for which OTTI was not previously recognized	—	1
Additional increases to the amount related to credit loss for which OTTI was previously recognized	20	—
Subtractions:
Realized losses previously recorded as credit losses	(59)	(38)
Ending balance of credit loss	$1,537	$1,617

There was no realized gain on the sale of investment securities for the three and six months ended March 31, 2016. There was no realized gain on the sale of investment securities for the three months ended March 31, 2015 and there was a $45,000 realized gain on the sale of investment securities for the six months ended March 31, 2015. During the three months ended March 31, 2016, the Company recorded a $35,000 net realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS, of which $32,000 had been recognized previously as a credit loss. During the six months ended March 31, 2016 the Company recorded a $63,000 net realized loss (as a result of securities being deemed worthless) on 15 held to maturity residential MBS, of which $59,000 had been previously recognized as a credit loss. During the three months ended March 31, 2015, the Company recorded a $21,000 net realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the six months ended March 31, 2015, the Company recorded a $38,000 net realized loss (as a result of securities being deemed worthless) on 14 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss.

The recorded amount of residential MBS, treasury and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $7.14 million and $7.25 million at March 31, 2016 and September 30, 2015, respectively.

The contractual maturities of debt securities at March 31, 2016 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$5	$6
Due after one year to five years	6,005	6,077	—	—
Due after five to ten years	22	23	—	—
Due after ten years	1,716	2,528	356	385
Total	$7,743	$8,628	$361	$391

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

As of March 31, 2016, management believed that there had been no events or changes in the circumstances since May 31, 2015 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale by portfolio segment consisted of the following at March 31, 2016 and September 30, 2015 (dollars in thousands):

	March 31, 2016		September 30, 2015
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family	$117,465	17.3%	$116,664	17.4%
Multi-family	42,666	6.3	52,322	7.8
Commercial	290,817	42.8	291,216	43.5
Construction - custom and owner/builder	69,817	10.3	62,954	9.4
Construction - speculative one- to four-family	6,384	0.9	6,668	1.0
Construction - commercial	22,487	3.3	20,728	3.1
Construction - multi-family	20,570	3.0	20,570	3.1
Land	24,322	3.6	26,140	3.9
Total mortgage loans	594,528	87.5	597,262	89.2

Consumer loans:
Home equity and second mortgage	37,144	5.5	34,157	5.1
Other	4,380	0.6	4,669	0.7
Total consumer loans	41,524	6.1	38,826	5.8

Commercial business loans	43,355	6.4	33,763	5.0

Total loans receivable	679,407	100.0%	669,851	100.0%
Less:
Undisbursed portion of construction loans in process	44,465		53,457
Deferred loan origination fees	2,048		2,193
Allowance for loan losses	10,043		9,924
	56,556		65,574
Loans receivable, net	622,851		604,277
Loans held for sale (one- to four-family)	1,584		3,051
Total loans receivable and loans held for sale, net	$624,435		$607,328

Allowance for Loan Losses
The following tables set forth information for the three and six months ended March 31, 2016 and 2015 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended March 31, 2016
	Beginning Allowance	Provision for /(Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,420	$(147)	$(2)	$52	$1,323
Multi-family	373	(58)	—	—	315
Commercial	3,898	239	(54)	—	4,083
Construction – custom and owner/builder	555	(13)	—	—	542
Construction – speculative one- to four-family	122	(28)	—	2	96
Construction – commercial	486	131	—	—	617
Construction – multi-family	336	(77)	—	150	409
Land	923	24	—	7	954
Consumer loans:
Home equity and second mortgage	1,102	(81)	—	—	1,021
Other	161	3	(2)	—	162
Commercial business loans	513	7	—	1	521
Total	$9,889	$—	$(58)	$212	$10,043

	Six Months Ended March 31, 2016
	Beginning Allowance	Provision for /(Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,480	$(184)	$(28)	$55	$1,323
Multi-family	392	(77)	—	—	315
Commercial	4,065	99	(81)	—	4,083
Construction – custom and owner/builder	451	91	—	—	542
Construction – speculative one- to four-family	123	(29)	—	2	96
Construction – commercial	426	191	—	—	617
Construction – multi-family	283	(55)	—	181	409
Land	1,021	(72)	(8)	13	954
Consumer loans:
Home equity and second mortgage	1,073	(39)	(13)	—	1,021
Other	187	(21)	(5)	1	162
Commercial business loans	423	96	—	2	521
Total	$9,924	$—	$(135)	$254	$10,043

	Three Months Ended March 31, 2015
	Beginning Allowance	Provision for /(Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,504	$24	$(39)	$107	$1,596
Multi-family	368	(66)	—	—	302
Commercial	3,646	(45)	—	—	3,601
Construction – custom and owner/builder	460	15	—	—	475
Construction – speculative one- to four-family	50	14	—	—	64
Construction – commercial	28	9	—	—	37
Construction – multi-family	75	54	—	—	129
Land	2,817	(67)	—	3	2,753
Consumer loans:
Home equity and second mortgage	801	5	(9)	—	797
Other	159	34	(4)	1	190
Commercial business loans	414	23	—	1	438
Total	$10,322	$—	$(52)	$112	$10,382

	Six Months Ended March 31, 2015
	Beginning Allowance	Provision for /(Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,650	$(23)	$(157)	$126	$1,596
Multi-family	387	(85)	—	—	302
Commercial	4,836	(1,235)	—	—	3,601
Construction – custom and owner/builder	450	25	—	—	475
Construction – speculative one- to four-family	52	12	—	—	64
Construction – commercial	78	(41)	—	—	37
Construction – multi-family	25	104	—	—	129
Land	1,434	1,312	(4)	11	2,753
Consumer loans:
Home equity and second mortgage	879	(62)	(20)	—	797
Other	176	17	(5)	2	190
Commercial business loans	460	(24)	—	2	438
Total	$10,427	$—	$(186)	$141	$10,382

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at March 31, 2016 and September 30, 2015 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2016
Mortgage loans:
One- to four-family	$120	$1,203	$1,323	$2,930	$114,535	$117,465
Multi-family	—	315	315	—	42,666	42,666
Commercial	412	3,671	4,083	11,977	278,840	290,817
Construction – custom and owner/builder	—	542	542	—	41,312	41,312
Construction – speculative one- to four-family	—	96	96	—	2,956	2,956
Construction – commercial	—	617	617	—	16,902	16,902
Construction – multi-family	—	409	409	—	13,623	13,623
Land	57	897	954	1,185	23,137	24,322
Consumer loans:
Home equity and second mortgage	259	762	1,021	1,015	36,129	37,144
Other	16	146	162	33	4,347	4,380
Commercial business loans	—	521	521	—	43,355	43,355
Total	$864	$9,179	$10,043	$17,140	$617,802	$634,942

September 30, 2015
Mortgage loans:
One- to four-family	$307	$1,173	$1,480	$4,291	$112,373	$116,664
Multi-family	16	376	392	4,037	48,285	52,322
Commercial	265	3,800	4,065	12,852	278,364	291,216
Construction – custom and owner/builder	—	451	451	—	36,192	36,192
Construction – speculative one- to four-family	—	123	123	—	3,781	3,781
Construction – commercial	—	426	426	—	12,200	12,200
Construction – multi-family	—	283	283	—	5,290	5,290
Land	37	984	1,021	2,305	23,835	26,140
Consumer loans:
Home equity and second mortgage	362	711	1,073	910	33,247	34,157
Other	24	163	187	36	4,633	4,669
Commercial business loans	—	423	423	—	33,763	33,763
Total	$1,011	$8,913	$9,924	$24,431	$591,963	$616,394

The following tables present an age analysis of past due status of loans by portfolio segment at March 31, 2016 and September 30, 2015 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2016
Mortgage loans:
One- to four-family	$—	$—	$1,365	$—	$1,365	$116,100	$117,465
Multi-family	—	—	—	—	—	42,666	42,666
Commercial	—	—	1,129	—	1,129	289,688	290,817
Construction – custom and owner/builder	—	—	—	—	—	41,312	41,312
Construction – speculative one- to four- family	—	—	—	—	—	2,956	2,956
Construction – commercial	—	—	—	—	—	16,902	16,902
Construction – multi-family	—	—	—	—	—	13,623	13,623
Land	64	—	451	—	515	23,807	24,322
Consumer loans:
Home equity and second mortgage	29	48	413	135	625	36,519	37,144
Other	—	—	33	—	33	4,347	4,380
Commercial business loans	—	—	—	—	—	43,355	43,355
Total	$93	$48	$3,391	$135	$3,667	$631,275	$634,942

September 30, 2015
Mortgage loans:
One- to four-family	$—	$425	$2,368	$—	$2,793	$113,871	$116,664
Multi-family	—	—	760	—	760	51,562	52,322
Commercial	—	—	1,016	—	1,016	290,200	291,216
Construction – custom and owner/ builder	—	345	—	—	345	35,847	36,192
Construction – speculative one- to four- family	—	—	—	—	—	3,781	3,781
Construction – commercial	—	—	—	—	—	12,200	12,200
Construction – multi-family	—	—	—	—	—	5,290	5,290
Land	15	32	1,558	—	1,605	24,535	26,140
Consumer loans:
Home equity and second mortgage	146	14	303	151	614	33,543	34,157
Other	—	—	35	—	35	4,634	4,669
Commercial business loans	—	—	—	—	—	33,763	33,763
Total	$161	$816	$6,040	$151	$7,168	$609,226	$616,394
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At March 31, 2016 and September 30, 2015, there were no loans classified as loss.

The following tables list the loan credit risk grades utilized by the Company that serve as credit quality indicators by portfolio segment at March 31, 2016 and September 30, 2015 (dollars in thousands):

	Loan Grades
March 31, 2016	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$113,311	$722	$668	$2,764	$117,465
Multi-family	40,844	—	1,822	—	42,666
Commercial	271,130	8,266	5,686	5,735	290,817
Construction – custom and owner/builder	41,125	—	—	187	41,312
Construction – speculative one- to four-family	2,956	—	—	—	2,956
Construction – commercial	16,902	—	—	—	16,902
Construction – multi-family	13,623	—	—	—	13,623
Land	20,502	1,058	1,887	875	24,322
Consumer loans:
Home equity and second mortgage	34,796	626	710	1,012	37,144
Other	4,347	—	—	33	4,380
Commercial business loans	43,310	45	—	—	43,355
Total	$602,846	$10,717	$10,773	$10,606	$634,942

September 30, 2015
Mortgage loans:
One- to four-family	$111,351	$653	$1,339	$3,321	$116,664
Multi-family	45,249	—	6,313	760	52,322
Commercial	270,685	8,040	6,803	5,688	291,216
Construction – custom and owner/builder	36,192	—	—	—	36,192
Construction – speculative one- to four-family	3,781	—	—	—	3,781
Construction – commercial	12,200	—	—	—	12,200
Construction – multi-family	5,290	—	—	—	5,290
Land	20,964	1,105	2,078	1,993	26,140
Consumer loans:
Home equity and second mortgage	32,172	664	404	917	34,157
Other	4,631	—	—	38	4,669
Commercial business loans	33,635	49	79	—	33,763
Total	$576,150	$10,511	$17,016	$12,717	$616,394

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

The following table is a summary of information related to impaired loans by portfolio segment as of March 31, 2016 and for the three and six months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,365	$1,435	$—	$1,634	$1,531	$6	$18	$6	$18
Multi-family	—	—	—	—	253	—	—	—	—
Commercial	8,207	9,348	—	8,167	7,844	112	234	88	184
Land	600	1,009	—	648	970	4	8	3	6
Consumer loans:
Home equity and second mortgage	280	485	—	223	204	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Commercial business loans	—	3	—	37	24	—	—	—	—
Subtotal	10,452	12,280	—	10,709	10,826	122	260	97	208

With an allowance recorded:
Mortgage loans:
One- to four-family	1,565	1,565	120	1,964	2,299	31	63	23	47
Multi-family	—	—	—	—	1,092	—	—	—	—
Commercial	3,770	3,770	412	3,877	4,469	59	113	46	88
Land	585	585	57	588	622	10	20	8	16
Consumer loans:
Home equity and second mortgage	735	735	259	737	740	10	21	9	19
Other	33	33	16	34	34	—	—	—	—
Commercial business loans	—	—	—		—	—	—	—	—
Subtotal	6,688	6,688	864	7,200	9,256	110	217	86	170

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)

Total:
Mortgage loans:
One- to four-family	$2,930	$3,000	$120	$3,598	$3,830	$37	$81	$29	$65
Multi-family	—	—	—	—	1,345	—	—	—	—
Commercial	11,977	13,118	412	12,044	12,313	171	347	134	272
Land	1,185	1,594	57	1,236	1,592	14	28	11	22
Consumer loans:
Home equity and second mortgage	1,015	1,220	259	960	944	10	21	9	19
Other	33	33	16	34	34	—	—	—	—
Commercial business loans	—	3	—	37	24	—	—	—	—
Total	$17,140	$18,968	$864	$17,909	$20,082	$232	$477	$183	$378
________________________________________________

(1)	For the three months ended March 31, 2016.

(2)	For the six months ended March 31, 2016.

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
______________________________________________
(1) For the year ended September 30, 2015.

A troubled debt restructured loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a significant concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amorizations, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $8.46 million and $13.72 million in troubled debt restructured loans included in impaired loans at March 31, 2016 and September 30, 2015, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to troubled debt restructured loans at March 31, 2016 and September 30, 2015 was $525,000 and $310,000, respectively. There were no troubled debt restructured loans which incurred a payment default within 12 months of the restructure date during the six months ended March 31, 2016.

The following tables set forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of March 31, 2016 and September 30, 2015 (dollars in thousands):

	March 31, 2016
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,565	$127	$1,692
Commercial	5,331	—	5,331
Land	734	253	987
Consumer loans:
Home equity and second mortgage	293	152	445
Total	$7,923	$532	$8,455

	September 30, 2015
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,929	$826	$2,755
Multi-family	3,277	—	3,277
Commercial	6,237	—	6,237
Land	747	255	1,002
Consumer loans:
Home equity and second mortgage	295	152	447
Total	$12,485	$1,233	$13,718

The following tables set forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the six months ended March 31, 2016 and the year ended September 30, 2015 (dollars in thousands):

March 31, 2016
There were no new troubled debt restructured loans during the six months ended March 31, 2016.

September 30, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	1	$48	$48	$48
Total	1	$48	$48	$48
___________________________

(1)	Modification was a result of a reduction in the stated interest rate.

(5) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At March 31, 2016 and 2015, there were 114,588 and 152,869 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and six months ended March 31, 2016 and 2015 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Basic net income per common share computation
Numerator – net income	$2,380	$1,451	$4,908	$3,178

Denominator – weighted average common shares outstanding	6,846,527	6,898,192	6,858,190	6,895,038

Basic net income per common share	$0.35	$0.21	$0.72	$0.46

Diluted net income per common share computation
Numerator – net income	$2,380	$1,451	$4,908	$3,178

Denominator – weighted average shares outstanding	6,846,527	6,898,192	6,858,190	6,895,038
Effect of dilutive stock options (1)	62,028	36,730	57,482	36,775
Effect of dilutive stock warrant (2)	171,450	136,870	166,273	135,808
Weighted average common shares and common stock equivalents	7,080,005	7,071,792	7,081,945	7,067,621

Diluted net income per common share	$0.34	$0.21	$0.69	$0.45

____________________________________________
(1) For the three and six months ended March 31, 2016, average options to purchase 14,000 and 84,383 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive. For both the three and six months ended March 31, 2015, average options to purchase 122,000 shares of common stock were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(2) Represents a warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018 (the "Warrant"). The Warrant was granted on December 23, 2008 to the U.S. Treasury Department ("Treasury") as part of the Company's participation in the Treasury's Troubled Asset Relief Program ("TARP"). On June 12, 2013, the Treasury sold the Warrant to private investors.

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and six months ended March 31, 2016 and 2015 are as follows (dollars in thousands):

	Three Months Ended March 31, 2016
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(9)	$(306)	$(315)
Net change, net of income taxes	11	18	29
Balance of AOCI at the end of period	$2	$(288)	$(286)

	Six Months Ended March 31, 2016
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$3	$(316)	$(313)
Net change, net of income taxes	(1)	28	27
Balance of AOCI at the end of period	$2	$(288)	$(286)

	Three Months Ended March 31, 2015
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$4	$(368)	$(364)
Net change, net of income taxes	8	9	17
Balance of AOCI at the end of period	$12	$(359)	$(347)

	Six Months Ended March 31, 2015
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$37	$(376)	$(339)
Net change, net of income tax	(25)	17	(8)
Balance of AOCI at the end of period	$12	$(359)	$(347)
__________________________
(1) All amounts are net of income taxes.

(7) STOCK COMPENSATION PLANS AND STOCK BASED COMPENSATION

Stock Compensation Plans
Under the Company’s prior stock compensation plans (1999 Stock Option Plan, 2003 Stock Option Plan and 1998 Management Recognition and Development Plan ("MRDP")), the Company was able to grant options and awards for restricted stock for up to a combined total of 2,151,500 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, which was approved by shareholders on January 27, 2015, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant. At March 31, 2016, there were 226,866 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At March 31, 2016, there were no options or awards for restricted stock available for future grant under the 1999 Stock Option Plan, the 2003 Stock Option Plan, or the MRDP. At March 31, 2016 and 2015, there were no unvested restricted stock grant shares.

Activity under the Plans for the six months ended March 31, 2016 and 2015 is as follows:

	Six Months Ended March 31, 2016		Six Months Ended March 31, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	341,300	$8.73	221,400	$7.49
Exercised	(10,220)	8.37	(5,300)	4.62
Forfeited	(2,900)	9.96	(200)	4.55
Options outstanding, end of period	328,180	$8.73	215,900	$7.57

The aggregate intrinsic value of options outstanding at March 31, 2016 was $1.28 million.

At March 31, 2016, there were 226,100 unvested options with an aggregate grant date fair value of $486,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2016 was $691,000.  There were 33,700 options with an aggregate grant date fair value of $82,000 that vested during the six months ended March 31, 2016.

At March 31, 2015, there were 141,200 unvested options with an aggregate grant date fair value of $348,000. There were 42,900 options with an aggregate grant date fair value of $100,000 that vested during the six months ended March 31, 2015.

Additional information regarding options outstanding at March 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	30,200	$4.22	4.8	26,400	$4.26	4.7
5.86 - 6.00	58,000	5.92	6.5	34,400	5.92	6.5
9.00	91,600	9.00	7.6	34,000	9.00	7.6
10.26 - 10.71	148,380	10.57	9.0	7,280	10.37	7.8
	328,180	$8.73	7.8	102,080	$6.83	6.5

Expense for Stock Compensation Plans
Compensation expense during the six months ended March 31, 2016 and 2015 for all stock-based plans was as follows (dollars in thousands):

	Six Months Ended March 31,
	2016	2015
	Stock Options	Stock Options
Compensation expense	$84	$58
Less: related tax benefit recognized	(9)	(2)
Total	$75	$56

The compensation expense to be recognized in the years ending September 30 for stock options that have been awarded as of March 31, 2016 is as follows (dollars in thousands):

Stock Options
Remainder of 2016	$77
2017	146
2018	115
2019	58
2020	35
Total	$431

(8) FAIR VALUE MEASUREMENTS

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2016 and September 30, 2015.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2016 and September 30, 2015. The Company's assets measured at estimated fair value on a recurring basis at March 31, 2016 and September 30, 2015 are as follows (dollars in thousands):

March 31, 2016	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$391	$—	$391
Mutual funds	974	—	—	974
Total	$974	$391	$—	$1,365

September 30, 2015	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$421	$—	$421
Mutual funds	971	—	—	971
Total	$971	$421	$—	$1,392

There were no transfers among Level 1, Level 2 and Level 3 during the six months ended March 31, 2016 and the year ended September 30, 2015.

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

The Company uses the following methods and significant assumptions to estimate fair value on a non-recurring basis:

Impaired Loans: The estimated fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis.  The specific reserve for collateral dependent impaired loans is based on the estimated fair value of the collateral less estimated costs to sell, if applicable.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of comparable collateral included in the appraisal and known changes in the market and in the collateral. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2016 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One-to four-family	$—	$—	$1,445
Commercial	—	—	3,358
Land	—	—	528
Consumer loans:
Home equity and second mortgage	—	—	476
Other			17
Total impaired loans	—	—	5,824
Investment securities – held to maturity:
MBS - private label residential	—	49	—
OREO and other repossessed assets	—	—	5,458
Total	$—	$49	$11,282

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of March 31, 2016 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$5,824	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$5,458	Market approach	Lower of appraised value or listing price less selling costs	NA

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2015 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One-to four-family	$—	$—	$2,663
Multi-family	—	—	3,261
Commercial	—	—	5,388
Land	—	—	654
Consumer loans:
Home equity and second mortgage	—	—	383
Other	—	—	12
Total impaired loans	—	—	12,361
Investment securities – held to maturity:
MBS - private label residential	—	31	—
OREO and other repossessed assets	—	—	7,854
Total	$—	$31	$20,215

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

The estimated fair values of financial instruments were as follows as of March 31, 2016 and September 30, 2015 (dollars in thousands):

	March 31, 2016
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$110,029	$110,029	$110,029	$—	$—
CDs held for investment	52,524	52,524	52,524	—	—
Investment securities	9,108	9,993	3,998	5,995	—
FHLB stock	2,804	2,804	2,804	—	—
Loans receivable, net	622,851	630,306	—	—	630,306
Loans held for sale	1,584	1,631	1,631	—	—
Accrued interest receivable	2,232	2,232	2,232	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	148,980	148,980	148,980	—	—
Interest-bearing	563,058	563,459	412,062	—	151,397
Total deposits	712,038	712,439	561,042	—	151,397
FHLB advances	45,000	46,288	—	46,288	—
Accrued interest payable	311	311	311	—	—

	September 30, 2015
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$92,289	$92,289	$92,289	$—	$—
CDs held for investment	48,611	48,611	48,611	—	—
Investment securities	9,305	10,286	3,996	6,290	—
FHLB stock	2,699	2,699	2,699	—	—
Loans receivable, net	604,277	614,734	—	—	614,734
Loans held for sale	3,051	3,139	3,139	—	—
Accrued interest receivable	2,170	2,170	2,170	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	141,388	141,388	141,388	—	—
Interest-bearing	537,524	538,092	383,419	—	154,673
Total deposits	678,912	679,480	524,807	—	154,673
FHLB advances	45,000	46,742	—	46,742	—
Accrued interest payable	289	289	289	—	—

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

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), with an effective date for annual reporting periods beginning after December 15, 2016. The core principle of this ASU is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the ASU requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract and estimating the amount of variable consideration to include in the transaction price related to each separate performance obligation. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606), which deferred the effective date of ASU No. 2014-09 to annual periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of ASU No. 2014-09 is not expected to have a material impact on the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of this ASU address the valuation and impairment of certain equity investments along with simplified disclosures about those investments. Equity securities with readily determinable fair values will be treated in the same manner as other financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted. The adoption of ASU No. 2016-02 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of ASU No. 2016-09 is being reviewed for any material impact there may be on the Company's consolidated financial statements.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2016.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At March 31, 2016, the Company had total assets of $851.96 million and total shareholders’ equity of $92.26 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and six month periods ended March 31, 2016, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI and other operating income.  Non-interest income is reduced by net OTTI losses on investment securities and losses on the sale of investment securities.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, deposit operation expenses and data processing and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans.  Lending activities have been focused primarily on the origination of loans secured by real estate, including residential construction loans, one- to four-family residential loans, multi-

family loans and commercial real estate loans.  The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market.  The Bank also originates commercial business loans and other consumer loans.

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

Comparison of Financial Condition at March 31, 2016 and September 30, 2015

The Company’s total assets increased by $36.15 million, or 4.4%, to $851.96 million at March 31, 2016 from $815.82 million at September 30, 2015.  The increase in total assets was primarily due to increases in net loans receivable, cash and cash equivalents and CDs held for investment. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $18.57 million, or 3.1%, to $622.85 million at March 31, 2016 from $604.28 million at September 30, 2015.  The increase was primarily due to increases in commercial business loans, construction loans and consumer loans. These increases to net loans receivable were partially offset by decreases in multi-family loans and land loans.

Total deposits increased by $33.13 million, or 4.9%, to $712.04 million at March 31, 2016 from $678.91 million at September 30, 2015. The increase was primarily a result of increases in money market, non-interest bearing, N.O.W. checking and savings account balances, which were partially offset by a decrease in certificates of deposit account balances.

Shareholders’ equity increased by $3.08 million, or 3.4%, to $92.26 million at March 31, 2016 from $89.19 million at September 30, 2015.  The increase in shareholders' equity was primarily due to net income for the six months ended March 31, 2016, which was partially offset by the payment of dividends to common shareholders and the repurchase of common stock.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $21.65 million, or 15.4%, to $162.55 million at March 31, 2016 from $140.90 million at September 30, 2015.  The increase was primarily due to a $17.7 million, or 19.2%, increase in cash and cash equivalents and a $3.90 million, or 8.0%, increase in CDs held for investment.

Investment Securities:  Investment securities decreased by $197,000, or 2.1%, to $9.11 million at March 31, 2016 from $9.31 million at September 30, 2015, primarily due to scheduled amortization and prepayments. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased $105,000, or 3.9%, to $2.80 million at March 31, 2016 from $2.70 million at September 30, 2015, as the Bank's stock requirement with the FHLB was increased due to an increase in the Bank's asset size.

Loans: Net loans receivable increased by $18.57 million, or 3.1%, to $622.85 million at March 31, 2016 from $604.28 million at September 30, 2015.  The increase in the portfolio was primarily a result of a $9.60 million increase in commercial business loans, an $8.34 million increase in construction loans (primarily one- to four-family custom and owner/builder loans and commercial construction loans) and a $2.70 million increase in consumer loans. In addition, there was an $8.99 million decrease in the undisbursed portion of construction loans in process. These increases in net loans receivable were partially offset by a $9.66 million decrease in multi-family loans and a $1.81 million decrease in land loans.

Loan originations increased $7.78 million, or 7.4%, to $113.33 million for the six months ended March 31, 2016 from $105.55 million for the six months ended March 31, 2015.  The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income.  Sales of fixed rate one- to four-family mortgage loans increased $5.63 million, or 26.9%, to $26.56 million for the six months ended March 31, 2016 compared to $20.93 million for the six months ended March 31, 2015 as more one- to four-family construction loans were completed, converted to permanent financing and then were sold in the secondary market.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $499,000, or 3.0%, to $16.36 million at March 31, 2016 from $16.85 million at September 30, 2015.  The decrease was primarily due to normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $2.40 million, or 30.5%, to $5.46 million at March 31, 2016 from $7.85 million at September 30, 2015. The decrease was primarily due to the disposition of eight OREO properties.  At March 31, 2016, total OREO and other repossessed assets consisted of 27 individual properties and one other repossessed asset.  The properties consisted of 18 land parcels totaling $3.30 million, two commercial real estate properties totaling $446,000, seven single-family homes totaling $1.65 million and one mobile home with a book value of $67,000.

Goodwill:  The recorded amount of goodwill of $5.65 million at March 31, 2016 was unchanged from September 30, 2015.

Deposits: Deposits increased by $33.13 million, or 4.9%, to $712.04 million at March 31, 2016 from $678.91 million at September 30, 2015.  The increase was primarily a result of a $16.02 million increase in money market accounts, a $7.59 million increase in non-interest bearing accounts, a $7.48 million increase in N.O.W. checking accounts and a $5.15 million increase in savings accounts. These increases were partially offset by a $3.11 million decrease in certificates of deposit accounts.

Deposits consisted of the following at March 31, 2016 and September 30, 2015 (dollars in thousands):

	March 31, 2016		September 30, 2015
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$148,980	21%	$141,388	21%
NOW checking	188,108	27%	180,628	27%
Savings	115,461	16%	110,315	16%
Money market	100,903	14%	84,026	12%
Money market - brokered	7,591	1%	8,450	1%
Certificates of deposit under $100	81,350	11%	84,824	12%
Certificates of deposit $100 and over	66,448	9%	66,085	10%
Certificates of deposit - brokered	3,197	1%	3,196	1%
Total	$712,038	100%	$678,912	100%

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 35% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At March 31, 2016, FHLB advances and other borrowings consisted of long-term FHLB advances with scheduled maturities at various dates in fiscal 2017, which bear interest at rates ranging from 3.69% to 4.34%. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at both March 31, 2016 and September 30, 2015.

Shareholders’ Equity:  Total shareholders’ equity increased by $3.08 million, or 3.4%, to $92.26 million at March 31, 2016 from $89.19 million at September 30, 2015.  The increase was primarily due to net income of $4.91 million for the six months ended March 31, 2016, which was partially offset by the payment of $1.40 million in dividends on the Company's common stock and the repurchase of 66,000 shares of the Company's common stock for $820,000 (an average price of $12.42 per share). At March 31, 2016, there were 221,893 shares remaining to be repurchased under the Company's existing stock repurchase plan. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio improved to 1.16% at March 31, 2016 from 1.84% at September 30, 2015 as total non-performing assets decreased by $5.13 million, or 34.2%, to $9.85 million at March 31, 2016 from $14.98 million at September 30, 2015. The decrease was primarily due to a $2.40 million decrease in OREO and other repossessed assets, a $1.11 million decrease in non-accrual land loans and a $1.00 million decrease in non-accrual one- to four-family loans.

Troubled debt restructured loans on accrual status (which are not included in the non-performing asset totals) decreased by $4.56 million, or 36.5%, to $7.92 million at March 31, 2016 from $12.49 million at September 30, 2015.

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2016 and September 30, 2015 (dollars in thousands):

	March 31, 2016	September 30, 2015
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$1,365	$2,368
Multi-family	—	760
Commercial	1,129	1,016
Land	451	1,558
Consumer loans:
Home equity and second mortgage	413	303
Other	33	35
Total loans accounted for on a non-accrual basis	3,391	6,040

Accruing loans which are contractually past due 90 days or more	135	151

Total of non-accrual and 90 days past due loans	3,526	6,191

Non-accrual investment securities	868	932

OREO and other repossessed assets, net (2)	5,458	7,854
Total non-performing assets (3)	$9,852	$14,977

Troubled debt restructured loans on accrual status (4)	$7,923	$12,485

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.56%	1.01%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.41%	0.76%

Non-performing assets as a percentage of total assets	1.16%	1.84%

Loans receivable (5)	$632,894	$614,201

Total assets	$851,962	$815,815
___________________________________
(1) As of March 31, 2016, the balance of non-accrual one- to-four family properties includes $276 in the process of foreclosure.
(2) As of March 31, 2016, the balance of OREO includes $1,645 of foreclosed residential real estate property recorded as a result of obtaining physical possession of the property.
(3) Does not include troubled debt restructured loans on accrual status.
(4) Does not include troubled debt restructured loans totaling $532 and $1,233 reported as non-accrual loans at March 31, 2016 and September 30, 2015, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2016 and 2015

Net income increased by $929,000, or 64.0%, to $2.38 million for the quarter ended March 31, 2016 from $1.45 million for the quarter ended March 31, 2015. Net income per diluted common share increased $0.13, or 61.9%, to $0.34 for the quarter ended March 31, 2016 from $0.21 for the quarter ended March 31, 2015. The increase in net income was primarily due to increases in net interest income and non-interest income.

Net income increased by $1.73 million, or 54.4%, to $4.91 million for the six months ended March 31, 2016 from $3.18 million for the six months ended March 31, 2015. Net income per diluted common share increased $0.24, or 53.3%, to $0.69 for the six months ended March 31, 2016 from $0.45 for the six months ended March 31, 2015.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $1.10 million, or 16.8%, to $7.67 million for the quarter ended March 31, 2016 from $6.57 million for the quarter ended March 31, 2015.  The net interest margin increased to 3.92% for the quarter ended March 31, 2016 from 3.69% for the quarter ended March 31, 2015, primarily due to an increased yield on interest-bearing assets and an increased amount of pre-payment penalties and non-accrual interest collected.

Total interest and dividend income increased by $1.12 million, or 14.9%, to $8.65 million for the quarter ended March 31, 2016 from $7.53 million for the quarter ended March 31, 2015, primarily due to a $71.16 million increase in the average balance of total interest-bearing assets to $783.28 million from $712.12 million, and a $237,000 increase in the amount of pre-payment penalties and non-accrual interest collected. Net interest income was increased during the current quarter by the collection of $193,000 in pre-payment penalties on four loans that paid off (compared to $2,000 collected for the comparable quarter one year ago) and the collection of $46,000 of non-accrual interest. The collection of pre-payment penalties and non-accrual interest added approximately 12 basis points to the net interest margin for the current quarter. The average yield on interest-bearing assets increased to 4.42% for the quarter ended March 31, 2016 from 4.23% for the quarter ended March 31, 2015. Total interest expense increased by $19,000, or 2.0%, to $979,000 for the quarter ended March 31, 2016 from $960,000 for the quarter ended March 31, 2015, as the average balance of interest-bearing liabilities increased by $32.55 million to $598.99 million for the quarter ended March 31, 2016 from $566.44 million for the quarter ended March 31, 2015. The average rate paid on interest-bearing liabilities decreased to 0.66% for the quarter ended March 31, 2016 from 0.69% for the quarter ended March 31, 2015.

Net interest income increased by $2.11 million, or 15.9% , to $15.38 million for the six months ended March 31, 2016 from $13.27 million for the six months ended March 31, 2015. The net interest margin for the six months ended March 31, 2016 increased to 3.96% from 3.78% for the six months ended March 31, 2015.

Total interest and dividend income increased by $2.13 million, or 14.0%, to $17.34 million for the six months ended March 31, 2016 from $15.21 million for the six months ended March 31, 2015, primarily due to a $75.52 million increase in the average balance of interest-bearing assets to $777.18 million from $701.66 million, and a $558,000 increase in the amount of non-accrual interest and pre-payment penalties collected. During the six months ended March 31, 2016 a total of $720,000 in non-accrual interest and pre-payment penalties were collected compared to a total of $162,000 collected during the six months ended March 31, 2015. Total interest expense increased by $16,000, or 0.8%, to $1.96 million for the six months ended March 31, 2016 from $1.94 million for the six months ended March 31, 2015 as the average balance of interest-bearing liabilities increased by $35.72 million to $596.08 million for the six months ended March 31, 2016 from $560.36 million for the six months ended March 31, 2015. The average rate paid on interest-bearing liabilities decreased to 0.66% for the six months ended March 31, 2016 from 0.70% for the six months ended March 31, 2015.

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

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets:
Loans receivable (1)(2)	$631,708	$8,306	5.26%	$592,000	$7,352	4.97%
Investment securities (2)	8,172	74	3.62	5,679	55	3.87
Dividends from mutual funds and FHLB stock	3,672	39	4.27	6,144	6	0.39
Interest-bearing deposits	139,732	231	0.66	108,298	114	0.42
Total interest-bearing assets	783,284	8,650	4.42	712,121	7,527	4.23
Non-interest-bearing assets	57,072			58,224
Total assets	$840,356			$770,345

Interest-bearing liabilities:
Savings accounts	$112,064	15	0.05	$100,997	13	0.05
Money market accounts	105,670	79	0.30	92,683	61	0.26
N.O.W. checking accounts	184,414	112	0.24	165,314	109	0.26
Certificates of deposit	151,837	301	0.80	162,446	312	0.76
Long-term borrowings (3)	45,000	472	4.22	45,000	465	4.19
Total interest-bearing liabilities	598,985	979	0.66	566,440	960	0.69
Non-interest-bearing deposits	146,581			116,177
Other liabilities	3,455			3,092
Total liabilities	749,021			685,709
Shareholders' equity	91,335			84,636
Total liabilities and
shareholders' equity	$840,356			$770,345

Net interest income		$7,671			$6,567

Interest rate spread			3.76%			3.54%
Net interest margin (4)			3.92%			3.69%
Ratio of average interest-bearing assets to average interest-bearing liabilities			130.77%			125.72%

	Six Months Ended March 31,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets:
Loans receivable (1)(2)	$628,616	$16,735	5.32%	$586,853	$14,861	5.06%
Investment securities (2)	8,230	143	3.48	6,383	120	3.76
Dividends from mutual funds and FHLB stock	3,670	61	3.32	6,170	13	0.42
Interest-bearing deposits	136,666	402	0.59	102,258	219	0.43
Total interest-bearing assets	777,182	17,341	4.46	701,664	15,213	4.34
Non-interest-bearing assets	57,645			59,072
Total assets	$834,827			$760,736

Interest-bearing liabilities:
Savings accounts	$111,205	30	0.05	$91,455	25	0.05
Money market accounts	105,020	160	0.30	98,801	123	0.25
N.O.W. checking accounts	181,999	225	0.25	162,374	220	0.27
Certificates of deposit	152,858	597	0.78	162,734	636	0.78
Long-term borrowings (3)	45,000	948	4.21	45,000	940	4.19
Total interest-bearing liabilities	596,082	1,960	0.66	560,364	1,944	0.70
Non-interest-bearing deposits	144,544			113,548
Other liabilities	3,616			2,864
Total liabilities	744,242			676,776
Shareholders' equity	90,585			83,960
Total liabilities and
shareholders' equity	$834,827			$760,736

Net interest income		$15,381			$13,269

Interest rate spread			3.80%			3.64%
Net interest margin (4)			3.96%			3.78%
Ratio of average interest-bearing assets to average interest-bearing liabilities			130.38%			125.22%
_______________

(1)
Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees and prepayment penalties are included with interest and dividends.

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

	Three months ended March 31, 2016 compared to three months ended March 31, 2015 increase (decrease) due to			Six months ended March 31, 2016 compared to six months ended March 31, 2015 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable and loans held for sale	$445	$509	$954	$784	$1,090	$1,874
Investment securities	(4)	23	19	—	23	23
Dividends from mutual funds and FHLB stock	35	(2)	33	49	(1)	48
Interest-bearing deposits	78	39	117	96	87	183
Total net increase in income on interest-bearing assets	554	569	1,123	929	1,199	2,128

Interest-bearing liabilities:
Savings accounts	1	1	2	—	5	5
N.O.W. checking accounts	(10)	13	3	(8)	13	5
Money market accounts	8	10	18	26	11	37
Certificates of deposit accounts	8	(19)	(11)	(2)	(37)	(39)
Long term FHLB borrowings	7	—	7	8	—	8
Total net increase (decrease) in expense on interest-bearing liabilities	14	5	19	24	(8)	16

Net increase in net interest income	$540	$564	$1,104	$905	$1,207	$2,112

Provision for Loan Losses:  There was no provision for loan losses for the quarters ended March 31, 2016 and 2015, as improved credit quality measures have been sufficient to cover reserves for changes in the mix of loans. Non-accrual loans decreased 44% to $3.39 million at March 31, 2016, from $6.04 million at September 30, 2015 and decreased 69% from $10.92 million at March 31, 2015. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased 49% to $3.67 million at March 31, 2016, from $7.17 million at September 30, 2015 and decreased 70% from $12.24 million one year ago.  There was a net recovery for the quarter ended March 31, 2016 of $154,000 compared to a net recovery of $60,000 for the quarter ended March 31, 2015.

There was no provision for loan losses for the six months ended March 31, 2016 and 2015. Net recoveries for the six months ended March 31, 2016 were $119,000 compared to a net charge-off of $45,000 for the six months ended March 31, 2015.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $10.04 million at March 31, 2016 (1.59% of loans receivable and 285% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at March 31, 2016 was

$864,000 compared to $2.68 million at March 31, 2015.  The allowance for loan losses was $10.38 million (1.75% of loans receivable and 95% of non-performing loans) at March 31, 2015.

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

Non-interest Income: Total non-interest income increased by $299,000, or 13.5%, to $2.51 million for the quarter ended March 31, 2016 from $2.21 million for the quarter ended March 31, 2015. The increase in non-interest income was primarily due to an $85,000 increase in service charges on deposits, a $67,000 increase in ATM and debit card interchange transaction fees, a $67,000 improvement in servicing income on loans sold and smaller increases several other categories. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by business associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington state to handle accounts associated with this industry. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions. The increase in servicing income on loans sold was primarily due to a decrease in the amortization of mortgage servicing rights, which offsets the servicing income received.

Total non-interest income increased by $693,000, or 16.0% , to $5.03 million for the six months ended March 31, 2016 from $4.34 million for the six months ended March 31, 2015. The increase in non-interest income was primarily due to a $203,000 increase in gain on sales of loans, a $172,000 increase in service charges on deposits, a $160,000 improvement in servicing income on loans sold, a $136,000 increase in ATM and debit card interchange transaction fees and smaller increases in several other categories. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one-to four-family loans sold during the current period.

Non-interest Expense:  Total non-interest expense decreased by $25,000, or 0.4%, to $6.63 million for the quarter ended March 31, 2016 from $6.65 million for the quarter ended March 31, 2015.  The decreased expense was primarily due to a $154,000 decrease in OREO and other repossessed assets expense, a $106,000 decrease in professional fees expense and smaller decreases in other expense categories. These decreases were partially offset by a $182,000 increase in salaries and employee benefits expense, a $76,000 increase in ATM and debit card processing expense and smaller increases in other expense categories. The decrease in OREO and other repossessed assets expense was primarily due to a decrease in the level of fair value write-downs on properties. The decrease in professional fees was primarily due to a decrease in legal and consulting fees. The decrease in legal fees was in part due to the recovery of expenses associated with several non-accrual loans that were paid off. The increase in salaries and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending personnel. The increase in ATM and debit card processing expense was primarily due to an increase in debit card transactions and an increase in debit card fraud-related expenses.

Total non-interest expense increased $179,000, or 1.4%, to $13.11 million for the six months ended March 31, 2016 from $12.93 million for the six months ended March 31, 2015. The increased expense was primarily due to a $256,000 increase in salaries and employee benefits expense and smaller increases in other expense categories. These increases were partially offset by a $152,000 decrease in professional fees expense and smaller decreases in other expense categories.

Provision for Federal Income Taxes: The provision for federal income taxes increased by $499,000, or 73.8%, to $1.18 million for the quarter ended March 31, 2016 from $676,000 for the quarter ended March 31, 2015, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 33.05% for the quarter ended March 31, 2016 and 31.78% for the quarter ended March 31, 2015.

The provision for federal income taxes increased by $896,000, or 59.7%, to $2.40 million for the six months ended March 31, 2016 from $1.50 million for the six months ended March 31, 2015, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 32.81% for the six months ended March 31, 2016 and 32.08% for the six months ended March 31, 2015.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2016, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 22.79%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $21.65 million, or 15.4%, to $162.55 million at March 31, 2016 from $140.90 million at September 30, 2015. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At March 31, 2016, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $22.0 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At March 31, 2016, the Bank had $45.00 million in FHLB advances outstanding and $22.00 million pledged under the LOC, which left $199.34 million available for additional borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At March 31, 2016, the Bank had $45.04 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At March 31, 2016, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At March 31, 2016, the Bank had loan commitments totaling $57.50 million and undisbursed construction loans in process totaling $44.47 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from March 31, 2016 totaled $90.94 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At March 31, 2016, the Bank had $3.20 million in brokered CDs.

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

Based on its capital levels at March 31, 2016, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2016, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at March 31, 2016 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$85,747	10.26%	$33,419	4.00%	$41,773	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	85,747	13.80%	27,971	4.50	40,402	6.50

Tier 1 capital	85,747	13.80	37,294	6.00	49,726	8.00

Total capital	93,547	15.05	49,726	8.00	62,157	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank will have to maintain a capital conservation buffer consisting of additional CET1 capital equal to 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2016, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of March 31, 2016 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$88,335	10.56%

Risk-based Capital Ratios:
Common equity tier 1 capital	88,335	14.21

Tier 1 capital	88,335	14.21

Total capital	96,137	15.46

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
PERFORMANCE RATIOS:
Return on average assets (1)	1.13%	0.75%	1.18%	0.84%
Return on average equity (1)	10.42%	6.86%	10.84%	7.57%
Net interest margin (1)	3.92%	3.69%	3.96%	3.78%
Efficiency ratio	65.09%	75.78%	64.21%	73.43%

	At March 31, 2016	At September 30, 2015	At March 31, 2015
BOOK VALUES:
Book value per common share	$13.31	$12.76	$12.11
Tangible book value per common share (2)	12.49	11.95	11.31
______________________

(1)	Annualized

(2)	Calculation subtracts goodwill and core deposit intangible from the equity component.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2015.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2016 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The following table sets forth the shares repurchased by the Company during quarter ended March 31, 2016:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
1/1/2016 - 1/31/2016	—	$—	—	287,893
2/1/2016 - 2/29/2016	66,000	12.42	66,000	221,893
3/1/2016 - 3/31/2016	—	—	—	221,893
Total	66,000	$12.42	66,000	221,893

(1) On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of March 31, 2016, a total of 130,788 shares had been repurchased at an average price of $11.69 per share. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: May 9, 2016	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2016	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements