Form 10-Q
period 2016-06-30
TIMBERLAND BANCORP INC
filed 2016-08-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT AUGUST 4, 2016
Common stock, $.01 par value	6,940,568

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2016 and September 30, 2015
(Dollars in thousands, except per share amounts)

	June 30, 2016	September 30, 2015
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$16,394	$14,014
Interest-bearing deposits in banks	72,779	78,275
Total cash and cash equivalents	89,173	92,289

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	52,435	48,611
Investment securities held to maturity, at amortized cost (estimated fair value $8,535 and $8,894)	7,618	7,913
Investment securities available for sale	1,363	1,392
Federal Home Loan Bank (“FHLB”) stock	2,804	2,699
Loans held for sale	4,885	3,051

Loans receivable	657,208	614,201
Less: Allowance for loan losses	(9,842)	(9,924)
Net loans receivable	647,366	604,277

Premises and equipment, net	16,224	16,854
Other real estate owned (“OREO”) and other repossessed assets, net	4,762	7,854
Accrued interest receivable	2,270	2,170
Bank owned life insurance (“BOLI”)	18,580	18,170
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,516	1,478
Other assets	3,493	3,407
Total assets	$858,139	$815,815

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$149,575	$141,388
Interest-bearing	565,806	537,524
Total deposits	715,381	678,912

FHLB advances	45,000	45,000
Other liabilities and accrued expenses	3,306	2,716
Total liabilities	763,687	726,628
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2016 and September 30, 2015
(Dollars in thousands, except per share amounts)

	June 30, 2016	September 30, 2015
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; 50,000,000 shares authorized; 6,939,068 shares issued and outstanding - June 30, 2016 6,988,848 shares issued and outstanding - September 30, 2015	9,818	10,293
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(728)	(926)
Retained earnings	85,635	80,133
Accumulated other comprehensive loss	(273)	(313)
Total shareholders’ equity	94,452	89,187
Total liabilities and shareholders’ equity	$858,139	$815,815
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2016 and 2015
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans receivable and loans held for sale	$8,257	$7,756	$24,992	$22,617
Investment securities	70	59	213	179
Dividends from mutual funds and FHLB stock	22	7	83	21
Interest-bearing deposits in banks and CDs	247	125	649	343
Total interest and dividend income	8,596	7,947	25,937	23,160

Interest expense
Deposits	508	492	1,520	1,496
FHLB advances	472	471	1,420	1,411
Total interest expense	980	963	2,940	2,907

Net interest income	7,616	6,984	22,997	20,253

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	7,616	6,984	22,997	20,253

Non-interest income
Other than temporary impairment ("OTTI") on investment securities	(4)	—	(27)	—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes	—	(4)	(1)	(5)
Net OTTI on investment securities	(4)	(4)	(28)	(5)
Gain on sale of investment securities available for sale, net	—	—	—	45
Service charges on deposits	989	899	2,898	2,635
ATM and debit card interchange transaction fees	778	691	2,187	1,964
BOLI net earnings	137	133	410	401
Gain on sales of loans, net	443	514	1,230	1,098
Escrow fees	64	57	153	155
Servicing income (loss) on loans sold	60	(1)	180	(40)
Other, net	282	234	750	607
Total non-interest income, net	2,749	2,523	7,780	6,860

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2016 and 2015
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine months ended June 30,
	2016	2015	2016	2015
Non-interest expense
Salaries and employee benefits	$3,397	$3,196	$10,333	$9,877
Premises and equipment	773	763	2,301	2,239
Loss (gain) on sales / dispositions of premises and equipment, net	1	(299)	4	(299)
Advertising	192	169	590	529
OREO and other repossessed assets, net	123	193	561	617
ATM and debit card interchange transaction fees	337	336	990	929
Postage and courier	98	104	309	322
State and local taxes	141	189	410	426
Professional fees	202	207	449	606
Federal Deposit Insurance Corporation ("FDIC") insurance	100	142	334	449
Loan administration and foreclosure	92	88	216	207
Data processing and telecommunications	470	449	1,394	1,299
Deposit operations	232	220	638	615
Other	410	463	1,146	1,331
Total non-interest expense	6,568	6,220	19,675	19,147

Income before federal income taxes	3,797	3,287	11,102	7,966

Provision for federal income taxes	1,250	1,128	3,647	2,629

Net income	$2,547	$2,159	$7,455	$5,337

Net income per common share
Basic	$0.37	$0.31	$1.09	$0.77
Diluted	$0.36	$0.31	$1.05	$0.76

Weighted average common shares outstanding
Basic	6,822,608	6,902,067	6,846,373	6,897,381
Diluted	7,111,199	7,071,221	7,091,661	7,068,821

Dividends paid per common share	$0.08	$0.06	$0.28	$0.17

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Comprehensive income
Net income	$2,547	$2,159	$7,455	$5,337
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $3, ($7), $2, and ($5), respectively	6	(14)	5	(9)
Reclassification adjustment for gain on sale of investment securities available for sale included in net income, net of income taxes of $0, $0, $0, and ($15), respectively.	—	—	—	(30)
Change in OTTI on investment securities held to maturity, net of income taxes:
Additional amount recovered related to credit loss for which OTTI was previously recognized, net of income taxes of $0, $4, $6, and $4, respectively	—	7	11	8
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $0, $2, ($1), and $2, respectively	—	3	(1)	4
Accretion of OTTI on investment securities held to maturity, net of income taxes of $4, $6, $13, and $14, respectively	7	12	25	27
Total other comprehensive income, net of income taxes	$13	$8	$40	$—

Total comprehensive income	$2,560	$2,167	$7,495	$5,337

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2016 and 2015
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Amount	Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Common Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2014	7,047,336	$10,773	$(1,190)	$73,534	$(339)	$82,778
Net income	—	—	—	5,337	—	5,337
Exercise of stock options	6,300	30	—	—	—	30
Common stock dividends ($0.17 per common share)	—	—	—	(1,198)	—	(1,198)
Earned ESOP shares, net of income taxes	—	54	198	—	—	252
Stock option compensation expense	—	91	—	—	—	91
Balance, June 30, 2015	7,053,636	10,948	(992)	77,673	(339)	87,290

Balance, September 30, 2015	6,988,848	10,293	(926)	80,133	(313)	89,187
Repurchase of common stock	(66,000)	(820)	—	—	—	(820)
Net income	—	—	—	7,455	—	7,455
Other comprehensive income	—	—	—	—	40	40
Exercise of stock options	16,220	128	—	—	—	128
Common stock dividends ($0.28 per common share)	—	—	—	(1,953)	—	(1,953)
Earned ESOP shares, net of income taxes	—	94	198	—	—	292
Stock option compensation expense	—	123	—	—	—	123
Balance, June 30, 2016	6,939,068	$9,818	$(728)	$85,635	$(273)	$94,452

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2016 and 2015
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$7,455	$5,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	998	1,014
Amortization of core deposit intangible ("CDI")	—	3
Earned ESOP shares	198	198
Stock option compensation expense	114	89
Stock option tax effect less excess tax benefit	5	1
Gain on sales of OREO and other repossessed assets, net	(47)	(109)
Provision for OREO losses	394	490
Loss (gain) on sales/dispositions of premises and equipment, net	4	(299)
BOLI net earnings	(410)	(401)
Gain on sales of loans, net	(1,230)	(1,098)
Increase in deferred loan origination fees	40	323
Net OTTI on investment securities	28	5
Gain on sale of investment securities available for sale, net	—	(45)
Amortization of MSRs	428	452
Loans originated for sale	(41,353)	(39,299)
Proceeds from sales of loans	40,749	37,461
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(151)	366
Net cash provided by operating activities	7,222	4,488

Cash flows from investing activities
Net increase in CDs held for investment	(3,824)	(11,208)
Proceeds from sale of investment securities available for sale	—	1,220
Proceeds from maturities and prepayments of investment securities available for sale	37	224
Purchase of investment securities held to maturity	—	(2,988)
Proceeds from maturities and prepayments of investment securities held to maturity	388	364
Purchase of FHLB stock	(105)	—
Redemption of FHLB stock	—	2,547
Increase in loans receivable, net	(43,452)	(31,414)
Additions to premises and equipment	(372)	(584)
Proceeds from sale of premises and equipment	—	465
Capitalized improvements to OREO	(142)	—
Proceeds from sales of OREO and other repossessed assets	3,210	2,216
Net cash used in investing activities	(44,260)	(39,158)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2016 and 2015
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2016	2015
Cash flows from financing activities
Net increase in deposits	$36,469	$39,602
ESOP tax effect	94	54
Proceeds from exercise of stock options	128	29
Stock option excess tax benefit	4	1
Issuance of common stock	—	1
Repurchase of common stock	(820)	—
Payment of dividends	(1,953)	(1,198)
Net cash provided by financing activities	33,922	38,489

Net (decrease) increase in cash and cash equivalents	(3,116)	3,819
Cash and cash equivalents
Beginning of period	92,289	72,354
End of period	$89,173	$76,173

Supplemental disclosure of cash flow information
Income taxes paid	$3,450	$2,630
Interest paid	2,924	2,917

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$323	$1,568
Other comprehensive income related to investment securities	40	—

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015 (“2015 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2016.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2016 presentation with no change to net income or total shareholders’ equity as previously reported.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2016 and September 30, 2015 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2016
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$711	$20	$(1)	$730
Private label residential	901	787	(2)	1,686
U.S. Treasury and U.S government agency securities	6,006	113	—	6,119
Total	$7,618	$920	$(3)	$8,535

Available for sale
MBS:
U.S. government agencies	$352	$31	$—	$383
Mutual funds	1,000	—	(20)	980
Total	$1,352	$31	$(20)	$1,363

September 30, 2015
Held to maturity
MBS:
U.S. government agencies	$828	$23	$(1)	$850
Private label residential	1,081	894	(12)	1,963
U.S. Treasury and U.S. government agency securities	6,004	77	—	6,081
Total	$7,913	$994	$(13)	$8,894

Available for sale
MBS:
U.S. government agencies	$387	$34	$—	$421
Mutual funds	1,000	—	(29)	971
Total	$1,387	$34	$(29)	$1,392

The following table summarizes the estimated fair value and gross unrealized losses for all securities and the length of time these unrealized losses existed as of June 30, 2016 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$87	$—	2	$57	$(1)	4	$144	$(1)
Private label residential	1	—	1	139	(2)	11	140	(2)
Total	$88	$—	3	$196	$(3)	15	$284	$(3)

Available for sale
Mutual funds	$—	$—	—	$980	$(20)	1	$980	$(20)
Total	$—	$—	—	$980	$(20)	1	$980	$(20)

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

The Company has evaluated these securities and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of June 30, 2016, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimate of the credit loss component on OTTI securities as of June 30, 2016 and September 30, 2015:

	Range		Weighted
	Minimum	Maximum	Average
June 30, 2016
Constant prepayment rate	6.00%	15.00%	11.17%
Collateral default rate	0.06%	15.44%	5.50%
Loss severity rate	1.00%	75.00%	41.23%

June 30, 2015
Constant prepayment rate	6.00%	15.00%	10.38%
Collateral default rate	0.22%	18.51%	6.78%
Loss severity rate	5.41%	68.54%	44.17%

The following table presents the OTTI for the three and nine months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$(4)	$—	$—	$—
Adjustment for portion of OTTI transfered from other comprehensive income (loss) before income taxes (1)	—	—	(4)	—
Net OTTI recognized in earnings (2)	$(4)	$—	$(4)	$—

	Nine Months Ended June 30, 2016		Nine Months Ended June 30, 2015
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$(27)	$—	$—	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	(1)	—	(5)	—
Net OTTI recognized in earnings (2)	$(28)	$—	$(5)	$—

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2016 and 2015 (dollars in thousands):

	Nine Months Ended June 30,
	2016	2015
Beginning balance of credit loss	$1,576	$1,654
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	22	5
Subtractions:
Realized losses previously recorded as credit losses	(74)	(58)
Ending balance of credit loss	$1,524	$1,601

There was no realized gain on the sale of investment securities for the three and nine months ended June 30, 2016. There was no realized gain on the sale of investment securities for the three months ended June 30, 2015 and there was a $45,000 realized gain on the sale of investment securities for the nine months ended June 30, 2015. During the three months ended June 30, 2016, the Company recorded a $17,000 net realized loss (as a result of the securities being deemed worthless) on 13 held to maturity residential MBS, of which $15,000 had been recognized previously as a credit loss. During the nine months ended June 30, 2016, the Company recorded a $81,000 net realized loss (as a result of securities being deemed worthless) on 16 held to maturity residential MBS, of which $74,000 had been previously recognized as a credit loss. During the three months ended June 30, 2015, the Company recorded a $20,000 net realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2015, the Company recorded a $58,000 net realized loss (as a result of securities being deemed worthless) on 14 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss.

The recorded amount of residential MBS, treasury and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $7.10 million and $7.25 million at June 30, 2016 and September 30, 2015, respectively.

The contractual maturities of debt securities at June 30, 2016 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities as a result of the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$1	$1	$3	$3
Due after one year to five years	6,008	6,121	—	—
Due after five to ten years	18	18	—	—
Due after ten years	1,591	2,395	349	380
Total	$7,618	$8,535	$352	$383

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

The Company performed its fiscal year 2016 goodwill impairment test during the quarter ended June 30, 2016 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2016 and the step one test concluded that the reporting unit's fair value was more than its recorded value and, therefore, step two of the analysis was not necessary. Accordingly, the recorded value of goodwill as of May 31, 2016 was not impaired.

Step one of the goodwill impairment test estimates the fair value of the reporting unit utilizing a discounted cash flow income approach analysis, a public company market approach analysis, a merger and acquisition market approach analysis and a trading price market approach analysis in order to derive an enterprise value for the Company.

The discounted cash flow income approach analysis uses a reporting unit's projection of estimated operating results and cash flows and discounts them using a rate that reflects current market conditions. The projection uses management's estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Key assumptions used by the Company in its discounted cash flow model (income approach) included an annual loan growth rate that ranged from 3.00% to 3.90%, an annual deposit growth rate that ranged from 2.50% to 3.50% and a return on assets that ranged from 0.90% to 1.10%. In addition to the above projections of estimated operating results, key assumptions used to determine the fair value estimate under the income approach were the discount rate of 10.6% and the residual capitalization rate of 7.6%. The discount rate used was the cost of equity capital. The cost of equity capital was based on the capital asset pricing model ("CAPM"), modified to account for a small stock premium. The small stock premium represents the additional return required by investors for small stocks based on the Duffs and Phelps 2016 Valuation Handbook. Beyond the approximate five-year forecast period, residual free cash flows were estimated to increase at a constant rate into perpetuity. These cash flows were converted to a residual value using an appropriate residual capitalization rate. The residual capitalization rate was equal to the discount rate minus the expected long-term growth rate of cash flows. Based on historical results, the economic climate, the outlook for the industry and management's expectations, a long-term growth rate of 3.0% was estimated.

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

The trading price market approach analysis used the closing market price at May 31, 2016 of the Company's common stock, traded on the NASDAQ Global Market, to determine the market value of total equity capital.

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

As of June 30, 2016, management believed that there had been no events or changes in the circumstances since May 31, 2016 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable and loans held for sale by portfolio segment consisted of the following at June 30, 2016 and September 30, 2015 (dollars in thousands):

	June 30, 2016		September 30, 2015
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family	$117,055	16.5%	$116,664	17.4%
Multi-family	51,672	7.3	52,322	7.8
Commercial	294,887	41.5	291,216	43.5
Construction - custom and owner/builder	88,593	12.5	62,954	9.4
Construction - speculative one- to four-family	8,261	1.2	6,668	1.0
Construction - commercial	21,427	3.0	20,728	3.1
Construction - multi-family	18,090	2.5	20,570	3.1
Land	24,076	3.4	26,140	3.9
Total mortgage loans	624,061	87.9	597,262	89.2

Consumer loans:
Home equity and second mortgage	38,482	5.4	34,157	5.1
Other	4,490	0.6	4,669	0.7
Total consumer loans	42,972	6.0	38,826	5.8

Commercial business loans	43,571	6.1	33,763	5.0

Total loans receivable	710,604	100.0%	669,851	100.0%
Less:
Undisbursed portion of construction loans in process	51,163		53,457
Deferred loan origination fees	2,233		2,193
Allowance for loan losses	9,842		9,924
	63,238		65,574
Loans receivable, net	647,366		604,277
Loans held for sale	4,885		3,051
Total loans receivable and loans held for sale, net	$652,251		$607,328

Allowance for Loan Losses
The following tables set forth information for the three and nine months ended June 30, 2016 and 2015 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2016
	Beginning Allowance	Provision for /(Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,323	$(83)	$(27)	$1	$1,214
Multi-family	315	33	—	—	348
Commercial	4,083	19	(128)	—	3,974
Construction – custom and owner/builder	542	93	—	—	635
Construction – speculative one- to four-family	96	25	—	—	121
Construction – commercial	617	7	—	—	624
Construction – multi-family	409	(22)	—	—	387
Land	954	9	(50)	6	919
Consumer loans:
Home equity and second mortgage	1,021	(55)	(5)	—	961
Other	162	(4)	(2)	1	157
Commercial business loans	521	(22)	—	3	502
Total	$10,043	$—	$(212)	$11	$9,842

	Nine Months Ended June 30, 2016
	Beginning Allowance	Provision for /(Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,480	$(112)	$(55)	$56	$1,214
Multi-family	392	14	—	—	348
Commercial	4,065	(121)	(209)	—	3,974
Construction – custom and owner/builder	451	197	—	—	635
Construction – speculative one- to four-family	123	24	—	2	121
Construction – commercial	426	67	—	—	624
Construction – multi-family	283	—	—	181	387
Land	1,021	(95)	(58)	19	919
Consumer loans:
Home equity and second mortgage	1,073	(13)	(18)	—	961
Other	187	(28)	(7)	2	157
Commercial business loans	423	67	—	5	502
Total	$9,924	$—	$(347)	$265	$9,842

	Three Months Ended June 30, 2015
	Beginning Allowance	Provision for /(Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,596	$(236)	$(44)	$137	$1,453
Multi-family	302	11	—	3	316
Commercial	3,601	89	—	—	3,690
Construction – custom and owner/builder	475	2	—	—	477
Construction – speculative one- to four-family	64	15	—	—	79
Construction – commercial	37	185	—	—	222
Construction – multi-family	129	235	—	—	364
Land	2,753	(321)	(24)	21	2,429
Consumer loans:
Home equity and second mortgage	797	4	(7)	—	794
Other	190	(1)	(3)	1	187
Commercial business loans	438	17	—	1	456
Total	$10,382	$—	$(78)	$163	$10,467

	Nine Months Ended June 30, 2015
	Beginning Allowance	Provision for /(Recapture of)	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,650	$(259)	$(201)	$263	$1,453
Multi-family	387	(74)	—	3	316
Commercial	4,836	(1,146)	—	—	3,690
Construction – custom and owner/builder	450	27	—	—	477
Construction – speculative one- to four-family	52	27	—	—	79
Construction – commercial	78	144	—	—	222
Construction – multi-family	25	339	—	—	364
Land	1,434	991	(28)	32	2,429
Consumer loans:
Home equity and second mortgage	879	(58)	(27)	—	794
Other	176	16	(8)	3	187
Commercial business loans	460	(7)	—	3	456
Total	$10,427	$—	$(264)	$304	$10,467

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at June 30, 2016 and September 30, 2015 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2016
Mortgage loans:
One- to four-family	$71	$1,143	$1,214	$2,592	$114,463	$117,055
Multi-family	—	348	348	—	51,672	51,672
Commercial	416	3,558	3,974	11,581	283,306	294,887
Construction – custom and owner/builder	—	635	635	—	50,851	50,851
Construction – speculative one- to four-family	—	121	121	—	3,773	3,773
Construction – commercial	—	624	624	—	16,495	16,495
Construction – multi-family	—	387	387	—	14,089	14,089
Land	56	863	919	1,172	22,904	24,076
Consumer loans:
Home equity and second mortgage	252	709	961	1,035	37,447	38,482
Other	14	143	157	31	4,459	4,490
Commercial business loans	—	502	502	—	43,571	43,571
Total	$809	$9,033	$9,842	$16,411	$643,030	$659,441

September 30, 2015
Mortgage loans:
One- to four-family	$307	$1,173	$1,480	$4,291	$112,373	$116,664
Multi-family	16	376	392	4,037	48,285	52,322
Commercial	265	3,800	4,065	12,852	278,364	291,216
Construction – custom and owner/builder	—	451	451	—	36,192	36,192
Construction – speculative one- to four-family	—	123	123	—	3,781	3,781
Construction – commercial	—	426	426	—	12,200	12,200
Construction – multi-family	—	283	283	—	5,290	5,290
Land	37	984	1,021	2,305	23,835	26,140
Consumer loans:
Home equity and second mortgage	362	711	1,073	910	33,247	34,157
Other	24	163	187	36	4,633	4,669
Commercial business loans	—	423	423	—	33,763	33,763
Total	$1,011	$8,913	$9,924	$24,431	$591,963	$616,394

The following tables present an age analysis of past due status of loans by portfolio segment at June 30, 2016 and September 30, 2015 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2016
Mortgage loans:
One- to four-family	$—	$98	$1,236	$—	$1,334	$115,721	$117,055
Multi-family	—	—	—	—	—	51,672	51,672
Commercial	—	—	808	—	808	294,079	294,887
Construction – custom and owner/builder	—	367	—	—	367	50,484	50,851
Construction – speculative one- to four- family	—	—	—	—	—	3,773	3,773
Construction – commercial	—	—	—	—	—	16,495	16,495
Construction – multi-family	—	—	—	—	—	14,089	14,089
Land	215	63	444	—	722	23,354	24,076
Consumer loans:
Home equity and second mortgage	124	—	436	135	695	37,787	38,482
Other	49	—	31	—	80	4,410	4,490
Commercial business loans	—	—	—	—	—	43,571	43,571
Total	$388	$528	$2,955	$135	$4,006	$655,435	$659,441

September 30, 2015
Mortgage loans:
One- to four-family	$—	$425	$2,368	$—	$2,793	$113,871	$116,664
Multi-family	—	—	760	—	760	51,562	52,322
Commercial	—	—	1,016	—	1,016	290,200	291,216
Construction – custom and owner/ builder	—	345	—	—	345	35,847	36,192
Construction – speculative one- to four- family	—	—	—	—	—	3,781	3,781
Construction – commercial	—	—	—	—	—	12,200	12,200
Construction – multi-family	—	—	—	—	—	5,290	5,290
Land	15	32	1,558	—	1,605	24,535	26,140
Consumer loans:
Home equity and second mortgage	146	14	303	151	614	33,543	34,157
Other	—	—	35	—	35	4,634	4,669
Commercial business loans	—	—	—	—	—	33,763	33,763
Total	$161	$816	$6,040	$151	$7,168	$609,226	$616,394
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At June 30, 2016 and September 30, 2015, there were no loans classified as loss.

The following tables list the loan credit risk grades utilized by the Company that serve as credit quality indicators by portfolio segment at June 30, 2016 and September 30, 2015 (dollars in thousands):

	Loan Grades
June 30, 2016	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$113,648	$112	$665	$2,630	$117,055
Multi-family	49,861	—	1,811	—	51,672
Commercial	275,402	8,457	7,962	3,066	294,887
Construction – custom and owner/builder	50,516	148	—	187	50,851
Construction – speculative one- to four-family	3,773	—	—	—	3,773
Construction – commercial	16,495	—	—	—	16,495
Construction – multi-family	14,089	—	—	—	14,089
Land	20,313	1,051	1,845	867	24,076
Consumer loans:
Home equity and second mortgage	36,266	593	707	916	38,482
Other	4,460	—	—	30	4,490
Commercial business loans	43,529	42	—	—	43,571
Total	$628,352	$10,403	$12,990	$7,696	$659,441

September 30, 2015
Mortgage loans:
One- to four-family	$111,351	$653	$1,339	$3,321	$116,664
Multi-family	45,249	—	6,313	760	52,322
Commercial	270,685	8,040	6,803	5,688	291,216
Construction – custom and owner/builder	36,192	—	—	—	36,192
Construction – speculative one- to four-family	3,781	—	—	—	3,781
Construction – commercial	12,200	—	—	—	12,200
Construction – multi-family	5,290	—	—	—	5,290
Land	20,964	1,105	2,078	1,993	26,140
Consumer loans:
Home equity and second mortgage	32,172	664	404	917	34,157
Other	4,631	—	—	38	4,669
Commercial business loans	33,635	49	79	—	33,763
Total	$576,150	$10,511	$17,016	$12,717	$616,394

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

The following table is a summary of information related to impaired loans by portfolio segment as of June 30, 2016 and for the three and nine months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	QTD Average Recorded Investment (1)	YTD Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,236	$1,411	$—	$1,301	$1,458	$11	$29	$11	$29
Multi-family	—	—	—	—	190	—	—	—	—
Commercial	7,823	8,942	—	8,015	7,839	75	308	59	243
Land	592	1,002	—	596	876	4	12	3	9
Consumer loans:
Home equity and second mortgage	305	510	—	293	229	—	—	—	—
Commercial business loans	—	—	—	—	18	—	—	—	—
Subtotal	9,956	11,865	—	10,205	10,610	90	349	73	281
With an allowance recorded:
Mortgage loans:
One- to four-family	1,356	1,356	71	1,461	2,063	27	90	20	68
Multi-family	—	—	—	—	819	—	—	—	—
Commercial	3,758	3,758	416	3,764	4,291	106	219	84	172
Land	580	580	56	583	612	10	30	8	24
Consumer loans:
Home equity and second mortgage	730	730	252	732	737	13	33	12	30
Other	31	31	14	32	34	2	2	2	2
Subtotal	6,455	6,455	809	6,572	8,556	158	374	126	296
Total:
Mortgage loans:
One- to four-family	2,592	2,767	71	2,762	3,521	38	119	31	97
Multi-family	—	—	—	—	1,009	—	—	—	—
Commercial	11,581	12,700	416	11,779	12,130	181	527	143	415
Land	1,172	1,582	56	1,179	1,488	14	42	11	33
Consumer loans:
Home equity and second mortgage	1,035	1,240	252	1,025	966	13	33	12	30
Other	31	31	14	32	34	2	2	2	2
Commercial business loans	—	—	—	—	18	—	—	—	—
Total	$16,411	$18,320	$809	$16,777	$19,166	$248	$723	$199	$577
______________________________________________

(1)	For the three months ended June 30, 2016.

(2)	For the nine months ended June 30, 2016.

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
______________________________________________
(1) For the year ended September 30, 2015.

A troubled debt restructured loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a significant concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amorizations, extensions, deferrals and renewals.  Troubled debt restructured loans are considered impaired and are individually evaluated for impairment.  Troubled debt restructured loans can be classified as either accrual or non-accrual. Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $8.21 million and $13.72 million in troubled debt restructured loans included in impaired loans at June 30, 2016 and September 30, 2015, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to troubled debt restructured loans at June 30, 2016 and September 30, 2015 was $479,000 and $310,000, respectively. There were no troubled debt restructured loans which incurred a payment default within 12 months of the restructure date during the nine months ended June 30, 2016.

The following tables set forth information with respect to the Company’s troubled debt restructured loans by interest accrual status as of June 30, 2016 and September 30, 2015 (dollars in thousands):

	June 30, 2016
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,356	$126	$1,482
Commercial	5,302	—	5,302
Land	727	252	979
Consumer loans:
Home equity and second mortgage	292	152	444
Total	$7,677	$530	$8,207

	September 30, 2015
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,929	$826	$2,755
Multi-family	3,277	—	3,277
Commercial	6,237	—	6,237
Land	747	255	1,002
Consumer loans:
Home equity and second mortgage	295	152	447
Total	$12,485	$1,233	$13,718

The following tables set forth information with respect to the Company’s troubled debt restructured loans by portfolio segment that occurred during the nine months ended June 30, 2016 and the year ended September 30, 2015 (dollars in thousands):

June 30, 2016
There were no new troubled debt restructured loans during the nine months ended June 30, 2016.

September 30, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	End of Period Balance
One-to four-family (1)	1	$48	$48	$48
Total	1	$48	$48	$48
___________________________

(1)	Modification was a result of a reduction in the stated interest rate.

(5) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At June 30, 2016 and 2015, there were 111,500 and 149,734 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2016 and 2015 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Basic net income per common share computation
Numerator – net income	$2,547	$2,159	$7,455	$5,337

Denominator – weighted average common shares outstanding	6,822,608	6,902,067	6,846,373	6,897,381

Basic net income per common share	$0.37	$0.31	$1.09	$0.77

Diluted net income per common share computation
Numerator – net income	$2,547	$2,159	$7,455	$5,337

Denominator – weighted average shares outstanding	6,822,608	6,902,067	6,846,373	6,897,381
Effect of dilutive stock options (1)	93,041	36,490	69,291	36,680
Effect of dilutive stock warrant (2)	195,550	132,664	175,997	134,760
Weighted average common shares and common stock equivalents	7,111,199	7,071,221	7,091,661	7,068,821

Diluted net income per common share	$0.36	$0.31	$1.05	$0.76

____________________________________________
(1) For the nine months ended June 30, 2016, average options to purchase 56,358 shares of common stock were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive. For the three months ended June 30, 2016 all outstanding options were included in the computation of diluted net income per share. For the three and nine months ended June 30, 2015, average options to purchase 172,945 and 138,982 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

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

(6) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and nine months ended June 30, 2016 and 2015 are as follows (dollars in thousands):

	Three Months Ended June 30, 2016
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$2	$(288)	$(286)
Net change, net of income taxes	6	7	13
Balance of AOCI at the end of period	$8	$(281)	$(273)

	Nine Months Ended June 30, 2016
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$3	$(316)	$(313)
Net change, net of income taxes	5	35	40
Balance of AOCI at the end of period	$8	$(281)	$(273)

	Three Months Ended June 30, 2015
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$12	$(359)	$(347)
Net change, net of income taxes	(14)	22	8
Balance of AOCI at the end of period	$(2)	$(337)	$(339)

	Nine Months Ended June 30, 2015
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$37	$(376)	$(339)
Net change, net of income tax	(39)	39	—
Balance of AOCI at the end of period	$(2)	$(337)	$(339)
__________________________
(1) All amounts are net of income taxes.

(7) STOCK COMPENSATION PLANS AND STOCK BASED COMPENSATION

Stock Compensation Plans
Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, which was approved by shareholders on January 27, 2015, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant. At June 30, 2016, there were 226,866 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At June 30, 2016, there were no options for shares of common stock available for future grant under the 2003 Stock Option Plan. At June 30, 2016 and 2015, there were no unvested restricted stock grant shares.

Activity under the Plans for the nine months ended June 30, 2016 and 2015 is as follows:

	Nine Months Ended June 30, 2016		Nine Months Ended June 30, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	341,300	$8.73	221,400	$7.49
Exercised	(16,220)	7.88	(6,300)	4.84
Granted	—	—	76,000	10.55
Forfeited	(2,900)	9.96	(200)	4.55
Options outstanding, end of period	322,180	$8.76	290,900	$8.35

The aggregate intrinsic value of options outstanding at June 30, 2016 was $2.01 million.

At June 30, 2016, there were 211,200 unvested options with an aggregate grant date fair value of $457,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2016 was $1.16 million.  There were 48,600 options with an aggregate grant date fair value of $111,000 that vested during the nine months ended June 30, 2016.

At June 30, 2015, there were 217,200 unvested options with an aggregate grant date fair value of $498,000. There were 42,900 options with an aggregate grant date fair value of $100,000 that vested during the nine months ended June 30, 2015.

Additional information regarding options outstanding at June 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	29,000	$4.21	4.6	25,200	$4.24	4.5
5.86 - 6.00	55,400	5.92	6.1	31,800	5.92	6.1
9.00	90,400	9.00	7.3	32,800	9.00	7.3
10.26 - 10.71	147,380	10.57	8.8	21,180	10.49	8.4
	322,180	$8.76	7.6	110,980	$7.32	6.6

Expense for Stock Compensation Plans
Compensation expense during the nine months ended June 30, 2016 and 2015 for all stock-based plans was as follows (dollars in thousands):

	Nine Months Ended June 30,
	2016	2015
	Stock Options	Stock Options
Compensation expense	$123	$91
Less: related tax benefit recognized	(9)	(2)
Total	$114	$89

The compensation expense to be recognized in the years ending September 30 for stock options that have been awarded as of June 30, 2016 is as follows (dollars in thousands):

Stock Options
Remainder of 2016	$38
2017	146
2018	115
2019	58
2020	36
Total	$393

(8) FAIR VALUE MEASUREMENTS

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2016 and September 30, 2015.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2016 and September 30, 2015. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2016 and September 30, 2015 are as follows (dollars in thousands):

June 30, 2016	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$383	$—	$383
Mutual funds	980	—	—	980
Total	$980	$383	$—	$1,363

September 30, 2015	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$421	$—	$421
Mutual funds	971	—	—	971
Total	$971	$421	$—	$1,392

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2016 and the year ended September 30, 2015.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2016 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One-to four-family	$—	$—	$1,285
Commercial	—	—	3,342
Land	—	—	524
Consumer loans:
Home equity and second mortgage	—	—	478
Other			17
Total impaired loans	—	—	5,646
Investment securities – held to maturity:
MBS - private label residential	—	8	—
OREO and other repossessed assets	—	—	4,762
Total	$—	$8	$10,408

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2016 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$5,646	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$4,762	Market approach	Lower of appraised value or listing price less selling costs	NA

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

Loans Held for Sale:  The estimated fair value is based on quoted market prices [for one-to four-family loans] and the guaranteed value of U.S. Small Business Administration ("SBA") loans [made to small businesses under the SBA's 7(a) loan programs]. Quoted market prices are obtained from the Federal Home Loan Mortgage Corporation ("Freddie Mac") and US Bank, National Association.

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

The estimated fair values of financial instruments were as follows as of June 30, 2016 and September 30, 2015 (dollars in thousands):

	June 30, 2016
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$89,173	$89,173	$89,173	$—	$—
CDs held for investment	52,435	52,435	52,435	—	—
Investment securities	8,981	9,898	4,031	5,867	—
FHLB stock	2,804	2,804	2,804	—	—
Loans receivable, net	647,366	656,784	—	—	656,784
Loans held for sale	4,885	5,004	5,004	—	—
Accrued interest receivable	2,270	2,270	2,270	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	149,575	149,575	149,575	—	—
Interest-bearing	565,806	566,279	416,997	—	149,282
Total deposits	715,381	715,854	566,572	—	149,282
FHLB advances	45,000	46,098	—	46,098	—
Accrued interest payable	305	305	305	—	—

	September 30, 2015
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$92,289	$92,289	$92,289	$—	$—
CDs held for investment	48,611	48,611	48,611	—	—
Investment securities	9,305	10,286	3,996	6,290	—
FHLB stock	2,699	2,699	2,699	—	—
Loans receivable, net	604,277	614,734	—	—	614,734
Loans held for sale	3,051	3,139	3,139	—	—
Accrued interest receivable	2,170	2,170	2,170	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	141,388	141,388	141,388	—	—
Interest-bearing	537,524	538,092	383,419	—	154,673
Total deposits	678,912	679,480	524,807	—	154,673
FHLB advances	45,000	46,742	—	46,742	—
Accrued interest payable	289	289	289	—	—

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU also changes disclosure requirements related to leasing activities, and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted. The adoption of ASU No. 2016-02 is being reviewed for any material impact there may be on the Company's future consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The adoption of ASU No. 2016-09 is being reviewed for any material impact there may be on the Company's future consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. This ASU replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology. ASU No. 2016-13 will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU 2016-13 will have on the Company’s future consolidated financial statements.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2016.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At June 30, 2016, the Company had total assets of $858.14 million and total shareholders’ equity of $94.45 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and nine month periods ended June 30, 2016, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI and other operating income.  Non-interest income is reduced by net OTTI losses on investment securities.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, deposit operation expenses and data processing and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at June 30, 2016 and September 30, 2015

The Company’s total assets increased by $42.32 million, or 5.2%, to $858.14 million at June 30, 2016 from $815.82 million at September 30, 2015.  The increase in total assets was primarily due to an increase in net loans receivable. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $43.09 million, or 7.1%, to $647.37 million at June 30, 2016 from $604.28 million at September 30, 2015.  The increase was primarily due to increases in construction loans, commercial business loans, consumer loans and commercial real estate loans. These increases to net loans receivable were partially offset by decreases in land loans and multi-family loans.

Total deposits increased by $36.47 million, or 5.4%, to $715.38 million at June 30, 2016 from $678.91 million at September 30, 2015. The increase was primarily a result of increases in money market, savings, N.O.W. checking and non-interest-bearing demand account balances, which were partially offset by a decrease in certificates of deposit account balances.

Shareholders’ equity increased by $5.27 million, or 5.9%, to $94.45 million at June 30, 2016 from $89.19 million at September 30, 2015.  The increase in shareholders' equity was primarily due to net income for the nine months ended June 30, 2016, which was partially offset by the payment of dividends to common shareholders and the repurchase of common stock.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $708,000, or 0.5%, to $141.61 million at June 30, 2016 from $140.90 million at September 30, 2015.  The increase was primarily due to a $3.82 million, or 7.9%, increase in CDs held for investment, which was partially offset by a $3.12 million, or 3.4%, decrease in cash and cash equivalents.

Investment Securities:  Investment securities decreased by $324,000, or 3.5%, to $8.98 million at June 30, 2016 from $9.31 million at September 30, 2015, primarily due to scheduled amortization and prepayments. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased by $105,000, or 3.9%, to $2.80 million at June 30, 2016 from $2.70 million at September 30, 2015, as the Bank's stock requirement with the FHLB was increased due to an increase in the Bank's asset size.

Loans: Net loans receivable increased by $43.09 million, or 7.1%, to $647.37 million at June 30, 2016 from $604.28 million at September 30, 2015.  The increase in the portfolio was primarily a result of a $25.45 million increase in construction loans (primarily one- to four-family custom and owner/builder loans), a $9.81 million increase in commercial business loans, a $4.15 million increase in consumer loans and a $3.67 million increase in commercial real estate loans. In addition, there was a $2.29 million decrease in the undisbursed portion of construction loans in process. These increases in net loans receivable were partially offset by a $2.06 million decrease in land loans and a $650,000 decrease in multi-family loans.

Loan originations decreased by $4.68 million, or 2.3%, to $202.15 million for the nine months ended June 30, 2016 from $206.83 million for the nine months ended June 30, 2015.  The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income.  Sales of fixed rate one- to four-family mortgage loans increased by $3.29 million, or 8.8%, to $40.75 million for the nine months ended June 30, 2016 compared to $37.46 million for the nine months ended June 30, 2015 as more one- to four-family construction loans were completed, converted to permanent financing and then were sold in the secondary market.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $630,000, or 3.7%, to $16.22 million at June 30, 2016 from $16.85 million at September 30, 2015.  The decrease was primarily due to normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $3.09 million, or 39.4%, to $4.76 million at June 30, 2016 from $7.85 million at September 30, 2015. The decrease was primarily due to the disposition of 13 OREO properties.  At June 30, 2016, total OREO and other repossessed assets consisted of 26 individual properties and one other repossessed asset.  The properties consisted of 16 land parcels totaling $2.66 million, three commercial real estate properties totaling $648,000, seven single-family homes totaling $1.38 million and one mobile home with a book value of $67,000.

Goodwill:  The recorded amount of goodwill of $5.65 million at June 30, 2016 was unchanged from September 30, 2015.

Deposits: Deposits increased by $36.47 million, or 5.4%, to $715.38 million at June 30, 2016 from $678.91 million at September 30, 2015.  The increase was primarily a result of a $15.47 million increase in money market accounts, a $9.26 million increase in savings accounts, an $8.85 million increase in N.O.W. checking accounts and an $8.19 million increase in non-interest-bearing demand accounts. These increases were partially offset by a $5.30 million decrease in certificates of deposit accounts.

Deposits consisted of the following at June 30, 2016 and September 30, 2015 (dollars in thousands):

	June 30, 2016		September 30, 2015
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$149,575	21%	$141,388	21%
N.O.W. checking	189,475	26%	180,628	27%
Savings	119,576	17%	110,315	16%
Money market	100,914	14%	84,026	12%
Money market - brokered	7,032	1%	8,450	1%
Certificates of deposit under $100	79,283	11%	84,824	12%
Certificates of deposit $100 and over	66,354	9%	66,085	10%
Certificates of deposit - brokered	3,172	1%	3,196	1%
Total	$715,381	100%	$678,912	100%

FHLB Advances: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 35% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At June 30, 2016, FHLB advances and other borrowings consisted of three $15.00 million long-term FHLB advances with scheduled maturities at various dates in fiscal 2017, which bear interest at rates ranging from 3.69% to 4.34%. In the aggregate the three advances maturing in the next fiscal year require interest payments of $1.85 million annually. Their maturities in December of 2016, August of 2017 and September of 2017 is expected to significantly reduce the Company's interest expense. A portion of these advances may be called by the FHLB at a date earlier than the scheduled maturity date. FHLB advances remained unchanged at $45.00 million at both June 30, 2016 and September 30, 2015.

Shareholders’ Equity:  Total shareholders’ equity increased by $5.27 million, or 5.9%, to $94.45 million at June 30, 2016 from $89.19 million at September 30, 2015.  The increase was primarily due to net income of $7.46 million for the nine months ended June 30, 2016, which was partially offset by the payment of $1.95 million in dividends on the Company's common stock and the repurchase of 66,000 shares of the Company's common stock for $820,000 (an average price of $12.42 per share). At June 30, 2016, there were 221,893 shares remaining to be repurchased under the Company's existing stock repurchase plan. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio improved to 1.01% at June 30, 2016 from 1.84% at September 30, 2015 as total non-performing assets decreased by $6.34 million, or 42.3%, to $8.64 million at June 30, 2016 from $14.98 million at September 30, 2015. The decrease was primarily due to a $3.09 million decrease in OREO and other repossessed assets, and a $3.09 million decrease in non-accrual loans, primarily due to a $1.13 million decrease in non-accrual one- to four-family loans, and a $1.11 million decrease in non-accrual land loans.

Troubled debt restructured loans on accrual status (which are not included in the non-performing asset totals) decreased by $4.81 million, or 38.5%, to $7.68 million at June 30, 2016 from $12.49 million at September 30, 2015.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2016 and September 30, 2015 (dollars in thousands):

	June 30, 2016	September 30, 2015
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$1,236	$2,368
Multi-family	—	760
Commercial	808	1,016
Land	444	1,558
Consumer loans:
Home equity and second mortgage	436	303
Other	31	35
Total loans accounted for on a non-accrual basis	2,955	6,040

Accruing loans which are contractually past due 90 days or more	135	151

Total of non-accrual and 90 days past due loans	3,090	6,191

Non-accrual investment securities	789	932

OREO and other repossessed assets, net (2)	4,762	7,854
Total non-performing assets (3)	$8,641	$14,977

Troubled debt restructured loans on accrual status (4)	$7,677	$12,485

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.47%	1.01%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.36%	0.76%

Non-performing assets as a percentage of total assets	1.01%	1.84%

Loans receivable (5)	$657,208	$614,201

Total assets	$858,139	$815,815
___________________________________
(1) As of June 30, 2016, the balance of non-accrual one- to-four family properties includes $341 in the process of foreclosure.
(2) As of June 30, 2016, the balance of OREO includes $1,382 of foreclosed residential real estate property recorded as a result of obtaining physical possession of the property.
(3) Does not include troubled debt restructured loans on accrual status.
(4) Does not include troubled debt restructured loans totaling $530 and $1,233 reported as non-accrual loans at June 30, 2016 and September 30, 2015, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2016 and 2015

Net income increased by $388,000, or 18.0%, to $2.55 million for the quarter ended June 30, 2016 from $2.16 million for the quarter ended June 30, 2015. Net income per diluted common share increased $0.05, or 16.1%, to $0.36 for the quarter ended June 30, 2016 from $0.31 for the quarter ended June 30, 2015.

Net income increased by $2.12 million, or 39.7%, to $7.46 million for the nine months ended June 30, 2016 from $5.34 million for the nine months ended June 30, 2015. Net income per diluted common share increased $0.29, or 38.2%, to $1.05 for the nine months ended June 30, 2016 from $0.76 for the nine months ended June 30, 2015.

The increase in net income for the three and nine months ended June 30, 2016 was primarily due to increases in net interest income and non-interest income, which was partially offset by an increase in non-interest expense. A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $632,000, or 9.0%, to $7.62 million for the quarter ended June 30, 2016 from $6.98 million for the quarter ended June 30, 2015.  The net interest margin decreased to 3.83% for the quarter ended June 30, 2016 from 3.88% for the quarter ended June 30, 2015, primarily due to a decreased yield on average interest-bearing assets.

Total interest and dividend income increased by $649,000, or 8.2%, to $8.60 million for the quarter ended June 30, 2016 from $7.95 million for the quarter ended June 30, 2015, primarily due to a $76.06 million increase in the average balance of total interest-bearing assets to $796.37 million from $720.31 million. The average yield on interest-bearing assets decreased to 4.32% for the quarter ended June 30, 2016 from 4.41% for the quarter ended June 30, 2015. During the current quarter, $34,000 in non-accrual interest was collected compared to $159,000 for the quarter ended June 30, 2015. Total interest expense increased by $17,000, or 1.8%, to $980,000 for the quarter ended June 30, 2016 from $963,000 for the quarter ended June 30, 2015, as the average balance of interest-bearing liabilities increased by $34.61 million to $605.25 million for the quarter ended June 30, 2016 from $570.64 million for the quarter ended June 30, 2015. The average rate paid on interest-bearing liabilities decreased to 0.65% for the quarter ended June 30, 2016 from 0.68% for the quarter ended June 30, 2015.

Net interest income increased by $2.74 million, or 13.5%, to $23.00 million for the nine months ended June 30, 2016 from $20.25 million for the nine months ended June 30, 2015. The net interest margin for the nine months ended June 30, 2016 increased to 3.91% from 3.81% for the nine months ended June 30, 2015, primarily due an increased yield on average interest-bearing assets.

Total interest and dividend income increased by $2.78 million, or 12.0%, to $25.94 million for the nine months ended June 30, 2016 from $23.16 million for the nine months ended June 30, 2015, primarily due to a $75.67 million increase in the average balance of interest-bearing assets to $783.55 million from $707.88 million, and a $432,000 increase in the amount of non-accrual interest and pre-payment penalties collected. During the nine months ended June 30, 2016 a total of $754,000 in non-accrual interest and pre-payment penalties were collected compared to a total of $322,000 collected during the nine months ended March 31, 2015. Total interest expense increased by $33,000, or 1.1%, to $2.94 million for the nine months ended June 30, 2016 from $2.91 million for the nine months ended June 30, 2015 as the average balance of interest-bearing liabilities increased by $35.34 million to $599.13 million for the nine months ended June 30, 2016 from $563.79 million for the nine months ended June 30, 2015. The average rate paid on interest-bearing liabilities decreased to 0.66% for the nine months ended June 30, 2016 from 0.69% for the nine months ended June 30, 2015.

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

	Three Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets:
Loans receivable (1)(2)	$647,781	$8,257	5.10%	$600,740	$7,756	5.16%
Investment securities (2)	8,084	70	3.46	6,677	59	3.53
Dividends from mutual funds and FHLB stock	3,776	22	2.34	5,599	7	0.50
Interest-bearing deposits	136,724	247	0.73	107,295	125	0.47
Total interest-bearing assets	796,365	8,596	4.32	720,311	7,947	4.41
Non-interest-bearing assets	55,926			57,130
Total assets	$852,291			$777,441

Interest-bearing liabilities:
Savings accounts	$116,818	15	0.05	$104,306	14	0.05
Money market accounts	105,884	83	0.32	95,341	71	0.30
N.O.W. checking accounts	187,836	114	0.24	167,003	112	0.27
Certificates of deposit	149,713	296	0.79	158,990	295	0.74
Long-term borrowings (3)	45,000	472	4.22	45,000	471	4.20
Total interest-bearing liabilities	605,251	980	0.65	570,640	963	0.68
Non-interest-bearing deposits	150,331			117,505
Other liabilities	3,750			3,203
Total liabilities	759,332			691,348
Shareholders' equity	92,959			86,093
Total liabilities and
shareholders' equity	$852,291			$777,441

Net interest income		$7,616			$6,984

Interest rate spread			3.67%			3.73%
Net interest margin (4)			3.83%			3.88%
Ratio of average interest-bearing assets to average interest-bearing liabilities			131.58%			126.23%

	Nine Months Ended June 30,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets:
Loans receivable (1)(2)	$634,981	$24,992	5.25%	$591,483	$22,617	5.10%
Investment securities (2)	8,182	213	3.45	6,481	179	3.70
Dividends from mutual funds and FHLB stock	3,705	83	2.99	5,979	21	0.47
Interest-bearing deposits	136,681	649	0.63	103,937	343	0.44
Total interest-bearing assets	783,549	25,937	4.41	707,880	23,160	4.36
Non-interest-bearing assets	57,079			58,424
Total assets	$840,628			$766,304

Interest-bearing liabilities:
Savings accounts	$113,069	46	0.05	$100,636	39	0.05
Money market accounts	105,307	242	0.31	92,750	194	0.28
N.O.W. checking accounts	183,938	340	0.25	163,917	331	0.27
Certificates of deposit	151,813	892	0.78	161,486	932	0.77
Long-term borrowings (3)	45,000	1,420	4.22	45,000	1,411	4.19
Total interest-bearing liabilities	599,127	2,940	0.66	563,789	2,907	0.69
Non-interest-bearing deposits	146,466			114,883
Other liabilities	3,661			2,961
Total liabilities	749,254			681,633
Shareholders' equity	91,374			84,671
Total liabilities and
shareholders' equity	$840,628			$766,304

Net interest income		$22,997			$20,253

Interest rate spread			3.76%			3.67%
Net interest margin (4)			3.91%			3.81%
Ratio of average interest-bearing assets to average interest-bearing liabilities			130.78%			125.56%
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

	Three months ended June 30, 2016 compared to three months ended June 30, 2015 increase (decrease) due to			Nine months ended June 30, 2016 compared to nine months ended June 30, 2015 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-bearing assets:
Loans receivable and loans held for sale	$(101)	$602	$501	$677	$1,698	$2,375
Investment securities	(1)	12	11	3	31	34
Dividends from mutual funds and FHLB stock	18	(3)	15	61	1	62
Interest-bearing deposits	82	40	122	178	128	306
Total net increase (decrease) in income on interest- bearing assets	(2)	651	649	919	1,858	2,777

Interest-bearing liabilities:
Savings accounts	—	2	2	3	5	8
N.O.W. checking accounts	(11)	13	2	(6)	14	8
Money market accounts	4	8	12	16	32	48
Certificates of deposit accounts	18	(18)	—	—	(40)	(40)
Long term FHLB borrowings	1	—	1	9	—	9
Total net increase in expense on interest-bearing liabilities	12	5	17	22	11	33

Net increase (decrease) in net interest income	$(14)	$646	$632	$897	$1,847	$2,744

Provision for Loan Losses:  There was no provision for loan losses for the quarters ended June 30, 2016 and 2015, as improved credit quality measures have been sufficient to cover any additional reserves needed for growth and changes in the mix of the loan portfolio. Non-accrual loans decreased by 51% to $2.96 million at June 30, 2016, from $6.04 million at September 30, 2015 and decreased by 67.7% from $9.13 million at June 30, 2015. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by 44.1% to $4.01 million at June 30, 2016, from $7.17 million at September 30, 2015 and decreased by 63.0% from $10.83 million one year ago.  There was a net charge-off for the quarter ended June 30, 2016 of $201,000 compared to a net recovery of $85,000 for the quarter ended June 30, 2015.

There was no provision for loan losses for the nine months ended June 30, 2016 and 2015. Net charge-offs for the nine months ended June 30, 2016 were $82,000 compared to a net recovery of $40,000 for the nine months ended June 30, 2015.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $9.84 million at June 30, 2016 (1.50% of loans receivable and 318.5% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at June 30, 2016 was $809,000 compared to $2.31 million at June 30, 2015.  The allowance for loan losses was $10.47 million (1.73% of loans receivable and 108.8% of non-performing loans) at June 30, 2015.

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

Non-interest Income: Total non-interest income increased by $226,000, or 9.0%, to $2.75 million for the quarter ended June 30, 2016 from $2.52 million for the quarter ended June 30, 2015. The increase in non-interest income was primarily due to a $90,000 increase in service charges on deposits, an $87,000 increase in ATM and debit card interchange transaction fees, a $61,000 improvement in servicing income on loans sold and smaller increases several other categories. These increases were partially offset by a $71,000 decrease in gain on sales of loans, net. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by business associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions. The increase in servicing income on loans sold was primarily due to a decrease in the amortization of mortgage servicing rights, which offsets the servicing income received. The decrease in gain on sale of loans was primarily due to a decrease in the dollar volume of fixed-rate one- to four-family loans sold during the current quarter.

Total non-interest income increased by $920,000, or 13.4% , to $7.78 million for the nine months ended June 30, 2016 from $6.86 million for the nine months ended June 30, 2015. The increase in non-interest income was primarily due to a $263,000 increase in service charges on deposits, a $223,000 increase in ATM and debit card interchange transaction fees, a $220,000 improvement in servicing income on loans sold, a $132,000 increase in gain on sales of loans and smaller increases in several other categories. The increase in gain on sales of loans was primarily due to an increase in the dollar volume of fixed-rate one-to four-family loans sold during the current nine-month period.

Non-interest Expense:  Total non-interest expense increased by $348,000, or 5.6%, to $6.57 million for the quarter ended June 30, 2016 from $6.22 million for the quarter ended June 30, 2015.  The increased expense was primarily due to a $201,000 increase in salaries and employee benefits expense. The increase in salary and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending personnel. Also impacting the comparison was a non-recurring gain on the sale of excess land during the quarter ended June 30, 2015, which reduced total non-interest expenses by $299,000.

Total non-interest expense increased by $528,000, or 2.8%, to $19.68 million for the nine months ended June 30, 2016 from $19.15 million for the nine months ended June 30, 2015. The increased expense was primarily due to a $456,000 increase in salaries and employee benefits expense, the non-recurring gain on sale of excess land in the prior year discussed above and smaller increases in other expense categories. These increases were partially offset by a $157,000 decrease in professional fees expense, a $115,000 decrease in FDIC insurance expense and smaller decreases in other expense categories. The decrease in professional fees was in part due to the recovery of expenses associated with several non-accrual loans that were paid off. The decrease in FDIC insurance expense was primarily due to lower assessment rates.

Provision for Federal Income Taxes: The provision for federal income taxes increased by $122,000, or 10.8%, to $1.25 million for the quarter ended June 30, 2016 from $1.13 million for the quarter ended June 30, 2015, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 32.92% for the quarter ended June 30, 2016 and 34.32% for the quarter ended June 30, 2015.

The provision for federal income taxes increased by $1.02 million, or 38.7%, to $3.65 million for the nine months ended June 30, 2016 from $2.63 million for the nine months ended June 30, 2015, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 32.85% for the nine months ended June 30, 2016 and 33.00% for the nine months ended June 30, 2015.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2016, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 19.75%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $708,000, or 0.5%, to $141.61 million at June 30, 2016 from $140.90 million at September 30, 2015. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2016, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $22.0 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At June 30, 2016, the Bank had $45.00 million in FHLB advances outstanding and $22.00 million pledged under the LOC, which left $189.91 million available for additional borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At June 30, 2016, the Bank had $53.68 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At June 30, 2016, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At June 30, 2016, the Bank had loan commitments totaling $76.31 million and undisbursed construction loans in process totaling $51.16 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from June 30, 2016 totaled $89.18 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At June 30, 2016, the Bank had $3.17 million in brokered CDs.

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

Based on its capital levels at June 30, 2016, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2016, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2016 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$87,969	10.38%	$33,893	4.00%	$42,366	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	87,969	13.80	28,694	4.50	41,446	6.50

Tier 1 capital	87,969	13.80	38,258	6.00	51,011	8.00

Total capital	95,965	15.05	51,011	8.00	63,764	10.00

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

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2016, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2016 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$90,554	10.68%

Risk-based Capital Ratios:
Common equity tier 1 capital	90,554	14.20

Tier 1 capital	90,554	14.20

Total capital	98,552	15.45

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
PERFORMANCE RATIOS:
Return on average assets (1)	1.20%	1.11%	1.18%	0.93%
Return on average equity (1)	10.96%	10.03%	10.88%	8.40%
Net interest margin (1)	3.83%	3.88%	3.91%	3.81%
Efficiency ratio	63.37%	65.43%	63.93%	70.62%

	At June 30, 2016	At September 30, 2015	At June 30, 2015
BOOK VALUE:
Book value per common share	$13.61	$12.76	$12.38
______________________

(1)	Annualized

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2015.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2016 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

There were no shares repurchased by the Company during the quarter ended June 30, 2016. On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of June 30, 2016, a total of 130,788 shares had been repurchased at an average price of $11.69 per share and there were 221,893 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: August 8, 2016	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2016	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements