Form 10-K
period 2016-09-30
TIMBERLAND BANCORP INC
filed 2016-12-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2016 OR

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities     Act.    YES            NO    X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the     Act.   YES          NO    X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X      NO
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)   YES   X    NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	Accelerated filer X
Non-accelerated filer	Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES         NO    X
As of November 30, 2016, the registrant had 6,951,468 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2016, was $82.9 million (6,558,531 shares at $12.64).  For purposes of this calculation, common stock held by officers and directors of the registrant was excluded.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders (Part III).

TIMBERLAND BANCORP, INC.
2016 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp" or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Savings Bank, SSB (the “Bank”) upon the Bank’s conversion from a Washington-chartered mutual savings bank to a Washington-chartered stock savings bank (“Conversion”).  The Conversion was completed on January 12, 1998 through the sale and issuance of 13,225,000 shares of common stock by the Company.  At September 30, 2016, on a consolidated basis, the Company had total assets of $891.4 million, total deposits of $761.5 million and total shareholders’ equity of $96.8 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corporation.

The Bank was established in 1915 as “Southwest Washington Savings and Loan Association.”  In 1935, the Bank converted from a state-chartered mutual savings and loan association to a federally chartered mutual savings and loan association, and in 1972, changed its name to “Timberland Federal Savings and Loan Association.”  In 1990, the Bank converted to a federally chartered mutual savings bank under the name “Timberland Savings Bank, FSB.”  In 1991, the Bank converted to a Washington-chartered mutual savings bank and changed its name to “Timberland Savings Bank, SSB.”  On December 29, 2000, the Bank changed its name to “Timberland Bank.”  The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank System since 1937.  The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks (“Division” or “DFI”) and the FDIC. The Company is regulated by the Federal Reserve Board ("Federal Reserve").

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans and commercial business loans.  Lending activities have historically been focused primarily on the origination of loans secured by real estate, including construction, one- to four-family residential, multi-family, commercial real estate and land loans.

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

During the years ended September 30, 2014 and 2013, the Company purchased and retired all of its outstanding Series A Preferred Stock. On June 12, 2013, the Treasury sold, to private investors, the warrant to purchase 370,899 shares of the Company's common stock. The sale of the warrant to new owners did not result in any proceeds to the Company and did not change the Company's capital position or accounting for the warrant.

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

Grays Harbor County has a population of 71,100 according to the United States ("U.S.") Census Bureau 2015 estimates and a median family income of $55,600 according to 2016 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County increased to 8.2% at September 30, 2016 from 7.8% at September 30, 2015.  The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2016 decreased 1.3% to $141,800 from $143,700 for the comparable prior year period.  The number of home sales increased 22.7% for the quarter ended September 30, 2016 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located throughout the county.

Pierce County is the second most populous county in the state and has a population of 844,000 according to the U.S. Census Bureau 2015 estimates.  The county’s median family income is $72,300 according to 2016 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 6.0% at September 30, 2016 from 5.7% at September 30, 2015. The median price of a resale home in Pierce County for the quarter ended September 30, 2016 increased 3.9% to $264,200 from $254,300 for the comparable prior year period.  The number of home sales increased 18.8% for the quarter ended September 30, 2016 compared to the same quarter one year earlier.  The Bank has five branches in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 270,000 according to the U.S. Census Bureau 2015 estimates and a median family income of $73,600 according to 2016 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased to 5.7% at September 30, 2016 from 5.4% at September 30, 2015. The median price of a resale home in Thurston County for the quarter ended September 30, 2016 increased 0.2% to $257,700 from $257,100 for the same quarter one year earlier.  The number of home sales increased 26.6% for the quarter ended September 30, 2016 compared to the same quarter one year earlier.  The Bank has five branches in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 260,000 according to the U.S. Census Bureau 2015 estimates and a median family income of $78,100 according to 2016 HUD estimates.  The Bank has two branches in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area increased to 5.7% at September 30, 2016 from 5.0% at September 30, 2015.  The median price of a resale home in Kitsap County for the quarter ended September 30,

2016 decreased 0.8% to $267,100 from $269,200 for the same quarter one year earlier.  The number of home sales increased 11.5% for the quarter ended September 30, 2016 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.1 million according to the U.S. Census Bureau 2015 estimates.  The Bank has one branch in King County.  The county’s median family income is $90,300 according to 2016 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech.  According to the Washington State Employment Security Department, the unemployment rate for the King County area increased to 4.0% at September 30, 2016 from 3.9% at September 30, 2015. The median price of a resale home in King County for the quarter ended September 30, 2016 increased 12.5% to $552,400 from $491,000 for the same quarter one year earlier.  The number of home sales increased 14.0% for the quarter ended September 30, 2016 compared to the same quarter one year earlier.

Lewis County has a population of 76,000 according to the U.S. Census Bureau 2015 estimates and a median family income of $55,600 according to 2016 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County increased to 7.7% at September 30, 2016 from 7.1% at September 30, 2015. The median price of a resale home in Lewis County for the quarter ended September 30, 2016 increased 12.1% to $180,200 from $160,800 for the same quarter one year earlier.  The number of home sales increased 5.0% for the quarter ended September 30, 2016 compared to the same quarter one year earlier.  The Bank currently has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, or by commercial real estate and loans for the construction of one- to four-family residences.  The Bank’s net loans receivable totaled $663.1 million at September 30, 2016, representing 74.4% of consolidated total assets, and at that date commercial real estate, construction (including undisbursed loans in process), and land loans were $457.3 million, or 63.2% of total loans. In addition, multi-family loans totaled $62.3 million, or 8.6% of total loans at September 30, 2016.  Commercial real estate, construction, multi-family, and land loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 20% of its capital plus surplus. According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for loan losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2016, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $20.1 million under this policy.  At September 30, 2016, the largest amount outstanding to any one borrower and the borrower’s related entities was $16.9 million (including $1.3 million in undisbursed loans in process), which was secured by commercial buildings located in Pierce and Kitsap counties.  These loans were all performing according to their loan repayment terms at September 30, 2016.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $14.2 million (including $374,000 in undisbursed loans in process).  These loans were secured by one- to four-family properties, multi-family properties, and a multi-family construction project; all of which were located in Pierce and Lewis counties and were performing according to their loan repayment terms at September 30, 2016.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family(1)	$118,560	16.38%	$116,664	17.42%	$97,635	16.10%	$102,387	17.73%	$105,552	18.62%
Multi-family	62,303	8.61	52,322	7.81	46,206	7.62	51,108	8.85	47,521	8.38
Commercial	312,525	43.18	291,216	43.47	294,354	48.54	291,297	50.44	256,254	45.20
Construction - custom and owner/builder	93,049	12.86	62,954	9.40	59,752	9.85	40,811	7.07	33,345	5.88
Construction - speculative one-to four-family	8,106	1.12	6,668	1.00	2,577	0.42	1,428	0.24	1,880	0.33
Construction - commercial	9,365	1.29	20,728	3.09	3,310	0.55	2,239	0.39	20,247	3.57
Construction - multi-family	12,590	1.74	20,570	3.07	2,840	0.47	143	0.01	345	0.07
Construction - land development	—	—	—	—	—	—	515	0.09	589	0.10
Land	21,627	2.99	26,140	3.90	29,589	4.88	31,144	5.39	39,655	6.99
Total mortgage loans	638,125	88.16	597,262	89.16	536,263	88.43	521,072	90.21	505,388	89.14

Consumer Loans:
Home equity and second mortgage	39,727	5.49	34,157	5.10	34,921	5.76	33,014	5.72	32,814	5.79
Other	4,139	0.57	4,669	0.70	4,699	0.77	5,981	1.04	6,183	1.09
Total consumer loans	43,866	6.06	38,826	5.80	39,620	6.53	38,995	6.76	38,997	6.88
Commercial business loans	41,837	5.78	33,763	5.04	30,559	5.04	17,499	3.03	22,588	3.98
Total loans	723,828	100.00%	669,851	100.00%	606,442	100.00%	577,566	100.00%	566,973	100.00%

Less:
Undisbursed portion of construction loans in process	(48,627)		(53,457)		(29,416)		(18,527)		(16,325)
Deferred loan origination fees	(2,229)		(2,193)		(1,746)		(1,710)		(1,770)
Allowance for loan losses	(9,826)		(9,924)		(10,427)		(11,136)		(11,825)
Total loans receivable, net	$663,146		$604,277		$564,853		$546,193		$537,053
______________

(1)	Does not include loans held-for-sale of $3.6 million, $3.1 million, $899,000, $1.9 million and $1.4 million at September 30, 2016, 2015, 2014, 2013 and 2012, respectively.

Residential One- to Four-Family Lending.  At September 30, 2016, $118.6 million, or 16.4%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans and five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change in which the new rate remains in effect for the remainder of the loan term) are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac").  From time to time, however, a portion of these fixed-rate loans and five and seven year balloon reset loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2016, $29.6 million, or 24.6%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate and five and seven year balloon reset mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.88% to 4.00%.  The Bank also offers ARM loans tied to The Wall Street Journal prime lending rate ("Prime Rate") or to the London Inter-Bank Offered Rate (“LIBOR”) indices which typically do not have periodic or lifetime adjustment limits.  Loans tied to these indices normally have margins ranging up to 3.5%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2016, $88.9 million, or 75.4%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

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

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac).  At September 30, 2016, seven one- to four-family loans totaling $914,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending.  At September 30, 2016, the Bank had $62.3 million, or 8.6%, of the Bank’s total loan portfolio secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term FHLB borrowing, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2016, the Bank’s largest multi-family loan had an outstanding principal balance of $7.6 million and was secured by an apartment building located in Thurston County. At September 30, 2016, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. At September 30, 2016, all multi-family loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending.  Commercial real estate loans totaled $312.5 million, or 43.2%, of the total loan portfolio at September 30, 2016.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as office buildings, retail/wholesale facilities, mini-storage facilities, motels, nursing homes, restaurants and convenience stores, located in the Bank’s primary market area.  At September 30, 2016, the largest commercial real estate loan was secured by an office building in Grays Harbor County, had a balance of $5.7 million and was performing according to its repayment terms.  At September 30, 2016, one commercial real estate loan with a balance of $612,000 was on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank typically requires appraisals of properties securing commercial real estate loans.  For loans that are less than $250,000, the Bank may use the tax assessed value and a property inspection in lieu of an appraisal.  Appraisals are performed by independent appraisers designated by the Bank.  The Bank considers the quality and location of the real estate, the credit history of the borrower, the cash flow of the project and the quality of management involved with the property when making these loans.  The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 for loans secured by income producing commercial properties.  Loan-to-value ratios on commercial real estate loans are generally limited to not more than 80%.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements.

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

Construction Lending.      The Bank currently originates three types of residential construction loans:  (i) custom construction loans, (ii) owner/builder construction loans and (iii) speculative construction loans (on a limited basis).  The Bank believes that its computer tracking system has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending.  The Bank also originates construction loans for the development of multi-family and commercial properties.  The Bank's construction loans generally provide for the payment of interest only during the construction phase, which is billed monthly, although during the term of some construction loans no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. At September 30, 2016, the Bank's construction loans totaled $123.1 million, or 17.0% of the Bank's total loan portfolio, including undisbursed loans in process of $48.6 million.

At September 30, 2016 and 2015, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2016		2015
	Outstanding Balance	Percent of Total	Outstanding Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$93,049	75.58%	$62,954	56.76%
Speculative one-to four-family	8,106	6.58	6,668	6.01
Commercial real estate	9,365	7.61	20,728	18.69
Multi-family (including condominium)	12,590	10.23	20,570	18.54
Total	$123,110	100.00%	$110,920	100.00%

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

Owner/builder construction loans are originated to home owners rather than home builders and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates typically ranging from 4.25% to 6.25% and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2016, custom and owner/builder construction loans totaled $93.0 million, or 75.6% of the total construction loan portfolio.  At September 30, 2016, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.4 million and was performing according to its repayment terms.

Speculative one-to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates generally ranging from 6.00% to 6.50%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property.  The Bank is currently originating speculative construction loans on a limited basis.  At September 30, 2016, speculative construction loans totaled $8.1 million, or 6.6%, of the total construction loan portfolio.  At September 30, 2016, the largest aggregate outstanding balance to one borrower for speculative construction loans totaled $1.1 million (including $645,000 of undisbursed loans in process) and was comprised of three loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties.  At September 30, 2016, these loans amounted to $22.0 million, or 17.8%, of construction loans compared to $41.3 million, or 37.2%, of construction loans at September 30, 2015.  These loans are typically secured by condominiums, apartment buildings, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2016, the largest outstanding multi-family construction loan was secured by an apartment building project in Pierce County and had a balance of $6.8 million (including $356,000 of undisbursed construction loan proceeds) and was performing according to its repayment terms.  At September 30, 2016, the largest outstanding commercial real estate construction loan was secured by a medical facility project in Grays Harbor County and had a balance of $2.1 million. This loan was performing according to its repayment terms at September 30, 2016.

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

Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimate of construction costs proves to be inaccurate, the Bank may be required to advance funds beyond the amount originally committed to permit completion of the project.  If the estimate of value upon completion proves to be inaccurate, the borrower may be confronted with a project whose value is insufficient to assure full repayment and the Bank may incur a loss.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to builders to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due.  The Bank has sought to address these risks by adhering to strict underwriting policies, disbursement procedures, and monitoring practices.  The Bank’s construction loans are primarily secured by properties in its primary market area, and changes in the local and state economies and real estate markets have adversely affected the Bank’s construction loan portfolio. At September 30, 2016, a single owner/builder construction loan with a balance of $367,000 was on non-accrual status. See "Lending Activities - Non-performing Loans and Delinquencies."

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities; generally with ten to 50 lots). The Bank is not currently originating any new land development loans and at September 30, 2016, the Bank had no land development loans outstanding.  Although the Bank is not currently originating land development loans, it may do so in the future. Historically land development loans were secured by a lien on the property and typically were made for a period of two to five years with fixed or variable interest rates, and were made with loan-to-value ratios generally not exceeding 75%.  Land development loans were generally structured so that the Bank was repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, in the case of a corporate borrower, the Bank also generally obtained personal guarantees from corporate principals and reviewed their personal financial statements. Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property upon completion.  If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment.  The Bank has historically attempted to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property.

Land Lending. The Bank has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots.  Currently the Bank is originating land loans on a limited basis.  At September 30, 2016, land loans totaled $21.6 million, or 3.0%, of the Bank’s total loan portfolio as compared to $26.1 million, or 3.9%, of the Bank’s total loan portfolio at September 30, 2015.  Land loans originated by the Bank generally have maturities of five to ten years.  The largest land loan is secured by land in Thurston County, had an outstanding balance of

$1.5 million and was performing according to its repayment terms at September 30, 2016.  At September 30, 2016, six land loans totaling $548,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate.  If the estimate of value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Land loans also pose additional risk because of the lack of income being produced by the property and potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions.  The Bank attempts to minimize these risks by generally limiting the maximum loan-to-value ratio on land loans to 75%.

Consumer Lending.  Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans.  Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At September 30, 2016, consumer loans amounted to $43.9 million, or 6.1%, of the Bank's total loan portfolio.

At September 30, 2016, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $39.7 million, or 5.5%, of the Bank's total loan portfolio.  Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the Prime Rate or the 26 week U.S. Treasury Bill.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans in which the Bank is in the first lien position because they are generally secured by mortgages subordinated to the existing first mortgage on the property. For those second mortgage loans and home equity lines credit which the Bank does not hold the existing first mortgage on the property, it is unlikely that the Bank will be successful in recovering all or a portion of the loan balance in the event of default unless the Bank is prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2016, seven consumer loans totaling $432,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans totaled $41.8 million, or 5.8%, of the loan portfolio at September 30, 2016.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the Prime Rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $2.2 million at September 30, 2016 and was performing according to its repayment terms.  At September 30, 2016, all commercial business loans were performing according to their repayment terms.  See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank has recently increased commercial business loan originations made under the U.S. Small Business Administration ("SBA") 7(a) program. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. The terms of these loans vary by purpose and type of underlying collateral. The loans are primarily underwritten on the basis of the borrower's ability to service the loan from income. Under the SBA 7(a) program the loans carry a SBA guaranty up to 85% of the loan. Typical maturities for this type of loan vary up to ten years. SBA 7(a) loans are all adjustable rate loans based on the Prime Rate. Under the SBA 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans. The Bank generally offers SBA 7(a) loans within a range of $50,000 to $1.0 million.

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

Loan Maturity.  The following table sets forth certain information at September 30, 2016 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$734	$1,495	$1,884	$36,075	$78,372	$118,560
Multi-family	1,396	11,639	1,922	38,576	8,770	62,303
Commercial	24,997	48,731	27,103	203,804	7,890	312,525
Construction (1)	123,110	—	—	—	—	123,110
Land	9,882	6,687	883	3,463	712	21,627
Consumer loans:
Home equity and second mortgage	6,346	4,738	4,281	15,720	8,642	39,727
Other	951	148	376	993	1,671	4,139
Commercial business loans	17,226	5,441	5,946	12,622	602	41,837
Total	$184,642	$78,879	$42,395	$311,253	$106,659	723,828
Less:
Undisbursed portion of construction loans in process						(48,627)
Deferred loan origination fees						(2,229)
Allowance for loan losses						(9,826)
Total loans receivable, net						$663,146
_____________
(1)    Includes construction/permanent loans that convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2016, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$29,041	$88,785	$117,826
Multi-family	3,785	57,122	60,907
Commercial	43,611	243,917	287,528
Land	7,388	4,357	11,745
Consumer loans:
Home equity and second mortgage	10,399	22,982	33,381
Other	2,479	709	3,188
Commercial business loans	12,056	12,555	24,611
Total	$108,759	$430,427	$539,186

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

Loan Originations, Purchases and Sales.  During the years ended September 30, 2016, 2015 and 2014, the Bank’s total gross loan originations were $267.4 million, $262.4 million and $184.9 million, respectively.  Periodically, the Bank purchases loan participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other lenders.  These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the years ended September 30, 2016, 2015 and 2014, the Bank purchased loan participation interests of $898,000, $7.3 million and $1.9 million, respectively.

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives. The Bank also began selling the guaranteed portion of SBA 7(a) loans in the secondary market during the year ended September 30,

2016.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2016, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $340.3 million.

The Bank also periodically sells participation interests in construction loans, commercial real estate loans, multi-family and commercial business loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower and to generate fee income.  During the year ended September 30, 2016, the Bank sold loan participation interests of $321,000 in SBA 7(a) loans. During the year ended September 30, 2015, the Bank sold loan participation interests to other lenders of $3.6 million. The Bank did not sell any loan participation interests during the year ended September 30, 2014.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2016	2015	2014
Loans originated:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$74,131	$83,593	$43,116
Multi-family	18,340	12,643	701
Commercial	43,942	35,921	45,215
Construction	95,029	100,875	61,246
Land	4,515	6,570	4,174
Consumer	22,569	15,140	13,143
Commercial business loans	8,824	7,699	17,273
Total loans originated	267,350	262,441	184,868

Loans and loan participations purchased:
Mortgage loans:
One- to four-family	—	313	—
Commercial	—	—	1,911
Construction	400	5,500	—
Commercial business	498	1,500	—
Total loans purchased	898	7,313	1,911
Total loans originated and purchased	268,248	269,754	186,779

Loans sold:
Loan participation interests sold	(321)	(3,600)	—
Whole loans sold	(58,582)	(53,948)	(33,345)
Total loans sold	(58,903)	(57,548)	(33,345)

Loan principal repayments	(155,368)	(148,797)	(124,558)
Other items, net	4,892	(23,985)	(10,216)
Net increase in loans receivable	$58,869	$39,424	$18,660

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank is generally up to 2.0% of the loan amount.  Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized deferred loan origination fees totaled $2.2 million at September 30, 2016.

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

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

	At September 30,
	2016	2015	2014	2013	2012
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$914	$2,368	$4,376	$6,985	$3,382
Multi-family	—	760	—	—	1,449
Commercial	612	1,016	1,468	3,435	6,049
Construction	367	—	—	659	1,570
Land	548	1,558	4,564	2,146	8,613
Consumer loans	432	338	501	385	268
Total	2,873	6,040	10,909	13,610	21,331

Accruing loans which are contractually past due 90 days or more	135	151	812	436	1,198
Total of non-accrual and 90 days past due loans	3,008	6,191	11,721	14,046	22,529

Non-accrual investment securities	734	932	1,101	2,187	2,442

Other real estate owned and other repossessed assets (2)	4,117	7,854	9,092	11,720	13,302
Total non-performing assets (3)	$7,859	$14,977	$21,914	$27,953	$38,273

Troubled debt restructured loans on accrual status (4)	$7,629	$12,485	$16,804	$18,573	$13,410

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (5)	0.45%	1.02%	2.08%	2.57%	4.19%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.34%	0.76%	1.57%	1.88%	3.06%

Non-performing assets as a percentage of total assets	0.88%	1.84%	2.94%	3.75%	5.19%

Loans receivable, net (5)	$672,972	$614,201	$575,280	$557,329	$548,878
Total assets	$891,388	$815,815	$745,565	$745,648	$736,954

_______________
(1)    Includes non-accrual one- to four-family properties in the process of foreclosure totaling $138,000, $1.1 million,
$1.1 million, $3.8 million and $1.3 million as of September 30, 2016, 2015, 2014, 2013 and 2012, respectively.
(2)    Includes foreclosed residential real estate property totaling $1.1 million, $2.9 million, $2.9 million, $1.8 million, and $1.5 million as of September 30, 2016, 2015, 2014, 2013 and 2012, respectively.
(3)    Does not include troubled debt restructured loans on accrual status.
(4)    Does not include troubled debt restructured loans totaling $531,000, $1.2 million, $2.3 million, $4.0 million and
$10.1 million recorded as non-accrual loans at September 30, 2016, 2015, 2014, 2013 and 2012, respectively.
(5)    Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The Bank’s non-accrual loans decreased by $3.2 million to $2.9 million at September 30, 2016 from $6.0 million at September 30, 2015, primarily as a result of a $1.5 million decrease in one- to four-family loans, a $1.0 million decrease in land loans, a $760,000 decrease in multi-family loans, and a $404,000 decrease in commercial real estate loans on non-accrual status.  These decreases were partially offset by a $367,000 increase in construction loans on non-accrual status.  A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.”

Additional interest income which would have been recorded for the year ended September 30, 2016 had non-accruing loans been current in accordance with their original terms totaled $2.2 million.

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.  At September 30, 2016, the Bank had $4.1 million of OREO and other repossessed assets consisting of 22 individual properties and one mobile home, a decrease of $3.7 million from $7.9 million at September 30, 2015.  The OREO properties consisted of 14 land parcels totaling $2.3 million, five single family homes totaling $1.1 million, three commercial real estate properties totaling $648,000, and one mobile home with a balance of $67,000.  The largest OREO property at September 30, 2016 was a land parcel with a balance of $956,000 located in Lewis County.

Restructured Loans.  Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Bank for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Bank would not otherwise consider.  Debt restructuring or loan modifications for a borrower do not necessarily always constitute a troubled debt restructuring, however, and troubled debt restructurings do not necessarily result in non-accrual loans.  Troubled debt restructured loans are classified as non-performing loans unless they have been performing in accordance with modified terms for a period of at least six months. The Bank had troubled debt restructured loans at September 30, 2016 and 2015 totaling $8.2 million and $13.7 million, respectively, of which $531,000 and $1.2 million, respectively, were on non-accrual status. The allowance for loan losses allocated to troubled debt restructured loans at September 30, 2016 and 2015 was $465,000 and $310,000, respectively.

Impaired Loans. A loan is considered impaired when it is probable the Bank will be unable to collect all contractual principal and interest payments when due in accordance with the original or modified terms of the loan agreement.  To determine specific valuation allowances, impaired loans are measured based on the estimated fair value of the collateral less the estimated cost to sell if the loan is considered collateral dependent.  Impaired loans not considered to be collateral dependent are measured based on the present value of expected future cash flows.

The categories of non-accrual loans and impaired loans overlap, although they are not identical.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2016, the Bank had $16.2 million in impaired loans.  For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future, are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans (not included in the table above as non-performing) was $17.1 million at September 30, 2016. The vast majority of these loans are collateralized by real estate.  See “Asset Classification” below for additional information regarding the Bank's problem loans.

Asset Classification.  Applicable regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified.  There are three classifications for problem assets:  substandard, doubtful and loss.  Substandard loans are classified as those loans that are inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged.  Assets classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt.  If the weakness or weaknesses are not corrected there is the distinct possibility that some loss will be sustained.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted.  When the Bank classifies problem assets as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management.  These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with particular problem assets.  When the Bank classifies problem assets as loss, it charges off the balance of the asset against the allowance for loan losses.  Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated by the Bank as special mention.  Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the payment prospects of the loan.  Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. The Bank’s determination of the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can require a different classification and the establishment of additional loss allowances.

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and of the Bank's  allowances for loan losses at the dates indicated, were as follows:

	At September 30,
	2016	2015	2014
	(Dollars in thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)(2)	5,036	12,717	18,056
Special mention (1)	15,065	17,016	27,106
Total classified and special mention loans	$20,101	$29,733	$45,162

Allowance for loan losses	$9,826	$9,924	$10,427
_____________

(1)	For further information concerning the change in classified assets, see “Non-performing Loans and Delinquencies" above.

(2)	Includes non-performing loans.

Loans classified as substandard decreased by $7.7 million to $5.0 million at September 30, 2016 from $12.7 million at September 30, 2015.  At September 30, 2016, 34 loans were classified as substandard compared to 53 loans at September 30, 2015. Of the $5.0 million in loans classified as substandard at September 30, 2016, $2.9 million were on non-accrual status.  The largest loan classified as substandard at September 30, 2016 had a balance of $644,000 and was secured by a single family home in Pierce County. This loan was performing according to its restructured payment terms at September 30, 2016.  The next largest loan classified as substandard at September 30, 2016 had a balance of $612,000 and was secured by a commercial building in Pierce County. This loan was on non-accrual status at September 30, 2016.

Loans classified as special mention decreased by $1.9 million to $15.1 million at September 30, 2016 from $17.0 million at September 30, 2015, primarily as a result of loans being upgraded to an improved risk grade category and loans being paid off during the year ended September 30, 2016. At September 30, 2016, 22 loans were classified as special mention. The largest loan classified as special mention at September 30, 2016 had a balance of $3.9 million and was secured by a mini-storage facility in Pierce County. This loan was performing according to its payment terms at September 30, 2016. The next largest loan classified as special mention at September 30, 2016 had a balance of $2.3 million and was secured by a mini-storage facility in King County. This loan was performing according to its restructured payment terms at September 30, 2016.

Allowance for Loan Losses.  The allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio.  The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.  The Bank’s methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates and other factors.  Using these loss estimate factors, management develops a range of probable loss for each loan category.  Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or net realizable collateral values.  The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance.  Based on this review, management will adjust the allowance as necessary.

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

At September 30, 2016, the Bank’s allowance for loan losses totaled $9.8 million.  The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 1.46% and 326.66%, respectively, at September 30, 2016 and 1.62% and 160.30%, respectively, at September 30, 2015.

Management believes that the amount maintained in the allowance for loan losses is adequate to absorb probable losses inherent in the portfolio. Although management believes that it uses the best information available to make its determinations, future adjustments to the allowance for loan losses may be necessary, and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Allowance at beginning of year	$9,924	$10,427	$11,136	$11,825	$11,946
Provision for (recapture of) loan losses	—	(1,525)	—	2,925	3,500

Recoveries:
Mortgage loans:
One- to four-family	56	264	194	95	74
Multi-family	—	3	—	—	14
Commercial	—	4	4	55	—
Construction - custom and owner/builder	—	—	—	26	—
Construction - speculative one- to four-family	2	2	—	—	1
Construction - multi-family	181	1,125	251	—	450
Construction - land development	—	—	287	146	54
Land	24	37	418	54	97
Consumer loans:
Home equity and second mortgage	—	2	7	5	14
Other	2	4	2	—	—
Commercial business loans	5	5	24	105	2
Total recoveries	270	1,446	1,187	486	706

Charge-offs:
Mortgage loans:
One- to four-family	(72)	(220)	(1,106)	(769)	(276)
Multi-family	—	—	—	—	(14)
Commercial	(209)	—	(463)	(667)	(1,215)
Construction - custom and owner/builder	—	—	—	(26)	—
Construction - commercial	—	—	—	—	(622)
Construction - multi-family	—	—	—	(116)	(24)
Construction - land development	—	—	—	(17)	(239)
Land	(61)	(145)	(260)	(2,307)	(1,251)
Consumer loans:
Home equity and second mortgage	(18)	(50)	(47)	(184)	(232)
Other	(8)	(9)	(6)	(14)	(24)
Commercial business loans	—	—	(14)	—	(430)
Total charge-offs	(368)	(424)	(1,896)	(4,100)	(4,327)
Net recoveries (charge-offs)	(98)	1,022	(709)	(3,614)	(3,621)

Allowance at end of year	$9,826	$9,924	$10,427	$11,136	$11,825

Allowance for loan losses as a percentage of total loans receivable (net) outstanding at the end of the year (1)	1.46%	1.62%	1.81%	2.00%	2.15%

Net (charge-offs) recoveries as a percentage of average loans outstanding during the year	(0.02)%	0.17%	(0.12)%	(0.65)%	(0.66)%

Allowance for loan losses as a percentage of non-performing loans at end of year	326.66%	160.30%	88.96%	79.28%	52.48%
______________

(1)
Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,239	16.38%	$1,480	17.42%	$1,650	16.10%	$1,449	17.73%	$1,558	18.62%
Multi-family	473	8.61	392	7.81	387	7.62	749	8.85	1,156	8.38
Commercial	4,384	43.18	4,065	43.47	4,836	48.54	5,275	50.44	4,247	45.20
Construction - custom and owner/builder	619	12.86	1,283	9.40	605	9.85	262	7.07	386	5.88
Construction - speculative one- to four-family	130	1.12	—	1.00	—	0.42	96	0.24	128	0.33
Construction - commercial	268	1.29	—	3.09	—	0.55	56	0.39	429	3.57
Construction - multi-family	316	1.74	—	3.07	—	0.47	—	0.01	—	0.07
Construction - land development	—	—	—	—	—	—	—	0.09	—	0.10
Land	820	2.99	1,021	3.90	1,434	4.88	1,940	5.39	2,392	6.99
Non-mortgage loans:
Consumer loans	1,095	6.06	1,260	5.80	1,055	6.53	982	6.76	1,013	6.88
Commercial business loans	482	5.78	423	5.04	460	5.04	327	3.03	516	3.98
Total allowance for loan losses	$9,826	100.00%	$9,924	100.00%	$10,427	100.00%	$11,136	100.00%	$11,825	100.00%

Investment Activities

The investment policies of the Bank are established and monitored by the Board of Directors.  The policies are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank’s lending activities.  These policies dictate the criteria for classifying securities as either available for sale or held to maturity.  The policies permit investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks, federal funds, mortgage-backed securities, municipal bonds and mutual funds.  The Company's investment policy also permits investment in equity securities in certain financial service companies.

At September 30, 2016, the Bank’s investment portfolio totaled $8.9 million, consisting of $6.0 million of U.S. Treasury and U.S. government agency securities held to maturity, $1.5 million of mortgage-backed securities held to maturity, $976,000 of mutual funds available for sale and $366,000 of mortgage-backed securities available for sale.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $9.3 million at September 30, 2015, consisting of $6.0 million of U.S. Treasury and U.S. government agency securities held to maturity, $1.9 million of mortgage-backed securities held to maturity, $421,000 of mortgage-backed securities available for sale and $971,000 of mutual funds available for sale.  The composition of the portfolios by type of security at the dates indicated is presented in the following table.

	At September 30,
	2016		2015		2014
	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total
	(Dollars in thousands)
Held to Maturity:

U.S.Treasury and U.S. government agency securities	$6,006	67.84%	$6,004	64.52%	$3,016	36.98%
Mortgage-backed securities	1,505	17.00	1,909	20.52	2,282	27.98

Available for Sale:

Mortgage-backed securities	366	4.13	421	4.52	1,899	23.29
Mutual funds	976	11.03	971	10.44	958	11.75

Total portfolio	$8,853	100.0%	$9,305	100.0%	$8,155	100.0%

The following table sets forth the maturities and weighted average yields of the securities in the Bank's portfolio at September 30, 2016.  Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to Maturity:

U.S. Treasury and U.S. government agency securities	$—	—%	$6,006	1.60%	$—	—%	$—	—%
Mortgage-backed securities	1	4.60	2	2.21	16	2.71	1,486	7.51

Available for Sale:

Mortgage-backed securities	1	5.99	—	—	—	—	365	4.96
Mutual funds	976	2.27	—	—	—	—	—	—

Total portfolio	$978	2.28%	$6,008	1.60%	$16	2.71%	$1,851	7.01%

There were no securities which had an aggregate book value in excess of 10% of the Bank’s total equity at September 30, 2016.   At September 30, 2016, the Bank had $835,000 of private label mortgage-backed securities in the held to maturity investment securities portfolio of which $734,000 were on non-accrual status.  For additional information regarding investment securities, see “Item 1A. Risk Factors – Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses” and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs. The Bank also has checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines.  At September 30, 2016, the Bank had 49.4% of total deposits in non-interest bearing accounts and NOW checking accounts, including $17.1 million, or 2.2% of total deposits from businesses associated with the marijuana industry. See "Risk Factors- We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that are expected to increase our costs of operations."

At September 30, 2016, the Bank had $68.4 million of jumbo certificates of deposit of $100,000 or more.  The Bank had brokered certificates of deposit totaling $3.2 million and $6.9 million in brokered money market deposits at September 30, 2016. The Bank believes that its jumbo certificates of deposit, which represented 9.0% of total deposits at September 30, 2016, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2016.

Category	Weighted Average Interest Rate	Amount	Percentage of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	—%	$172,283	22.63%
Negotiable order of withdrawal (“NOW”) checking	0.24	203,812	26.76
Savings	0.05	123,474	16.21
Money market	0.31	113,991	14.97
Subtotal	0.21	613,560	80.57

Certificates of Deposit (1)

Maturing within 1 year	0.59	88,060	11.56
Maturing after 1 year but within 2 years	0.82	26,548	3.49
Maturing after 2 years but within 5 years	1.42	33,353	4.38
Maturing after 5 years	1.74	13	—
Total certificates of deposit	0.79	147,974	19.43
Total deposits	0.37%	$761,534	100.00%
______________________

(1)	Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2016.  Jumbo certificates of deposit have principal balances of $100,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$8,591
Over three through six months	13,947
Over six through twelve months	15,284
Over twelve months	30,615
Total	$68,437

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At September 30,
	2016			2015			2014
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$172,283	22.62%	$30,895	$141,388	20.82%	$34,971	$106,417	17.30%
NOW checking	203,812	26.76	23,184	180,628	26.61	19,880	160,748	26.13
Savings	123,474	16.21	13,159	110,315	16.25	14,650	95,665	15.55
Money market	113,991	14.97	21,515	92,476	13.62	3,477	88,999	14.47
Certificates of deposit which mature:
Within 1 year	88,060	11.56	(5,822)	93,882	13.83	(4,621)	98,503	16.01
After 1 year, but within 2 years	26,548	3.49	(6,868)	33,416	4.92	670	32,746	5.32
After 2 years, but within 5 years	33,353	4.38	7,078	26,275	3.87	(4,306)	30,581	4.97
Certificates maturing thereafter	13	—	(519)	532	0.08	(925)	1,457	0.25
Total	$761,534	100.0%	$82,622	$678,912	100.0%	$63,796	$615,116	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

	At September 30,
	2016	2015	2014
	(Dollars in thousands)
0.00 - 1.99%	$144,814	$144,083	$145,098
2.00 - 3.99%	2,900	9,762	16,776
4.00 - 5.99%	260	260	1,413
Total	$147,974	$154,105	$163,287

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit at September 30, 2016.

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(Dollars in thousands)
0.00 - 1.99%	$87,851	$26,446	$30,510	$13	$144,820
2.00 - 3.99%	209	—	2,690	—	2,899
4.00 - 5.99%	—	102	153	—	255
Total	$88,060	$26,548	$33,353	$13	$147,974

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended September 30,
	2016	2015	2014
	(Dollars in thousands)
Beginning balance	$678,912	$615,116	$608,262
Net deposits before interest credited	80,581	61,792	4,788
Interest credited	2,041	2,004	2,066
Net increase in deposits	82,622	63,796	6,854
Ending balance	$761,534	$678,912	$615,116

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use borrowings from the FHLB of Des Moines (on May 31, 2015, the FHLB of Seattle merged into the FHLB of Des Moines) to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Borrowings are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2016, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount to 35% of the Bank’s total assets, limited by available collateral, under which $30.0 million in borrowings were outstanding. The Bank also has a Letter of Credit ("LOC") of up to $22.0 million with the FHLB for the purpose of collateralizing Washington State public deposits. The LOC amount reduces the Bank's available FHLB borrowings. The Bank maintains a short-term borrowing line of credit with the FRB with total credit based on eligible collateral.  At September 30, 2016, the Bank had no outstanding balance and $60.4 million in unused borrowing capacity on this borrowing line of credit. A short-term borrowing line of credit of $10.0 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2016.

The following table sets forth certain information regarding borrowings, including repurchase agreements, by the Bank at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2016		2015	2014
	(Dollars in thousands)
Average total borrowings	$44,959		$45,000	$45,000

Weighted average rate paid on total borrowings	4.52%	(1)	4.19%	4.16%

Total borrowings outstanding at end of period	$30,000		$45,000	$45,000
________________________
(1) Includes a prepayment penalty of $138,000. The weighted average rate without the prepayment penalty was 4.21%.

The Bank did not have any short-term borrowings for the years ended September 30, 2016, 2015 and 2014.

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2016, the cash surrender value of bank owned life insurance (“BOLI”) was $18.7 million.

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

Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rulemaking by the federal banking agencies, and their impact on operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will increase regulatory burden, compliance costs and interest expense for the Bank, Timberland Bancorp and the financial services industry more generally.

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

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund, or the DIF of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended September 30, 2016 were $448,000.

Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments whereby stronger institutions pay lower rates while riskier institutions pay higher rates. Assessments are based on an institution's average consolidated total assets minus average tangible equity with an assessment rate schedule ranging from 2.5 to 45 basis points. The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

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

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. Under these regulations, an institution is treated as well capitalized if it has (i) a total risk-based capital ratio of 10.0% or more, (ii) a common equity Tier 1 risk-based capital ratio of 6.5% or more, (iii) a Tier 1 risk-based capital ratio of 8.0% or more, and (iv) a leverage ratio of 5.0% or more, and is not subject to any specified requirements to meet and maintain a specific capital level for any capital measure.

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

At September 30, 2016, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" below and Note 16 of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Capital Requirements.  Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital regulations adopted by the FDIC, which created a new required ratio for common equity Tier 1 ("CET1") capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the "Basel III" requirements.

Under the new capital regulations, the minimum capital level requirements applicable to the Company and the Bank are (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0% for all institutions. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income ("AOCI") unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares and paying discretionary bonuses. The capital conservation buffer requirement is subject to a phase-in period that began on January 1, 2016 with the requirement for a buffer of greater than 0.625% of risk-weighted assets. This capital conservation buffer will increase each year until the capital conservation buffer requirement is fully implemented on January 1, 2019.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments of qualifying capital. The Bank did not have any of these instruments at September 30, 2016. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 will be deducted from capital, subject to a four-year transition period. CET1 capital consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of the Bank's asset size, it was not considered an advanced approaches banking organization and elected in the first quarter of calendar year 2015 to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

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

At September 30, 2016, the Bank exceeded all regulatory capital requirements and was categorized as "well capitalized" under the regulations of the FDIC.

The following table compares the Bank's actual capital amounts at September 30, 2016 to its minimum regulatory capital requirements at that date (Dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$90,266	10.26%	$35,183	4.00%	$43,979	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	90,266	14.34	28,318	4.50	40,904	6.50

Tier 1 capital	90,266	14.34	37,758	6.00	50,344	8.00

Total capital	98,158	15.60	50,344	8.00	62,930	10.00
The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of the Bank believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

For additional information regarding the Bank's regulatory capital requirements, see Note 16 of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines which is one of 11 regional FHLBs that administer the home financing credit function of savings institutions.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term borrowings are required to provide funds for residential home financing.  See “Deposit Activities and Other Sources of Funds – Borrowings" above.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB.  At September 30, 2016, the Bank had $2.2 million in FHLB stock, which was in compliance with this requirement.  The FHLB pays dividends quarterly, and the Bank received $86,000 in dividends during the year ended September 30, 2016.

The FHLBs continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on borrowings targeted for community investment and low- and moderate-income housing projects.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a decrease in net income and possibly capital.

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

Real Estate Lending Standards.  FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  The Bank’s Board of Directors is required to review and approve the Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratio should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s Board of Directors.  The Bank is in compliance with the record and reporting requirements.  As of September 30, 2016, the Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 1.5% of total capital and there were no loans on commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratios.

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

Federal Reserve System.  The Federal Reserve Board requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of September 30, 2016, the Bank’s deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

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

Regulation of the Company

           General.  The Company, as the sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve.  Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations promulgated thereunder.  This regulation and oversight is generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

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

BHCA.  The Company is supervised by the Federal Reserve under the BHCA.  Federal Reserve policy requires that a bank holding company serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

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

Capital Requirements.  As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2016, the Company would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for the Company as of September 30, 2016 (Dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$92,860	10.54%

Risk-based Capital Ratios:
Common equity tier 1 capital	92,860	14.75

Tier 1 capital	92,860	14.75

Total capital	100,755	16.00

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

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2012.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts at September 30, 2016. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

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

Personnel

As of September 30, 2016, the Bank had 249 full-time employees and 20 part-time and on-call employees.  The employees are not represented by a collective bargaining unit, and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and Bank

	Age at September 30, 2016	Position
Name		Company	Bank
Michael R. Sand	62	President and Chief Executive Officer	President and Chief Executive Officer

Dean J. Brydon	49	Executive Vice President, Chief Financial Officer and Secretary	Executive Vice President, Chief Financial Officer and Secretary

Robert A. Drugge	65	Executive Vice President of Lending	Executive Vice President of Lending

Jonathan A. Fischer	42	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer

Edward C. Foster	59	Executive Vice President and Chief Credit Administrator	Executive Vice President and Chief Credit Administrator

Marci A. Basich	47	Senior Vice President and Treasurer	Senior Vice President and Treasurer

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

While real estate values and unemployment rates have recently improved, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

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

Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has among other things, kept interest rates low through its targeted federal funds rate and the purchase of U.S. Treasury and mortgage-backed securities. The Federal Reserve Board increased the federal funds rate by 25 basis points in December 2015 and indicated the potential for further increases in the federal funds rate in the near future. As the federal funds rate increases, market interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

Our real estate construction loans expose us to significant risks.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2016, construction loans totaled $123.1 million, or 17.0% of our total loan portfolio, of which $113.7 million were for residential real estate projects. This compares to construction loans of $110.9 million, or 16.6% of our total loan portfolio at September 30, 2015, or an increase of 11.0% during the past year. Approximately $93.0 million of our residential construction loans at September 30, 2016 were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In general, construction lending involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction lending involves additional risks when compared with permanent residential lending because funds are advances upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At September 30, 2016, $8.1 million of our construction portfolio was comprised of speculative one- to four-family construction loans. At September 30, 2016, one construction loan, with a balance of $367,000 was classified as non-performing.  A material increase in our non-performing construction loans could have a material adverse effect on our financial condition and results of operation.

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

At September 30, 2016, we had $312.5 million of commercial real estate mortgage loans, representing 43.2% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial  real estate loans are not fully amortizing and contain large balloon payments upon maturity.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at September 30, 2016 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2016, we had $41.8 million, or 5.8%, of total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2016, $158.3 million, or 21.9%, of our total loan portfolio was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged against operating income, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic comprehensive reviews and consideration of several factors, including, but not limited to:

•	an ongoing review of the quality, size and diversity of the loan portfolio;

•	evaluation of non-performing loans;

•	historical default and loss experience;

•	existing economic conditions and management's expectations of future events;

•	risk characteristics of the various classifications of loans;

•	the amount and quality of collateral, including guarantees, securing the loans; and

•	regulatory requirements and expectations.

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our provision for loan losses.  Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for loan losses.  If charge-offs in future periods exceed the allowance for loan losses, we will likely need additional provisions to replenish the allowance for loan losses. In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on their judgment about information available to them at the time of their examinations.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At September 30, 2016 our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and OREO and other repossessed assets) were $7.9 million, or 0.88% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. In addition to the non-performing loans, there were $7.6 million in loans classified as performing troubled debt restructurings at September 30, 2016.

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

During the year ended September 30, 2016, we recognized $168,000 of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2015, we recognized $13,000 of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2014, we recognized a $59,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. At September 30, 2016, our remaining private label mortgage backed securities portfolio totaled $835,000.

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

The sale of residential mortgage loans to Freddie Mac provides a significant portion of our non-interest income. Any future changes in their program, our eligibility to participate in such program, the criteria for loans to be accepted or laws that significantly affect the activity of Freddie Mac could, in turn, materially adversely affect our results of operations if we could not find other purchasers. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans tends to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans to Freddie Mac or into the secondary market without recourse, we are required to give customary representations and warranties about the loans we sell. If we breach those representations and warranties, we may be required to repurchase the loans and we may incur a loss on the repurchase.

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

A prolonged period of exceptionally low market interest rates, such as we are currently experiencing, limits our ability to lower our interest expense, while the average yield on our loan portfolio may continue to decrease as our loans reprice or are originated at these low market rates, which could have an adverse effect on our results of operations. As a result of the relatively low interest rate environment, an increasing percentage of our deposits have been comprised of short-term certificates of deposit and other deposits yielding no or a relatively low rate of interest. At September 30, 2016, we had $88.1 million in certificates of deposit that mature within one year and $613.6 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and borrowings from the FHLB, borrowings from the FRB and other borrowings to fund our operations. At September 30, 2016, we had $30.0 million of FHLB borrowings outstanding and a letter of credit with an available balance of $22.0 million and an additional $295.8 million of available borrowing capacity through the FHLB and the FRB. Deposit flows, calls of wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity.  Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our deposits are concentrated or adverse regulatory action against us.

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

The financial services industry is extensively regulated. Timberland Bank is currently subject to extensive examination, supervision and comprehensive regulation by the DFI, our state regulator, and the FDIC, as insurer of our deposits. As a bank holding company, Timberland Bancorp is subject to examination, supervision and regulation by the Federal Reserve. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the deposit insurance fund and consumers and not to benefit our shareholders. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on our operations, the classification of our assets, and the determination of the level of our allowance for loan losses and level of deposit insurance premiums assessed. Additionally, actions by regulatory agencies or significant litigation against us could require us to devote significant time and resources to defending our business and may lead to penalties that materially affect us. These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing state legal marijuana businesses. The guideline allows us to work with marijuana-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. At September 30, 2016, approximately 2.2% of our total deposits are from legal marijuana businesses. Any adverse change in this FinCEN guidance, or any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our liquidity as well as our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us and our profitability. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results or our operations as could our interpretations of those changes.

As discussed under “Business - How We are Regulated - General” in Item I of this Form 10-K, the Dodd-Frank Act has significantly changed the bank regulatory structure and will affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt and implement a broad range of new rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. It is difficult at this time to predict when or how any new standards will ultimately be applied to us or what specific impact the Dodd-Frank Act and the yet to be written rules and regulations for implementation will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our non-interest expense.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with FinCEN. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations.

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

We performed our test for goodwill impairment for fiscal year 2016, and the test concluded that recorded goodwill was not impaired. Our assessment of the fair value of goodwill is based on an evaluation of market capitalizations for similar financial institutions, discounted cash flows from forecasted earnings, our current market capitalization, and a valuation of our assets and liabilities. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

We may experience decreases in the fair value of our mortgage servicing rights, which could reduce our earnings.

Mortgage servicing rights (“MSRs”) are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2016, our MSRs totaled $1.6 million.  MSRs are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis, we evaluate the fair value of MSRs for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Our methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.  For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings.

Our assets as of September 30, 2016 include a deferred tax asset, and we may not be able to realize the full amount of such asset.

We recognize deferred tax assets and liabilities based on differences between the financial statement recorded amounts and the tax bases of assets and liabilities.  At September 30, 2016, the net deferred tax asset was approximately $1.8 million.  The net deferred tax asset results primarily from our provision for loan losses recorded for financial reporting purposes, which has been larger than net loan charge-offs deducted for tax reporting purposes.

We regularly review our net deferred tax assets for recoverability based on our expectations of future earnings and expected timing of reversals of temporary differences and record a valuation allowance if deemed necessary.  Realization of deferred tax assets ultimately depends on the existence of sufficient taxable income, including taxable income in prior carry-back years, as well as future taxable income.  We believe the recorded net deferred tax asset at September 30, 2016 is fully realizable; however, if we determine that we will be unable to realize all or part of the net deferred tax asset, we would adjust the net deferred tax asset, which would negatively impact our financial condition and results of operations.

The exercise of our outstanding warrant may be dilutive to holders of our common stock.

At September 30, 2016, we had an outstanding warrant to purchase up to 370,899 shares of our common stock at a price of $6.73 per share at any time through December 23, 2018. The ownership interest of existing holders of our common stock will be diluted to the extent the warrant is exercised.  The shares of common stock underlying the warrant represent approximately 5.1% of the shares of our common stock outstanding as of September 30, 2016 (including the shares issuable upon exercise of the warrant in total shares outstanding).

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2016, the Bank operated 22 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office, the Gig Harbor office and the Lacey office at 1751 Circle Lane SE, which are leased.

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2016
			(In thousands)
Main Office:

624 Simpson Avenue Hoquiam, Washington 98550	1966	7,700	$62,712

Branch Offices:

300 N. Boone Street Aberdeen, Washington 98520	1974	3,400	34,227

201 Main Street South Montesano, Washington 98563	2004	3,200	34,739

361 Damon Road Ocean Shores, Washington 98569	1977	2,100	27,513

2418 Meridian Avenue East Edgewood, Washington 98371	1980	2,400	46,493

202 Auburn Way South Auburn, Washington 98002	1994	4,200	31,845

12814 Meridian Avenue East (South Hill) Puyallup, Washington 98373	1996	4,200	38,644

1201 Marvin Road, N.E. Lacey, Washington 98516	1997	4,400	29,700

101 Yelm Avenue W. Yelm, Washington 98597	1999	3,400	24,943

20464 Viking Way NW Poulsbo, Washington 98370	1999	1,800	17,258

2419 224th Street E. Spanaway, Washington 98387	1999	3,900	37,500

801 Trosper Road SW Tumwater, Washington 98512	2001	3,300	32,354
(table continued on the following page)

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2016
(In thousands)

7805 South Hosmer Street Tacoma, Washington 98408	2001	5,000	$52,211

2401 Bucklin Hill Road Silverdale, Washington 98383	2003	4,000	43,997

423 Washington Street SE Olympia, Washington 98501	2003	3,000	42,773

3105 Judson Street Gig Harbor, Washington 98335	2004	2,700	31,814

117 N. Broadway Aberdeen, Washington 98520	2004	3,700	33,514

313 West Waldrip Street Elma, Washington 98541	2004	5,900	39,280

1751 Circle Lane SE Lacey, Washington 98503	2004	900	16,642

101 2nd Street Toledo, Washington 98591	2004	1,800	31,191

209 NE 1st Street Winlock, Washington 98586	2004	3,400	17,159

714 W. Main Street Chehalis, Washington 98532	2009	4,600	35,025

Loan Center/Data Center:

120 Lincoln Street Hoquiam, Washington 98550	2003	6,000	N/A

Administrative Offices:

305 8th Street Hoquiam, Washington 98550	2004	4,100	N/A

Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2016, the Bank operated 22 proprietary ATMs that are part of a nationwide cash exchange network.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of November 30, 2016, there were 6,951,468 shares of common stock issued and approximately 435 shareholders of record.  The following table sets forth the high and low sales prices of, and dividends paid on, the Company's common stock for each quarter during the years ended September 30, 2016 and 2015.  The high and low price information was provided by the Nasdaq Stock Market.

Fiscal 2016	High	Low	Dividends per Common Share
First Quarter (1)	$13.49	$10.22	$0.12
Second Quarter	12.99	12.16	0.08
Third Quarter	15.73	12.77	0.08
Fourth Quarter	15.75	14.71	0.09
Fiscal 2015	High	Low	Dividends per Common Share
First Quarter	$10.74	$10.39	$0.05
Second Quarter	11.57	10.25	0.06
Third Quarter	10.87	9.82	0.06
Fourth Quarter	11.20	9.91	0.07
____________
(1) Includes a special dividend of $0.05 in addition to the regular quarterly dividend.

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

The Company has had various stock repurchase programs since January 1998. On July 28, 2015, the Company announced a plan to repurchase 352,681 shares of the Company's common stock. This marked the Company's 17th stock repurchase plan. As of September 30, 2016, the Company has repurchased 130,788 of these shares at an average price of $11.69 per share. Cumulatively, since January 1998 the Company has repurchased 7,914,722 shares at an average price of $9.02 per share.

The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2016.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans

July 1, 2016 - July 31, 2016	—	$—	—	221,893

August 1, 2016 - August 31, 2016	—	—	—	221,893

September 1, 2016 - September 30, 2016	—	—	—	221,893

Total	—	$—	—	221,893

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $500 million to $1 Billion Asset Thrift Index, peer group indices.  Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2011.

Timberland Bancorp, Inc.

Total Return Performance
Timberland Bancorp, Inc.
NASDAQ Composite
SNL $500M-$1B Thrift Index
Index Value
450
400
350
300
250
200
150
100
50
09/30/11
09/30/12
09/30/13
09/30/14
09/30/15
09/30/16

	Year Ended
Index	9/30/2011	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016
Timberland Bancorp	$100.00	$148.51	$225.17	$267.81	$283.03	$420.61
NASDAQ Composite	100.00	130.53	160.26	193.28	201.01	234.02
SNL $500M-$1B Thrift Index *	100.00	125.76	154.97	171.58	202.61	230.59

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

	At September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$891,388	$815,815	$745,565	$745,648	$736,954
Loans receivable, net	663,146	604,277	564,853	546,193	537,053
Investment securities held to maturity	7,511	7,913	5,298	2,737	3,339
Investment securities available for sale	1,342	1,392	2,857	4,101	4,945
FHLB stock	2,204	2,699	5,246	5,452	5,655
Cash and due from financial institutions and interest-bearing deposits in banks	108,941	92,289	72,354	94,496	96,668
Certificates of deposit held for investment	53,000	48,611	35,845	30,042	23,490
OREO and other repossessed assets, net	4,117	7,854	9,092	11,720	13,302
Deposits	761,534	678,912	615,116	608,262	597,926
FHLB borrowings	30,000	45,000	45,000	45,000	45,000
Shareholders' equity	96,834	89,187	82,778	89,688	90,319

	Year Ended September 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$34,875	$31,168	$29,857	$30,237	$31,605
Interest expense	4,072	3,890	3,939	4,439	5,947
Net interest income	30,803	27,278	25,918	25,798	25,658
Provision for (recapture of) loan losses	—	(1,525)	—	2,925	3,500
Net interest income after provision for (recapture of) loan losses	30,803	28,803	25,918	22,873	22,158
Non-interest income	10,889	9,522	8,530	10,262	9,781
Non-interest expense	26,637	25,841	25,798	25,864	25,568
Income before federal income taxes	15,055	12,484	8,650	7,271	6,371
Provision for federal income taxes	4,901	4,192	2,800	2,514	1,781
Net income	10,154	8,292	5,850	4,757	4,590
Preferred stock dividends	—	—	(136)	(710)	(832)
Preferred stock discount accretion	—	—	(70)	(283)	(240)
Discount on redemption of preferred stock	—	—	—	255	—
Net income to common shareholders	$10,154	$8,292	$5,644	$4,019	$3,518

Net income per common share:
Basic	$1.48	$1.20	$0.82	$0.59	$0.52
Diluted	$1.43	$1.17	$0.80	$0.58	$0.52
Dividends per common share	$0.37	$0.24	$—	$—	$—
Dividend payout ratio (1)	25.39%	20.42%	19.97%	15.78%	N/A
_______________

(1)	Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2016	2015	2014	2013	2012
OTHER DATA:

Number of real estate loans outstanding	2,615	2,545	2,525	2,524	2,513
Deposit accounts	53,611	52,343	52,656	54,809	55,848
Full-service offices	22	22	22	22	22

	At or For the Year Ended September 30,
	2016	2015	2014	2013	2012
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	1.19%	1.07%	0.79%	0.64%	0.62%
Return on average equity (2)	11.00	9.70	7.08	5.27	5.21
Interest rate spread (3)	3.72	3.66	3.71	3.69	3.65
Net interest margin (4)	3.88	3.80	3.84	3.82	3.81
Average interest-earning assets to average interest-bearing liabilities	131.69	126.41	122.04	119.93	117.42
Non-interest expense as a percent of average total assets	3.13	3.33	3.50	3.49	3.48

Efficiency ratio (5)	63.89	70.22	74.89	71.72	72.15

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	0.45%	1.02%	2.08%	2.57%	4.19%
Non-performing assets as a percent of total assets (6)	0.88	1.84	2.94	3.75	5.19
Allowance for loan losses as a percent of total loans receivable, net (7)	1.46	1.62	1.81	2.00	2.15
Allowance for loan losses as a percent of non-performing loans (8)	326.66	160.30	88.96	79.28	52.48
Net charge-offs (recoveries) to average outstanding loans	0.02	(0.17)	0.12	0.65	0.66
Capital Ratios:
Total equity-to-assets ratio	10.86%	10.93%	11.10%	12.03%	12.26%
Average equity to average assets	10.84	11.01	11.20	12.19	11.98
__________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4)	Net interest income before provision for (recapture of) loan losses as a percentage of average interest-earning assets.

(5)	Non-interest expenses divided by the sum of net interest income and non-interest income.

(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, OREO and other repossessed assets.

(7)	Loans receivable is before the allowance for loan losses.

(8)	Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. Troubled debt restructured loans that are on accrual status are not included.

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

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2017 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's financial condition and results of operations as well as its stock price performance.

Critical Accounting Policies and Estimates

The Company has established various accounting policies that govern the application of GAAP in the preparation of the Company's Consolidated Financial Statements.  The Company has identified five policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements.  These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of MSRs, the determination of other than temporary impairment ("OTTI") in the market value of investment securities, the determination of goodwill impairment and the determination of the recorded value of OREO.  These policies and the judgments, estimates and assumptions are described in greater detail in subsequent sections of Management's Discussion and Analysis contained herein and in the notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K.  In particular, Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” generally describes the Company's accounting policies.  Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time.  However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

Operating Strategy

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Bank is a community-oriented bank which has traditionally offered a wide variety of savings products to its retail customers while concentrating its lending activities on real estate loans. In spite of persistently weak economic conditions and exceptionally low interest rates which have created an unusually challenging banking environment for an extended period, the Company experienced marked improvement in profitability in fiscal years 2016 and 2015 as net interest income and non-interest income increased. Credit related costs also decreased as real estate values modestly improved along with general economic conditions resulting in materially lower loan charge-offs and write-downs of OREO as compared to prior periods. Although there continue to be indications that economic conditions in the U.S., including Washington State where we hold substantially all of our loans and conduct all of our operations, are improving from the recessionary downturn, the pace of recovery has been modest and uneven, and ongoing stress in the economy will likely continue to be challenging going forward.  In response to the financial challenges in our market areas we have taken actions to manage our capital, reduce our exposure to speculative construction loans and land loans and maintain higher levels of on balance sheet liquidity. We continue to originate residential fixed-rate mortgage loans primarily for sale in the secondary market. We also continue to manage the growth of our commercial and multi-family real estate loan portfolios in a disciplined fashion while continuing to dispose of OREO properties and increase retail deposits.

We believe continued bank consolidation in western Washington will provide opportunities for the Company to increase market share within the communities it serves. We are currently pursuing the following strategies:

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

Portfolio diversification. In recent years, we have strictly limited the origination of speculative construction loans and land loans in favor of loans that possess credit profiles representing less risk to the Bank. We continue originating owner/builder and custom construction loans, multi-family loans, commercial business loans and certain commercial real estate loans which offer higher risk adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than fixed rate one-to four-family loans. We anticipate capturing more of each customer's banking relationship by cross selling our loan and deposit products and offering additional services to our customers.

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

Improve asset quality. We believe that strong asset quality is a key to our long-term financial success. We are focused on monitoring existing performing loans, resolving non-performing assets and selling foreclosed assets. Non-performing assets have decreased from $38.3 million at September 30, 2012, to $7.9 million at September 30, 2016. We continue to seek to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure.

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

Qualitative Aspects of Market Risk.  The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates.  The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the difference between asset and liability maturities and interest rates.  The principal element in achieving this objective is to increase the interest rate sensitivity of the Bank's interest-earning assets by retaining in its portfolio, short-term loans and loans with interest rates subject to periodic adjustments.  The Bank relies on retail deposits as its primary source of funds.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms of up to five years.

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

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by FIMAC Solutions, LLC (“FIMAC”), a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on a rate shock analysis prepared by FIMAC based on data at September 30, 2016, an immediate increase in interest rates of 100 basis points would increase the Bank’s projected net interest income by approximately 4.1%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period.  Conversely, an immediate decrease in interest rates of 100 basis points would decrease the Bank's projected net interest income by approximately 4.7%. See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  At September 30, 2016, adjustable-rate mortgage loans constituted $417.2 million, or 62.9%, of the Bank's total mortgage loan portfolio due after one year.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2016, the consumer, commercial business and construction portfolios amounted to $43.9 million, $41.8 million and $123.1 million, or 6.1%, 5.8% and 17.0% of total loans receivable, respectively.

Quantitative Aspects of Market Risk.  The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by FIMAC based on data at September 30, 2016.

Hypothetical	Net Interest Income (1)(2)			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario (3)	Value	from Base	from Base	Value	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$35,840	$5,230	17.08%	$192,968	$37,781	24.35%
+300	34,591	3,981	13.00	184,314	29,127	18.77
+200	33,276	2,666	8.71	174,959	19,772	12.74
+100	31,877	1,267	4.14	165,027	9,840	6.34
BASE	30,610	—	—	155,187	—	—
-100	29,159	(1,451)	(4.74)	141,079	(14,108)	(9.09)
___________

(1)	Does not include loan fees.

(2)	Includes BOLI income, which is included in non-interest income in the Consolidated Financial Statements.

(3)	No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 100 basis points has not been prepared.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results.  Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 9.1% decrease in NPV and a 4.7% decrease in net interest income.  In the event of a 100 basis point increase in interest rates, a 6.3% increase in NPV and a 4.1% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in increases in net interest income and NPV in a rising interest rate scenario and decreases in net interest income and NPV in a declining interest rate scenario.

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

Comparison of Financial Condition at September 30, 2016 and September 30, 2015

The Company's total assets increased by $75.6 million, or 9.3%, to $891.4 million at September 30, 2016 from $815.8 million at September 30, 2015.  The increase was primarily attributable to increases in net loans receivable, cash and cash equivalents and certificates of deposit ("CDs") held for investment, which were partially offset by a decrease in OREO and other repossessed assets.

Net loans receivable increased by $58.9 million, or 9.7%, to $663.1 million at September 30, 2016 from $604.3 million at September 30, 2015, primarily as a result of increases in custom and owner/builder construction loans, commercial real estate loans, multi-family loans, commercial business loans and consumer loans. These increases in net loans receivable were partially offset by decreases in commercial construction loans, multi-family construction loans and land loans.

The Company's total liabilities increased by $67.9 million, or 9.3%, to $794.6 million at September 30, 2016 from $726.6 million at September 30, 2015 primarily due to an increase in total deposits, which was partially offset by a decrease in FHLB borrowings. Total deposits increased by $82.6 million, or 12.2%, to $761.5 million at September 30, 2016 from $678.9 million at September 30, 2015, primarily as a result of increases in non-interest bearing, NOW checking, money market, and savings account balances.  These increases were partially offset by a decrease in CD account balances.

Shareholders' equity increased by $7.6 million, or 8.6%, to $96.8 million at September 30, 2016 from $89.2 million at September 30, 2015.   The increase was primarily due to net income for the year ended September 30, 2016 of $10.2 million, which was partially offset by dividends paid to shareholders of $2.6 million and repurchases of common stock totaling $820,000. As of September 30, 2016, the Company exceeded all regulatory capital requirements required for bank holding company regulatory purposes. For additional details see Note 16 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business - Regulation of the Company - Capital Requirements."

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $21.0 million, or 14.9%, to $161.9 million at September 30, 2016 from $140.9 million at September 30, 2015.    The increase was due to a $16.6 million increase in total cash and cash equivalents and a $4.4 million increase in CDs held for investment.  The Company continued to maintain high levels of liquidity primarily for asset-liability management purposes.

Investment Securities:  Investment securities decreased by $452,000, or 4.9%, to $8.9 million at September 30, 2016 from $9.3 million at September 30, 2015.  The decrease was primarily due to scheduled amortization and prepayments. For additional details on investment securities, see "Item 1. Business - Investment Activities" and Note 3 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Stock: FHLB stock decreased by $495,000, or 18.3%, to $2.2 million at September 30, 2016 from $2.7 million at September 30, 2015, due to stock redemptions by the FHLB. The required investment in FHLB stock decreased due to the decrease in FHLB borrowings.

Loans Held for Sale: Loans held for sale increased by $553,000, or 18.1%, to $3.6 million at September 30, 2016 from $3.1 million at September 30, 2015. The Company sells longer-term fixed-rate residential loans and the guaranteed portion of SBA commercial business loans for asset-liability management purposes and to generate non-interest income.  The Company sold $58.9 million in loans during the year ended September 30, 2016 compared to $57.5 million for the year ended September 30, 2015.

Loans Receivable, Net of Allowance for Loan Losses:  Net loans receivable increased by $58.9 million, or 9.7%, to $663.1 million at September 30, 2016 from $604.3 million at September 30, 2015.  The increase was primarily a result of a $30.1 million increase in custom and owner/builder construction loans, a $21.3 million increase in commercial real estate loans, a $10.0 million increase in multi-family loans, an $8.1 million increase in commercial business loans, a $5.0 million increase consumer loans, a $1.9 million increase in one- to four-family loans, a $1.4 million increase in speculative one- to four-family construction loans, and a $4.8 million decrease in undisbursed portion of construction loans in process. These increases were partially set offset by an $11.4 million decrease in commercial construction loans, an $8.0 million decrease in multi-family construction loans, and a $4.5 million decrease in land loans.

Loan originations increased by 1.9% to $267.4 million for the year ended September 30, 2016 from $262.4 million for the year ended September 30, 2015.  For additional information on loans, see "Item 1. Business - Lending Activities" and Note 4 to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment:  Premises and equipment decreased by $695,000, or 4.1%, to $16.2 million at September 30, 2016 from $16.9 million at September 30, 2015.  The decrease was primarily due to normal depreciation, which was partially offset by additions to premises and equipment from several remodeling projects at branch offices and capitalized technology costs.  In November 2016, the Company began a major remodel of the Edgewood branch that will cost approximately $1.0 million. The remodel is anticipated to be completed in March 2017. For additional information on premises and equipment, see "Item 2. Properties" and Note 6 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

OREO and Other Repossessed Assets:  OREO and other repossessed assets decreased by $3.8 million, or 47.6%, to $4.1 million at September 30, 2016 from $7.9 million at September 30, 2015.  The decrease was primarily due to the disposition of $3.8 million in OREO properties and other repossessed assets and OREO valuation write-downs of $434,000. These decreases in OREO and other repossessed assets were partially offset by the addition of $307,000 in OREO properties and $142,000 in capitalized improvements to OREO properties. At September 30, 2016, the OREO balance was comprised of 22 individual properties and one other repossessed asset.  The properties consisted of 14 land parcels totaling $2.3 million, five single family homes totaling $1.1 million, three commercial real estate properties totaling $648,000 and one mobile home of $67,000.  The largest OREO property at September 30, 2016 was land located in Lewis County with a balance of $957,000.  For additional information on OREO and other repossessed assets, see "Item 1. Business - Lending Activities - Other Real Estate Owned and Other Repossessed Assets" and Note 7 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased by $551,000, or 3.0%, to $18.7 million at September 30, 2016 from $18.2 million at September 30, 2015 due to net BOLI earnings, representing the increase in cash surrender value.

Goodwill:  The recorded amount of goodwill of $5.7 million at September 30, 2016 remained unchanged from September 30, 2015.  The Company performed its annual review of goodwill during the quarter ended June 30, 2016 and determined that there was no impairment.  For additional information on goodwill, see Note 1 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

MSRs:  MSRs increased by $95,000, or 6.4%, to $1.6 million at September 30, 2016 from $1.5 million at September 30, 2015, primarily due to the addition of $650,000 in capitalized MSRs for new loans being serviced, which was partially offset by amortization of $555,000. The principal amount of loans serviced for Freddie Mac and the SBA increased by $8.8 million, or 2.7%, to $340.3 million at September 30, 2016 from $331.5 million at September 30, 2015.  For additional information on MSRs, see Note 5 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Deposits: Deposits increased by $82.6 million, or 12.2%, to $761.5 million at September 30, 2016 from $678.9 million at September 30, 2015.  The increase was primarily a result of a $30.9 million increase in non-interest bearing demand account balances, a $23.2 million increase in NOW checking account balances, a $21.5 million increase in money market account balances, and a $13.2 million increase in savings account balances.  These increases were partially offset by a $6.1 million decrease in CD account balances.  The increase in non-interest bearing demand account and NOW checking account balances was primarily due to increased commercial and consumer checking accounts as the Company continued to emphasize increasing its transaction accounts base. The Company also experienced deposit inflows due to a number of customers transferring funds from other financial institutions during the year ended September 30, 2016.  The decrease in CD account balances was primarily due to the Company opting not to match interest rates offered by competitors. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Borrowings: FHLB borrowings decreased by $15.0 million, or 33.3%, to $30.0 million at September 30, 2016 from $45.0 million at September 30, 2015. The Company prepaid a $15.0 million borrowing on September 30, 2016 which cost approximately $54,000 in interest per month and incurred a $138,000 prepayment penalty. At September 30, 2016, remaining FHLB borrowings consisted of two $15.0 million long-term FHLB borrowings with scheduled maturities in August 2016 and

September 2017, which bear interest at rates of 4.27% and 3.69%, respectively. Their maturities are expected to significantly reduce the Company's interest expense. For additional information on borrowings, see "Item 1, Business - Deposit Activities and Other Sources of Funds - Borrowings" and Note 9 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Shareholders' Equity:  Total shareholders' equity increased by $7.6 million, or 8.6%, to $96.8 million at September 30, 2016 from $89.2 million at September 30, 2015.  The increase was primarily due to net income of $10.2 million for the year ended September 30, 2016, which was partially offset by the payment of $2.6 million in dividends to common shareholders and the repurchase of 66,000 shares of the Company's common stock for $820,000. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2016 and 2015

Net income for the year ended September 30, 2016 increased by $1.86 million, or 22.5%, to $10.15 million from $8.29 million for the year ended September 30, 2015.  Net income per diluted common share increased by $0.26, or 22.2%, to $1.43 for the year ended September 30, 2016 from $1.17 for the year ended September 30, 2015. The increase in net income was primarily due to increases in net interest income and non-interest income, which was partially offset by a decrease in the recapture of loan losses, an increase in non-interest expense, and an increase in the provision for federal income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $3.53 million, or 12.9%, to $30.80 million for the year ended September 30, 2016 from $27.28 million for the year ended September 30, 2015.  The increase in net interest income was due to an increase in interest income, which was partially offset by an increase in interest expense.

Total interest and dividend income increased by $3.71 million, or 11.9%, to $34.88 million for the year ended September 30, 2016 from $31.17 million for the year ended September 30, 2015, primarily due to a $76.84 million increase in the average balance of total interest-bearing assets to $794.7 million from $717.9 million. Interest income on loans receivable and loans held for sale increased by $3.18 million, to $33.58 million for the year ended September 30, 2016 from $30.40 million for the year ended September 30, 2015, primarily due to an increase in the average balance of net loans receivable and loans held for sale of $46.95 million during the year. Average loan yields increased thirteen basis points compared to the year ended September 30, 2016, as the percentage of higher yielding nonresidential mortgage loans as a percentage of total mortgage loans increased. Also contributing to the increase in the average loan yield and the increase in interest and dividend income was a $454,000 increase in non-accrual interest and prepayment penalties collected during the year ended September 30, 2016.

Total interest expense increased by $182,000 to $4.07 million, or 4.7%, for the year ended September 30, 2016 from $3.89 million for the year ended September 30, 2015, primarily due to a $138,000 prepayment penalty on a $15.00 million FHLB borrowing (that was repaid before its scheduled maturity date of December 21, 2016) and a $35.58 million increase in average interest-bearing liabilities to $603.48 million for the year ended September 30, 2016 from $567.89 million for the year ended September 30, 2015. Partially offsetting these increases was a decrease in the average rate paid on interest-bearing liabilities to 0.67% for the year ended September 30, 2016 from 0.68% for the year ended September 30, 2015.

The net interest margin increased eight basis points to 3.88% for the year ended September 30, 2016 from 3.80% for the year ended September 30, 2015, as the yield on interest-bearing assets increased to 4.39% for the year ended September 30, 2016 from 4.34% for the year ending September 30, 2015. The net interest margin for the year was also increased by the collection of $454,000 of non-accrual interest and prepayment penalties, which was partially offset by the payment of a $138,000 FHLB borrowing prepayment penalty.

Provision for (Recapture of) Loan Losses: There was no provision for (recapture of) loan losses for the year ended September 30, 2016 compared to a recapture of loan losses of $1.53 million for the year ended September 30, 2015. There were net charge-offs of $98,000 for the year ended September 30, 2016 compared to net recoveries of $1.02 million for the year ended September 30, 2015.  The net charge-offs (recoveries) to average outstanding loans ratio was 0.02% for the year ended September 30, 2016 and (0.17)% for the year ended September 30, 2015. The recapture of loan losses for the year ended September 30, 2015 was primarily due to the level of net recoveries and improvements in other underlying credit quality metrics in the loan portfolio. The level of delinquent loans (loans 30 or more days past due) decreased by $3.70 million, or 51.6%, to $3.47 million at September 30, 2016 from $7.17 million at September 30, 2015 and the level of loans graded substandard decreased by $7.68 million, or 60.4%, to $5.04 million at September 30, 2016 from $12.72 million at September 30, 2015. Non-accrual loans decreased by $3.17 million, or 52.4%, to $2.87 million at September 30, 2016 from $6.04 million at September 30, 2015.

The Company has established a comprehensive methodology for determining the provision for (recapture of) loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve or write-down to be applied against each loan.  The aggregate principal impairment amount determined at September 30, 2016 was $776,000 compared to $1.01 million at September 30, 2015.

Based on the comprehensive methodology, management believes the allowance for loan losses of $9.83 million at September 30, 2016 (1.46% of loans receivable and 326.7% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1. Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income increased by $1.37 million, or 14.4%, to $10.89 million for the year ended September 30, 2016 from $9.52 million for the year ended September 30, 2015.  This increase was primarily due to a $597,000 increase in ATM and debit card interchange transaction fees, a $354,000 increase in service charges on deposits, a $270,000 increase in servicing income on loans sold, a $171,000 increase in gain on sales of loans, and smaller increases in several other categories, which was partially offset by a $155,000 increase in OTTI on investment securities.

The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions and the receipt of a one-time $262,000 incentive payment from the Company's debit card issuer for meeting certain sales and retention targets since the conversion to the new card issuer in 2014. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines. The increase in servicing income on loans sold was primarily due to a decrease in the amortization of MSRs. The increase in gain on sales of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans and the sale of the guaranteed portion of SBA loans sold during the year. The increase in OTTI expense was primarily due to the recognition of additional credit loss on three private label mortgage-backed securities.

Non-interest Expense:   Total non-interest expense increased by $796,000, or 3.1%, to $26.64 million for the year ended September 30, 2016 from $25.84 million for the year ended September 30, 2015.  This increase was primarily due to a $721,000 increase in salaries and employee benefits expense, a $303,000 difference in the loss (gain) on sales/dispositions of premises and equipment, a $156,000 increase in ATM and debit card interchange transaction fees expense, and smaller increases in several other categories. These increases were partially offset by a $256,000 decrease in OREO and other repossessed assets expense, a $172,000 decrease in professional fees expense, and smaller decreases in several other categories.

The increase in salaries and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending and operations personnel. The difference in the loss (gain) on sales/dispositions of premises and equipment was primarily due to a $299,000 gain on the sale of excess land adjacent to the Company's Lacey branch during the year ended September 30, 2015. The increase in ATM and debit card interchange transaction fees expense was primarily due to increased debit card transaction volume and the recognition of costs associated with the Company's upcoming conversion to EMV chip cards. The decrease in OREO and other repossessed assets expense was primarily due to a decrease in the level of valuation write-downs based on updated appraisals received on OREO properties. The decrease in professional fees was primarily due to the recovery of expenses on several non-accrual loans that were paid off during the year ended September 30, 2016.

Provision for Federal Income Taxes: The provision for federal income taxes increased by $709,000, or 16.9% to $4.90 million for the year ended September 30, 2016 from $4.19 million for the year ended September 30, 2015, primarily due to increased income before federal income taxes. The Company's effective federal income tax rate was 32.6% for the year ended September 30, 2016 compared to 33.6% for the year ended September 30, 2015. For additional information on federal income taxes, see Note 11 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2015 and 2014

Net income for the year ended September 30, 2015 increased by $2.44 million, or 41.7%, to $8.29 million from $5.85 million for the year ended September 30, 2014.  Net income to common shareholders increased $2.65 million, or 46.9%, to $8.29 million for the year ended September 30, 2015 from $5.64 million for the year ended September 30, 2014.  Net income per diluted common share increased $0.37, or 46.3%, to $1.17 for the year ended September 30, 2015 from $0.80 for the year ended September 30, 2014. The increase in net income was primarily due to a recapture of loan losses, and increases in net interest income and non-interest income, which was partially offset by an increase in the provision for federal income taxes.

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

Total interest and dividend income increased by $1.31 million, or 4.4%, to $31.17 million for the year ended September 30, 2015 from $29.86 million for the year ended September 30, 2014, primarily due to a $42.40 million increase in the average balance of total interest-bearing assets to $717.88 million from $675.48 million, which was partially offset by a decrease in the average yield on interest-bearing assets to 4.34% from 4.42%. Also contributing to the increase in interest and dividend income was the collection of $284,000 of non-accrual interest during the year ended September 30, 2015.

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

Based on the comprehensive methodology, management deemed the allowance for loan losses of $9.92 million at September 30, 2015 (1.61% of loans receivable and loans held for sale and 160.3% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

Non-interest Income: Total non-interest income increased by $992,000, or 11.6%, to $9.52 million for the year ended September 30, 2015 from $8.53 million for the year ended September 30, 2014.  This increase was primarily due to a $597,000 increase in gain on sales of loans, a $238,000 increase in ATM and debit card interchange transaction fees, and smaller increases in several other categories, which was partially offset by a $123,000 decrease in service charges on deposits.

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

Non-interest Expense:   Total non-interest expense increased by $43,000, or 0.2%, to $25.84 million for the year ended September 30, 2015 from $25.80 million for the year ended September 30, 2014.  The increase was primarily attributable to a $317,000 increase in data processing and telecommunications expense, a $175,000 increase in premises and equipment expense, and smaller increases in several other expense categories. These increases were partially offset by an $187,000 decrease in loan administration and foreclosure expense, a $289,000 increase on the gain on sale / disposition of premises and equipment, and smaller decreases in several other expense categories.

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

Provision for Federal Income Taxes: The provision for federal income taxes increased by $1.39 million, or 49.7% to $4.19 million for the year ended September 30, 2015 from $2.80 million for the year ended September 30, 2014, primarily due to increased income before federal income taxes. The Company's effective federal income tax rate was 33.6% for the year ended September 30, 2015 compared to 32.4% for the year ended September 30, 2014.

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

	Year Ended September 30,
	2016				2015			2014
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
					(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$643,698		$33,580	5.22%	$596,750	$30,397	5.09%	$567,251	$29,205	5.15%
Investment securities (2)	8,123		287	3.52	6,964	249	3.58	6,782	259	3.82
FHLB stock and mutual funds	3,723		106	2.85	5,396	31	0.57	6,332	27	0.44
Interest-bearing deposits	139,180	109	902	0.65	108,773	491	0.45	95,110	366	0.38
Total interest-earning assets	794,724		34,875	4.39	717,883	31,168	4.34	675,475	29,857	4.42
Non-interest-earning assets	56,969				58,270			62,432

Total assets	$851,693				$776,153			$737,907

Interest-bearing liabilities:
Savings accounts	$115,336		63	0.05	$102,303	53	0.05	$92,606	46	0.05
Money market accounts	105,836		327	0.31	94,881	274	0.29	94,894	246	0.26
NOW accounts	186,272		456	0.24	165,895	450	0.27	156,954	440	0.28
Certificates of deposit	151,072		1,195	0.79	159,815	1,227	0.77	164,014	1,334	0.81
Long-term borrowings (3)	44,959		2,031	4.52	45,000	1,886	4.19	45,000	1,873	4.16
Total interest bearing liabilities	603,475		4,072	0.67	567,894	3,890	0.68	553,468	3,939	0.71
Non-interest bearing deposits	152,085				119,599			98,454
Other liabilities	3,809				3,208			3,367
Total liabilities	759,369				690,701			655,289

Shareholders' equity	92,324				85,452			82,618
Total liabilities and shareholders' equity	$851,693				$776,153			$737,907

Net interest income			$30,803			$27,278			$25,918
Interest rate spread				3.72%			3.66%			3.71%
Net interest margin (4)				3.88%			3.80%			3.84%
Ratio of average interest-earning assets to average interest-bearing liabilities				131.69%			126.41%			122.04%
_______________________________________________

(1)
Does not include interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (year ended September 30, 2016 - $1,095; year ended September 30, 2015 - $798; and year ended September 30, 2014 - $739) are included with interest and dividends.

(2)	Average balances includes loans and investment securities on non-accrual status.

(3)	Includes FHLB borrowings with original maturities of one year or greater. Includes a pre-payment penalty of $138 for the year ended September 30, 2016.

(4)	Net interest income divided by total average interest earning assets.

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

	Year Ended September 30, 2016 Compared to Year Ended September 30, 2015 Increase (Decrease) Due to				Year Ended September 30, 2015 Compared to Year Ended September 30, 2014 Increase (Decrease) Due to
	Rate		Volume	Net Change	Rate	Volume	Net Change
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$747		$2,436	$3,183	$73	$1,119	$1,192
Investment securities	1		37	38	(10)	—	(10)
FHLB stock and mutual funds	74		1	75	4	—	4
Interest-bearing deposits	251		160	411	68	57	125
Total net change in income on interest-earning assets	1,073		2,634	3,707	135	1,176	1,311

Interest-bearing liabilities:
Savings accounts	4		6	10	2	5	7
Money market accounts	20		33	53	28	—	28
NOW accounts	(10)		16	6	(1)	11	10
Certificates of deposit	—		(32)	(32)	(74)	(33)	(107)
FHLB borrowings	144		1	145	13	—	13
Total net change in expense on interest-bearing liabilities	158		24	182	(32)	(17)	(49)
Net change in net interest income	$915	—	$2,610	$3,525	$167	$1,193	$1,360
______________

(1)	Excludes interest on loans on non-accrual status. Includes loans held for sale and interest earned on loans held for sale.

Liquidity and Capital Resources

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing investment securities and FHLB borrowings.  While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2016, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 20.6%.  At September 30, 2016, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank had $235.4 million available for additional borrowings with the FHLB at September 30, 2016. The Bank also has a LOC of up to $22.0 million with the FHLB for the purpose of collateralizing Washington State public deposits, all of which was available to be drawn upon at September 30, 2016. The LOC amount reduces the Bank's available borrowings under the FHLB advance agreement. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2016, the Bank had no outstanding balance on this borrowing line, under which $60.4 million was available for future borrowings. The Bank also maintains a $10.0 million overnight borrowing line with PCBB. At September 30, 2016, the Bank did not have an outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of loans.  During the years ended September 30, 2016, 2015 and 2014, the Bank originated $267.4 million, $262.4 million and $184.9 million of loans, respectively.  At September 30, 2016, the Bank had loan commitments totaling $68.6 million and undisbursed loans in process totaling $48.6 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from September 30, 2016 totaled $88.1 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2016, 2015 and 2014, the Bank sold $58.9 million, $57.5 million and $33.4 million in loans and loan participation interests, respectively.  During the years ended September 30, 2016, 2015 and 2014, the Bank received $155.4 million, $148.8 million and $124.6 million in principal repayments, respectively.

The Bank’s liquidity has been impacted by increases in deposit levels.  During the years ended September 30, 2016, 2015 and 2014, deposits increased by $82.6 million, $63.8 million and $6.9 million, respectively.

Cash and cash equivalents, CDs held for investment and investment securities increased to $170.8 million at September 30, 2016 from $150.2 million at September 30, 2015.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include principal and interest payments on the loan receivable from the Employee Stock Ownership Plan ("ESOP"), distributions from the Bank and the issuance of debt or equity securities. At September 30, 2016, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $1.3 million.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2016, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details see Note 16 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

Contractual obligations.  The following table presents, as of September 30, 2016, the Company’s significant fixed and determinable contractual obligations, within the categories described below, by payment date or contractual maturity.  These contractual obligations, except for the operating lease obligations are included in the Consolidated Balance Sheet.  The payment amounts represent those amounts contractually due at September 30, 2016.

	Payments due by period
	Less than 1 year	1 year through 3 years	After 3 years through 5 years	After 5 years	Total
Contractual obligations
	(Dollars in thousands)
Long-term debt obligations	$30,000	$—	$—	$—	$30,000
Operating lease obligations	302	598	410	—	1,310
Total contractual obligations	$30,302	$598	$410	$—	$31,310

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

Item 8.  Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	65
Consolidated Balance Sheets as of September 30, 2016 and 2015	66
Consolidated Statements of Income for the Years Ended
September 30, 2016, 2015 and 2014	68
Consolidated Statements of Comprehensive Income for the
Years Ended September 30, 2016, 2015 and 2014	70
Consolidated Statements of Shareholders' Equity for the
Years Ended September 30, 2016, 2015 and 2014	71
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2016, 2015 and 2014	73
Notes to Consolidated Financial Statements	75

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Timberland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2016. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 9, 2016, expressed an unqualified opinion thereon.

/s/ Delap LLP

Lake Oswego, Oregon
December 9, 2016

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

	2016	2015
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$16,686	$14,014
Interest-bearing deposits in banks	92,255	78,275
Total cash and cash equivalents	108,941	92,289

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	53,000	48,611
Investment securities held to maturity, at amortized cost (estimated fair value $8,395 and $8,894)	7,511	7,913
Investment securities available for sale	1,342	1,392
Federal Home Loan Bank of Des Moines (“FHLB”) stock	2,204	2,699
Loans held for sale	3,604	3,051
Loans receivable, net of allowance for loans losses of $9,826 and $9,924	663,146	604,277
Premises and equipment, net	16,159	16,854
Other real estate owned (“OREO”) and other repossessed assets, net	4,117	7,854
Accrued interest receivable	2,348	2,170
Bank owned life insurance (“BOLI”)	18,721	18,170
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,573	1,478
Other assets	3,072	3,407
Total assets	$891,388	$815,815

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$172,283	$141,388
Interest-bearing	589,251	537,524
Total deposits	761,534	678,912

FHLB borrowings	30,000	45,000
Other liabilities and accrued expenses	3,020	2,716
Total liabilities	794,554	726,628

Commitments and contingencies (See Note 14)
See notes to consolidated financial statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Shareholders’ equity	2016	2015
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,943,868 shares issued and outstanding - September 30, 2016 6,988,848 shares issued and outstanding - September 30, 2015	9,961	10,293
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(661)	(926)
Retained earnings	87,709	80,133
Accumulated other comprehensive loss	(175)	(313)
Total shareholders’ equity	96,834	89,187
Total liabilities and shareholders’ equity	$891,388	$815,815
See notes to consolidated financial statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
Interest and dividend income
Loans receivable and loans held for sale	$33,580	$30,397	$29,205
Investment securities	287	249	259
Dividends from mutual funds and FHLB stock	106	31	27
Interest-bearing deposits in banks and CDs	902	491	366
Total interest and dividend income	34,875	31,168	29,857

Interest expense
Deposits	2,041	2,004	2,066
FHLB borrowings	2,031	1,886	1,873
Total interest expense	4,072	3,890	3,939

Net interest income	30,803	27,278	25,918

Recapture of loan losses	—	(1,525)	—

Net interest income after recapture of loan losses	30,803	28,803	25,918

Non-interest income
Recoveries (other than temporary impairment “OTTI”) on investment securities	(29)	—	7
Adjustment for portion of OTTI recorded as (transferred from) other comprehensive income (before income taxes)	(139)	(13)	52
Net recoveries (OTTI) on investment securities	(168)	(13)	59

Gain (loss) on sales of investment securities	—	45	(32)
Service charges on deposits	3,969	3,615	3,738
ATM and debit card interchange transaction fees	3,261	2,664	2,426
BOLI net earnings	551	538	530
Gain on sales of loans, net	1,781	1,610	1,013
Escrow fees	214	206	158
Servicing income (loss) on loans sold	266	(4)	(139)
Fee income from non-deposit investment sales	111	41	68
Other, net	904	820	709
Total non-interest income, net	10,889	9,522	8,530
 See notes to consolidated financial statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
Non-interest expense
Salaries and employee benefits	$13,921	$13,200	$13,294
Premises and equipment	3,130	3,053	2,878
Loss (gain) on sales/dispositions of premises and equipment, net	7	(296)	(7)
Advertising	753	779	742
OREO and other repossessed assets, net	662	918	1,010
ATM and debit card interchange transaction fees	1,377	1,221	1,096
Postage and courier	413	429	446
State and local taxes	572	561	479
Professional fees	657	829	792
Federal Deposit Insurance Corporation ("FDIC") insurance	448	593	636
Loan administration and foreclosure	321	269	456
Data processing and telecommunications	1,896	1,767	1,450
Deposit operations	912	812	759
Other	1,568	1,706	1,767
Total non-interest expense, net	26,637	25,841	25,798

Income before federal income taxes	15,055	12,484	8,650

Provision for federal income taxes	4,901	4,192	2,800
Net income	10,154	8,292	5,850

Preferred stock dividends	—	—	(136)
Preferred stock discount accretion	—	—	(70)
Net income to common shareholders	$10,154	$8,292	$5,644

Net income per common share
Basic	$1.48	$1.20	$0.82
Diluted	$1.43	$1.17	$0.80

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
Comprehensive income
Net income	$10,154	$8,292	$5,850
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $0, ($2), and ($32), respectively	1	(4)	(63)
Reclassification adjustment for gain on sale of investment securities available for sale included in net income, net of income taxes of $0,( $15) and $0, respectively	—	(30)	—
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $7, $7, and $7, respectively	12	13	13
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $49, $4, and $11, respectively	90	9	21
Accretion of OTTI on investment securities held to maturity, net of income taxes of $18, $20, and $27, respectively	35	38	52

Total other comprehensive income, net of income taxes	$138	$26	$23

Total comprehensive income	$10,292	$8,318	$5,873

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2016, 2015 and 2014

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Comprehensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2013	12,065	7,045,036	$11,936	$10,570	$(1,454)	$68,998	$(362)	$89,688

Net income	—	—	—	—	—	5,850	—	5,850
Other comprehensive income	—	—	—	—	—	—	23	23
Accretion of preferred stock discount	—	—	70	—	—	(70)	—	—
Redemption of preferred stock	(12,065)	—	(12,006)	—	—	(59)	—	(12,065)
Exercise of stock options	—	5,000	—	23	—	—	—	23
Forfeiture of MRDP (1) shares	—	(2,700)	—	—	—	—	—	—
5% preferred stock dividends	—	—	—	—	—	(58)	—	(58)
Common stock dividends ($0.16 per common share)	—	—	—	—	—	(1,127)	—	(1,127)
Earned ESOP shares, net of income taxes	—	—	—	64	264	—	—	328
MRDP compensation expense, net of income taxes	—	—	—	4	—	—	—	4
Stock option compensation expense	—	—	—	112	—	—	—	112

Balance, September 30, 2014	—	7,047,336	—	10,773	(1,190)	73,534	(339)	82,778

Net income	—	—	—	—	—	8,292	—	8,292
Other comprehensive income	—	—	—	—	—	—	26	26
Repurchase of common stock	—	(64,788)	—	(709)	—	—	—	(709)
Exercise of stock options	—	6,300	—	30	—	—	—	30
Common stock dividends ($0.24 per common share)	—	—	—	—	—	(1,693)	—	(1,693)
Earned ESOP shares, net of income taxes	—	—	—	72	264	—	—	336
Stock option compensation expense	—	—	—	127	—	—	—	127

Balance, September 30, 2015	—	6,988,848	—	10,293	(926)	80,133	(313)	89,187
(1) 1998 Management Recognition and Development Plan (“MRDP”).
See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2016, 2015 and 2014

	Number of Shares		Amount		Unearned Shares Issued to ESOP		Accumulated Other Comprehensive Loss
	Preferred Stock	Common Stock	Preferred Stock	Common Stock		Retained Earnings		Total
September 30, 2015	—	6,988,848	$—	$10,293	$(926)	$80,133	$(313)	$89,187

Net income	—	—	—	—	—	10,154	—	10,154
Other comprehensive income	—	—	—	—	—	—	138	138
Repurchase of common stock	—	(66,000)	—	(820)	—	—	—	(820)
Exercise of stock options	—	21,020	—	159	—	—	—	159
Common stock dividends ($0.37 per common share)	—	—	—	—	—	(2,578)	—	(2,578)
Earned ESOP shares, net of income taxes	—	—	—	139	265	—	—	404
Stock option compensation expense	—	—	—	190	—	—	—	190

Balance, September 30, 2016	—	6,943,868	$—	$9,961	$(661)	$87,709	$(175)	$96,834

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities
Net income	$10,154	$8,292	$5,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,328	1,356	1,244
Deferred federal income taxes	283	196	451
Amortization of core deposit intangible ("CDI")	—	3	116
Earned ESOP shares	265	264	264
MRDP compensation expense	—	—	2
Stock option compensation expense	153	125	104
Stock option tax effect less excess tax benefit	12	1	4
(Gain) loss on sales of investment securities	—	(45)	32
Net OTTI (recoveries) on investment securities	168	13	(59)
Gain on sales of OREO and other repossessed assets, net	(47)	(110)	(169)
Provision for OREO losses	435	644	605
Gain on sales of loans, net	(1,781)	(1,610)	(1,013)
Loss (gain) on sales/dispositions of premises and equipment, net	7	(296)	(7)
Recapture of loan losses	—	(1,525)	—
Loans originated for sale	(57,354)	(54,490)	(31,320)
Proceeds from sales of loans	58,582	53,948	33,345
Amortization of MSRs	555	841	969
BOLI net earnings	(551)	(538)	(530)
Increase in deferred loan origination fees	36	447	36
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(592)	36	(1,301)
Net cash provided by operating activities	11,653	7,552	8,623

Cash flows from investing activities
Net increase in CDs held for investment	(4,389)	(12,766)	(5,803)
Purchase of investment securities held to maturity	—	(2,988)	(3,003)
Proceeds from maturities and prepayments of investment securities held to maturity	489	509	583
Proceeds from maturities and prepayments of investment securities available for sale	53	242	355
Proceeds from sales of investment securities available for sale	—	1,219	856
Purchase of FHLB stock	(105)	—	—
Proceeds from redemption of FHLB stock	600	2,547	206
Increase in loans receivable, net	(59,212)	(40,016)	(23,522)
Additions to premises and equipment	(640)	(700)	(1,189)
Capitalized improvements to OREO	(142)	(3)	(47)
Proceeds from sales of OREO and other repossessed assets	3,798	2,377	7,065
Proceeds from sales/dispositions of premises and equipment	—	465	37
Net cash used in investing activities	(59,548)	(49,114)	(24,462)
See notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from financing activities
Net increase in deposits	$82,622	$63,796	$6,854
Repayment of FHLB borrowings	(15,000)	—	—
ESOP tax effect	139	72	64
MRDP compensation tax effect	—	—	2
Proceeds from exercise of stock options	159	30	23
Stock option excess tax benefit	25	1	4
Repurchase of preferred stock	—	—	(12,065)
Repurchase of common stock	(820)	(709)	—
Payment of dividends	(2,578)	(1,693)	(1,185)
Net cash provided by (used in) financing activities	64,547	61,497	(6,303)

Net increase (decrease) in cash and cash equivalents	16,652	19,935	(22,142)

Cash and cash equivalents
Beginning of period	92,289	72,354	94,496
End of period	$108,941	$92,289	$72,354

Supplemental disclosure of cash flow information
Income taxes paid	$4,412	$3,663	$2,888
Interest paid	3,976	3,899	3,961

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$307	$2,120	$6,108
Other comprehensive income related to investment securities	138	26	23
Loans originated to facilitate the sale of OREO	—	450	1,282

See notes to consolidated financial statements

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

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

Certain prior year amounts have been reclassified to conform to the 2016 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

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
September 30, 2016 and 2015

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

Cash and Cash Equivalents and Cash Flows

The Company considers amounts included in the consolidated balance sheets’ captions “Cash and due from financial institutions” and “Interest-bearing deposits in banks,” all of which mature within ninety days, to be cash equivalents for purposes of reporting cash flows.  Cash flows from loans, deposits, FHLB borrowings and repurchase agreements are reported net in the accompanying consolidated statements of cash flows.

Interest-bearing deposits in banks as of September 30, 2016 and 2015 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $88,420,000 and $70,975,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed FDIC insurance limits of $250,000.  Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

CDs Held for Investment

CDs held for investment include amounts invested with other FDIC-insured financial institutions for a stated interest rate and with a fixed maturity date. Such CDs generally have a maturity of 12 to 24 months from the date of purchase by the Company. Early withdrawal penalties may apply; however, the Company intends to hold these CDs to maturity. The Company generally limits its purchases of CDs to a maximum of $250,000 (the FDIC insurance coverage limit) with any single financial institution.

Investment Securities

Investment securities are classified upon acquisition as either held to maturity or available for sale.  Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reflected at amortized cost.  Investment securities classified as available for sale are reflected at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of income tax effects.  Premiums and discounts are amortized to earnings using the interest method over the contractual lives of the securities.  Gains and losses on sales of investment securities are recognized on the trade date and determined using the specific identification method.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

FHLB Stock

The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12% of the Bank's total assets plus 4.00% of borrowings from the FHLB.  No ready market exists for this stock, and it has no quoted market value. However, redemption of FHLB stock has historically been at par value. The Company's investment in FHLB stock is carried at cost, which approximates fair value.

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2016 and 2015.

Loans Held for Sale

Mortgage loans and commercial business loans originated and intended for sale in the secondary market are stated in the aggregate at the lower of cost or estimated fair value.  Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.  Gains or losses on sales of loans are recognized at the time of sale.  The gain or loss is the difference between the net sales proceeds and the recorded value of the loans, including any remaining unamortized deferred loan origination fees.

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

The Company charges fees for originating loans.  These fees, net of certain loan origination costs, are deferred and amortized to income on the level-yield basis over the loan term.  If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in income at the time of repayment.

Troubled Debt Restructured Loans

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a significant concession to the borrower that the Company would not otherwise consider. Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. Troubled debt restructured loans are considered impaired and are individually evaluated for impairment. Troubled debt restructured loans are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for probable losses inherent in the loan portfolio.  The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific and general components.  The specific component relates to loans that are deemed impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value less selling costs (if applicable), or observable market price of the impaired loan is lower than the recorded value of that loan.  The general component covers non-classified loans and classified loans that are not evaluated individually for impairment and is based on historical loss experience adjusted for qualitative factors.  The Company's historical loss experience is determined by evaluating the average net charge-offs over the most recent economic cycle, but not to exceed six years. Qualitative factors are determined by loan type and allow management to adjust reserve levels to reflect the current general economic environment and portfolio performance trends including recent charge-off trends.  Allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, the duration of the current business cycle, and regulatory requirements and expectations.  The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time consolidated financial statements are prepared.

In accordance with GAAP, a loan is considered impaired when it is probable that a creditor will be unable to collect all amounts (principal and interest) when due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral, reduced by estimated costs to sell (if applicable), or observable market price is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. If real estate values decline and as updated appraisals are received on collateral for impaired loans, the Company may need to increase the allowance for loan losses appropriately. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

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
September 30, 2016 and 2015

automobiles - five years.  The cost of maintenance and repairs is charged to expense as incurred.  Gains and losses on dispositions are reflected in earnings.

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets.  No events or changes in circumstances have occurred during the years ended September 30, 2016 or 2015 that would cause management to evaluate the recoverability of the Company’s long-lived assets.

OREO and Other Repossessed Assets

OREO and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.  The valuation of real estate is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received.

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

The Company performed its fiscal year 2016 goodwill impairment test during the quarter ended June 30, 2016 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2016 and the step one test concluded that the reporting unit's fair value was greater than its recorded value, and, therefore, the recorded value of goodwill as of May 31, 2016 was not impaired. Accordingly, step two of the analysis was not necessary.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The discounted cash flow income approach analysis uses a reporting unit's projection of estimated operating results and cash flows and discounts them using a rate that reflects current market conditions. The projection uses management's estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Key assumptions used by the Company in its discounted cash flow model (income approach) included an annual loan growth rate that ranged from 3.00% to 3.90%, an annual deposit growth rate that ranged from 2.50% to 3.50% and a return on assets that ranged from 0.90% to 1.10%. In addition to the above projections of estimated operating results, key assumptions used to determine the fair value estimate under this approach were the discount rate of 10.6% and the residual capitalization rate of 7.6%. The discount rate used was the cost of equity capital. The cost of equity capital was based on the capital asset pricing model ("CAPM"), modified to account for a small stock premium. The small stock premium represents the additional return required by investors for small stocks based on the Duffs and Phelps 2016 Valuation Handbook. Beyond the approximate five-year forecast period, residual free cash flows were estimated to increase at a constant rate into perpetuity. These cash flows were converted to a residual value using an appropriate residual capitalization rate. The residual capitalization rate was equal to the discount rate minus the expected long-term growth rate of cash flows. Based on historical results, the economic climate, the outlook for the industry and management's expectations, a long-term growth rate of 3.0% was estimated.

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

As of September 30, 2016, management believes that there had been no events or changes in the circumstances since May 31, 2016 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

MSRs

The Company holds rights to service 1) loans that it has originated and sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and 2) the guaranteed portion of U.S. Small Business Administration ("SBA") loans sold in the secondary market. MSRs are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained and are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income.  The value of MSRs at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and expected prepayment rates on the underlying loans.  The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time the servicing assets were originated.  Fair values are estimated using expected future discounted cash flows based on current market rates of interest.  For purposes of measuring impairment, the MSRs must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized MSRs based on product type and term of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the MSRs exceeds their fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

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

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2012.

ESOP

The Bank sponsors a leveraged ESOP. The debt of the ESOP - which is payable to Timberland Bancorp - is recorded as other borrowed funds of the Bank and is eliminated in the consolidated financial statements. The shares of the Company's common stock pledged as collateral for the ESOP's debt are reported as unearned shares issued to the ESOP in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become available for net income per common share calculations.   Dividends paid on unallocated shares reduce the Company’s cash contributions to the ESOP.

Advertising

Costs for advertising and marketing are expensed as incurred.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Stock-Based Compensation

The Company measures compensation cost for all stock-based awards based on the grant-date fair value of the stock-based awards and recognizes compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model.  The Company’s stock compensation plans are described more fully in Note 13.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for Timberland Bancorp's common stock during the period.  During the year ended September 30, 2014, the 5% dividend and related accretion for the amount of the Company's Series A Preferred Stock outstanding was deducted from net income in computing net income to common shareholders. Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income per common share.

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company.  Legal and other fees paid to this law firm for the years ended September 30, 2016, 2015 and 2014 totaled $127,000, $164,000 and $179,000, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this ASU is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract and estimating the amount of variable consideration to include in the transaction price related to each separate performance obligation. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The adoption of ASU No. 2014-09 is not expected to have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in this ASU are effective for annual periods, and interim periods

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

within those annual periods, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted. The Company is currently evaluating the impact that the adoption of ASU No. 2016-02 will have on the Company's future consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU No. 2016-09 will have on the Company's future consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. This ASU replaces the existing incurred losses methodology for estimating allowances with a current expected credit losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, this ASU requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than a reduction of the carrying amount. ASU No. 2016-13 also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in current GAAP and expands certain disclosure requirements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of ASU No. 2016-13 will have on the Company’s future consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Payments. This ASU is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company is currently evaluating the impact that the adoption of ASU No. 2016-15 will have on the Company's future consolidated financial statements.

Note 2 - Restricted Assets

Federal Reserve Board regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits.  The amounts of the reserve requirement balances as of September 30, 2016 and 2015 were $1,542,000 and $1,026,000, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Note 3 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2016 and 2015 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2016
Held to Maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$670	$18	$(1)	$687
Private label residential	835	762	(2)	1,595
U.S. Treasury and U.S. government agency securities	6,006	107	—	6,113
Total	$7,511	$887	$(3)	$8,395

Available for Sale
MBS: U.S. government agencies	$336	$30	$—	$366
Mutual funds	1,000	—	(24)	976
Total	$1,336	$30	$(24)	$1,342

September 30, 2015
Held to Maturity
MBS:
U.S. government agencies	$828	$23	$(1)	$850
Private label residential	1,081	894	(12)	1,963
U.S. Treasury and U.S. government agency securities	6,004	77	—	6,081
Total	$7,913	$994	$(13)	$8,894

Available for Sale
MBS: U.S. government agencies	$387	$34	$—	$421
Mutual funds	1,000	—	(29)	971
Total	$1,387	$34	$(29)	$1,392

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2016 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$9	$—	1	$96	$(1)	5	$105	$(1)
Private label residential	1	—	1	112	(2)	10	113	(2)
Total	$10	$—	2	$208	$(3)	15	$218	$(3)

Available for Sale
Mutual funds	$—	$—	—	$976	$(24)	1	$976	$(24)
Total	$—	$—	—	$976	$(24)	1	$976	$(24)

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

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

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of September 30, 2016, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2016, 2015 and 2014:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2016
Constant prepayment rate	6.00%	15.00%	11.29%
Collateral default rate	0.07%	14.45%	5.47%
Loss severity rate	1.00%	73.00%	42.26%

September 30, 2015
Constant prepayment rate	6.00%	15.00%	11.49%
Collateral default rate	0.16%	14.65%	6.08%
Loss severity rate	3.92%	65.00%	39.83%

September 30, 2014
Constant prepayment rate	6.00%	15.00%	10.59%
Collateral default rate	0.01%	22.34%	7.41%
Loss severity rate	0.16%	75.17%	45.81%

The following table presents the OTTI losses for the years ended September 30, 2016, 2015 and 2014 (dollars in thousands):

	2016		2015		2014
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total (OTTI) recoveries	$(29)	$—	$—	$—	$(83)	$90
Adjustment for portion of OTTI recorded as (transferred from) other comprehensive income (before income taxes)(1)	(139)	—	(13)	—	52	—
Net (OTTI) recoveries recognized in earnings (2)	$(168)	$—	$(13)	$—	$(31)	$90

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Balance, beginning of year	$1,576	$1,654	$2,084

Additions:
Credit losses for which OTTI was not previously recognized	—	—	2
Additional increases to the amount related to credit loss for which OTTI was previously recognized	170	13	33
Subtractions:
Realized losses previously recorded as credit losses	(239)	(91)	(465)
Recovery of prior credit loss	(2)	—	—
Balance, end of year	$1,505	$1,576	$1,654

During the year ended September 30, 2016, the Company recorded a $241,000 net realized loss (as a result of investment securities being deemed worthless) on twenty held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2015, the Company recorded a $91,000 net realized loss (as a result of investment securities being deemed worthless) on fifteen held to maturity investment securities, all of which had been recognized previously as a credit loss.  During the year ended September 30, 2014, the Company recorded a $465,000 net realized loss (as a result of investment securities being deemed worthless) on fifteen held to maturity and six available for sale residential MBS all of which had been recognized previously as a credit loss.

The recorded amount of residential MBS, treasury and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $7,039,000 and $7,249,000 at September 30, 2016 and 2015, respectively.

The contractual maturities of debt securities at September 30, 2016 are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$1	$1	$1	$1
Due after one year to five years	6,008	6,115	—	—
Due after five years to ten years	16	16	—	—
Due after ten years	1,486	2,263	335	365
Total	$7,511	$8,395	$336	$366

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable by portfolio segment consisted of the following at September 30, 2016 and 2015 (dollars in thousands):

	2016	2015
Mortgage loans:
One- to four-family	$118,560	$116,664
Multi-family	62,303	52,322
Commercial	312,525	291,216
Construction – custom and owner/builder	93,049	62,954
Construction – speculative one- to four-family	8,106	6,668
Construction – commercial	9,365	20,728
Construction – multi-family	12,590	20,570
Land	21,627	26,140
Total mortgage loans	638,125	597,262
Consumer loans:
Home equity and second mortgage	39,727	34,157
Other	4,139	4,669
Total consumer loans	43,866	38,826

Commercial business loans	41,837	33,763
Total loans receivable	723,828	669,851
Less:
Undisbursed portion of construction loans in process	48,627	53,457
Deferred loan origination fees	2,229	2,193
Allowance for loan losses	9,826	9,924
	60,682	65,574
Loans receivable, net	$663,146	$604,277

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business.  Such related party loans were performing according to their repayment terms at September 30, 2016 and 2015.  Activity in related party loans during the years ended September 30, 2016, 2015 and 2014 was as follows (dollars in thousands):

	2016	2015	2014
Balance, beginning of year	$630	$927	$1,095
New loans or borrowings	66	112	40
Repayments and reclassifications	(466)	(409)	(208)
Balance, end of year	$230	$630	$927

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

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

Construction Lending:  The Company currently originates the following types of construction loans: custom construction loans, owner/builder construction loans, speculative construction loans, commercial real estate construction loans and multi-family construction loans.  The Company is not currently originating land development loans.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than one- to four family residential lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project.  If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment, and the Company may incur a loss.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due.  The Company attempts to mitigate these risks by adhering to its underwriting policies, disbursement procedures and monitoring practices.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

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

Consumer Lending – Home Equity and Second Mortgage:   The Company originates home equity lines of credit and second mortgage loans.  Home equity lines of credit and second mortgage loans have a greater credit risk than one- to four-family residential mortgage loans because they are secured by mortgages subordinated to the existing first mortgage on the property, which may or may not be held by the Company.  The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the collateral and the credit-worthiness of the borrower.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Allowance for Loan Losses

The following table sets forth information for the year ended September 30, 2016 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,480	$(225)	$(72)	$56	$1,239
Multi-family	392	81	—	—	473
Commercial	4,065	528	(209)	—	4,384
Construction – custom and owner/builder	451	168	—	—	619
Construction – speculative one- to four-family	123	5	—	2	130
Construction – commercial	426	(158)	—	—	268
Construction – multi-family	283	(148)	—	181	316
Land	1,021	(164)	(61)	24	820
Consumer loans:
Home equity and second mortgage	1,073	(116)	(18)	—	939
Other	187	(25)	(8)	2	156
Commercial business loans	423	54	—	5	482
Total	$9,924	$—	$(368)	$270	$9,826

The following table sets forth information for the year ended September 30, 2015 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,650	$(214)	$(220)	$264	$1,480
Multi-family	387	2	—	3	392
Commercial	4,836	(775)	—	4	4,065
Construction – custom and owner/builder	450	1	—	—	451
Construction – speculative one- to four-family	52	69	—	2	123
Construction – commercial	78	348	—	—	426
Construction – multi-family	25	(867)	—	1,125	283
Land	1,434	(305)	(145)	37	1,021
Consumer loans:
Home equity and second mortgage	879	242	(50)	2	1,073
Other	176	16	(9)	4	187
Commercial business loans	460	(42)	—	5	423
Total	$10,427	$(1,525)	$(424)	$1,446	$9,924

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The following table sets forth information for the year ended September 30, 2014 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,449	$1,113	$(1,106)	$194	$1,650
Multi-family	749	(362)	—	—	387
Commercial	5,275	20	(463)	4	4,836
Construction – custom and owner/builder	262	188	—	—	450
Construction – speculative one- to four-family	96	(44)	—	—	52
Construction – commercial	56	22	—	—	78
Construction – multi-family	—	(226)	—	251	25
Construction – land development	—	(287)	—	287	—
Land	1,940	(664)	(260)	418	1,434
Consumer loans:
Home equity and second mortgage	782	137	(47)	7	879
Other	200	(20)	(6)	2	176
Commercial business loans	327	123	(14)	24	460
Total	$11,136	$—	$(1,896)	$1,187	$10,427

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2016 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$70	$1,169	$1,239	$2,264	$116,296	$118,560
Multi-family	—	473	473	—	62,303	62,303
Commercial	413	3,971	4,384	11,309	301,216	312,525
Construction – custom and owner/ builder	—	619	619	367	51,662	52,029
Construction – speculative one- to four-family	—	130	130	—	4,074	4,074
Construction – commercial	—	268	268	—	6,841	6,841
Construction – multi-family	—	316	316	—	11,539	11,539
Land	53	767	820	1,268	20,359	21,627
Consumer loans:
Home equity and second mortgage	227	712	939	999	38,728	39,727
Other	13	143	156	30	4,109	4,139
Commercial business loans	—	482	482	—	41,837	41,837
Total	$776	$9,050	$9,826	$16,237	$658,964	$675,201

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2015 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$307	$1,173	$1,480	$4,291	$112,373	$116,664
Multi-family	16	376	392	4,037	48,285	52,322
Commercial	265	3,800	4,065	12,852	278,364	291,216
Construction – custom and owner/ builder	—	451	451	—	36,192	36,192
Construction – speculative one- to four-family	—	123	123	—	3,781	3,781
Construction – commercial	—	426	426	—	12,200	12,200
Construction – multi-family	—	283	283	—	5,290	5,290
Land	37	984	1,021	2,305	23,835	26,140
Consumer loans:
Home equity and second mortgage	362	711	1,073	910	33,247	34,157
Other	24	163	187	36	4,633	4,669
Commercial business loans	—	423	423	—	33,763	33,763
Total	$1,011	$8,913	$9,924	$24,431	$591,963	$616,394
The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2016 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$207	$914	$—	$1,121	$117,439	$118,560
Multi-family	—	—	—	—	—	62,303	62,303
Commercial	113	—	612	—	725	311,800	312,525
Construction – custom and owner/ builder	—	—	367	—	367	51,662	52,029
Construction – speculative one- to four-family	—	—	—	—	—	4,074	4,074
Construction – commercial	—	—	—	—	—	6,841	6,841
Construction – multi-family	—	—	—	—	—	11,539	11,539
Land	—	—	548	—	548	21,079	21,627
Consumer loans:
Home equity and second mortgage	37	—	402	135	574	39,153	39,727
Other	31	—	30	—	61	4,078	4,139
Commercial business loans	37	38	—	—	75	41,762	41,837
Total	$218	$245	$2,873	$135	$3,471	$671,730	$675,201
__________________

(1)	Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2015 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$425	$2,368	$—	$2,793	$113,871	$116,664
Multi-family	—	—	760	—	760	51,562	52,322
Commercial	—	—	1,016	—	1,016	290,200	291,216
Construction – custom and owner/ builder	—	345	—	—	345	35,847	36,192
Construction – speculative one- to four-family	—	—	—	—	—	3,781	3,781
Construction – commercial	—	—	—	—	—	12,200	12,200
Construction – multi-family	—	—	—	—	—	5,290	5,290
Land	15	32	1,558	—	1,605	24,535	26,140
Consumer loans:
Home equity and second mortgage	146	14	303	151	614	33,543	34,157
Other	—	—	35	—	35	4,634	4,669
Commercial business loans	—	—	—	—	—	33,763	33,763
Total	$161	$816	$6,040	$151	$7,168	$609,226	$616,394
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2016 and 2015, there were no loans classified as loss.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The following table presents an analysis of loans by credit quality indicators and portfolio segment, at September 30, 2016 (dollars in thousands).

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$115,131	$364	$661	$2,404	$118,560
Multi-family	60,504	—	1,799	—	62,303
Commercial	292,756	8,411	10,746	612	312,525
Construction – custom and owner / builder	51,432	229	—	368	52,029
Construction – speculative one- to four-family	4,074	—	—	—	4,074
Construction – commercial	6,841	—	—	—	6,841
Construction – multi-family	11,539	—	—	—	11,539
Land	18,010	1,043	1,859	715	21,627
Consumer loans:
Home equity and second mortgage	38,261	590	—	876	39,727
Other	4,078	—	—	61	4,139
Commercial business loans	41,797	40	—	—	41,837
Total	$644,423	$10,677	$15,065	$5,036	$675,201

The following table presents an analysis of loans by credit quality indicators and portfolio segment, at September 30, 2015 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$111,351	$653	$1,339	$3,321	$116,664
Multi-family	45,249	—	6,313	760	52,322
Commercial	270,685	8,040	6,803	5,688	291,216
Construction – custom and owner / builder	36,192	—	—	—	36,192
Construction – speculative one- to four-family	3,781	—	—	—	3,781
Construction – commercial	12,200	—	—	—	12,200
Construction – multi-family	5,290	—	—	—	5,290
Land	20,964	1,105	2,078	1,993	26,140
Consumer loans:
Home equity and second mortgage	32,172	664	404	917	34,157
Other	4,631	—	—	38	4,669
Commercial business loans	33,635	49	79	—	33,763
Total	$576,150	$10,511	$17,016	$12,717	$616,394

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2016 (dollars in thousands):

	September 30, 2016			For the Year Ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$914	$1,060	$—	$1,349	$38	$38
Multi-family	—	—	—	152	—	—
Commercial	7,566	8,685	—	7,784	421	330
Construction – custom and owner / builder	367	367	—	73	—	—
Land	693	1,101	—	839	16	12
Consumer loans:
Home equity and second mortgage	402	593	—	264	—	—
Commercial business loans	—	—	—	15	—	—
Subtotal	9,942	11,806	—	10,476	475	380
With an allowance recorded:
Mortgage loans:
One- to four-family	1,350	1,350	70	1,921	118	89
Multi-family	—	—	—	655	—	—
Commercial	3,743	3,743	413	4,181	275	215
Land	575	575	53	604	39	32
Consumer loans:
Home equity and second mortgage	597	597	227	709	44	40
Other	30	30	13	33	2	2
Subtotal	6,295	6,295	776	8,103	478	378
Total:
Mortgage loans:
One- to four-family	2,264	2,410	70	3,270	156	127
Multi-family	—	—	—	807	—	—
Commercial	11,309	12,428	413	11,965	696	545
Construction – custom and owner / builder	367	367	—	73	—	—
Land	1,268	1,676	53	1,443	55	44
Consumer loans:
Home equity and second mortgage	999	1,190	227	973	44	40
Other	30	30	13	33	2	2
Commercial business loans	—	—	—	15	—	—
Total	$16,237	$18,101	$776	$18,579	$953	$758

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

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
Total
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
September 30, 2016 and 2015

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Troubled debt restructured loans ("TDRs) are considered impaired loans and are individually evaluated for impairment.  TDRs can be classified as either accrual or non-accrual. The Company had $8,160,000 in TDRs included in impaired loans at September 30, 2016 and had no commitments to lend additional funds on these loans.  The Company had $13,718,000 in TDRs included in impaired loans at September 30, 2015 and had no commitments to lend additional funds on these loans. The allowance for loan losses allocated to TDRs at September 30, 2016 and 2015 was $465,000 and $310,000, respectively.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of September 30, 2016 and 2015 (dollars in thousands):

	2016
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,350	$126	$1,476
Commercial	5,268	—	5,268
Land	720	253	973
Consumer loans:
Home equity and second mortgage	291	152	443
Total	$7,629	$531	$8,160

	2015
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,929	$826	$2,755
Multi-family	3,277	—	3,277
Commercial	6,237	—	6,237
Land	747	255	1,002
Consumer loans:
Home equity and second mortgage	295	152	447
Total	$12,485	$1,233	$13,718

There were no loans modified in troubled debt restructurings during the year ended September 30, 2016. The following table sets forth information with respect to the Company’s loans, by portfolio segment, which were modified in troubled debt restructurings during the years ended September 30, 2015 and 2014 (dollars in thousands):

2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One- to four-family	1	$48	$48	$48
Total	1	$48	$48	$48

2014
One- to four-family	1	$42	$42	$42
Land	1	157	157	153
Total	2	$199	$199	$195

All modifications to loans which resulted in troubled debt restructurings during the years ended September 30, 2015 and 2014 consisted of reductions in stated interest rates. There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended September 30, 2016, 2015 or 2014.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Note 5 - MSRs

The Company services loans for Freddie Mac and - beginning in 2016 - secondary market purchasers of the guaranteed portion of SBA loans; such loans are not included in the accompanying consolidated balance sheets.  The principal amount of loans serviced for Freddie Mac at September 30, 2016, 2015 and 2014 was $340,308,000, $331,494,000 and $327,594,000, respectively.  The guaranteed principal amount of SBA loans serviced at September 30, 2016 was $319,000.

The following is an analysis of the changes in MSRs for the years ended September 30, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Balance, beginning of year	$1,478	$1,684	$2,266
Additions	650	635	387
Amortization	(555)	(841)	(969)
Balance, end of year	$1,573	$1,478	$1,684

At September 30, 2016, 2015 and 2014, the estimated fair value of MSRs totaled $2,865,000, $3,095,000 and $3,204,000, respectively. The Freddie Mac MSRs' fair values at September 30, 2016, 2015 and 2014 were estimated using discounted cash flow analyses with average discount rates of 9.52%, 9.52% and 10.04%, respectively, and average prepayment speed factors of 209, 174 and 164, respectively. At September 30, 2016, the SBA MSRs were insignificant. At September 30, 2016, 2015 and 2014 there were no valuation allowances on MSRs.

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2016 and 2015 (dollars in thousands):

	2016	2015
Land	$3,926	$3,944
Buildings and improvements	17,709	17,664
Furniture and equipment	7,732	8,071
Property held for future expansion	129	110
Construction and purchases in progress	237	96
	29,733	29,885
Less accumulated depreciation	13,574	13,031
Premises and equipment, net	$16,159	$16,854

In November 2016 the Company began a major remodel of its Edgewood branch that is estimated to cost approximately $1.0 million. The remodel is anticipated to be completed in March 2017.

The Company leases certain premises under operating lease agreements.  Certain leases contain renewal options from five to ten years and escalation clauses based on increases in property taxes and other costs. Total rental expense was $287,000, $280,000 and $267,000 for the years ended September 30, 2016, 2015 and 2014, respectively, which was included in premises and equipment expense in the accompanying consolidated statements of income.

Minimum net rental commitments under non-cancellable leases having an original or remaining term of more than one year for fiscal years ending subsequent to September 30, 2016 are as follows (dollars in thousands):

2017	$302
2018	302
2019	296
2020	262
2021	148
Total minimum payments required	$1,310

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The Company has entered into an agreement to purchase one of the leased buildings for $1.8 million. The transaction is expected to close December 31, 2016. Upon closing of the purchase and termination of the related leases, the minimum net rental commitments in the table above would be reduced by $65,000 for 2017, $97,000 for each of 2018, 2019 and 2020, and $24,000 for 2021.

Note 7 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2016 and 2015 (dollars in thousands):

	2016		2015
	Amount	Number	Amount	Number
Balance, beginning of year	$7,854	35	$9,092	40
Additions to OREO and other repossessed assets	307	4	2,120	12
Capitalized improvements	142	—	3	—
Writedowns	(435)	—	(644)	—
Sales of OREO and other repossessed assets	(3,751)	(16)	(2,717)	(17)
Balance, end of year	$4,117	23	$7,854	35

At September 30, 2016, OREO and other repossessed assets consisted of 22 OREO properties and one other repossessed asset in Washington, with balances ranging from $6,000 to $957,000.  At September 30, 2015, OREO consisted of 34 OREO properties and one other repossessed asset in Washington, with balances ranging from $6,000 to $1,091,000.  The Company recorded net gains on sales of OREO and other repossessed assets of $47,000, $110,000, and $169,000 for the years ended September 30, 2016, 2015 and 2014, respectively. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

At September 30, 2016, the recorded amount of foreclosed residential real estate properties held in OREO as a result of obtaining physical possession was $1.07 million and the amount of one- to four-family properties in process of foreclosure totaled $138,000.

Note 8 - Deposits

Deposits consisted of the following at September 30, 2016 and 2015 (dollars in thousands):

	2016	2015
Non-interest-bearing demand	$172,283	$141,388
NOW checking	203,812	180,628
Savings	123,474	110,315
Money market	113,991	92,476
Certificates of deposit	147,974	154,105
Total	$761,534	$678,912

Certificates of deposit of $250,000 or greater totaled $16,439,000 and $13,404,000 at September 30, 2016 and 2015, respectively. The Company had brokered deposits totaling $10,113,000 and $11,646,000 at September 30, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (dollars in thousands):

2017	$88,060
2018	26,548
2019	11,300
2020	8,263
2021	13,790
Thereafter	13
Total	$147,974

Interest expense on deposits by account type was as follows for the years ended September 30, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
NOW checking	$456	$450	$440
Savings	64	53	46
Money market	327	274	246
Certificates of deposit	1,194	1,227	1,334
Total	$2,041	$2,004	$2,066

Note 9 – FHLB Borrowings and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 35% of the Bank’s total assets, limited by available collateral.  Borrowings are considered short-term when the original maturity is less than one year.  The Bank had $30,000,000 of long-term FHLB borrowings outstanding at September 30, 2016 and $45,000,000 outstanding at September 30, 2015.  During the year ended September 30, 2016, the Company incurred a $138,000 prepayment penalty on a $15,000,000 FHLB borrowing that repaid before its scheduled maturity date. The long-term borrowings at September 30, 2016 mature at various dates during the 2017 fiscal year and bear interest at rates ranging from 3.69% to 4.27%. Under the Advances, Pledge and Security Agreement entered into with the FHLB ("FHLB Borrowing Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for borrowings. The long-term borrowings have a putable feature and may be called by the FHLB earlier than the scheduled maturities.

The Bank also has a letter of credit ("LOC") with the FHLB for the purpose of collateralizing Washington State public deposits. The LOC amount reduces the Bank's available borrowings under the FHLB Borrowing Agreement. The LOC had a limit of $22,000,000 as of September 30, 2016, all of which was available to draw upon.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2016 the Bank had a borrowing capacity on this line of $60,393,000. The Bank had no outstanding balance on this line at September 30, 2016 and 2015.

The Bank has a short-term $10,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. As of September 30, 2016 and 2015 the Bank did not have any outstanding borrowings on this line.

The Bank had no short-term borrowings outstanding during the years ended September 30, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Note 10 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2016 and 2015 (dollars in thousands):

	2016	2015
Accrued deferred compensation, profit sharing plans and bonuses payable	$987	$828
Accrued interest payable on deposits and borrowings	247	289
Accounts payable and accrued expenses - other	1,786	1,599
Total other liabilities and accrued expenses	$3,020	$2,716

Note 11 - Federal Income Taxes

The components of the provision for federal income taxes for the years ended September 30, 2016, 2015 and 2014 were as follows (dollars in thousands):

	2016	2015	2014
Current	$4,618	$3,996	$2,349
Deferred	283	196	451
Provision	$4,901	$4,192	$2,800

At September 30, 2016 the Company had income taxes payable of $197,000, which is included in other liabilities in the accompanying 2016 consolidated balance sheet. At September 30, 2015 the company had income taxes receivable of $92,000, which is included in other assets in the accompanying 2015 consolidated balance sheet.

The components of the Company’s deferred tax assets and liabilities at September 30, 2016 and 2015 were as follows (dollars in thousands):

	2016	2015
Deferred Tax Assets
Allowance for loan losses	$3,508	$3,483
Allowance for OREO losses	519	564
Unearned ESOP shares	224	255
CDI	151	201
OTTI credit impairment on investment securities	174	176
Accrued interest on loans	31	130
Net unrealized losses on investment securities	90	114
Other	178	164
Total deferred tax assets	4,875	5,087

Deferred Tax Liabilities
Goodwill	1,549	1,417
MSRs	539	505
Depreciation	403	464
FHLB stock dividends	419	447
Prepaid expenses	145	125
Other	6	8
Total deferred tax liabilities	3,061	2,966

Net deferred tax assets	$1,814	$2,121

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The provision for federal income taxes for the years ended September 30, 2016, 2015 and 2014 differs from that computed at the statutory corporate tax rate as follows (dollars in thousands):

	2016	2015	2014
Expected tax provision at statutory rate	$5,160	$4,268	$2,941
BOLI income	(189)	(184)	(180)
Dividends on ESOP	(83)	(58)	(41)
Other - net	13	166	80
Provision for federal income taxes	$4,901	$4,192	$2,800

No valuation allowance for net deferred tax assets was recorded as of September 30, 2016 and 2015, as management believes that it is more likely than not that all of the net deferred tax assets will be realized based on management's expectations of future taxable income and/or because they were supported by recoverable taxes paid in prior years.

Note 12 – Employee Stock Ownership and 401(k) Plan

Effective October 3, 2007, the Bank established the Timberland Bank Employee Stock Ownership and 401(k) Plan (“KSOP”) by combining the existing Timberland Bank Employee Stock Ownership Plan and the Timberland Bank 401(k) Plan.  The KSOP is comprised of two components, the ESOP and the 401(k) Plan.  The KSOP benefits employees with at least one year of service who are 21 years of age or older.  The Bank may fund the ESOP with contributions of cash or stock, and may fund the 401(k) Plan with contributions of cash.  Employee vesting occurs over six years.

ESOP

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company.  The loan is being repaid primarily from the Bank’s contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $136,000, $173,000 and
$206,000 for the years ended September 30, 2016, 2015 and 2014, respectively. The balance of the loan at September 30, 2016 was $1,314,000.

The amount of the Bank's annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt.  All dividends received by the ESOP are used to pay debt service. Dividends of $243,000, $170,000 and $120,000 were used to service the debt during the years ended September 30, 2016, 2015 and 2014, respectively.  As the Plan makes each payment of principal and interest, an appropriate percentage of stock is released and allocated annually to eligible employee accounts, in accordance with applicable regulations. As of September 30, 2016, 433,902 ESOP shares, which were previously released for allocation to participants, had been distributed to participants.

Shares held by the ESOP as of September 30, 2016, 2015 and 2014 were classified as follows:

	2016	2015	2014
Unallocated shares	88,171	123,436	158,702
Shares released for allocation	535,927	554,745	564,111
Total ESOP shares	624,098	678,181	722,813

The approximate fair market value of the ESOP’s unallocated shares at September 30, 2016, 2015 and 2014 was $1,389,000, $1,344,000 and $1,673,000, respectively.  Compensation expense recognized under the ESOP for the years ended September 30, 2016, 2015 and 2014 was $233,000, $203,000, and $242,000, respectively.

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established under the Internal Revenue Code.  Contributions by the Bank are at the discretion of the Board except for a safe harbor contribution of 3% of eligible employees' wages, which is mandatory according to the plan document.  Bank contributions totaled $333,000, $313,000 and $302,000 for the years ended September 30, 2016, 2015 and 2014, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Note 13 - Stock Compensation Plans

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years.  At September 30, 2016, there were 171,116 shares of common stock available which may be awarded as options or restricted stock pursuant to future grants under the 2014 Equity Incentive Plan. At September 30, 2016, there were no options available for future grants under the 2003 Stock Option Plan.

At both September 30, 2016 and 2015 there were no unvested restricted stock awards. There were no restricted stock grants awarded during the years ended September 30, 2016, 2015 and 2014.

Stock option activity for the years ended September 30, 2016, 2015 and 2014 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2013	162,946	$6.96
Options granted	135,000	9.29
Options exercised	(5,000)	4.66
Options forfeited	(71,546)	9.87
Outstanding September 30, 2014	221,400	7.49

Options granted	128,000	10.62
Options exercised	(6,300)	4.84
Options forfeited	(1,800)	4.55
Outstanding September 30, 2015	341,300	8.73

Options granted	55,750	15.67
Options exercised	(21,020)	7.56
Options forfeited	(2,900)	9.96
Outstanding September 30, 2016	373,130	$9.82

The aggregate intrinsic value of options exercised during the years ended September 30, 2016 and 2015 was $124,000 and $36,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the rate of a U.S. Treasury security with a similar term as the expected life of the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 135,000 options granted during the year ended September 30, 2014 with an aggregate grant date fair value of $349,000. There were 128,000 options granted during the year ended September 30, 2015 with an aggregate grant date fair value of $241,000. There were 55,750 options granted during the year ended September 30, 2016 with an aggregate grant date fair value of $81,000.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The weighted average assumptions for options granted during the years ended September 30, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Expected volatility	16%	28%	39%
Expected life (in years)	5	5	5
Expected dividend yield	3.00%	3.31%	2.51%
Risk free interest rate	1.12%	1.43%	1.41%
Grant date fair value per share	$1.46	$1.88	$2.59

There were 65,100 options that vested during the year ended September 30, 2016 with a total fair value of $144,000. There were 42,900 options that vested during the year ended September 30, 2015 with a total fair value of $100,000. There were 43,800 options that vested during the year ended September 30, 2014 with a total fair value of $80,000.

At September 30, 2016 there were 250,450 unvested options with an aggregate grant date fair value of $506,000, all of which the Company assumes will vest.  The unvested options had an aggregate intrinsic value of $1,207,000 at September 30, 2016.  At September 30, 2015 there were 262,700 unvested options with an aggregate grant date fair value of $574,000.
Additional information regarding options outstanding at September 30, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	26,700	$4.20	4.4	22,900	$4.23	4.3
5.86 - 6.00	54,500	5.92	6.0	37,200	5.91	6.0
9.00	89,600	9.00	7.1	32,000	9.00	7.1
10.26 - 10.71	146,580	10.57	8.5	30,580	10.56	8.3
15.67	55,750	15.67	10.0	—	N/A	N/A
	373,130	$9.82	7.7	122,680	$7.56	6.6

The aggregate intrinsic value of options outstanding at September 30, 2016, 2015 and 2014 was $2,212,000, $738,000, and $675,000, respectively.

Compensation expense recorded in the consolidated financial statements for all stock-based plans was as follows for the years ended September 30, 2016, 2015 and 2014 (dollars in thousands):

	2016	2015	2014
Stock options	$190	$127	$112
Restricted stock grants	—	—	2
Less: related tax benefit recognized	(37)	(2)	(10)
	$153	$125	$104

As of September 30, 2016, unrecognized compensation cost related to non-vested stock options was $424,000, which is expected to be recognized over a weighted average 2.16 years.

Note 14 - Commitments and Contingencies

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk not recognized in the consolidated balance sheets.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

A summary of the Company’s commitments at September 30, 2016 and 2015 is as follows (dollars in thousands):

	2016	2015
Undisbursed portion of construction loans in process (see Note 4)	$48,627	$53,457
Undisbursed lines of credit	47,949	41,494
Commitments to extend credit	20,681	12,196

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

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments.  The reserve for unfunded loan commitments totaled $157,000 and $226,000 at September 30, 2016 and 2015, respectively.  These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.  Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

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

The Company has employment agreements with the Chief Executive Officer and the Chief Financial Officer which provide for a severance payment and other benefits if the officers are involuntarily terminated following a change in control of the Company or the Bank. The maximum value of the severance benefits under the employment agreements is 2.99 times the officer's average annual compensation during the five-year period prior to the effective date of the change in control.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the consolidated financial position of the Company.

Note 15 - Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate.  At September 30, 2016, the Company had $677,852,000 (including $48,627,000 of undisbursed construction loans in process) in loans secured by real estate, which represented 93.6% of total loans receivable.  The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property types.  At September 30, 2016, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

family properties.  The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market.  The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.  The Company also had $53,000,000 in CDs held for investment at September 30, 2016.  The CDs are held with various FDIC insured institutions throughout the U.S., and each CD is below the FDIC insurance limit of $250,000.

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

The minimum requirements are a ratio of CET1 capital to total risk-weighted assets (the "CET1 risk-based ratio") of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum CET1, Tier 1 and total capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year to an amount equal to 2.5% of risk-weighted assets when fully implemented in January 2019.

In addition to the capital requirements, there are a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments as qualifying capital. As of September 30, 2016, the Bank did not have any of these instruments. MSRs and deferred tax assets over designated percentages of CET1 capital will be deducted from capital, subject to a four-year transition period. CET1 capital will consist of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital will include accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale investment securities, subject to a four-year transition period. In addition, the Bank elected in the first quarter of calendar year 2015 to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale investment securities in its capital calculations.

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based capital ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a Tier 1 leverage capital ratio of 5.0% (unchanged). At September 30, 2016 and 2015 the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2016 and 2015 under the regulations of the FDIC.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The following tables compare the Bank’s actual capital amounts at September 30, 2016 and 2015 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

September 30, 2016	Actual		Regulatory Minimum To Be "Adequately Capitalized"		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$90,266	10.3%	$35,183	4.0%	$43,979	5.0%

Risk-based Capital Ratios:
Common equity tier 1 capital	90,266	14.3	28,318	4.5	40,904	6.5

Tier 1 capital	90,266	14.3	37,758	6.0	50,344	8.0

Total capital	98,158	15.6	50,344	8.0	62,930	10.0

September 30, 2015	Actual		Regulatory Minimum To Be "Adequately Capitalized"		To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$82,297	10.3%	$32,006	4.0%	$40,008	5.0%

Risk-based Capital Ratios:
Common equity tier 1 capital	82,297	13.4	27,568	4.5	39,821	6.5

Tier 1 capital	82,297	13.4	36,758	6.0	49,010	8.0

Total capital	89,986	14.7	49,010	8.0	61,263	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets at September 30, 2016, Timberland Bancorp would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp at September 30, 2016 and 2015 (dollars in thousands):

	2016		2015
	Actual		Actual
	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$92,860	10.5%	$85,221	10.6%

Risk-based Capital Ratios:
Common equity tier 1 capital	92,860	14.8	85,221	13.9

Tier 1 capital	92,860	14.8	85,221	13.9

Total capital	100,755	16.0	92,911	15.2

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Note 17 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30, 2016 and 2015
(dollars in thousands)

	2016	2015
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$278	$439
Interest-bearing deposits in banks	1,029	811
Total cash and cash equivalents	1,307	1,250

Loan receivable from ESOP	1,314	1,766
Investment in Bank	94,240	86,263
Other assets	13	13
Total assets	$96,874	$89,292

Liabilities and shareholders’ equity
Accrued expenses	$40	$105
Shareholders’ equity	96,834	89,187
Total liabilities and shareholders’ equity	$96,874	$89,292
Condensed Statements of Income - Years Ended September 30, 2016, 2015 and 2014
(dollars in thousands)

	2016	2015	2014
Operating income
Interest on deposits in banks	$3	$—	$—
Interest on loan receivable from ESOP	136	173	206
Dividends from Bank	3,039	2,698	13,190
Total operating income	3,178	2,871	13,396

Operating expenses	430	445	409

Income before income taxes and equity in undistributed income of Bank	2,748	2,426	12,987
Benefit for income taxes	(183)	(150)	(110)

Income before undistributed income of Bank	2,931	2,576	13,097

Equity in undistributed income of Bank (dividends in excess of income of Bank)	7,223	5,716	(7,247)
Net income	10,154	8,292	5,850
Preferred stock dividends	—	—	(136)
Preferred stock discount accretion	—	—	(70)
Net income to common shareholders	$10,154	$8,292	$5,644

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Condensed Statements of Cash Flows - Years Ended September 30, 2016, 2015 and 2014
(dollars in thousands)

	2016	2015	2014
Cash flows from operating activities
Net income	$10,154	$8,292	$5,850
Adjustments to reconcile net income to net cash provided by operating activities:
(Equity in undistributed income of Bank) dividends in excess of income of Bank	(7,223)	(5,716)	7,247
Earned ESOP shares	265	264	264
MRDP compensation expense	—	—	2
Stock option compensation expense	153	125	104
Stock option tax effect less excess tax benefit	12	1	4
Other, net	(65)	162	(247)
Net cash provided by operating activities	3,296	3,128	13,224

Cash flows from investing activities
Investment in Bank	(616)	(491)	(459)
Principal repayments on loan receivable from Bank	452	417	382
Net cash used in investing activities	(164)	(74)	(77)

Cash flows from financing activities
ESOP tax effect	139	72	64
MRDP compensation tax effect	—	—	2
Stock option excess tax benefit	25	1	4
Proceeds from exercise of stock options	159	30	23
Repurchase of preferred stock	—	—	(12,065)
Repurchase of common stock	(820)	(709)	—
Payment of dividends	(2,578)	(1,693)	(1,185)
Net cash used in financing activities	(3,075)	(2,299)	(13,157)

Net increase (decrease) in cash and cash equivalents	57	755	(10)

Cash and cash equivalents
Beginning of period	1,250	495	505
End of period	$1,307	$1,250	$495

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Note 18 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2016, 2015 and 2014 is as follows (dollars in thousands, except per share amounts):

	2016	2015	2014
Basic net income per common share computation
Numerator - net income to common shareholders	$10,154	$8,292	$5,644

Denominator - weighted average common shares outstanding	6,842,614	6,897,270	6,856,730

Basic net income per common share	$1.48	$1.20	$0.82

Diluted net income per common share computation
Numerator - net income to common shareholders	$10,154	$8,292	$5,644

Denominator - weighted average common shares outstanding	6,842,614	6,897,270	6,856,730
Effect of dilutive stock options	78,910	36,863	36,614
Effect of dilutive stock warrant	183,825	134,955	126,332
Weighted average common shares outstanding-assuming dilution	7,105,349	7,069,088	7,019,676

Diluted net income per common share	$1.43	$1.17	$0.80

For the years ended September 30, 2016, 2015 and 2014, average options to purchase 42,801, 155,152 and 131,489 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

Note 19 - Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the years ended September 30, 2016, 2015 and 2014 are as follows (dollars in thousands):

	Changes in fair value of available for sale securities [1]	Other-than-temporary impairment on held to maturity securities [1]	Total [1]
2016
Balance of AOCI at the beginning of period	$3	$(316)	$(313)
Net change, net of income taxes	1	137	138
Balance of AOCI at the end of period	$4	$(179)	$(175)

2015
Balance of AOCI at the beginning of period	$37	$(376)	$(339)
Net change, net of income taxes	(34)	60	26
Balance of AOCI at the end of period	$3	$(316)	$(313)

2014
Balance of AOCI at the beginning of period	$100	$(462)	$(362)
Net change, net of income taxes	(63)	86	23
Balance of AOCI at the end of period	$37	$(376)	$(339)
___________________
[1] All amounts are net of income taxes.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Note 20 - Fair Value Measurements

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

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2016 and 2015. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2016 and 2015 are as follows (dollars in thousands):

	Estimated Fair Value
September 30, 2016	Level 1	Level 2	Level 3	Total
Available for sale investment securities

MBS: U.S. government agencies	$—	$366	$—	$366
Mutual funds	976	—	—	976
Total	$976	$366	$—	$1,342

September 30, 2015
Available for sale investment securities

MBS: U.S. government agencies	$—	$421	$—	$421
Mutual funds	971	—	—	971
Total	$971	$421	$—	$1,392

There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2016 and 2015.

The Company may be required, from time to time, to measure certain assets and liabilities at fair value on a non-recurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market value that were recognized at fair value below cost at the end of the period.

The Company uses the following methods and significant assumptions to estimate fair value of such assets on a non-recurring basis:

Impaired Loans: The estimated fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis. The specific reserve for collateral dependent impaired loans was based on the estimated fair value of the collateral less estimated costs to sell, if applicable.  In some cases, adjustments were made to the

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

appraised values due to various factors including age of the appraisal, age of comparables included in the appraisal and known changes in the market and in the collateral. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

OREO and Other Repossessed Assets, net:  OREO and other repossessed assets are recorded at estimated fair value less estimated costs to sell.  Estimated fair value was generally determined by management based on a number of factors, including third-party appraisals of estimated fair value in an orderly sale.  Estimated costs to sell are based on standard market factors.  The valuation of OREO and other repossessed assets is subject to significant external and internal judgment (Level 3).

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2016 (dollars in thousands):

	Estimated Fair Value
Impaired loans:	Level 1	Level 2	Level 3
Mortgage loans:
One- to four-family	$—	$—	$1,280
Commercial	—	—	3,330
Land	—	—	522
Consumer loans:
Home equity and second mortgage	—	—	370
Other			17
Total impaired loans	—	—	5,519

Investment securities – held to maturity:
MBS - Private label residential	—	20	—
OREO and other repossessed assets	—	—	4,117
Total	$—	$20	$9,636

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2016 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$5,519	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	4,117	Market approach	Lower of appraised value or listing price less selling costs	NA

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2015 (dollars in thousands):

	Estimated Fair Value
Impaired loans:	Level 1	Level 2	Level 3
Mortgage loans:
One- to four-family	$—	$—	$2,663
Multi-family	—	—	3,261
Commercial	—	—	5,388
Land	—	—	654
Consumer loans:
Home equity and second mortgage	—	—	383
Other	—	—	12
Total impaired loans	—	—	12,361

Investment securities – held to maturity:
MBS - Private label residential	—	31	—
OREO and other repossessed assets	—	—	7,854
Total	$—	$31	$20,215

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

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2016 and 2015.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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
September 30, 2016 and 2015

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

Loans Held for Sale:  The estimated fair value is based on quoted market prices (for one- to four-family loans) and the    guaranteed value of SBA loans (made to small businesses under SBA's 7(a) loan programs). Quoted market prices are obtained from Freddie Mac.

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

FHLB Borrowings:  The estimated fair value of FHLB borrowings is computed by discounting the future cash flows of the borrowings at a rate which approximates the current offering rate of the borrowings with a comparable remaining life.

Off-Balance-Sheet Instruments:  Since the majority of the Company’s off-balance-sheet instruments consist of variable-rate commitments, the Company has determined that they do not have a distinguishable estimated fair value.

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2016 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$108,941	$108,941	$108,941	$—	$—
CDs held for investment	53,000	53,000	53,000	—	—
Investment securities	8,853	9,737	4,029	5,708	—
FHLB stock	2,204	2,204	2,204	—	—
Loans receivable, net	663,146	671,017	—	—	671,017
Loans held for sale	3,604	3,714	3,714	—	—
Accrued interest receivable	2,348	2,348	2,348	—	—

Financial Liabilities
Deposits:
Non-interest bearing demand	172,283	172,283	172,283	—	—
Interest-bearing	589,251	589,762	441,277	—	148,485
Total deposits	761,534	762,045	613,560	—	148,485
FHLB borrowings	30,000	30,684	—	30,684	—
Accrued interest payable	247	247	247	—	—

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2015 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$92,289	$92,289	$92,289	$—	$—
CDs held for investment	48,611	48,611	48,611	—	—
Investment securities	9,305	10,286	3,996	6,290	—
FHLB stock	2,699	2,699	2,699	—	—
Loans receivable, net	604,277	614,734	—	—	614,734
Loans held for sale	3,051	3,139	3,139	—	—
Accrued interest receivable	2,170	2,170	2,170	—	—

Financial Liabilities
Deposits:
Non-interest bearing demand	141,388	141,388	141,388	—	—
Interest-bearing	537,524	538,092	383,419	—	154,673
Total deposits	678,912	679,480	524,807	—	154,673
FHLB borrowings	45,000	46,742	—	46,742	—
Accrued interest payable	289	289	289	—	—

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2016 and 2015

Note 21 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Interest and dividend income	$8,938	$8,596	$8,650	$8,691
Interest expense	(1,132)	(980)	(979)	(981)
Net interest income	7,806	7,616	7,671	7,710

Non-interest income	3,109	2,749	2,513	2,518
Non-interest expense	(6,961)	(6,568)	(6,629)	(6,479)

Income before federal income taxes	3,954	3,797	3,555	3,749

Provision for federal income taxes	1,255	1,250	1,175	1,221
Net income	$2,699	$2,547	$2,380	$2,528

Net income per common share
Basic (1)	$0.40	$0.37	$0.35	$0.37
Diluted (1)	$0.38	$0.36	$0.34	$0.36
__________________________________________
(1) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Interest and dividend income	$8,008	$7,947	$7,527	$7,686
Interest expense	(984)	(963)	(960)	(983)
Net interest income	7,024	6,984	6,567	6,703

Recapture of loan losses (1)	(1,525)	—	—	—
Non-interest income	2,662	2,523	2,214	2,123
Non-interest expense	(6,693)	(6,220)	(6,654)	(6,274)

Income before federal income taxes	4,518	3,287	2,127	2,552

Provision for federal income taxes	1,563	1,128	676	825
Net income	$2,955	$2,159	$1,451	$1,727

Net income per common share
Basic	$0.43	$0.31	$0.21	$0.25
Diluted (2)	$0.42	$0.31	$0.21	$0.24
__________________________________________
(1) During the quarter ended September 30, 2015, the Company recorded a $1,525 recapture of loan losses, primarily as a result of significant recoveries on loans which had previously been charged off in prior years and improvements in other credit quality metrics.
(2) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2016 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Management of Timberland Bancorp, Inc. and subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

To comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company designed and implemented a structured and comprehensive assessment process to evaluate its internal control over financial reporting across the enterprise. The assessment of the effectiveness of the Company's internal control over financial reporting was based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Because of its inherent limitations, including the possibility of human error and the circumvention of overriding controls, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2016.

The effectiveness of internal control over financial reporting as of September 30, 2016, has been audited by Delap LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Delap LLP's attestation report on the Company's internal control over financial reporting follows.

The management of the Company has assessed the Company's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on September 30, 2016. Management has concluded that the Company complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: December 9, 2016

/s/ Michael R. Sand	/s/ Dean J. Brydon
Michael R. Sand	Dean J. Brydon
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Timberland Bancorp, Inc.

We have audited the internal control over financial reporting of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's consolidated balance sheet as of September 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended, and our report dated December 9, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ Delap LLP

Lake Oswego, Oregon
December 9, 2016

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

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

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2016.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

(b)    Security Ownership of Management.

The information required by this item is contained under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal I - Election of Directors” included in the Company’s Proxy Statement and is incorporated herein by reference.

(c)           Changes In Control.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)           Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2016.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	193,680	$7.63	—

Timberland Bancorp, Inc. 2014 Equity Incentive Plan	179,450	$12.19	171,116

Equity compensation plans not approved by security holders	—	—	—

Total	373,130	$9.82	171,116

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

Item 14.  Principal Accounting Fees and Services

The information required by this item is contained under the section captioned “Proposal 3-Ratification of Selection of Independent Auditor” included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of the Registrant (2)
4.1	Warrant to purchase shares of Company’s common stock dated December 23, 2008 (3)
4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (3)
10.1	Employee Severance Compensation Plan, as revised (4)
10.2	Employee Stock Ownership Plan (4)
10.3	1999 Stock Option Plan (5)
10.4	Management Recognition and Development Plan (5)
10.5	2003 Stock Option Plan (6)
10.6	Form of Incentive Stock Option Agreement (7)
10.7	Form of Non-qualified Stock Option Agreement (7)
10.8	Form of Management Recognition and Development Award Agreement (7)
10.9	Employment Agreement with Michael R. Sand (8)
10.10	Employment Agreement with Dean J. Brydon (8)
10.11	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (9)
14	Code of Ethics (10)
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp, Inc.’s  Annual Report on Form 10-K for the year ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

____________

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed April 29, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 16, 2007.

(5)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1997; and to the Registrant's Current Report of Form 8-K dated April 13, 2007.

(6)	Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to Exhibit 99.2 included in the Registrant’s Registration Statement on Form S-8 (333-1161163)

(8)	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on March 29, 2013.

(9)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

(10)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLAND BANCORP, INC.

Date: December 9, 2016	By:	/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 9, 2016
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 9, 2016
Jon C. Parker

/s/Dean J. Brydon	Chief Financial Officer	December 9, 2016
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Andrea M. Clinton	Director	December 9, 2016
Andrea M. Clinton

/s/Larry D. Goldberg	Director	December 9, 2016
Larry D. Goldberg

/s/James C. Mason	Director	December 9, 2016
James C. Mason

/s/David A. Smith	Director	December 9, 2016
David A. Smith

/s/Michael J. Stoney	Director	December 9, 2016
Michael J. Stoney

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements