Form 10-Q
period 2016-12-31
TIMBERLAND BANCORP INC
filed 2017-02-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016

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

Large accelerated filer ___    Accelerated Filer   X     Non-accelerated filer __  Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT FEBRUARY 9, 2017
Common stock, $.01 par value	7,345,397

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and September 30, 2016
(Dollars in thousands, except per share amounts)

	December 31, 2016	September 30, 2016
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$16,598	$16,686
Interest-bearing deposits in banks	118,872	92,255
Total cash and cash equivalents	135,470	108,941

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	53,432	53,000
Investment securities held to maturity, at amortized cost (estimated fair value $8,134 and $8,395)	7,418	7,511
Investment securities available for sale, at fair value	1,288	1,342
Federal Home Loan Bank of Des Moines (“FHLB”) stock	2,204	2,204
Loans held for sale	2,008	3,604
Loans receivable, net of allowance for loan losses of $9,843 and $9,826	669,140	663,146
Premises and equipment, net	17,816	16,159
Other real estate owned (“OREO”) and other repossessed assets, net	3,254	4,117
Accrued interest receivable	2,443	2,348
Bank owned life insurance (“BOLI”)	18,858	18,721
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,706	1,573
Other assets	3,064	3,072
Total assets	$923,751	$891,388

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$176,382	$172,283
Interest-bearing	613,593	589,251
Total deposits	789,975	761,534

FHLB borrowings	30,000	30,000
Other liabilities and accrued expenses	4,142	3,020
Total liabilities	824,117	794,554
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2016 and September 30, 2016
(Dollars in thousands, except per share amounts)

	December 31, 2016	September 30, 2016
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; 50,000,000 shares authorized; 6,956,568 shares issued and outstanding - December 31, 2016 6,943,868 shares issued and outstanding - September 30, 2016	10,188	9,961
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(595)	(661)
Retained earnings	90,230	87,709
Accumulated other comprehensive loss	(189)	(175)
Total shareholders’ equity	99,634	96,834
Total liabilities and shareholders’ equity	$923,751	$891,388
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2016 and 2015
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Interest and dividend income
Loans receivable and loans held for sale	$8,788	$8,429
Investment securities	70	69
Dividends from mutual funds and FHLB stock	24	22
Interest-bearing deposits in banks and CDs	281	171
Total interest and dividend income	9,163	8,691

Interest expense
Deposits	543	504
FHLB borrowings	307	477
Total interest expense	850	981

Net interest income	8,313	7,710

Provision for loan losses	—	—

Net interest income after provision for loan losses	8,313	7,710

Non-interest income
Service charges on deposits	1,105	972
ATM and debit card interchange transaction fees	800	700
BOLI net earnings	137	136
Gain on sales of loans, net	689	394
Escrow fees	76	41
Servicing income on loans sold	97	65
Other, net	312	210
Total non-interest income, net	3,216	2,518

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2016 and 2015
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Non-interest expense
Salaries and employee benefits	$3,680	$3,471
Premises and equipment	755	760
Advertising	162	205
OREO and other repossessed assets, net	30	244
ATM and debit card interchange transaction fees	311	322
Postage and courier	95	100
State and local taxes	155	132
Professional fees	201	130
Federal Deposit Insurance Corporation ("FDIC") insurance	113	107
Loan administration and foreclosure	94	29
Data processing and telecommunications	450	450
Deposit operations	309	172
Other	455	357
Total non-interest expense	6,810	6,479

Income before federal income taxes	4,719	3,749

Provision for federal income taxes	1,572	1,221

Net income	$3,147	$2,528

Net income per common share
Basic	$0.46	$0.37
Diluted	$0.43	$0.36

Weighted average common shares outstanding
Basic	6,862,749	6,869,726
Diluted	7,235,515	7,083,864

Dividends paid per common share	$0.09	$0.12

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2016 and 2015
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Comprehensive income
Net income	$3,147	$2,528
Unrealized holding loss on investment securities available for sale, net of income taxes of ($14) and ($6), respectively	(27)	(12)
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $7 and $5, respectively	13	10
Total other comprehensive loss, net of income taxes	(14)	(2)

Total comprehensive income	$3,133	$2,526

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2016 and 2015
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Amount	Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Common Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2015	6,988,848	$10,293	$(926)	$80,133	$(313)	$89,187
Net income	—	—	—	2,528	—	2,528
Other comprehensive loss	—	—	—	—	(2)	(2)
Exercise of stock options	5,300	42	—	—	—	42
Common stock dividends ($0.12 per common share)	—	—	—	(838)	—	(838)
Earned ESOP shares, net of income taxes	—	26	67	—	—	93
Stock option compensation expense	—	41	—	—	—	41
Balance, December 31, 2015	6,994,148	10,402	(859)	81,823	(315)	91,051

Balance, September 30, 2016	6,943,868	9,961	(661)	87,709	(175)	96,834
Net income	—	—	—	3,147	—	3,147
Other comprehensive loss	—	—	—	—	(14)	(14)
Exercise of stock options	12,700	80	—	—	—	80
Common stock dividends ($0.09 per common share)	—	—	—	(626)	—	(626)
Earned ESOP shares, net of income taxes	—	62	66	—	—	128
Stock option compensation expense	—	85	—	—	—	85
Balance, December 31, 2016	6,956,568	$10,188	$(595)	$90,230	$(189)	$99,634

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2016 and 2015
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from operating activities
Net income	$3,147	$2,528
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	313	340
Earned ESOP shares	66	67
Stock option compensation expense	40	37
Stock option tax effect less excess tax benefit	8	2
Loss (gain) on sales of OREO and other repossessed assets, net	(3)	3
Provision for OREO losses	9	160
Loss on sales/dispositions of premises and equipment, net	—	3
BOLI net earnings	(137)	(136)
Gain on sales of loans, net	(689)	(394)
Decrease in deferred loan origination fees	(45)	(10)
Amortization of MSRs	125	154
Loans originated for sale	(21,914)	(10,475)
Proceeds from sales of loans	24,199	12,616
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	760	750
Net cash provided by operating activities	5,879	5,645

Cash flows from investing activities
Net increase in CDs held for investment	(432)	(2,254)
Proceeds from maturities and prepayments of investment securities held to maturity	136	124
Proceeds from maturities and prepayments of investment securities available for sale	14	13
Increase in loans receivable, net	(5,994)	(20,253)
Additions to premises and equipment	(1,970)	(78)
Capitalized improvements to OREO	—	(142)
Proceeds from sales of OREO and other repossessed assets	902	166
Net cash used in investing activities	(7,344)	(22,424)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2016 and 2015
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2016	2015
Cash flows from financing activities
Net increase in deposits	$28,441	$18,858
ESOP tax effect	62	26
Proceeds from exercise of stock options	80	42
Stock option excess tax benefit	37	2
Payment of dividends	(626)	(838)
Net cash provided by financing activities	27,994	18,090

Net increase in cash and cash equivalents	26,529	1,311
Cash and cash equivalents
Beginning of period	108,941	92,289
End of period	$135,470	$93,600

Supplemental disclosure of cash flow information
Income taxes paid	$200	$—
Interest paid	834	971

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$45	$—
Other comprehensive loss related to investment securities	(14)	(2)
See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 (“2016 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2017.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2016 presentation with no change to net income or total shareholders’ equity as previously reported.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2016 and September 30, 2016 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2016
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$636	$15	$(1)	$650
Private label residential	775	709	(5)	1,479
U.S. Treasury and U.S government agency securities	6,007	19	(21)	6,005
Total	$7,418	$743	$(27)	$8,134

Available for sale
MBS: U.S. government agencies	$323	$22	$(1)	$344
Mutual funds	1,000	—	(56)	944
Total	$1,323	$22	$(57)	$1,288

September 30, 2016
Held to maturity
MBS:
U.S. government agencies	$670	$18	$(1)	$687
Private label residential	835	762	(2)	1,595
U.S. Treasury and U.S. government agency securities	6,006	107	—	6,113
Total	$7,511	$887	$(3)	$8,395

Available for sale
MBS: U.S. government agencies	$336	$30	$—	$366
Mutual funds	1,000	—	(24)	976
Total	$1,336	$30	$(24)	$1,342

Held to maturity and available for sale investment securities with unrealized losses were as follows for December 31, 2016 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$50	$—	2	$91	$(1)	5	$141	$(1)
Private label residential	13	—	1	103	(5)	11	116	(5)
U.S. Treasury and U.S. government agency securities	2,971	(21)	1	—	—	—	2,971	(21)
Total	$3,034	$(21)	4	$194	$(6)	16	$3,228	$(27)

Available for sale
MBS: U.S. government agency	$35	$(1)	1	$—	$—	—	$35	$(1)
Mutual funds	—	—	—	944	(56)	1	944	(56)
Total	$35	$(1)	1	$944	$(56)	1	$979	$(57)

Held to maturity and available for sale investment securities with unrealized losses were as follows for September 30, 2016 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$9	$—	1	$96	$(1)	5	$105	$(1)
Private label residential	1	—	1	112	(2)	10	113	(2)
Total	$10	$—	2	$208	$(3)	15	$218	$(3)

Available for sale
Mutual funds	$—	$—	—	$976	$(24)	1	$976	$(24)
Total	$—	$—	—	$976	$(24)	1	$976	$(24)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of December 31, 2016, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of December 31, 2016 and September 30, 2016:

	Range		Weighted
	Minimum	Maximum	Average
December 31, 2016
Constant prepayment rate	6.00%	15.00%	12.28%
Collateral default rate	0.34%	13.35%	5.66%
Loss severity rate	5.00%	81.00%	46.05%

December 31, 2015
Constant prepayment rate	6.00%	15.00%	9.63%
Collateral default rate	0.11%	15.97%	5.33%
Loss severity rate	1.00%	77.00%	40.54%

For the three months ended December 31, 2016 and 2015 no OTTI was recognized.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Beginning balance of credit loss	$1,505	$1,576
Subtractions:
Realized losses previously recorded as credit losses	(13)	(28)
Ending balance of credit loss	$1,492	$1,548

During the three months ended December 31, 2016, the Company recorded a $13,000 net realized loss (as a result of the securities being deemed worthless) on 11 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the three months ended December 31, 2015, the Company recorded a $28,000 net realized loss (as a result of the securities being deemed worthless) on 14 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss.

The recorded amount of residential MBS, treasury and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $6.98 million and $7.04 million at December 31, 2016 and September 30, 2016, respectively.

The contractual maturities of debt securities at December 31, 2016 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$14	$14	$—	$—
Due after one year to five years	5,995	5,993	—	—
Due after five to ten years	15	15	—	—
Due after ten years	1,394	2,112	323	344
Total	$7,418	$8,134	$323	$344

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

The Company performed its fiscal year 2016 goodwill impairment test during the quarter ended June 30, 2016 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2016 and the step one test concluded that the reporting unit's fair value was greater than its recorded value and, therefore, the recorded value of goodwill as of May 31, 2016 was not impaired. Accordingly, step two of the analysis was not necessary.

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

As of December 31, 2016, management believed that there had been no events or changes in the circumstances since May 31, 2016 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at December 31, 2016 and September 30, 2016 (dollars in thousands):

	December 31, 2016		September 30, 2016
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family	$119,485	16.2%	$118,560	16.4%
Multi-family	52,062	7.1	62,303	8.6
Commercial	323,496	44.0	312,525	43.2
Construction - custom and owner/builder	96,292	13.1	93,049	12.9
Construction - speculative one- to four-family	6,133	0.8	8,106	1.1
Construction - commercial	8,627	1.2	9,365	1.3
Construction - multi-family	22,092	3.0	12,590	1.7
Land	22,359	3.0	21,627	3.0
Total mortgage loans	650,546	88.4	638,125	88.2

Consumer loans:
Home equity and second mortgage	37,602	5.1	39,727	5.5
Other	4,523	0.7	4,139	0.5
Total consumer loans	42,125	5.8	43,866	6.0

Commercial business loans	42,657	5.8	41,837	5.8

Total loans receivable	735,328	100.0%	723,828	100.0%
Less:
Undisbursed portion of construction loans in process	54,161		48,627
Deferred loan origination fees	2,184		2,229
Allowance for loan losses	9,843		9,826
	66,188		60,682
Loans receivable, net	$669,140		$663,146

Allowance for Loan Losses
The following tables set forth information for the three months ended December 31, 2016 and 2015 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2016
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,239	$(83)	$—	$21	$1,177
Multi-family	473	(73)	—	—	400
Commercial	4,384	144	(5)	—	4,523
Construction – custom and owner/builder	619	17	—	—	636
Construction – speculative one- to four-family	130	(30)	—	—	100
Construction – commercial	268	14	—	—	282
Construction – multi-family	316	69	—	—	385
Land	820	13	(2)	5	836
Consumer loans:
Home equity and second mortgage	939	(80)	—	—	859
Other	156	2	(3)	1	156
Commercial business loans	482	7	—	—	489
Total	$9,826	$—	$(10)	$27	$9,843

	Three Months Ended December 31, 2015
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,480	$(37)	$(26)	$3	$1,420
Multi-family	392	(19)	—	—	373
Commercial	4,065	(140)	(27)	—	3,898
Construction – custom and owner/builder	451	104	—	—	555
Construction – speculative one- to four-family	123	(1)	—	—	122
Construction – commercial	426	60	—	—	486
Construction – multi-family	283	22	—	31	336
Land	1,021	(96)	(8)	6	923
Consumer loans:
Home equity and second mortgage	1,073	42	(13)	—	1,102
Other	187	(24)	(3)	1	161
Commercial business loans	423	89	—	1	513
Total	$9,924	$—	$(77)	$42	$9,889

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at December 31, 2016 and September 30, 2016 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2016
Mortgage loans:
One- to four-family	$68	$1,109	$1,177	$2,190	$117,295	$119,485
Multi-family	—	400	400	—	52,062	52,062
Commercial	406	4,117	4,523	10,615	312,881	323,496
Construction – custom and owner/builder	—	636	636	367	53,181	53,548
Construction – speculative one- to four-family	—	100	100	—	3,118	3,118
Construction – commercial	—	282	282	—	6,860	6,860
Construction – multi-family	—	385	385	—	15,457	15,457
Land	52	784	836	1,448	20,911	22,359
Consumer loans:
Home equity and second mortgage	217	642	859	981	36,621	37,602
Other	13	143	156	29	4,494	4,523
Commercial business loans	—	489	489	—	42,657	42,657
Total	$756	$9,087	$9,843	$15,630	$665,537	$681,167

September 30, 2016
Mortgage loans:
One- to four-family	$70	$1,169	$1,239	$2,264	$116,296	$118,560
Multi-family	—	473	473	—	62,303	62,303
Commercial	413	3,971	4,384	11,309	301,216	312,525
Construction – custom and owner/builder	—	619	619	367	51,662	52,029
Construction – speculative one- to four-family	—	130	130	—	4,074	4,074
Construction – commercial	—	268	268	—	6,841	6,841
Construction – multi-family	—	316	316	—	11,539	11,539
Land	53	767	820	1,268	20,359	21,627
Consumer loans:
Home equity and second mortgage	227	712	939	999	38,728	39,727
Other	13	143	156	30	4,109	4,139
Commercial business loans	—	482	482	—	41,837	41,837
Total	$776	$9,050	$9,826	$16,237	$658,964	$675,201

The following tables present an analysis of loans by aging category and portfolio segment at December 31, 2016 and September 30, 2016 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2016
Mortgage loans:
One- to four-family	$394	$—	$846	$—	$1,240	$118,245	$119,485
Multi-family	—	—	—	—	—	52,062	52,062
Commercial	299	111	—	—	410	323,086	323,496
Construction – custom and owner/builder	213	—	367	—	580	52,968	53,548
Construction – speculative one- to four- family	—	—	—	—	—	3,118	3,118
Construction – commercial	—	—	—	—	—	6,860	6,860
Construction – multi-family	—	—	—	—	—	15,457	15,457
Land	232	—	735	—	967	21,392	22,359
Consumer loans:
Home equity and second mortgage	206	41	387	135	769	36,833	37,602
Other	31	—	29	—	60	4,463	4,523
Commercial business loans	34	—	—	—	34	42,623	42,657
Total	$1,409	$152	$2,364	$135	$4,060	$677,107	$681,167

September 30, 2016
Mortgage loans:
One- to four-family	$—	$207	$914	$—	$1,121	$117,439	$118,560
Multi-family	—	—	—	—	—	62,303	62,303
Commercial	113	—	612	—	725	311,800	312,525
Construction – custom and owner/ builder	—	—	367	—	367	51,662	52,029
Construction – speculative one- to four- family	—	—	—	—	—	4,074	4,074
Construction – commercial	—	—	—	—	—	6,841	6,841
Construction – multi-family	—	—	—	—	—	11,539	11,539
Land	—	—	548	—	548	21,079	21,627
Consumer loans:
Home equity and second mortgage	37	—	402	135	574	39,153	39,727
Other	31	—	30	—	61	4,078	4,139
Commercial business loans	37	38	—	—	75	41,762	41,837
Total	$218	$245	$2,873	$135	$3,471	$671,730	$675,201
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2016 and September 30, 2016, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at December 31, 2016 and September 30, 2016 (dollars in thousands):

	Loan Grades
December 31, 2016	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$116,242	$357	$657	$2,229	$119,485
Multi-family	50,275	—	1,787	—	52,062
Commercial	304,358	8,363	10,775	—	323,496
Construction – custom and owner/builder	53,181	—	—	367	53,548
Construction – speculative one- to four-family	3,118	—	—	—	3,118
Construction – commercial	6,860	—	—	—	6,860
Construction – multi-family	15,457	—	—	—	15,457
Land	18,581	1,036	1,843	899	22,359
Consumer loans:
Home equity and second mortgage	36,024	588	136	854	37,602
Other	4,463	—	—	60	4,523
Commercial business loans	42,620	37	—	—	42,657
Total	$651,179	$10,381	$15,198	$4,409	$681,167

September 30, 2016
Mortgage loans:
One- to four-family	$115,131	$364	$661	$2,404	$118,560
Multi-family	60,504	—	1,799	—	62,303
Commercial	292,756	8,411	10,746	612	312,525
Construction – custom and owner/builder	51,432	229	—	368	52,029
Construction – speculative one- to four-family	4,074	—	—	—	4,074
Construction – commercial	6,841	—	—	—	6,841
Construction – multi-family	11,539	—	—	—	11,539
Land	18,010	1,043	1,859	715	21,627
Consumer loans:
Home equity and second mortgage	38,261	590	—	876	39,727
Other	4,078	—	—	61	4,139
Commercial business loans	41,797	40	—	—	41,837
Total	$644,423	$10,677	$15,065	$5,036	$675,201

Impaired Loans
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

The following table is a summary of information related to impaired loans by portfolio segment as of December 31, 2016 and for the three months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Year to Date ("YTD") Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$893	$1,040	$—	$904	$12	$11
Commercial	6,892	7,953	—	7,229	113	87
Construction – custom and owner/ builder	367	367	—	367	7	7
Land	879	1,284	—	786	4	3
Consumer loans:
Home equity and second mortgage	387	578	—	395	—	—
Subtotal	9,418	11,222	—	9,681	136	108

With an allowance recorded:
Mortgage loans:
One- to four-family	1,297	1,297	68	1,324	27	20
Commercial	3,723	3,723	406	3,733	65	54
Land	569	569	52	572	9	8
Consumer loans:
Home equity and second mortgage	594	594	217	596	10	9
Other	29	29	13	30	—	—
Subtotal	6,212	6,212	756	6,255	111	91

Total:
Mortgage loans:
One- to four-family	2,190	2,337	68	2,228	39	31
Commercial	10,615	11,676	406	10,962	178	141
Construction – custom and owner/ builder	367	367	—	367	7	7
Land	1,448	1,853	52	1,358	13	11
Consumer loans:
Home equity and second mortgage	981	1,172	217	991	10	9
Other	29	29	13	30	—	—
Total	$15,630	$17,434	$756	$15,936	$247	$199
______________________________________________

(1)	For the three months ended December 31, 2016.

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	YTD Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$914	$1,060	$—	$1,349	$38	$38
Multi-family	—	—	—	152	—	—
Commercial	7,566	8,685	—	7,784	421	330
Construction – custom and owner/builder	367	367	—	73	—	—
Land	693	1,101	—	839	16	12
Consumer loans:
Home equity and second mortgage	402	593	—	264	—	—
Commercial business loans	—	—	—	15	—	—
Subtotal	9,942	11,806	—	10,476	475	380

With an allowance recorded:
Mortgage loans:
One- to four-family	1,350	1,350	70	1,921	118	89
Multi-family	—	—	—	655	—	—
Commercial	3,743	3,743	413	4,181	275	215
Land	575	575	53	604	39	32
Consumer loans:
Home equity and second mortgage	597	597	227	709	44	40
Other	30	30	13	33	2	2
Subtotal	6,295	6,295	776	8,103	478	378
Total:
Mortgage loans:
One- to four-family	2,264	2,410	70	3,270	156	127
Multi-family	—	—	—	807	—	—
Commercial	11,309	12,428	413	11,965	696	545
Construction – custom and owner/builder	367	367	—	73	—	—
Land	1,268	1,676	53	1,443	55	44
Consumer loans:
Home equity and second mortgage	999	1,190	227	973	44	40
Other	30	30	13	33	2	2
Commercial business loans	—	—	—	15	—	—
Total	$16,237	$18,101	$776	$18,579	$953	$758
______________________________________________
(1) For the year ended September 30, 2016.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a significant concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDR loans are considered impaired and are individually evaluated for impairment.  TDR loans are classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $7.98 million and $8.16 million in TDR loans included in impaired loans at December 31, 2016 and September 30, 2016, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDR loans at December 31, 2016 and September 30, 2016 was $462,000 and $465,000, respectively. There were no TDR loans which incurred a payment default within 12 months of the restructure date during the three months ended December 31, 2016.

The following tables set forth information with respect to the Company’s TDR loans by interest accrual status as of December 31, 2016 and September 30, 2016 (dollars in thousands):

	December 31, 2016
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,344	$—	$1,344
Commercial	5,232	—	5,232
Land	713	252	965
Consumer loans:
Home equity and second mortgage	290	152	442
Total	$7,579	$404	$7,983

	September 30, 2016
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,350	$126	$1,476
Commercial	5,268	—	5,268
Land	720	253	973
Consumer loans:
Home equity and second mortgage	291	152	443
Total	$7,629	$531	$8,160

The were no new TDR loans during the three months ended December 31, 2016 or the year ended September 30, 2016.

(5) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At December 31, 2016 and 2015, there were 84,964 and 118,097 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2016 and 2015 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2016	2015
Basic net income per common share computation
Numerator – net income	$3,147	$2,528

Denominator – weighted average common shares outstanding	6,862,749	6,869,726

Basic net income per common share	$0.46	$0.37

Diluted net income per common share computation
Numerator – net income	$3,147	$2,528

Denominator – weighted average common shares outstanding	6,862,749	6,869,726
Effect of dilutive stock options (1)	139,493	52,985
Effect of dilutive stock warrant (2)	233,273	161,153
Weighted average common shares outstanding - assuming dilution	7,235,515	7,083,864

Diluted net income per common share	$0.43	$0.36
____________________________________________
(1) For the three months ended December 31, 2016 all outstanding options were included in the computation of diluted net income per share. For the three months ended December 31, 2015, average options to purchase 154,000 of common stock were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(2) Represents a warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018 (the "Warrant"). The Warrant was granted on December 23, 2008 to the U.S. Treasury Department ("Treasury") as part of the Company's participation in the Treasury's Troubled Asset Relief Program ("TARP"). On June 12, 2013, the Treasury sold the Warrant to private investors. On January 31, 2017, the Warrant was exercised and 370,899 shares of the Company's common stock were issued in exchange for $2.50 million.

(6) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three months ended December 31, 2016 and 2015 are as follows (dollars in thousands):

	Three Months Ended December 31, 2016
	Changes in fair value of available for sale securities (1)	OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$4	$(179)	$(175)
Net change, net of income taxes	(27)	13	(14)
Balance of AOCI at the end of period	$(23)	$(166)	$(189)

	Three Months Ended December 31, 2015
	Changes in fair value of available for sale securities (1)	OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$3	$(316)	$(313)
Net change, net of income taxes	(12)	10	(2)
Balance of AOCI at the end of period	$(9)	$(306)	$(315)

__________________________
(1) All amounts are net of income taxes.

(7) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years. At December 31, 2016, there were 171,116 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At December 31, 2016, there were no options available for future grant under the 2003 Stock Option Plan.

At both December 31, 2016 and 2015, there were no unvested restricted stock grant shares. There were no restricted stock grants awarded during the three months ended December 31, 2016 and 2015.

Stock option activity for the three months ended December 31, 2016 and 2015 is summarized as follows:

	Three Months Ended December 31, 2016		Three Months Ended December 31, 2015
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	373,130	$9.82	341,300	$8.73
Exercised	(12,700)	6.31	(5,300)	7.88
Forfeited	—	—	(400)	5.86
Options outstanding, end of period	360,430	$9.94	335,600	$8.74

The aggregate intrinsic value of options exercised during the three months ended December 31, 2016 and 2015 was $157,000 and $20,000, respectively.

At December 31, 2016, there were 221,950 unvested options with an aggregate grant date fair value of $438,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2016 was $2.07 million.  There were 28,500 options with an aggregate grant date fair value of $67,000 that vested during the three months ended December 31, 2016.

At December 31, 2015, there were 233,800 unvested options with an aggregate grant date fair value of $506,000. There were 28,500 options with an aggregate grant date fair value of $67,000 that vested during the three months ended December 31, 2015.

Additional information regarding options outstanding at December 31, 2016 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	22,500	$4.22	4.1	22,500	$4.22	4.1
5.86 - 6.00	50,000	5.93	5.8	38,200	5.93	5.8
9.00	86,000	9.00	6.8	47,600	9.00	6.8
10.26 - 10.71	146,180	10.57	8.3	30,180	10.56	8.2
15.67	55,750	15.67	9.7	—	N/A	N/A
	360,430	$9.94	7.6	138,480	$7.71	6.4

The aggregate intrinsic value of options outstanding at December 31, 2016 and 2015 was $3.86 million and $1.06 million, respectively.

Compensation expense during the three months ended December 31, 2016 and 2015 for all stock-based plans was as follows (dollars in thousands):

	Three Months Ended December 31,
	2016	2015
Stock options	$85	$41
Less: related tax benefit recognized	(45)	(4)
Total	$40	$37

As of December 31, 2016, unrecognized compensation cost related to non-vested stock options was $384,000, which is expected to be recognized over a weighted average life of 2.03 years.

(8) FAIR VALUE MEASUREMENTS

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

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2016 and September 30, 2016. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2016 and September 30, 2016 are as follows (dollars in thousands):

December 31, 2016	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$344	$—	$344
Mutual funds	944	—	—	944
Total	$944	$344	$—	$1,288

September 30, 2016	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$366	$—	$366
Mutual funds	976	—	—	976
Total	$976	$366	$—	$1,342

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2016 and the year ended September 30, 2016.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2016 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One- to four-family	$—	$—	$1,229
Commercial	—	—	3,317
Land	—	—	517
Consumer loans:
Home equity and second mortgage	—	—	377
Other	—	—	16
Total impaired loans	—	—	5,456
Investment securities – held to maturity:
MBS - private label residential	—	7	—
OREO and other repossessed assets	—	—	3,254
Total	$—	$7	$8,710

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2016 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$5,456	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$3,254	Market approach	Lower of appraised value or listing price less selling costs	NA

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2016 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One- to four-family	$—	$—	$1,280
Commercial	—	—	3,330
Land	—	—	522
Consumer loans:
Home equity and second mortgage	—	—	370
Other	—	—	17
Total impaired loans	—	—	5,519
Investment securities – held to maturity:
MBS - private label residential	—	20	—
OREO and other repossessed assets	—	—	4,117
Total	$—	$20	$9,636

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2016 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$5,519	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$4,117	Market approach	Lower of appraised value or listing price less selling costs	NA

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2016 and September 30, 2016.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

Loans Held for Sale:  The estimated fair value is based on quoted market prices (for one-to four-family loans) and the guaranteed value of U.S. Small Business Administration ("SBA") loans (made to small businesses under the SBA's 7(a) loan programs). Quoted market prices are obtained from the Federal Home Loan Mortgage Corporation ("Freddie Mac").

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

The recorded amounts and estimated fair values of financial instruments were as follows as of December 31, 2016 and September 30, 2016 (dollars in thousands):

	December 31, 2016
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$135,470	$135,470	$135,470	$—	$—
CDs held for investment	53,432	53,432	53,432	—	—
Investment securities	8,706	9,422	3,929	5,493	—
FHLB stock	2,204	2,204	2,204	—	—
Loans receivable, net	669,140	669,287	—	—	669,287
Loans held for sale	2,008	2,054	2,054	—	—
Accrued interest receivable	2,443	2,443	2,443	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	176,382	176,382	176,382	—	—
Interest-bearing	613,593	613,841	467,477	—	146,364
Total deposits	789,975	790,223	643,859	—	146,364
FHLB borrowings	30,000	30,336	—	30,336	—
Accrued interest payable	263	263	263	—	—

	September 30, 2016
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$108,941	$108,941	$108,941	$—	$—
CDs held for investment	53,000	53,000	53,000	—	—
Investment securities	8,853	9,737	4,029	5,708	—
FHLB stock	2,204	2,204	2,204	—	—
Loans receivable, net	663,146	671,017	—	—	671,017
Loans held for sale	3,604	3,714	3,714	—	—
Accrued interest receivable	2,348	2,348	2,348	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	172,283	172,283	172,283	—	—
Interest-bearing	589,251	589,762	441,277	—	148,485
Total deposits	761,534	762,045	613,560	—	148,485
FHLB borrowings	30,000	30,684	—	30,684	—
Accrued interest payable	247	247	247	—	—

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of this ASU address the valuation and impairment of certain equity investments along with simplified disclosures about the fair value of financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU No. 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU No. 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of this ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2016.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2016 Form 10-K.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At December 31, 2016, the Company had total assets of $923.75 million and total shareholders’ equity of $99.63 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three month period ended December 31, 2016, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, deposit operation expenses and data processing and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2016 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2016 Form 10-K.

Comparison of Financial Condition at December 31, 2016 and September 30, 2016

The Company’s total assets increased by $32.36 million, or 3.6%, to $923.75 million at December 31, 2016 from $891.39 million at September 30, 2016.  The increase in total assets was primarily due to an increase in total cash and cash equivalents and net loans receivable. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $5.99 million, or 0.9%, to $669.14 million at December 31, 2016 from $663.15 million at September 30, 2016.  The increase was primarily due to increases in commercial real estate loans, multi-family construction loans and custom and owner/builder construction loans. These increases to net loans receivable were partially offset by a decrease in multi-family loans.

Total deposits increased by $28.44 million, or 3.7%, to $789.98 million at December 31, 2016 from $761.53 million at September 30, 2016. The increase was primarily a result of increases in money market, savings, N.O.W. checking and non-interest-bearing demand account balances, which were partially offset by a decrease in certificates of deposit account balances.

Shareholders’ equity increased by $2.80 million, or 2.9%, to $99.63 million at December 31, 2016 from $96.83 million at September 30, 2016.  The increase in shareholders' equity was primarily due to net income for the three months ended December 31, 2016, which was partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $26.96 million, or 16.6%, to $188.90 million at December 31, 2016 from $161.94 million at September 30, 2016.  The increase was primarily due to a $26.53 million, or 24.4%, increase in cash and cash equivalents.

Investment Securities:  Investment securities decreased by $147,000, or 1.7%, to $8.71 million at December 31, 2016 from $8.85 million at September 30, 2016, primarily due to scheduled amortization and prepayments. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock was unchanged at $2.20 million at both December 31, 2016 and September 30, 2016.

Loans: Net loans receivable increased by $5.99 million, or 0.9%, to $669.14 million at December 31, 2016 from $663.15 million at September 30, 2016.  The increase in the portfolio was primarily a result of a $10.97 increase in commercial real estate loans, a $9.50 million increase in multi-family construction loans, a $3.24 million increase in one- to four-family custom and owner/builder construction loans, a $925,000 increase in one- to four family mortgage loans, and an $820,000 increase in commercial business loans. These increases in net loans receivable were partially offset by a $10.24 million decrease in multi-family loans, a $5.53 million increase in the amount of undisbursed construction loans in process, a $1.97 million decrease in speculative one- to four-family construction loans, and a $1.74 million decrease in consumer loans.

Loan originations increased by $36.39 million, or 67.7%, to $90.15 million for the three months ended December 31, 2016 from $53.76 million for the three months ended December 31, 2015, primarily due to increased market demand.  The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans increased by $11.58 million, or 91.8%, to $24.20 million for the three months ended December 31, 2016 compared to $12.62 million for the three months ended December 31, 2015 as more one- to four-family construction loans were completed, converted to permanent financing and then were sold in the secondary market.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $1.66 million, or 10.3%, to $17.82 million at December 31, 2016 from $16.16 million at September 30, 2016.  The increase was primarily a result of the Bank purchasing the building that it had been leasing for its Gig Harbor branch office for $1.84 million in December 2016.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $863,000, or 21.0%, to $3.25 million at December 31, 2016 from $4.12 million at September 30, 2016. The decrease was primarily due to the disposition of four OREO properties.  At December 31, 2016, total OREO and other repossessed assets consisted of 19 individual properties and one other repossessed asset.  The properties consisted of 13 land parcels totaling $2.10 million, three commercial real estate properties totaling $636,000, three single-family homes totaling $456,000 and one mobile home with a book value of $67,000.

Goodwill:  The recorded amount of goodwill of $5.65 million at December 31, 2016 was unchanged from September 30, 2016.

Deposits: Deposits increased by $28.44 million, or 3.7%, to $789.98 million at December 31, 2016 from $761.53 million at September 30, 2016.  The increase was primarily a result of a $14.95 million increase in money market accounts, a $7.65 million increase in savings accounts, a $4.10 million increase in non-interest-bearing demand accounts and a $3.60 million increase in negotiable order of withdrawal ("N.O.W.") checking account balances. These increases were partially offset by a $1.86 million decrease in certificates of deposit accounts.

Deposits consisted of the following at December 31, 2016 and September 30, 2016 (dollars in thousands):

	December 31, 2016		September 30, 2016
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$176,382	22%	$172,283	23%
N.O.W. checking	207,415	26%	203,812	27%
Savings	131,124	17%	123,474	16%
Money market	122,026	15%	107,083	14%
Money market - brokered	6,912	1%	6,908	1%
Certificates of deposit under $100	76,951	10%	78,284	10%
Certificates of deposit $100 and over	65,956	9%	66,485	9%
Certificates of deposit - brokered	3,209	—%	3,205	—%
Total	$789,975	100%	$761,534	100%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 35% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. At December 31, 2016, FHLB borrowings consisted of two $15.00 million long-term borrowings with scheduled maturities of August 1, 2017, and September 1, 2017, which bear interest at rates of 4.27% and 3.69%, respectively. Their maturities are expected to significantly reduce the Company's interest expense. FHLB borrowings remained unchanged at $30.00 million at both December 31, 2016 and September 30, 2016.

Shareholders’ Equity:  Total shareholders’ equity increased by $2.80 million, or 2.9%, to $99.63 million at December 31, 2016 from $96.83 million at September 30, 2016.  The increase was primarily due to net income of $3.15 million for the three months ended December 31, 2016, which was partially offset by the payment of $626,000 in dividends on the Company's common stock. The Company did not repurchase any shares of its common stock during the three months ended December 31,

2016, and at December 31, 2016, had 221,893 shares authorized to be repurchased under the Company's existing stock repurchase plan. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio improved to 0.70% at December 31, 2016 from 0.88% at September 30, 2016 as total non-performing assets decreased by $1.43 million, or 18.1%, to $6.43 million at December 31, 2016 from $7.86 million at September 30, 2016. The decrease was primarily due to a $863,000 decrease in OREO and other repossessed assets and a $509,000 decrease in non-accrual loans.

Troubled debt restructured loans on accrual status (which are not included in the non-performing asset totals) decreased by $50,000, or 0.7%, to $7.58 million at December 31, 2016 from $7.63 million at September 30, 2016.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2016 and September 30, 2016 (dollars in thousands):

	December 31, 2016	September 30, 2016
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$846	$914
Commercial	—	612
Construction – custom and owner/builder	367	367
Land	735	548
Consumer loans:
Home equity and second mortgage	387	402
Other	29	30
Total loans accounted for on a non-accrual basis	2,364	2,873

Accruing loans which are contractually past due 90 days or more	135	135

Total of non-accrual and 90 days past due loans	2,499	3,008

Non-accrual investment securities	681	734

OREO and other repossessed assets, net (2)	3,254	4,117
Total non-performing assets (3)	$6,434	$7,859

Troubled debt restructured loans on accrual status (4)	$7,579	$7,629

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.37%	0.45%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.27%	0.34%

Non-performing assets as a percentage of total assets	0.70%	0.88%

Loans receivable (5)	$678,983	$672,972

Total assets	$923,751	$891,388
___________________________________
(1) As of December 31, 2016 and September 30, 2016, the balance of non-accrual one- to-four family properties includes $213,000 and $138,000, respectively, in the process of foreclosure.
(2) As of December 31, 2016 and September 30, 2016, the balance of OREO includes $456,000 and $1.07 million, respectively, of foreclosed residential real estate property recorded as a result of obtaining physical possession of the property.
(3) Does not include troubled debt restructured loans on accrual status.
(4) Does not include troubled debt restructured loans totaling $404,000 and $531,000 reported as non-accrual loans at December 31, 2016 and September 30, 2016, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015

Net income increased by $619,000, or 24.5%, to $3.15 million for the quarter ended December 31, 2016 from $2.53 million for the quarter ended December 31, 2015. Net income per diluted common share increased $0.07, or 19.4%, to $0.43 for the quarter ended December 31, 2016 from $0.36 for the quarter ended December 31, 2015.

The increase in net income for the three months ended December 31, 2016 was primarily due to increases in net interest income and non-interest income, which was partially offset by an increase in non-interest expense. A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $603,000, or 7.8%, to $8.31 million for the quarter ended December 31, 2016 from $7.71 million for the quarter ended December 31, 2015.  The net interest margin decreased to 3.91% for the quarter ended December 31, 2016 from 4.00% for the quarter ended December 31, 2015, primarily due to a decrease in the amount of non-accrual interest collected. The collection of non-accrual interest increased the net interest margin by approximately one basis point for the quarter ended December 31, 2016 and by approximately 25 basis points for the quarter ended December 31, 2015.

Total interest and dividend income increased by $472,000, or 5.4%, to $9.16 million for the quarter ended December 31, 2016 from $8.69 million for the quarter ended December 31, 2015, primarily due to a $78.59 million increase in the average balance of total interest-bearing assets to $849.73 million from $771.14 million. The average yield on interest-bearing assets decreased to 4.31% for the quarter ended December 31, 2016 from 4.51% for the quarter ended December 31, 2015, primarily due to a decrease in the amount of non-accrual interest collected. During the quarter ended December 31, 2016, a total of $21,000 in non-accrual interest was collected compared to $475,000 for the quarter ended December 31, 2015. Total interest expense decreased by $131,000, or 13.4%, to $850,000 for the quarter ended December 31, 2016 from $981,000 for the quarter ended December 31, 2015. The decrease in interest expense was primarily due to a $170,000 decrease in interest expense on FHLB borrowings, as the Company prepaid a $15.00 million FHLB borrowing on September 30, 2016 which had an interest rate of 4.34%, reducing interest expense by approximately $54,000 per month during the quarter. The average balance of interest-bearing liabilities increased by $34.58 million to $627.79 million for the quarter ended December 31, 2016 from $593.21 million for the quarter ended December 31, 2015. The average rate paid on interest-bearing liabilities decreased 12 basis points to 0.54% for the quarter ended December 31, 2016 from 0.66% for the quarter ended December 31, 2015, primarily due to the decrease in FHLB borrowing expense.

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

	Three Months Ended December 31,
	2016			2015
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$684,911	$8,788	5.13%	$625,558	$8,429	5.16%
Investment securities (2)	7,822	70	3.58	8,288	69	3.34
Dividends from mutual funds and FHLB stock	3,167	24	3.01	3,667	22	2.40
Interest-bearing deposits	153,831	281	0.72	133,643	171	0.51
Total interest-earning assets	849,731	9,163	4.31	771,156	8,691	4.51
Non-interest-earning assets	57,105			58,204
Total assets	$906,836			$829,360

Interest-bearing liabilities:
Savings accounts	$127,656	18	0.06	$110,356	15	0.05
Money market accounts	120,311	97	0.32	104,377	80	0.30
N.O.W. checking accounts	202,385	118	0.23	179,611	113	0.25
Certificates of deposit	147,433	310	0.83	153,866	296	0.76
Long-term borrowings (3)	30,000	307	4.07	45,000	477	4.21
Total interest-bearing liabilities	627,785	850	0.54	593,210	981	0.66
Non-interest-bearing deposits	176,768			142,518
Other liabilities	4,495			3,788
Total liabilities	809,048			739,516
Shareholders' equity	97,788			89,844
Total liabilities and
shareholders' equity	$906,836			$829,360

Net interest income		$8,313			$7,710

Interest rate spread			3.77%			3.85%
Net interest margin (4)			3.91%			4.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.35%			130.00%

_______________

(1)
Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees and prepayment penalties are included with interest and dividends.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Includes FHLB borrowings with original maturities of one year or greater.

(4)	Net interest income divided by total average interest-earning assets, annualized.

Rate Volume Analysis
The following table sets forth the effects of changing rates and volumes on the net interest income of the Company.   Information is provided with respect to the (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns).  Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each (in thousands):

	Three months ended December 31, 2016 compared to three months ended December 31, 2015 increase (decrease) due to
	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$(416)	$775	$359
Investment securities	5	(4)	1
Dividends from mutual funds and FHLB stock	5	(3)	2
Interest-bearing deposits	81	29	110
Total net increase (decrease) in income on interest-earning assets	(325)	797	472

Interest-bearing liabilities:
Savings accounts	1	2	3
Money market accounts	4	12	16
N.O.W. checking accounts	(9)	14	5
Certificates of deposit accounts	26	(11)	15
Long term FHLB borrowings	(13)	(157)	(170)
Total net increase (decrease) in expense on interest-bearing liabilities	9	(140)	(131)

Net increase (decrease) in net interest income	$(334)	$937	$603

Provision for Loan Losses:  There was no provision for loan losses for the quarters ended December 31, 2016 and 2015, as improved credit quality measures have been sufficient to cover any additional reserves needed for growth and changes in the mix of the loan portfolio. There was a net recovery of $17,000 for the quarter ended December 31, 2016, compared to a net charge-off of $35,000 for the quarter ended December 31, 2015. Non-accrual loans decreased by 17.8% to $2.36 million at December 31, 2016, from $2.87 million at September 30, 2016 and decreased by 51.1% from $4.83 million at December 31, 2015. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by 17.0% to $4.06 million at December 31, 2016, from $3.47 million at September 30, 2016 and decreased by 25.9% from $5.48 million one year ago.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $9.84 million at December 31, 2016 (1.45% of loans receivable and 393.8% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at December 31, 2016 was $756,000 compared to $776,00 at September 30, 2016 and $833,000 at December 31, 2015.  The allowance for loan losses was $9.83 million (1.46% of loans receivable and 326.7% of non-performing loans) at September 30, 2016 and $9.89 million (1.56% of loans receivable and 193.3% of non-performing loans) at December 31, 2015.

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

Non-interest Income: Total non-interest income increased by $698,000, or 27.7%, to $3.22 million for the quarter ended December 31, 2016 from $2.52 million for the quarter ended December 31, 2015. The increase in non-interest income was primarily due to a $295,000 increase in gain on sales of loans, a $133,000 increase in service charges on deposits, a $100,000 increase in ATM and debit card interchange transaction fees and smaller increases several other categories. The increase in gain on sales of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the current quarter. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by business associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions.

Non-interest Expense:  Total non-interest expense increased by $331,000, or 5.1%, to $6.81 million for the quarter ended December 31, 2016 from $6.48 million for the quarter ended December 31, 2015.  The increased expense was primarily due to a $209,000 increase in salaries and employee benefits expense, a $137,000 increase in deposit operations expense and smaller increases in several other categories. These increases were partially offset by a $214,000 decrease in OREO and other repossessed assets expense and smaller decreases in several other categories. The increase in salary and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending personnel. The increase in deposit operations expense was primarily due to an increase in the level of checking account acquisition promotional costs and check fraud expenses. The decrease in OREO and other repossessed assets expense was primarily due to a decrease in the level of market value write-downs on OREO properties.

The efficiency ratio for the current quarter improved to 59.07% from 63.35% for the comparable quarter one year ago as the increases in net interest income and non-interest income outpaced the increase in non-interest expense.

Provision for Federal Income Taxes: The provision for federal income taxes increased by $351,000, or 28.7%, to $1.57 million for the quarter ended December 31, 2016 from $1.22 million for the quarter ended December 31, 2015, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 33.31% for the quarter ended December 31, 2016 and 32.57% for the quarter ended December 31, 2015.

Liquidity
The Company’s primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing investment securities, maturing CDs held for investment, FHLB borrowings and other borrowings.  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2016, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 22.89%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $26.96 million, or 16.6%, to $188.90 million at December 31, 2016 from $161.94 million at September 30, 2016. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2016, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $22.0 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At December 31, 2016, the Bank had $30.00 million in FHLB advances outstanding and $22.00 million pledged under the LOC, which left $243.07 million available for additional borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At December 31, 2016, the Bank had $59.93 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At December 31, 2016, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At December 31, 2016, the Bank had loan commitments totaling $76.18 million and undisbursed construction loans in process totaling $54.16 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from December 31, 2016 totaled $82.78 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At December 31, 2016, the Bank had $3.21 million in brokered CDs.

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

Based on its capital levels at December 31, 2016, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2016, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at December 31, 2016 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$93,037	10.32%	$36,066	4.00%	$45,082	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	93,037	14.72	28,448	4.50	41,091	6.50

Tier 1 capital	93,037	14.72	37,930	6.00	50,574	8.00

Total capital	100,965	15.97	50,574	8.00	63,217	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented to an amount equal to 2.5% of risk weighted assets in January 2019.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2016, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2016 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$95,692	10.60%

Risk-based Capital Ratios:
Common equity tier 1 capital	95,692	15.13

Tier 1 capital	95,692	15.13

Total capital	103,623	16.39

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2016	2015
PERFORMANCE RATIOS:
Return on average assets	1.39%	1.22%
Return on average equity	12.87%	11.26%
Net interest margin	3.91%	4.00%
Efficiency ratio	59.07%	63.35%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2016.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s
2016 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

There were no shares repurchased by the Company during the quarter ended December 31, 2016. On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of December 31, 2016, a total of 130,788 shares had been repurchased at an average price of $11.69 per share and there were 221,893 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

_________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 29, 2010.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 16, 2007.

(5)	Incorporated by reference to the Registrant’s 1999 Annual Meeting Proxy Statement dated December 15, 1998.

(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

(9)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: February 9, 2017	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2017	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements