Form 10-Q
period 2017-03-31
TIMBERLAND BANCORP INC
filed 2017-05-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _____ to _____.

Commission file number 000-23333

TIMBERLAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1863696
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

624 Simpson Avenue, Hoquiam, Washington	98550
(Address of principal executive offices)	(Zip Code)

(360) 533-4747
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes _X_   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒    Non-accelerated filer ☐ Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT MAY 4, 2017
Common stock, $.01 par value	7,349,477

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2017 and September 30, 2016
(Dollars in thousands, except per share amounts)

	March 31, 2017	September 30, 2016
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$17,060	$16,686
Interest-bearing deposits in banks	130,980	92,255
Total cash and cash equivalents	148,040	108,941

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	52,934	53,000
Investment securities held to maturity, at amortized cost (estimated fair value $8,045 and $8,395)	7,326	7,511
Investment securities available for sale, at fair value	1,272	1,342
Federal Home Loan Bank of Des Moines (“FHLB”) stock	2,307	2,204
Loans held for sale	5,798	3,604
Loans receivable, net of allowance for loan losses of $9,590 and $9,826	676,079	663,146
Premises and equipment, net	18,013	16,159
Other real estate owned (“OREO”) and other repossessed assets, net	3,005	4,117
Accrued interest receivable	2,443	2,348
Bank owned life insurance (“BOLI”)	18,994	18,721
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,710	1,573
Other assets	3,111	3,072
Total assets	$946,682	$891,388

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$186,239	$172,283
Interest-bearing	622,613	589,251
Total deposits	808,852	761,534

FHLB borrowings	30,000	30,000
Other liabilities and accrued expenses	3,001	3,020
Total liabilities	841,853	794,554
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2017 and September 30, 2016
(Dollars in thousands, except per share amounts)

	March 31, 2017	September 30, 2016
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; 50,000,000 shares authorized; 7,345,477 shares issued and outstanding - March 31, 2017 6,943,868 shares issued and outstanding - September 30, 2016	12,986	9,961
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(529)	(661)
Retained earnings	92,550	87,709
Accumulated other comprehensive loss	(178)	(175)
Total shareholders’ equity	104,829	96,834
Total liabilities and shareholders’ equity	$946,682	$891,388
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2017 and 2016
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Interest and dividend income
Loans receivable and loans held for sale	$8,840	$8,306	$17,628	$16,735
Investment securities	68	74	138	143
Dividends from mutual funds and FHLB stock	12	39	37	61
Interest-bearing deposits in banks and CDs	379	231	660	402
Total interest and dividend income	9,299	8,650	18,463	17,341

Interest expense
Deposits	545	507	1,088	1,012
FHLB borrowings	302	472	610	948
Total interest expense	847	979	1,698	1,960

Net interest income	8,452	7,671	16,765	15,381

Recapture of loan losses	(250)	—	(250)	—

Net interest income after recapture of loan losses	8,702	7,671	17,015	15,381

Non-interest income
Other than temporary impairment ("OTTI") on investment securities	—	(24)	—	(24)
Adjustment for portion of OTTI recorded as other comprehensive income (loss) before income taxes	—	1	—	1
Net OTTI on investment securities	—	(23)	—	(23)
Service charges on deposits	1,090	937	2,195	1,909
ATM and debit card interchange transaction fees	793	710	1,593	1,409
BOLI net earnings	136	137	273	273
Gain on sales of loans, net	406	393	1,095	787
Escrow fees	64	49	140	89
Servicing income on loans sold	99	55	196	120
Other, net	263	255	576	467
Total non-interest income, net	2,851	2,513	6,068	5,031

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2017 and 2016
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Non-interest expense
Salaries and employee benefits	$3,755	$3,466	$7,435	$6,936
Premises and equipment	776	771	1,531	1,531
Advertising	167	193	329	398
OREO and other repossessed assets, net	(12)	195	18	438
ATM and debit card interchange transaction fees	350	331	662	653
Postage and courier	120	110	214	211
State and local taxes	152	138	308	270
Professional fees	199	117	399	247
Federal Deposit Insurance Corporation ("FDIC") insurance	107	127	221	234
Loan administration and foreclosure	(1)	95	93	124
Data processing and telecommunications	464	474	914	924
Deposit operations	240	234	549	406
Other	540	378	995	735
Total non-interest expense	6,857	6,629	13,668	13,107

Income before federal income taxes	4,696	3,555	9,415	7,305

Provision for federal income taxes	1,568	1,175	3,140	2,397

Net income	$3,128	$2,380	$6,275	$4,908

Net income per common share
Basic	$0.44	$0.35	$0.90	$0.72
Diluted	$0.42	$0.34	$0.86	$0.69

Weighted average common shares outstanding
Basic	7,135,083	6,846,527	6,997,420	6,858,190
Diluted	7,379,353	7,080,005	7,306,644	7,081,945

Dividends paid per common share	$0.11	$0.08	$0.20	$0.20

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Comprehensive income
Net income	$3,128	$2,380	$6,275	$4,908
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $0, $6, ($14) and ($1), respectively	—	11	(27)	(1)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $0, $6, $0 and $6, respectively	—	12	—	12
Amount reclassified to credit loss (recorded as market loss), net of income taxes of $0, ($1), $0 and ($1), respectively	—	(1)	—	(1)
Accretion of OTTI on investment securities held to maturity, net of income taxes of $6, $4, $12 and $9, respectively	11	7	24	17
Total other comprehensive income (loss), net of income taxes	11	29	(3)	27

Total comprehensive income	$3,139	$2,409	$6,272	$4,935

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2017 and 2016
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Amount	Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Common Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2015	6,988,848	$10,293	$(926)	$80,133	$(313)	$89,187
Net income	—	—	—	4,908	—	4,908
Other comprehensive income	—	—	—	—	27	27
Repurchase of common stock	(66,000)	(820)	—	—	—	(820)
Exercise of stock options	10,220	86	—	—	—	86
Common stock dividends ($0.20 per common share)	—	—	—	(1,398)	—	(1,398)
Earned ESOP shares, net of income taxes	—	55	133	—	—	188
Stock option compensation expense	—	84	—	—	—	84
Balance, March 31, 2016	6,933,068	9,698	(793)	83,643	(286)	92,262

Balance, September 30, 2016	6,943,868	9,961	(661)	87,709	(175)	96,834
Net income	—	—	—	6,275	—	6,275
Other comprehensive loss	—	—	—	—	(3)	(3)
Exercise of stock warrant	370,899	2,496	—	—	—	2,496
Exercise of stock options	30,710	193	—	—	—	193
Common stock dividends ($0.20 per common share)	—	—	—	(1,434)	—	(1,434)
Earned ESOP shares, net of income taxes	—	142	132	—	—	274
Stock option compensation expense	—	194	—	—	—	194
Balance, March 31, 2017	7,345,477	$12,986	$(529)	$92,550	$(178)	$104,829
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2017 and 2016
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$6,275	$4,908
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of loan losses	(250)	—
Depreciation	640	673
Earned ESOP shares	132	133
Stock option compensation expense	79	75
Stock option tax effect less excess tax benefit	17	5
Gain on sales of OREO and other repossessed assets, net	(53)	(13)
Provision for OREO losses	76	301
Loss on sales/dispositions of premises and equipment, net	—	3
BOLI net earnings	(273)	(273)
Gain on sales of loans, net	(1,095)	(787)
Increase (decrease) in deferred loan origination fees	22	(145)
Net OTTI on investment securities	—	23
Amortization of MSRs	248	295
Loans originated for sale	(40,304)	(24,305)
Proceeds from sales of loans	39,205	26,559
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(582)	(514)
Net cash provided by operating activities	4,137	6,938

Cash flows from investing activities
Net decrease (increase) in CDs held for investment	66	(3,913)
Proceeds from maturities and prepayments of investment securities held to maturity	266	238
Proceeds from maturities and prepayments of investment securities available for sale	30	27
Purchase of FHLB stock	(103)	(105)
Increase in loans receivable, net	(12,973)	(18,505)
Additions to premises and equipment	(2,494)	(177)
Capitalized improvements to OREO	—	(142)
Proceeds from sales of OREO and other repossessed assets	1,357	2,326
Net cash used in investing activities	(13,851)	(20,251)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2017 and 2016
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2017	2016
Cash flows from financing activities
Net increase in deposits	$47,318	$33,126
ESOP tax effect	142	55
Proceeds from exercise of stock options	193	86
Stock option excess tax benefit	98	4
Proceeds from exercise of stock warrant	2,492	—
Issuance of common stock	4	—
Repurchase of common stock	—	(820)
Payment of dividends	(1,434)	(1,398)
Net cash provided by financing activities	48,813	31,053

Net increase in cash and cash equivalents	39,099	17,740
Cash and cash equivalents
Beginning of period	108,941	92,289
End of period	$148,040	$110,029

Supplemental disclosure of cash flow information
Income taxes paid	$3,158	$2,280
Interest paid	1,691	1,938

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$268	$76
Other comprehensive income (loss) related to investment securities	(3)	27
See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 (“2016 Form 10-K”).  The unaudited consolidated results of operations for the six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2017.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2017 presentation with no change to net income or total shareholders’ equity as previously reported.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of March 31, 2017 and September 30, 2016 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2017
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$590	$14	$(1)	$603
Private label residential	729	707	(3)	1,433
U.S. Treasury and U.S government agency securities	6,007	17	(15)	6,009
Total	$7,326	$738	$(19)	$8,045

Available for sale
MBS: U.S. government agencies	$307	$21	$—	$328
Mutual funds	1,000	—	(56)	944
Total	$1,307	$21	$(56)	$1,272

September 30, 2016
Held to maturity
MBS:
U.S. government agencies	$670	$18	$(1)	$687
Private label residential	835	762	(2)	1,595
U.S. Treasury and U.S. government agency securities	6,006	107	—	6,113
Total	$7,511	$887	$(3)	$8,395

Available for sale
MBS: U.S. government agencies	$336	$30	$—	$366
Mutual funds	1,000	—	(24)	976
Total	$1,336	$30	$(24)	$1,342

Held to maturity and available for sale investment securities with unrealized losses were as follows for March 31, 2017 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$48	$(1)	2	$87	$—	5	$135	$(1)
Private label residential	13	—	1	110	(3)	11	123	(3)
U.S. Treasury and U.S. government agency securities	2,978	(15)	1	—	—	—	2,978	(15)
Total	$3,039	$(16)	4	$197	$(3)	16	$3,236	$(19)

Available for sale
Mutual funds	$—	$—	—	$944	$(56)	1	$944	$(56)
Total	$—	$—	—	$944	$(56)	1	$944	$(56)

Held to maturity and available for sale investment securities with unrealized losses were as follows for September 30, 2016 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$9	$—	1	$96	$(1)	5	$105	$(1)
Private label residential	1	—	1	112	(2)	10	113	(2)
Total	$10	$—	2	$208	$(3)	15	$218	$(3)

Available for sale
Mutual funds	$—	$—	—	$976	$(24)	1	$976	$(24)
Total	$—	$—	—	$976	$(24)	1	$976	$(24)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of March 31, 2017, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of March 31, 2017 and 2016:

	Range		Weighted
	Minimum	Maximum	Average
March 31, 2017
Constant prepayment rate	6.00%	15.00%	12.25%
Collateral default rate	0.10%	13.61%	5.17%
Loss severity rate	5.00%	76.00%	45.14%

March 31, 2016
Constant prepayment rate	6.00%	15.00%	9.16%
Collateral default rate	0.24%	17.64%	5.70%
Loss severity rate	7.00%	77.00%	41.97%

The following table presents the OTTI for the three and six months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$—	$—	$(24)	$—
Adjustment for portion of OTTI recorded as other comprehensive income (loss) before income taxes (1)	—	—	1	—
Net OTTI recognized in earnings (2)	$—	$—	$(23)	$—

	Six Months Ended March 31, 2017		Six Months Ended March 31, 2016
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$—	$—	$(24)	$—
Adjustment for portion of OTTI recorded as other comprehensive income (loss) before income taxes (1)	—	—	1	—
Net OTTI recognized in earnings (2)	$—	$—	$(23)	$—

_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the six months ended March 31, 2017 and 2016 (dollars in thousands):

	Six Months Ended March 31,
	2017	2016
Beginning balance of credit loss	$1,505	$1,576
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—	23
Subtractions:
Realized losses previously recorded as credit losses	(36)	(62)
Ending balance of credit loss	$1,469	$1,537

During the three months ended March 31, 2017, the Company recorded a $23,000 net realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the six months ended March 31, 2017, the Company recorded a $36,000 net realized loss (as a result of securities being deemed worthless) on 15 held to maturity residential MBS, of which the entire amount had been previously recognized as a credit loss. During the three months ended March 31, 2016, the Company recorded a $35,000 net realized loss (as a result of the securities being deemed worthless) on 12 held to maturity residential MBS, of which $32,000 had been recognized previously as a credit loss. During the six months ended March 31, 2016, the Company recorded a $62,000 net realized loss (as a result of securities being deemed worthless) on 15 held to maturity residential MBS, of which $59,000 had been previously recognized as a credit loss.

The recorded amount of residential MBS, treasury and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $6.92 million and $7.04 million at March 31, 2017 and September 30, 2016, respectively.

The contractual maturities of debt securities at March 31, 2017 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$14	$14	$—	$—
Due after one year to five years	5,995	5,997	—	—
Due after five to ten years	14	14	—	—
Due after ten years	1,303	2,020	307	328
Total	$7,326	$8,045	$307	$328

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

The discounted cash flow income approach analysis uses a reporting unit's projection of estimated operating results and cash flows and discounts them using a rate that reflects current market conditions. The projection uses management's estimates of economic and market conditions over the projected period including growth rates in loans and deposits, estimates of future expected changes in net interest margins and cash expenditures. Key assumptions used by the Company in its discounted cash flow model (income approach) included an annual loan growth rate that ranged from 3.00% to 3.90%, an annual deposit growth rate that ranged from 2.50% to 3.50% and a return on assets that ranged from 0.90% to 1.10%. In addition to the above projections of estimated operating results, key assumptions used to determine the fair value estimate under this approach were the discount rate of 10.6% and the residual capitalization rate of 7.6%. The discount rate used was the cost of equity capital. The cost of equity capital was based on the capital asset pricing model ("CAPM"), modified to account for a small stock premium. The small stock premium represents the additional return required by investors for small stocks based on the Duff and Phelps 2016 Valuation Handbook. Beyond the approximate five-year forecast period, residual free cash flows were estimated to increase at a constant rate into perpetuity. These cash flows were converted to a residual value using an appropriate residual capitalization rate. The residual capitalization rate was equal to the discount rate minus the expected long-term growth rate of cash flows. Based on historical results, the economic climate, the outlook for the industry and management's expectations, a long-term growth rate of 3.0% was estimated.

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

As of March 31, 2017, management believed that there had been no events or changes in the circumstances since May 31, 2016 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at March 31, 2017 and September 30, 2016 (dollars in thousands):

	March 31, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family	$122,889	16.4%	$118,560	16.4%
Multi-family	63,181	8.4	62,303	8.6
Commercial	325,120	43.5	312,525	43.2
Construction - custom and owner/builder	99,304	13.3	93,049	12.9
Construction - speculative one- to four-family	5,311	0.7	8,106	1.1
Construction - commercial	10,762	1.4	9,365	1.3
Construction - multi-family	11,057	1.5	12,590	1.7
Land	25,866	3.5	21,627	3.0
Total mortgage loans	663,490	88.7	638,125	88.2

Consumer loans:
Home equity and second mortgage	38,024	5.1	39,727	5.5
Other	3,527	0.5	4,139	0.5
Total consumer loans	41,551	5.6	43,866	6.0

Commercial business loans	42,603	5.7	41,837	5.8

Total loans receivable	747,644	100.0%	723,828	100.0%
Less:
Undisbursed portion of construction loans in process	59,724		48,627
Deferred loan origination fees, net	2,251		2,229
Allowance for loan losses	9,590		9,826
	71,565		60,682
Loans receivable, net	$676,079		$663,146

Allowance for Loan Losses
The following tables set forth information for the three and six months ended March 31, 2017 and 2016 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended March 31, 2017
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,177	$(51)	$—	$—	$1,126
Multi-family	400	80	—	—	480
Commercial	4,523	(199)	(8)	—	4,316
Construction – custom and owner/builder	636	59	—	—	695
Construction – speculative one- to four-family	100	(15)	—	—	85
Construction – commercial	282	(14)	—	—	268
Construction – multi-family	385	(289)	—	—	96
Land	836	106	—	5	947
Consumer loans:
Home equity and second mortgage	859	98	—	—	957
Other	156	(26)	(1)	1	130
Commercial business loans	489	1	—	—	490
Total	$9,843	$(250)	$(9)	$6	$9,590

	Six Months Ended March 31, 2017
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,239	$(134)	$—	$21	$1,126
Multi-family	473	7	—	—	480
Commercial	4,384	(55)	(13)	—	4,316
Construction – custom and owner/builder	619	76	—	—	695
Construction – speculative one- to four-family	130	(45)	—	—	85
Construction – commercial	268	—	—	—	268
Construction – multi-family	316	(220)	—	—	96
Land	820	119	(2)	10	947
Consumer loans:
Home equity and second mortgage	939	18	—	—	957
Other	156	(24)	(4)	2	130
Commercial business loans	482	8	—	—	490
Total	$9,826	$(250)	$(19)	$33	$9,590

	Three Months Ended March 31, 2016
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,420	$(147)	$(2)	$52	$1,323
Multi-family	373	(58)	—	—	315
Commercial	3,898	239	(54)	—	4,083
Construction – custom and owner/builder	555	(13)	—	—	542
Construction – speculative one- to four-family	122	(28)	—	2	96
Construction – commercial	486	131	—	—	617
Construction – multi-family	336	(77)	—	150	409
Land	923	24	—	7	954
Consumer loans:
Home equity and second mortgage	1,102	(81)	—	—	1,021
Other	161	3	(2)	—	162
Commercial business loans	513	7	—	1	521
Total	$9,889	$—	$(58)	$212	$10,043

	Six Months Ended March 31, 2016
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,480	$(184)	$(28)	$55	$1,323
Multi-family	392	(77)	—	—	315
Commercial	4,065	99	(81)	—	4,083
Construction – custom and owner/builder	451	91	—	—	542
Construction – speculative one- to four-family	123	(29)	—	2	96
Construction – commercial	426	191	—	—	617
Construction – multi-family	283	(55)	—	181	409
Land	1,021	(72)	(8)	13	954
Consumer loans:
Home equity and second mortgage	1,073	(39)	(13)	—	1,021
Other	187	(21)	(5)	1	162
Commercial business loans	423	96	—	2	521
Total	$9,924	$—	$(135)	$254	$10,043

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at March 31, 2017 and September 30, 2016 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2017
Mortgage loans:
One- to four-family	$1	$1,125	$1,126	$1,779	$121,110	$122,889
Multi-family	—	480	480	—	63,181	63,181
Commercial	108	4,208	4,316	6,252	318,868	325,120
Construction – custom and owner/builder	—	695	695	—	53,624	53,624
Construction – speculative one- to four-family	—	85	85	—	2,649	2,649
Construction – commercial	—	268	268	—	6,588	6,588
Construction – multi-family	—	96	96	—	3,849	3,849
Land	13	934	947	1,001	24,865	25,866
Consumer loans:
Home equity and second mortgage	307	650	957	974	37,050	38,024
Other	17	113	130	28	3,499	3,527
Commercial business loans	—	490	490	54	42,549	42,603
Total	$446	$9,144	$9,590	$10,088	$677,832	$687,920

September 30, 2016
Mortgage loans:
One- to four-family	$70	$1,169	$1,239	$2,264	$116,296	$118,560
Multi-family	—	473	473	—	62,303	62,303
Commercial	413	3,971	4,384	11,309	301,216	312,525
Construction – custom and owner/builder	—	619	619	367	51,662	52,029
Construction – speculative one- to four-family	—	130	130	—	4,074	4,074
Construction – commercial	—	268	268	—	6,841	6,841
Construction – multi-family	—	316	316	—	11,539	11,539
Land	53	767	820	1,268	20,359	21,627
Consumer loans:
Home equity and second mortgage	227	712	939	999	38,728	39,727
Other	13	143	156	30	4,109	4,139
Commercial business loans	—	482	482	—	41,837	41,837
Total	$776	$9,050	$9,826	$16,237	$658,964	$675,201

The following tables present an analysis of loans by aging category and portfolio segment at March 31, 2017 and September 30, 2016 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2017
Mortgage loans:
One- to four-family	$143	$—	$820	$—	$963	$121,926	$122,889
Multi-family	—	—	—	—	—	63,181	63,181
Commercial	—	—	313	—	313	324,807	325,120
Construction – custom and owner/builder	368	—	—	—	368	53,256	53,624
Construction – speculative one- to four- family	—	—	—	—	—	2,649	2,649
Construction – commercial	—	—	—	—	—	6,588	6,588
Construction – multi-family	—	—	—	—	—	3,849	3,849
Land	38	—	296	—	334	25,532	25,866
Consumer loans:
Home equity and second mortgage	79	—	383	135	597	37,427	38,024
Other	7	—	28	—	35	3,492	3,527
Commercial business loans	—	—	54	—	54	42,549	42,603
Total	$635	$—	$1,894	$135	$2,664	$685,256	$687,920

September 30, 2016
Mortgage loans:
One- to four-family	$—	$207	$914	$—	$1,121	$117,439	$118,560
Multi-family	—	—	—	—	—	62,303	62,303
Commercial	113	—	612	—	725	311,800	312,525
Construction – custom and owner/ builder	—	—	367	—	367	51,662	52,029
Construction – speculative one- to four- family	—	—	—	—	—	4,074	4,074
Construction – commercial	—	—	—	—	—	6,841	6,841
Construction – multi-family	—	—	—	—	—	11,539	11,539
Land	—	—	548	—	548	21,079	21,627
Consumer loans:
Home equity and second mortgage	37	—	402	135	574	39,153	39,727
Other	31	—	30	—	61	4,078	4,139
Commercial business loans	37	38	—	—	75	41,762	41,837
Total	$218	$245	$2,873	$135	$3,471	$671,730	$675,201
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At March 31, 2017 and September 30, 2016, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at March 31, 2017 and September 30, 2016 (dollars in thousands):

	Loan Grades
March 31, 2017	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$119,689	$610	$653	$1,937	$122,889
Multi-family	61,406	—	1,775	—	63,181
Commercial	312,612	6,280	5,914	314	325,120
Construction – custom and owner/builder	53,256	—	—	368	53,624
Construction – speculative one- to four-family	2,649	—	—	—	2,649
Construction – commercial	6,588	—	—	—	6,588
Construction – multi-family	3,849	—	—	—	3,849
Land	22,305	1,028	2,075	458	25,866
Consumer loans:
Home equity and second mortgage	36,889	157	135	843	38,024
Other	3,469	—	—	58	3,527
Commercial business loans	42,514	35	—	54	42,603
Total	$665,226	$8,110	$10,552	$4,032	$687,920

September 30, 2016
Mortgage loans:
One- to four-family	$115,131	$364	$661	$2,404	$118,560
Multi-family	60,504	—	1,799	—	62,303
Commercial	292,756	8,411	10,746	612	312,525
Construction – custom and owner/builder	51,432	229	—	368	52,029
Construction – speculative one- to four-family	4,074	—	—	—	4,074
Construction – commercial	6,841	—	—	—	6,841
Construction – multi-family	11,539	—	—	—	11,539
Land	18,010	1,043	1,859	715	21,627
Consumer loans:
Home equity and second mortgage	38,261	590	—	876	39,727
Other	4,078	—	—	61	4,139
Commercial business loans	41,797	40	—	—	41,837
Total	$644,423	$10,677	$15,065	$5,036	$675,201

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

The following table is a summary of information related to impaired loans by portfolio segment as of March 31, 2017 and for the three and six months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$867	$1,013	$—	$880	$891	$12	$23	$12	$23
Commercial	2,240	3,301	—	4,566	5,566	52	164	38	125
Construction – custom and owner/ builder	—	—	—	184	245	—	7	—	7
Land	438	560	—	659	670	4	8	3	6
Consumer loans:
Home equity and second mortgage	383	574	—	385	391	—	—	—	—
Commercial business loans	54	54	—	27	18	—	—	—	—
Subtotal	3,982	5,502	—	6,701	7,781	68	202	53	161

With an allowance recorded:
Mortgage loans:
One- to four-family	912	912	1	1,105	1,186	23	49	18	38
Commercial	4,012	4,012	108	3,868	3,826	49	115	39	93
Land	563	563	13	566	569	9	19	8	15
Consumer loans:
Home equity and second mortgage	591	591	307	593	594	10	20	9	18
Other	28	28	17	29	29	—	—	—	—
Subtotal	6,106	6,106	446	6,161	6,204	91	203	74	164

Total:
Mortgage loans:
One- to four-family	1,779	1,925	1	1,985	2,077	35	72	30	61
Commercial	6,252	7,313	108	8,434	9,392	101	279	77	218
Construction – custom and owner/ builder	—	—	—	184	245	—	7	—	7
Land	1,001	1,123	13	1,225	1,239	13	27	11	21
Consumer loans:
Home equity and second mortgage	974	1,165	307	978	985	10	20	9	18
Other	28	28	17	29	29	—	—	—	—
Commercial business loans	54	54	—	27	18	—	—	—	—
Total	$10,088	$11,608	$446	$12,862	$13,985	$159	$405	$127	$325

______________________________________________

(1)	For the three months ended March 31, 2017.

(2)	For the six months ended March 31, 2017.

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2016 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized (1)	Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$914	$1,060	$—	$1,349	$38	$38
Multi-family	—	—	—	152	—	—
Commercial	7,566	8,685	—	7,784	421	330
Construction – custom and owner/builder	367	367	—	73	—	—
Land	693	1,101	—	839	16	12
Consumer loans:
Home equity and second mortgage	402	593	—	264	—	—
Commercial business loans	—	—	—	15	—	—
Subtotal	9,942	11,806	—	10,476	475	380

With an allowance recorded:
Mortgage loans:
One- to four-family	1,350	1,350	70	1,921	118	89
Multi-family	—	—	—	655	—	—
Commercial	3,743	3,743	413	4,181	275	215
Land	575	575	53	604	39	32
Consumer loans:
Home equity and second mortgage	597	597	227	709	44	40
Other	30	30	13	33	2	2
Subtotal	6,295	6,295	776	8,103	478	378
Total:
Mortgage loans:
One- to four-family	2,264	2,410	70	3,270	156	127
Multi-family	—	—	—	807	—	—
Commercial	11,309	12,428	413	11,965	696	545
Construction – custom and owner/builder	367	367	—	73	—	—
Land	1,268	1,676	53	1,443	55	44
Consumer loans:
Home equity and second mortgage	999	1,190	227	973	44	40
Other	30	30	13	33	2	2
Commercial business loans	—	—	—	15	—	—
Total	$16,237	$18,101	$776	$18,579	$953	$758
______________________________________________
(1) For the year ended September 30, 2016.

A troubled debt restructured ("TDR") loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a significant concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDR loans are considered impaired and are individually evaluated for impairment.  TDR loans are classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $6.83 million and $8.16 million in TDR loans included in impaired loans at March 31, 2017 and September 30, 2016, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDR loans at March 31, 2017 and September 30, 2016 was $28,000 and $465,000, respectively. There were no TDR loans which incurred a payment default within 12 months of the restructure date during the six months ended March 31, 2017.

The following tables set forth information with respect to the Company’s TDR loans by interest accrual status as of March 31, 2017 and September 30, 2016 (dollars in thousands):

	March 31, 2017
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$959	$—	$959
Commercial	4,475	—	4,475
Land	706	252	958
Consumer loans:
Home equity and second mortgage	289	152	441
Total	$6,429	$404	$6,833

	September 30, 2016
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,350	$126	$1,476
Commercial	5,268	—	5,268
Land	720	253	973
Consumer loans:
Home equity and second mortgage	291	152	443
Total	$7,629	$531	$8,160

The were no new TDR loans during the six months ended March 31, 2017 or the year ended September 30, 2016.

(5) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At March 31, 2017 and 2016, there were 81,944 and 114,588 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and six months ended March 31, 2017 and 2016 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Basic net income per common share computation
Numerator – net income	$3,128	$2,380	$6,275	$4,908

Denominator – weighted average common shares outstanding	7,135,083	6,846,527	6,997,420	6,858,190

Basic net income per common share	$0.44	$0.35	$0.90	$0.72

Diluted net income per common share computation
Numerator – net income	$3,128	$2,380	$6,275	$4,908

Denominator – weighted average common shares outstanding	7,135,083	6,846,527	6,997,420	6,858,190
Effect of dilutive stock options (1)	159,947	62,028	149,608	57,482
Effect of dilutive stock warrant (2)	84,323	171,450	159,616	166,273
Weighted average common shares outstanding - assuming dilution	7,379,353	7,080,005	7,306,644	7,081,945

Diluted net income per common share	$0.42	$0.34	$0.86	$0.69
____________________________________________
(1) For the three and six months ended March 31, 2017 all outstanding options were included in the computation of diluted net income per share. For the three and six months ended March 31, 2016, average options to purchase 14,000 and 84,383 shares of common stock were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(2) Represented a warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018 (the "Warrant"). The Warrant was granted on December 23, 2008 to the U.S. Treasury Department ("Treasury") as part of the Company's participation in the Treasury's Troubled Asset Relief Program ("TARP"). On June 12, 2013, the Treasury sold the Warrant to private investors. On January 31, 2017, the Warrant was exercised and 370,899 shares of the Company's common stock were issued in exchange for $2.50 million.

(6) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three and six months ended March 31, 2017 and 2016 are as follows (dollars in thousands):

	Three Months Ended March 31, 2017
	Changes in fair value of available for sale securities (1)	OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(23)	$(166)	$(189)
Net change, net of income taxes	—	11	11
Balance of AOCI at the end of period	$(23)	$(155)	$(178)

	Six Months Ended March 31, 2017
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$4	$(179)	$(175)
Net change, net of income taxes	(27)	24	(3)
Balance of AOCI at the end of period	$(23)	$(155)	$(178)

	Three Months Ended March 31, 2016
	Changes in fair value of available for sale securities (1)	OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(9)	$(306)	$(315)
Net change, net of income taxes	11	18	29
Balance of AOCI at the end of period	$2	$(288)	$(286)

	Six Months Ended March 31, 2016
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$3	$(316)	$(313)
Net change, net of income tax	(1)	28	27
Balance of AOCI at the end of period	$2	$(288)	$(286)

__________________________
(1) All amounts are net of income taxes.

(7) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At March 31, 2017, there were 171,116 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At March 31, 2017, there were no options available for future grant under the 2003 Stock Option Plan.

At both March 31, 2017 and 2016, there were no unvested restricted stock grant shares. There were no restricted stock grants awarded during the six months ended March 31, 2017 and 2016.

Stock option activity for the six months ended March 31, 2017 and 2016 is summarized as follows:

	Six Months Ended March 31, 2017		Six Months Ended March 31, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	373,130	$9.82	341,300	$8.73
Exercised	(30,710)	6.30	(10,220)	8.37
Forfeited	(4,200)	4.60	(2,900)	9.96
Options outstanding, end of period	338,220	$10.21	328,180	$8.73

The aggregate intrinsic value of options exercised during the six months ended March 31, 2017 and 2016 was $413,000 and $38,000, respectively.

At March 31, 2017, there were 216,750 unvested options with an aggregate grant date fair value of $424,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2017 was $2.39 million.  There were 33,700 options with an aggregate grant date fair value of $82,000 that vested during the six months ended March 31, 2017.

At March 31, 2016, there were 226,100 unvested options with an aggregate grant date fair value of $486,000. There were 33,700 options with an aggregate grant date fair value of $82,000 that vested during the six months ended March 31, 2016.

Additional information regarding options outstanding at March 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	11,400	$4.25	3.8	11,400	$4.25	3.8
5.86 - 6.00	44,200	5.93	5.5	32,400	5.93	5.5
9.00	83,600	9.00	6.6	45,200	9.00	6.6
10.26 - 10.71	143,270	10.58	8.0	32,470	10.53	7.8
15.67	55,750	15.67	9.5	—	N/A	N/A
	338,220	$10.21	7.4	121,470	$8.15	6.4

The aggregate intrinsic value of options outstanding at March 31, 2017 and 2016 was $4.12 million and $1.28 million, respectively.

Compensation expense during the six months ended March 31, 2017 and 2016 for all stock-based plans was as follows (dollars in thousands):

	Six Months Ended March 31,
	2017	2016
Stock options	$194	$84
Less: related tax benefit recognized	(115)	(9)
Total	$79	$75

As of March 31, 2017, unrecognized compensation cost related to non-vested stock options was $345,000, which is expected to be recognized over a weighted average life of 1.92 years.

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

The Company's assets measured at fair value on a recurring basis consist of investment securities available for sale. The estimated fair values of MBS are based upon market prices of similar securities or observable inputs (Level 2). The estimated fair values of mutual funds are based upon quoted market prices (Level 1).

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2017 and September 30, 2016. The Company's assets measured at estimated fair value on a recurring basis at March 31, 2017 and September 30, 2016 are as follows (dollars in thousands):

March 31, 2017	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$328	$—	$328
Mutual funds	944	—	—	944
Total	$944	$328	$—	$1,272

September 30, 2016	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$366	$—	$366
Mutual funds	976	—	—	976
Total	$976	$366	$—	$1,342

There were no transfers among Level 1, Level 2 and Level 3 during the six months ended March 31, 2017 and the year ended September 30, 2016.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2017 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One- to four-family	$—	$—	$911
Commercial	—	—	3,904
Land	—	—	550
Consumer loans:
Home equity and second mortgage	—	—	284
Other	—	—	11
Total impaired loans	—	—	5,660

OREO and other repossessed assets	—	—	3,005
Total	$—	$—	$8,665

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of March 31, 2017 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$5,660	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$3,005	Market approach	Lower of appraised value or listing price less selling costs	NA

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

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2017 and September 30, 2016.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

Loans Held for Sale:  The estimated fair value is based on quoted market prices (for one-to four-family loans) and the guaranteed value of U.S. Small Business Administration ("SBA") loans (made to small businesses under the SBA's 7(a) loan programs). Quoted market prices are obtained from the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the FHLB.

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

The recorded amounts and estimated fair values of financial instruments were as follows as of March 31, 2017 and September 30, 2016 (dollars in thousands):

	March 31, 2017
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$148,040	$148,040	$148,040	$—	$—
CDs held for investment	52,934	52,934	52,934	—	—
Investment securities	8,598	9,317	3,935	5,382	—
FHLB stock	2,307	2,307	2,307	—	—
Loans receivable, net	676,079	675,019	—	—	675,019
Loans held for sale	5,798	5,878	5,878	—	—
Accrued interest receivable	2,443	2,443	2,443	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	186,239	186,239	186,239	—	—
Interest-bearing	622,613	622,696	480,461	—	142,235
Total deposits	808,852	808,935	666,700	—	142,235
FHLB borrowings	30,000	30,226	—	30,226	—
Accrued interest payable	253	253	253	—	—

	September 30, 2016
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$108,941	$108,941	$108,941	$—	$—
CDs held for investment	53,000	53,000	53,000	—	—
Investment securities	8,853	9,737	4,029	5,708	—
FHLB stock	2,204	2,204	2,204	—	—
Loans receivable, net	663,146	671,017	—	—	671,017
Loans held for sale	3,604	3,714	3,714	—	—
Accrued interest receivable	2,348	2,348	2,348	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	172,283	172,283	172,283	—	—
Interest-bearing	589,251	589,762	441,277	—	148,485
Total deposits	761,534	762,045	613,560	—	148,485
FHLB borrowings	30,000	30,684	—	30,684	—
Accrued interest payable	247	247	247	—	—

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

(9) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this ASU is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract and estimating the amount of variable consideration to include in the transaction price related to each separate performance obligation. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company's primary source of revenue is interest income, which is recognized when earned and is deemed to be in compliance with this ASU. Accordingly, the adoption of ASU No. 2014-09 is not expected to have a material impact on the Company's consolidated financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted. The effect of adoption will depend on leases at the time of adoption. Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under noncancelable operating lease agreements, however, based on current leases the adoption of ASU No. 2016-02 is not expected to have a material impact on the Company's future consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's future consolidated financial statements.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2017.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At March 31, 2017, the Company had total assets of $946.68 million and total shareholders’ equity of $104.83 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings.  Net interest income is affected by changes in the volume and mix of interest-earning assets, interest earned on those assets, the volume and mix of interest-bearing liabilities and interest paid on those interest-bearing liabilities. Management strives to match the re-pricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio.

Net income is also affected by non-interest income and non-interest expenses.  For the three and six month period ended March 31, 2017, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, deposit operation expenses and data processing and telecommunication expenses.  Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at March 31, 2017 and September 30, 2016

The Company’s total assets increased by $55.29 million, or 6.2%, to $946.68 million at March 31, 2017 from $891.39 million at September 30, 2016.  The increase in total assets was primarily due to an increase in total cash and cash equivalents and net loans receivable. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $12.93 million, or 2.0%, to $676.08 million at March 31, 2017 from $663.15 million at September 30, 2016.  The increase was primarily due to increases in commercial real estate loans, one- to four-family custom and owner/builder construction loans, one- to four- family mortgage loans, and land loans. These increases to net loans receivable were partially offset by a decrease in one- to four-family speculative construction loans, consumer loans, multi-family construction loans and an increase in the undisbursed portion of construction loans in process.

Total deposits increased by $47.32 million, or 6.2%, to $808.85 million at March 31, 2017 from $761.53 million at September 30, 2016. The increase was primarily a result of increases in savings accounts, non-interest-bearing demand accounts, money market accounts, and N.O.W. checking account balances which were partially offset by a decrease in certificates of deposit account balances.

Shareholders’ equity increased by $8.00 million, or 8.3%, to $104.83 million at March 31, 2017 from $96.83 million at September 30, 2016.  The increase in shareholders' equity was primarily due to net income for the six months ended March 31, 2017 and funds received from the exercise of the Warrant. These increases to shareholders' equity were partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $39.03 million, or 24.1%, to $200.97 million at March 31, 2017 from $161.94 million at September 30, 2016.  The increase was primarily due to a $39.10 million, or 35.9%, increase in cash and cash equivalents.

Investment Securities:  Investment securities decreased by $255,000, or 2.9%, to $8.60 million at March 31, 2017 from $8.85 million at September 30, 2016, primarily due to scheduled amortization and prepayments. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased by $103,000, or 4.7%, to $2.31 million at March 31, 2017 from $2.20 million at September 30, 2016. The required investment in FHLB stock increased due to an increase in the Bank's asset size.

Loans: Net loans receivable increased by $12.93 million, or 2.0%, to $676.08 million at March 31, 2017 from $663.15 million at September 30, 2016.  The increase in the portfolio was primarily a result of a $12.60 million increase in commercial real estate loans, a $6.26 million increase in one- to four-family custom and owner/builder construction loans, a $4.33 million increase in one- to four-family mortgage loans, a $4.24 million increase in land loans, and a $1.40 million increase in commercial construction loans. These increases in net loans receivable were partially offset by an $11.10 million increase in the amount of undisbursed construction loans in process, a $2.80 million decrease in speculative one- to four-family construction loans, and a $2.31 million decrease in consumer loans.

Loan originations increased by $56.32 million, or 49.7%, to $169.65 million for the six months ended March 31, 2017 from $113.33 million for the six months ended March 31, 2016, primarily due to increased market demand.  The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans increased by $12.65 million, or 47.6%, to $39.21 million for the six months ended March 31, 2017 compared to $26.56 million for the six months ended March 31, 2016 as more one- to four-family construction loans were completed, converted to permanent financing and then were sold in the secondary market.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $1.85 million, or 11.5%, to $18.01 million at March 31, 2017 from $16.16 million at September 30, 2016.  The increase was primarily a result of the Bank purchasing the building that it had been leasing for its Gig Harbor branch office for $1.84 million in December 2016.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $1.11 million, or 27.0%, to $3.01 million at March 31, 2017 from $4.12 million at September 30, 2016. The decrease was primarily due to the disposition of eight OREO properties and one other repossessed asset.  At March 31, 2017, total OREO and other repossessed assets consisted of 17 individual properties.  The properties consisted of 12 land parcels totaling $1.96 million, three commercial real estate properties totaling $637,000, and two single-family homes totaling $411,000.

Goodwill:  The recorded amount of goodwill of $5.65 million at March 31, 2017 was unchanged from September 30, 2016.

Deposits: Deposits increased by $47.32 million, or 6.2%, to $808.85 million at March 31, 2017 from $761.53 million at September 30, 2016.  The increase was primarily a result of a $15.04 million increase in savings accounts, a $13.96 million increase in non-interest bearing demand accounts, a $13.47 million increase in money market accounts and a $10.68 million increase in negotiable order of withdrawal ("N.O.W.") checking account balances. These increases were partially offset by a $5.82 million decrease in certificates of deposit accounts.

Deposits consisted of the following at March 31, 2017 and September 30, 2016 (dollars in thousands):

	March 31, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$186,239	23%	$172,283	23%
N.O.W. checking	214,488	27%	203,812	27%
Savings	138,518	17%	123,474	16%
Money market	118,791	15%	107,083	14%
Money market - brokered	8,665	1%	6,908	1%
Certificates of deposit under $100	74,281	9%	78,284	10%
Certificates of deposit $100 and over	64,658	8%	66,485	9%
Certificates of deposit - brokered	3,212	—%	3,205	—%
Total	$808,852	100%	$761,534	100%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 35% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. FHLB borrowings remained unchanged at $30.00 million at both March 31, 2017 and September 30, 2016 and consisted of two $15.00 million long-term borrowings with scheduled maturities of August 1, 2017, and September 1, 2017, which bear interest at rates of 4.27% and 3.69%, respectively.

Subsequent to March 31, 2017, the Company used excess liquidity to prepay the two $15.00 million FHLB borrowings on April 26, 2017. The Company incurred a $282,000 prepayment penalty by prepaying the advances.

Shareholders’ Equity:  Total shareholders’ equity increased by $8.00 million, or 8.3%, to $104.83 million at March 31, 2017 from $96.83 million at September 30, 2016.  The increase was primarily due to net income of $6.28 million for the six months ended March 31, 2017 and exercise of the Warrant for $2.50 million, which was partially offset by the payment of $1.43 million in dividends on the Company's common stock. The Company did not repurchase any shares of its common stock during the six months ended March 31, 2017, and at March 31, 2017, had 221,893 shares authorized to be repurchased under the Company's existing stock repurchase plan. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio improved to 0.60% at March 31, 2017 from 0.88% at September 30, 2016 as total non-performing assets decreased by $2.19 million, or 27.8%, to $5.67 million at March 31, 2017 from $7.86 million at September 30, 2016. The decrease was primarily due to a $1.11 million decrease in OREO and other repossessed assets and a $979,000 decrease in non-accrual loans.

TDR loans on accrual status (which are not included in the non-performing asset totals) decreased by $1.20 million, or 15.7%, to $6.43 million at March 31, 2017 from $7.63 million at September 30, 2016.

Subsequent to March 31, 2017, the Company received payoffs on two TDR loans totaling $2.24 million. As part of the TDR repayments, the Company recovered, to the allowance for loan losses, $1.06 million in previously charged off amounts. In addition, the Company received $718,000 in non-accrual interest. This subsequent event had no financial impact on the quarter ended March 31, 2017.

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2017 and September 30, 2016 (dollars in thousands):

	March 31, 2017	September 30, 2016
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$820	$914
Commercial	313	612
Construction – custom and owner/builder	—	367
Land	296	548
Consumer loans:
Home equity and second mortgage	383	402
Other	28	30
Commercial business loans	54	—
Total loans accounted for on a non-accrual basis	1,894	2,873

Accruing loans which are contractually past due 90 days or more	135	135

Total of non-accrual and 90 days past due loans	2,029	3,008

Non-accrual investment securities	638	734

OREO and other repossessed assets, net (2)	3,005	4,117
Total non-performing assets (3)	$5,672	$7,859

TDR loans on accrual status (4)	$6,429	$7,629

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.30%	0.45%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.21%	0.34%

Non-performing assets as a percentage of total assets	0.60%	0.88%

Loans receivable (5)	$685,669	$672,972

Total assets	$946,682	$891,388
___________________________________
(1) As of March 31, 2017 and September 30, 2016, the balance of non-accrual one- to-four family properties includes $252,000 and $138,000, respectively, in the process of foreclosure.
(2) As of March 31, 2017 and September 30, 2016, the balance of OREO includes $411,000 and $1.07 million, respectively, of foreclosed residential real estate property recorded as a result of obtaining physical possession of the property.
(3) Does not include TDR loans on accrual status.
(4) Does not include TDR loans totaling $404,000 and $531,000 reported as non-accrual loans at March 31, 2017 and September 30, 2016, respectively. Includes at March 31, 2017, two TDR loans totaling $2.24 million which were repaid subsequent to March 31, 2017.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2017 and 2016

Net income increased by $748,000, or 31.4%, to $3.13 million for the quarter ended March 31, 2017 from $2.38 million for the quarter ended March 31, 2016. Net income per diluted common share increased $0.08, or 23.5%, to $0.42 for the quarter ended March 31, 2017 from $0.34 for the quarter ended March 31, 2016.

Net income increased by $1.37 million, or 27.9%, to $6.28 million for the six months ended March 31, 2017 from $4.91 million for the six months ended March 31, 2016. Net income per common share increased $0.17, or 24.6%. to $0.86 for the six months ended March 31, 2017 from $0.69 for the six months ended March 31, 2016.

The increase in net income for the three and six months ended March 31, 2017 was primarily due to increases in net interest income, non-interest income, and recapture of loan losses, which were partially offset by an increase in non-interest expense. A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $781,000, or 10.2%, to $8.45 million for the quarter ended March 31, 2017 from $7.67 million for the quarter ended March 31, 2016.  Total interest and dividend income increased by $649,000, or 7.5%, to $9.30 million for the quarter ended March 31, 2017 from $8.65 million for the quarter ended March 31, 2016, primarily due to an $87.29 million increase in the average balance of total interest-bearing assets to $870.58 million from $783.28 million. The average balance of loans receivable increased $56.8 million, or 9.0%, between the periods. The average yield on interest-bearing assets decreased to 4.27% for the quarter ended March 31, 2017 from 4.42% for the quarter ended March 31, 2016, primarily due to a 12 basis point decrease in the average yield on loans receivable. As higher yielding loans are repaid they are being replaced with new loan originations at lower yields. During the quarter ended March 31, 2017, a total of $205,000 in non-accrual interest and pre-payment penalties was collected compared to $239,000 for the quarter ended March 31, 2016. Total interest expense decreased by $132,000, or 13.5%, to $847,000 for the quarter ended March 31, 2017 from $979,000 for the quarter ended March 31, 2016. The decrease in interest expense was primarily due to a $170,000 decrease in interest expense on FHLB borrowings, as the Company prepaid a $15.00 million FHLB borrowing on September 30, 2016 which had an interest rate of 4.34%. The decrease in interest expense on FHLB borrowings was partially offset by a $45.78 million increase in the average balance of total interest-bearing liabilities to $644.77 million for the quarter ended March 31, 2017 from $598.99 million for the quarter ended March 31, 2016. The average rate paid on interest-bearing liabilities decreased by 14 basis points to 0.52% for the quarter ended March 31, 2017 from 0.66% for the quarter ended March 31, 2016, primarily due to the decrease in FHLB borrowing expense.  The net interest margin decreased to 3.88% for the quarter ended March 31, 2017 from 3.92% for the quarter ended March 31, 2016.

Net interest income increased by $1.38 million, or 9.0%, to $16.77 million for the six months ended March 31, 2017 from $15.38 million for the six months ended March 31, 2016. Total interest and dividend income increased by $1.12 million, or 6.5%, to $18.46 million for the six months ended March 31, 2017 from $17.34 million for the six months ended March 31, 2016, primarily due to an $82.87 million increase in the average balance of interest-bearing assets to $860.05 million from $777.18 million. This increase was partially offset by a $467,000 decrease in non-accrual interest and pre-payment penalties collected during the current period. During the six months ended March 31, 2017 a total of $253,000 in non-accrual interest and pre-payment penalties was collected compared to a total of $720,000 during the six months ended March 31, 2016. Total interest expense decreased by $262,000, or 13.4%, to $1.70 million for the six months ended March 31, 2017 from $1.96 million for the six months ended March 31, 2016. The decrease was primarily due to a $338,000 decrease in interest expense on FHLB borrowings. The decrease in interest expense on FHLB borrowings was partially offset by a $40.10 million increase in the average balance of total interest-bearing liabilities to $636.18 million for the six months ended March 31, 2017 from $596.08 million for the six months ended March 31, 2016. The average rate paid on interest-bearing liabilities decreased by 12 basis points to 0.54% for the six months ended March 31, 2017 from 0.66% for the six months ended March 31, 2016. The net interest margin for the six months ended March 31, 2017 decreased to 3.90% from 3.96% for the six months ended March 31, 2016.

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

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$688,506	$8,840	5.14%	$631,708	$8,306	5.26%
Investment securities (2)	7,716	68	3.53	8,172	74	3.62
Dividends from mutual funds and FHLB stock	3,150	12	1.54	3,672	39	4.27
Interest-earning deposits	171,203	379	0.90	139,732	231	0.66
Total interest-earning assets	870,575	9,299	4.27	783,284	8,650	4.42
Non-interest-earning assets	59,561			57,072
Total assets	$930,136			$840,356

Interest-bearing liabilities:
Savings	$134,073	19	0.06	$112,064	15	0.05
Money market	127,935	107	0.34	105,670	79	0.30
N.O.W. checking	208,736	115	0.22	184,414	112	0.24
Certificates of deposit	144,021	304	0.86	151,837	301	0.80
Long-term borrowings (3)	30,000	302	4.08	45,000	472	4.22
Total interest-bearing liabilities	644,765	847	0.52	598,985	979	0.66
Non-interest-bearing deposits	178,977			146,581
Other liabilities	4,208			3,455
Total liabilities	827,950			749,021
Shareholders' equity	102,186			91,335
Total liabilities and
shareholders' equity	$930,136			$840,356

Net interest income		$8,452			$7,671

Interest rate spread			3.75%			3.76%
Net interest margin (4)			3.88%			3.92%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.02%			130.77%

	Six Months Ended March 31,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-bearing assets:
Loans receivable (1)(2)	$686,689	$17,628	5.13%	$628,616	$16,735	5.32%
Investment securities (2)	7,770	138	3.55	8,230	143	3.48
Dividends from mutual funds and FHLB stock	3,159	37	2.29	3,670	61	3.32
Interest-earning deposits	162,433	660	0.81	136,666	402	0.59
Total interest-earning assets	860,051	18,463	4.29	777,182	17,341	4.46
Non-interest-earning assets	58,317			57,645
Total assets	$918,368			$834,827

Interest-bearing liabilities:
Savings	$130,829	37	0.06	$111,205	30	0.05
Money market	124,081	204	0.33	105,020	160	0.30
N.O.W. checking	205,526	233	0.23	181,999	225	0.25
Certificates of deposit	145,746	614	0.84	152,858	597	0.78
Long-term borrowings (3)	30,000	610	4.08	45,000	948	4.21
Total interest-bearing liabilities	636,182	1,698	0.54	596,082	1,960	0.66
Non-interest-bearing deposits	177,860			144,544
Other liabilities	4,363			3,616
Total liabilities	818,405			744,242
Shareholders' equity	99,963			90,585
Total liabilities and
shareholders' equity	$918,368			$834,827

Net interest income		$16,765			$15,381

Interest rate spread			3.75%			3.80%
Net interest margin (4)			3.90%			3.96%
Ratio of average interest-earning assets to average interest-bearing liabilities			135.19%			130.38%
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

	Three months ended March 31, 2017 compared to three months ended March 31, 2016 increase (decrease) due to			Six months ended March 31, 2017 compared to six months ended March 31, 2016 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$(199)	$733	$534	$(38)	$931	$893
Investment securities	(2)	(4)	(6)	—	(5)	(5)
Dividends from mutual funds and FHLB stock	(22)	(5)	(27)	(16)	(8)	(24)
Interest-bearing deposits	89	59	148	172	86	258
Total net increase (decrease) in income on interest-earning assets	(134)	783	649	118	1,004	1,122

Interest-bearing liabilities:
Savings	1	3	4	1	6	7
Money market	10	18	28	10	34	44
N.O.W. checking	(11)	14	3	(6)	14	8
Certificates of deposit	20	(17)	3	24	(7)	17
Long term FHLB borrowings	(15)	(155)	(170)	(20)	(318)	(338)
Total net increase (decrease) in expense on interest-bearing liabilities	5	(137)	(132)	9	(271)	(262)

Net increase (decrease) in net interest income	$(139)	$920	$781	$109	$1,275	$1,384

Provision for (Recapture of) Loan Losses:  For the quarter ended March 31, 2017 there was a $250,000 recapture of loan losses compared to no provision for or (recapture of) loan losses for the quarter ended March 31, 2016. The recapture of loan losses during the quarter was primarily due to a decrease in the specific reserves required for impaired loans and overall improvements in other credit quality metrics.

During the current quarter the amount of the allowance for loan losses for impaired loans decreased by $310,000 to $446,000 at March 31, 2017, from $756,000 at December 31, 2016. Non-accrual loans decreased by 34.1% to $1.89 million at March 31, 2017, from $2.87 million at September 30, 2016 and decreased by 44.2% from $3.39 million at March 31, 2016. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by 23.3% to $2.66 million at March 31, 2017, from $3.47 million at September 30, 2016 and decreased by 27.5% from $3.67 million one year ago.  There were net charge offs of $3,000 for the quarter ended March 31, 2017, compared to net recoveries of $154,000 for the quarter ended March 31, 2016.

For the six months ended March 31, 2017 there was a $250,000 recapture of loan losses compared to no provision for or (recapture of) loan losses for the six months ended March 31, 2016. Net recoveries for the six months ended March 31, 2017 were $14,000 compared to net recoveries of $119,000 for the six months ended March 31, 2016.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $9.59 million at March 31, 2017 (1.40% of loans receivable and 472.6% of non-performing loans)

was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at March 31, 2017 was $446,000 compared to $776,000 at September 30, 2016 and $864,000 at March 31, 2016.  The allowance for loan losses was $9.83 million (1.46% of loans receivable and 326.7% of non-performing loans) at September 30, 2016 and $10.04 million (1.59% of loans receivable and 284.8% of non-performing loans) at March 31, 2016.

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

Non-interest Income: Total non-interest income increased by $338,000, or 13.5%, to $2.85 million for the quarter ended March 31, 2017 from $2.51 million for the quarter ended March 31, 2016. The increase in non-interest income was primarily due to a $153,000 increase in service charges on deposits, an $83,000 increase in ATM and debit card interchange transaction fees and smaller increases in several other categories. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions.

Total non-interest income increased by $1.04 million, or 20.6%, to $6.07 million for the six months ended March 31, 2017 from $5.03 million for the six months ended March 31, 2016. The increase in non-interest income was primarily due to a $308,000 increase in gain on sale of loans, a $286,000 increase in service charges on deposits, a $184,000 increase in ATM and debit card interchange transaction fees and smaller increases in several other categories. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the current six month period. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by businesses associated with the marijuana industry. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions.

Non-interest Expense:  Total non-interest expense increased by $228,000, or 3.4%, to $6.86 million for the quarter ended March 31, 2017 from $6.63 million for the quarter ended March 31, 2016.  The increased expense was primarily due to a $289,000 increase in salaries and employee benefits expense and smaller increases in several other categories. These increases were partially offset by a $207,000 decrease in OREO and other repossessed assets expense and smaller decreases in several other categories. The increase in salary and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending personnel.

Total non-interest expense increased by $561,000, or 4.3%, to $13.67 million for the six months ended March 31, 2017 from $13.11 million for the six months ended March 31, 2016. The increased expense was primarily due to a $499,000 increase in salaries and employee benefits expense, a $152,000 increase in professional fees expense, a $143,000 increase in deposit operations expense and smaller increases in several other categories. These increases were partially offset by a $420,000 decrease in OREO and other repossessed assets expense and smaller decreases in several other categories. The increase in salaries and employee benefits expense was primarily due annual salary adjustments and the hiring of additional lending personnel. The increase in professional fees for the six months ended March 31, 2017, was primarily a result of legal fee recoveries during comparable period one year ago, which reduced the expense amount for the six months ended March 31, 2016. The increase in deposit operations expense was primarily due to an increase in the level of checking account acquisition promotional costs and check fraud expenses. The decrease in OREO and other repossessed assets expense was primarily due to a decrease in the level of market value write-downs on OREO properties and gains on the sale of several OREO properties.

The efficiency ratio for the current quarter improved to 60.67% from 65.09% for the comparable quarter one year ago as the increases in net interest income and non-interest income outpaced the increase in non-interest expense. The efficiency ratio for the six months ended March 31, 2017 improved to 59.86% from 64.21% for the six months ended March 31, 2016.

Provision for Federal Income Taxes: The provision for federal income taxes increased by $393,000, or 33.4%, to $1.57 million for the quarter ended March 31, 2017 from $1.18 million for the quarter ended March 31, 2016, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 33.39% for the quarter ended March 31, 2017 and 33.05% for the quarter ended March 31, 2016.

The provision for federal income taxes increased by $743,000, or 31.0%, to $3.14 million for the six months ended March 31, 2017 from $2.40 million for the six months ended March 31, 2016, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 33.35% for the six months ended March 31, 2017 and 32.81% for the six months ended March 31, 2016.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2017, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 24.01%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $39.03 million, or 24.1%, to $200.97 million at March 31, 2017 from $161.94 million at September 30, 2016. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At March 31, 2017, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $22.0 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At March 31, 2017, the Bank had $30.00 million in FHLB borrowings outstanding and $22.00 million pledged under the LOC, which left $242.30 million available for additional borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At March 31, 2017, the Bank had $63.74 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At March 31, 2017, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At March 31, 2017, the Bank had loan commitments totaling $87.19 million and undisbursed construction loans in process totaling $59.72 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from March 31, 2017 totaled $79.96 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At March 31, 2017, the Bank had $3.21 million in brokered CDs.

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

Based on its capital levels at March 31, 2017, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2017, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at March 31, 2017 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$95,665	10.36%	$36,925	4.00%	$46,156	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	95,665	14.97	28,760	4.50	41,542	6.50

Tier 1 capital	95,665	14.97	38,347	6.00	51,129	8.00

Total capital	103,676	16.22	51,129	8.00	63,911	10.00

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

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2017, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of March 31, 2017 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$100,884	10.89%

Risk-based Capital Ratios:
Common equity tier 1 capital	100,884	15.77

Tier 1 capital	100,884	15.77

Total capital	108,905	17.02

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
PERFORMANCE RATIOS:
Return on average assets	1.35%	1.13%	1.37%	1.18%
Return on average equity	12.24%	10.42%	12.55%	10.84%
Net interest margin	3.88%	3.92%	3.90%	3.96%
Efficiency ratio	60.67%	65.09%	59.86%	64.21%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2016.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2017 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

There were no shares repurchased by the Company during the quarter ended March 31, 2017. On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of March 31, 2017, a total of 130,788 shares had been repurchased at an average price of $11.69 per share and there were 221,893 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: May 8, 2017	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements