Form 10-Q
period 2017-06-30
TIMBERLAND BANCORP INC
filed 2017-08-07
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT AUGUST 3, 2017
Common stock, $.01 par value	7,358,877

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2017 and September 30, 2016
(Dollars in thousands, except per share amounts)

	June 30, 2017	September 30, 2016
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$17,476	$16,686
Interest-bearing deposits in banks	114,964	92,255
Total cash and cash equivalents	132,440	108,941

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	41,187	53,000
Investment securities held to maturity, at amortized cost (estimated fair value $7,912 and $8,395)	7,244	7,511
Investment securities available for sale, at fair value	1,260	1,342
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,107	2,204
Other investments, at cost	3,000	—
Loans held for sale	3,523	3,604
Loans receivable, net of allowance for loan losses of $9,610 and $9,826	687,158	663,146
Premises and equipment, net	18,465	16,159
Other real estate owned (“OREO”) and other repossessed assets, net	3,417	4,117
Accrued interest receivable	2,437	2,348
Bank owned life insurance (“BOLI”)	19,127	18,721
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,781	1,573
Other assets	3,213	3,072
Total assets	$931,009	$891,388

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$197,527	$172,283
Interest-bearing	621,291	589,251
Total deposits	818,818	761,534

FHLB borrowings	—	30,000
Other liabilities and accrued expenses	3,575	3,020
Total liabilities	822,393	794,554
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2017 and September 30, 2016
(Dollars in thousands, except per share amounts)

	June 30, 2017	September 30, 2016
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; 50,000,000 shares authorized; 7,354,577 shares issued and outstanding - June 30, 2017 6,943,868 shares issued and outstanding - September 30, 2016	13,223	9,961
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(463)	(661)
Retained earnings	96,018	87,709
Accumulated other comprehensive loss	(162)	(175)
Total shareholders’ equity	108,616	96,834
Total liabilities and shareholders’ equity	$931,009	$891,388
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2017 and 2016
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans receivable and loans held for sale	$9,652	$8,257	$27,280	$24,992
Investment securities	69	70	207	213
Dividends from mutual funds, other investments and FHLB stock	23	22	60	83
Interest-bearing deposits in banks and CDs	421	247	1,081	649
Total interest and dividend income	10,165	8,596	28,628	25,937

Interest expense
Deposits	549	508	1,637	1,520
FHLB borrowings	369	472	979	1,420
Total interest expense	918	980	2,616	2,940

Net interest income	9,247	7,616	26,012	22,997

Recapture of loan losses	(1,000)	—	(1,250)	—

Net interest income after recapture of loan losses	10,247	7,616	27,262	22,997

Non-interest income
Other than temporary impairment ("OTTI") on investment securities	—	(4)	—	(27)
Adjustment for portion of OTTI transferred from other comprehensive income before income taxes	—	—	—	(1)
Net OTTI on investment securities	—	(4)	—	(28)
Service charges on deposits	1,153	989	3,348	2,898
ATM and debit card interchange transaction fees	855	778	2,448	2,187
BOLI net earnings	133	137	406	410
Gain on sales of loans, net	561	443	1,656	1,230
Escrow fees	51	64	191	153
Servicing income on loans sold	106	60	302	180
Other, net	297	282	873	750
Total non-interest income, net	3,156	2,749	9,224	7,780

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2017 and 2016
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine months ended June 30,
	2017	2016	2017	2016
Non-interest expense
Salaries and employee benefits	$3,741	$3,397	$11,176	$10,333
Premises and equipment	767	774	2,298	2,305
Advertising	170	192	499	590
OREO and other repossessed assets, net	4	123	22	561
ATM and debit card interchange transaction fees	375	337	1,036	990
Postage and courier	109	98	324	309
State and local taxes	176	141	484	410
Professional fees	230	202	629	449
Federal Deposit Insurance Corporation ("FDIC") insurance	99	100	319	334
Loan administration and foreclosure	20	92	113	216
Data processing and telecommunications	480	470	1,394	1,394
Deposit operations	301	232	850	638
Other	466	410	1,462	1,146
Total non-interest expense	6,938	6,568	20,606	19,675

Income before federal income taxes	6,465	3,797	15,880	11,102

Provision for federal income taxes	2,188	1,250	5,328	3,647

Net income	$4,277	$2,547	$10,552	$7,455

Net income per common share
Basic	$0.59	$0.37	$1.49	$1.09
Diluted	$0.58	$0.36	$1.44	$1.05

Weighted average common shares outstanding
Basic	7,269,564	6,822,608	7,088,134	6,846,373
Diluted	7,432,171	7,111,199	7,348,486	7,091,661

Dividends paid per common share	$0.11	$0.08	$0.31	$0.28

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Comprehensive income
Net income	$4,277	$2,547	$10,552	$7,455
Unrealized holding gains (losses) on investment securities available for sale, net of income taxes of $3, $3, ($11) and $2, respectively	5	6	(22)	5
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $0, $0, $0 and $6, respectively	—	—	—	10
Amount reclassified to credit loss (recorded as market loss), net of income taxes of $0, $0, $0 and $1, respectively	—	—	—	1
Accretion of OTTI on investment securities held to maturity, net of income taxes of $5, $4, $18 and $13, respectively	11	7	35	24
Total other comprehensive income, net of income taxes	16	13	13	40

Total comprehensive income	$4,293	$2,560	$10,565	$7,495

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2017 and 2016
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Amount	Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Common Stock	Common Stock		Retained Earnings		Total
Balance, September 30, 2015	6,988,848	$10,293	$(926)	$80,133	$(313)	$89,187
Net income	—	—	—	7,455	—	7,455
Other comprehensive income	—	—	—	—	40	40
Repurchase of common stock	(66,000)	(820)	—	—	—	(820)
Exercise of stock options	16,220	128	—	—	—	128
Common stock dividends ($0.28 per common share)	—	—	—	(1,953)	—	(1,953)
Earned ESOP shares, net of income taxes	—	94	198	—	—	292
Stock option compensation expense	—	123	—	—	—	123
Balance, June 30, 2016	6,939,068	9,818	(728)	85,635	(273)	94,452

Balance, September 30, 2016	6,943,868	9,961	(661)	87,709	(175)	96,834
Net income	—	—	—	10,552	—	10,552
Other comprehensive income	—	—	—	—	13	13
Exercise of stock warrant	370,899	2,496	—	—	—	2,496
Exercise of stock options	39,810	265	—	—	—	265
Common stock dividends ($0.31 per common share)	—	—	—	(2,243)	—	(2,243)
Earned ESOP shares, net of income taxes	—	230	198	—	—	428
Stock option compensation expense	—	271	—	—	—	271
Balance, June 30, 2017	7,354,577	$13,223	$(463)	$96,018	$(162)	$108,616
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2017 and 2016
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$10,552	$7,455
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of loan losses	(1,250)	—
Depreciation	946	998
Earned ESOP shares	198	198
Stock option compensation expense	118	114
Stock option tax effect less excess tax benefit	22	5
Gain on sales of OREO and other repossessed assets, net	(53)	(47)
Provision for OREO losses	42	394
(Gain) loss on sales/dispositions of premises and equipment, net	(3)	4
BOLI net earnings	(406)	(410)
Gain on sales of loans, net	(1,656)	(1,230)
Loans originated for sale	(54,805)	(41,353)
Proceeds from sales of loans	56,542	40,749
Increase in deferred loan origination fees	80	40
Net OTTI on investment securities	—	28
Amortization of MSRs	369	428
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(326)	(151)
Net cash provided by operating activities	10,370	7,222

Cash flows from investing activities
Net decrease (increase) in CDs held for investment	11,813	(3,824)
Proceeds from maturities and prepayments of investment securities held to maturity	387	388
Proceeds from maturities and prepayments of investment securities available for sale	49	37
Purchase of FHLB stock	(103)	(105)
Redemption of FHLB stock	1,200	—
Purchase of other investments	(3,000)	—
Increase in loans receivable, net	(23,566)	(43,452)
Additions to premises and equipment	(3,249)	(372)
Capitalized improvements to OREO	—	(142)
Proceeds from sales of OREO and other repossessed assets	1,435	3,210
Net cash used in investing activities	(15,034)	(44,260)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2017 and 2016
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2017	2016
Cash flows from financing activities
Net increase in deposits	$57,284	$36,469
Repayment of FHLB borrowings	(30,000)	—
ESOP tax effect	230	94
Proceeds from exercise of stock options	265	128
Stock option excess tax benefit	131	4
Proceeds from exercise of stock warrant	2,492	—
Issuance of common stock	4	—
Repurchase of common stock	—	(820)
Payment of dividends	(2,243)	(1,953)
Net cash provided by financing activities	28,163	33,922

Net increase in cash and cash equivalents	23,499	(3,116)
Cash and cash equivalents
Beginning of period	108,941	92,289
End of period	$132,440	$89,173

Supplemental disclosure of cash flow information
Income taxes paid	$5,376	$3,450
Interest paid	2,701	2,924

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$724	$323
Other comprehensive income related to investment securities	13	40
See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016 (“2016 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2017.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2017 presentation with no change to net income or total shareholders’ equity as previously reported.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2017 and September 30, 2016 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2017
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$565	$12	$(1)	$576
Private label residential	671	651	(4)	1,318
U.S. Treasury and U.S government agency securities	6,008	16	(6)	6,018
Total	$7,244	$679	$(11)	$7,912

Available for sale
MBS: U.S. government agencies	$288	$21	$—	$309
Mutual funds	1,000	—	(49)	951
Total	$1,288	$21	$(49)	$1,260

September 30, 2016
Held to maturity
MBS:
U.S. government agencies	$670	$18	$(1)	$687
Private label residential	835	762	(2)	1,595
U.S. Treasury and U.S. government agency securities	6,006	107	—	6,113
Total	$7,511	$887	$(3)	$8,395

Available for sale
MBS: U.S. government agencies	$336	$30	$—	$366
Mutual funds	1,000	—	(24)	976
Total	$1,336	$30	$(24)	$1,342

Held to maturity and available for sale investment securities with unrealized losses were as follows for June 30, 2017 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$46	$(1)	2	$81	$—	5	$127	$(1)
Private label residential	21	(1)	2	92	(3)	11	113	(4)
U.S. Treasury and U.S. government agency securities	2,987	(6)	1	—	—	—	2,987	(6)
Total	$3,054	$(8)	5	$173	$(3)	16	$3,227	$(11)

Available for sale
Mutual funds	$—	$—	—	$951	$(49)	1	$951	$(49)
Total	$—	$—	—	$951	$(49)	1	$951	$(49)

Held to maturity and available for sale investment securities with unrealized losses were as follows for September 30, 2016 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$9	$—	1	$96	$(1)	5	$105	$(1)
Private label residential	1	—	1	112	(2)	10	113	(2)
Total	$10	$—	2	$208	$(3)	15	$218	$(3)

Available for sale
Mutual funds	$—	$—	—	$976	$(24)	1	$976	$(24)
Total	$—	$—	—	$976	$(24)	1	$976	$(24)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of June 30, 2017, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost or recorded value if previously written down.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of June 30, 2017 and 2016:

	Range		Weighted
	Minimum	Maximum	Average
June 30, 2017
Constant prepayment rate	6.00%	15.00%	11.54%
Collateral default rate	0.09%	9.88%	4.66%
Loss severity rate	6.00%	62.00%	41.93%

June 30, 2016
Constant prepayment rate	6.00%	15.00%	11.17%
Collateral default rate	0.06%	15.44%	5.50%
Loss severity rate	1.00%	75.00%	41.23%

The following table presents the OTTI for the three and nine months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$—	$—	$(4)	$—
Adjustment for portion of OTTI recorded as other comprehensive income before income taxes (1)	—	—	—	—
Net OTTI recognized in earnings (2)	$—	$—	$(4)	$—

	Nine Months Ended June 30, 2017		Nine Months Ended June 30, 2016
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total OTTI	$—	$—	$(27)	$—
Adjustment for portion of OTTI transferred from other comprehensive income before income taxes (1)	—	—	(1)	—
Net OTTI recognized in earnings (2)	$—	$—	$(28)	$—
_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended June 30,
	2017	2016
Beginning balance of credit loss	$1,505	$1,576
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—	22
Subtractions:
Realized losses previously recorded as credit losses	(48)	(74)
Ending balance of credit loss	$1,457	$1,524

During the three months ended June 30, 2017, the Company recorded a $12,000 net realized loss (as a result of the securities being deemed worthless) on 15 held to maturity residential MBS, of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2017, the Company recorded a $48,000 net realized loss (as a result of securities being deemed worthless) on 18 held to maturity residential MBS, of which the entire amount had been previously recognized as a credit loss. During the three months ended June 30, 2016, the Company recorded a $17,000 net realized loss (as a result of the securities being deemed worthless) on 13 held to maturity residential MBS, of which $15,000 had been recognized previously as a credit loss. During the nine months ended June 30, 2016, the Company recorded a $81,000 net realized loss (as a result of securities being deemed worthless) on 16 held to maturity residential MBS, of which $74,000 had been previously recognized as a credit loss.

The recorded amount of residential MBS, treasury and agency securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $6.88 million and $7.04 million at June 30, 2017 and September 30, 2016, respectively.

The contractual maturities of debt securities at June 30, 2017 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$14	$14	$—	$—
Due after one year to five years	5,995	6,005	—	—
Due after five to ten years	14	14	—	—
Due after ten years	1,221	1,879	288	309
Total	$7,244	$7,912	$288	$309

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

The annual goodwill impairment test begins with a qualitative assessment of whether it is "more likely than not" that the reporting unit's fair value is less than its carrying amount. If an entity concludes that it is not "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it need not perform a two-step impairment test. In the case of the

Company, the services offered through the Bank and its subsidiary are managed as one strategic unit and represent the Company's only reporting unit.

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was determined not to be impaired at May 31, 2017.

If the Company's qualitative assessment concluded that it is "more likely than not" that the fair value of its reporting unit is less than its carrying amount, it must perform the two-step impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with its carrying amount, or the book value, including goodwill. If the estimated fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.

The second step, if necessary, measures the amount of goodwill impairment loss to be recognized. The reporting unit must determine fair value for all assets and liabilities, excluding goodwill. The net of the assigned fair value of assets and liabilities is then compared to the book value of the reporting unit, and any excess book value becomes the implied fair value of goodwill. If the carrying amount of the goodwill exceeds the newly calculated implied fair value of goodwill, an impairment loss is recognized in the amount required to write-down the goodwill to the implied fair value.

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in the expected future cash flows; a sustained, significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Any change in these indicators could have a significant negative impact on the Company's financial condition, impact the goodwill impairment analysis or cause the Company to perform a goodwill impairment analysis more frequently than once per year.

As of June 30, 2017, management believed that there had been no events or changes in the circumstances since May 31, 2017 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at June 30, 2017 and September 30, 2016 (dollars in thousands):

	June 30, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (a)	$121,705	15.8%	$118,560	16.4%
Multi-family	61,051	7.9	62,303	8.6
Commercial	331,901	43.0	312,525	43.2
Construction - custom and owner/builder	109,578	14.3	93,049	12.9
Construction - speculative one- to four-family	8,002	1.0	8,106	1.1
Construction - commercial	20,067	2.6	9,365	1.3
Construction - multi-family	11,057	1.4	12,590	1.7
Land	24,333	3.2	21,627	3.0
Total mortgage loans	687,694	89.2	638,125	88.2

Consumer loans:
Home equity and second mortgage	36,320	4.7	39,727	5.5
Other	3,789	0.5	4,139	0.5
Total consumer loans	40,109	5.2	43,866	6.0

Commercial business loans	43,407	5.6	41,837	5.8

Total loans receivable	771,210	100.0%	723,828	100.0%
Less:
Undisbursed portion of construction loans in process	72,133		48,627
Deferred loan origination fees, net	2,309		2,229
Allowance for loan losses	9,610		9,826
	84,052		60,682
Loans receivable, net	$687,158		$663,146
_____________________________
(a) Does not include one- to four-family loans held for sale totaling $3,523 and $3,604 at June 30, 2017 and September 30, 2016, respectively.

Allowance for Loan Losses
The following tables set forth information for the three and nine months ended June 30, 2017 and 2016 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2017
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,126	$(11)	$—	$—	$1,115
Multi-family	480	(16)	—	—	464
Commercial	4,316	(1,040)	—	1,061	4,337
Construction – custom and owner/builder	695	17	—	—	712
Construction – speculative one- to four-family	85	(15)	—	5	75
Construction – commercial	268	15	—	—	283
Construction – multi-family	96	36	—	—	132
Land	947	1	(49)	5	904
Consumer loans:
Home equity and second mortgage	957	(2)	—	—	955
Other	130	6	(2)	—	134
Commercial business loans	490	9	—	—	499
Total	$9,590	$(1,000)	$(51)	$1,071	$9,610

	Nine Months Ended June 30, 2017
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,239	$(145)	$—	$21	$1,115
Multi-family	473	(9)	—	—	464
Commercial	4,384	(1,095)	(13)	1,061	4,337
Construction – custom and owner/builder	619	93	—	—	712
Construction – speculative one- to four-family	130	(60)	—	5	75
Construction – commercial	268	15	—	—	283
Construction – multi-family	316	(184)	—	—	132
Land	820	120	(51)	15	904
Consumer loans:
Home equity and second mortgage	939	16	—	—	955
Other	156	(18)	(6)	2	134
Commercial business loans	482	17	—	—	499
Total	$9,826	$(1,250)	$(70)	$1,104	$9,610

	Three Months Ended June 30, 2016
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,323	$(83)	$(27)	$1	$1,214
Multi-family	315	33	—	—	348
Commercial	4,083	19	(128)	—	3,974
Construction – custom and owner/builder	542	93	—	—	635
Construction – speculative one- to four-family	96	25	—	—	121
Construction – commercial	617	7	—	—	624
Construction – multi-family	409	(22)	—	—	387
Land	954	9	(50)	6	919
Consumer loans:
Home equity and second mortgage	1,021	(55)	(5)	—	961
Other	162	(4)	(2)	1	157
Commercial business loans	521	(22)	—	3	502
Total	$10,043	$—	$(212)	$11	$9,842

	Nine Months Ended June 30, 2016
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,480	$(267)	$(55)	$56	$1,214
Multi-family	392	(44)	—	—	348
Commercial	4,065	118	(209)	—	3,974
Construction – custom and owner/builder	451	184	—	—	635
Construction – speculative one- to four-family	123	(4)	—	2	121
Construction – commercial	426	198	—	—	624
Construction – multi-family	283	(77)	—	181	387
Land	1,021	(63)	(58)	19	919
Consumer loans:
Home equity and second mortgage	1,073	(94)	(18)	—	961
Other	187	(25)	(7)	2	157
Commercial business loans	423	74	—	5	502
Total	$9,924	$—	$(347)	$265	$9,842

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at June 30, 2017 and September 30, 2016 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2017
Mortgage loans:
One- to four-family	$—	$1,115	$1,115	$1,469	$120,236	$121,705
Multi-family	—	464	464	—	61,051	61,051
Commercial	20	4,317	4,337	4,084	327,817	331,901
Construction – custom and owner/builder	—	712	712	—	59,352	59,352
Construction – speculative one- to four-family	—	75	75	—	2,506	2,506
Construction – commercial	—	283	283	—	9,417	9,417
Construction – multi-family	—	132	132	—	5,296	5,296
Land	89	815	904	1,054	23,279	24,333
Consumer loans:
Home equity and second mortgage	320	635	955	560	35,760	36,320
Other	—	134	134	—	3,789	3,789
Commercial business loans	—	499	499	—	43,407	43,407
Total	$429	$9,181	$9,610	$7,167	$691,910	$699,077

September 30, 2016
Mortgage loans:
One- to four-family	$70	$1,169	$1,239	$2,264	$116,296	$118,560
Multi-family	—	473	473	—	62,303	62,303
Commercial	413	3,971	4,384	11,309	301,216	312,525
Construction – custom and owner/builder	—	619	619	367	51,662	52,029
Construction – speculative one- to four-family	—	130	130	—	4,074	4,074
Construction – commercial	—	268	268	—	6,841	6,841
Construction – multi-family	—	316	316	—	11,539	11,539
Land	53	767	820	1,268	20,359	21,627
Consumer loans:
Home equity and second mortgage	227	712	939	999	38,728	39,727
Other	13	143	156	30	4,109	4,139
Commercial business loans	—	482	482	—	41,837	41,837
Total	$776	$9,050	$9,826	$16,237	$658,964	$675,201

The following tables present an analysis of loans by aging category and portfolio segment at June 30, 2017 and September 30, 2016 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2017
Mortgage loans:
One- to four-family	$—	$4	$896	$—	$900	$120,805	$121,705
Multi-family	—	—	—	—	—	61,051	61,051
Commercial	108	—	403	—	511	331,390	331,901
Construction – custom and owner/builder	—	—	—	—	—	59,352	59,352
Construction – speculative one- to four- family	—	—	—	—	—	2,506	2,506
Construction – commercial	—	—	—	—	—	9,417	9,417
Construction – multi-family	—	—	—	—	—	5,296	5,296
Land	—	102	496	—	598	23,735	24,333
Consumer loans:
Home equity and second mortgage	—	87	260	—	347	35,973	36,320
Other	68	—	—	—	68	3,721	3,789
Commercial business loans	—	17	—	—	17	43,390	43,407
Total	$176	$210	$2,055	$—	$2,441	$696,636	$699,077

September 30, 2016
Mortgage loans:
One- to four-family	$—	$207	$914	$—	$1,121	$117,439	$118,560
Multi-family	—	—	—	—	—	62,303	62,303
Commercial	113	—	612	—	725	311,800	312,525
Construction – custom and owner/ builder	—	—	367	—	367	51,662	52,029
Construction – speculative one- to four- family	—	—	—	—	—	4,074	4,074
Construction – commercial	—	—	—	—	—	6,841	6,841
Construction – multi-family	—	—	—	—	—	11,539	11,539
Land	—	—	548	—	548	21,079	21,627
Consumer loans:
Home equity and second mortgage	37	—	402	135	574	39,153	39,727
Other	31	—	30	—	61	4,078	4,139
Commercial business loans	37	38	—	—	75	41,762	41,837
Total	$218	$245	$2,873	$135	$3,471	$671,730	$675,201
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At June 30, 2017 and September 30, 2016, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at June 30, 2017 and September 30, 2016 (dollars in thousands):

	Loan Grades
June 30, 2017	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$118,923	$507	$648	$1,627	$121,705
Multi-family	59,289	—	1,762	—	61,051
Commercial	321,664	6,274	3,560	403	331,901
Construction – custom and owner/builder	59,352	—	—	—	59,352
Construction – speculative one- to four-family	2,506	—	—	—	2,506
Construction – commercial	9,417	—	—	—	9,417
Construction – multi-family	5,296	—	—	—	5,296
Land	20,955	1,030	1,807	541	24,333
Consumer loans:
Home equity and second mortgage	35,661	155	55	449	36,320
Other	3,723	—	—	66	3,789
Commercial business loans	43,374	33	—	—	43,407
Total	$680,160	$7,999	$7,832	$3,086	$699,077

September 30, 2016
Mortgage loans:
One- to four-family	$115,131	$364	$661	$2,404	$118,560
Multi-family	60,504	—	1,799	—	62,303
Commercial	292,756	8,411	10,746	612	312,525
Construction – custom and owner/builder	51,432	229	—	368	52,029
Construction – speculative one- to four-family	4,074	—	—	—	4,074
Construction – commercial	6,841	—	—	—	6,841
Construction – multi-family	11,539	—	—	—	11,539
Land	18,010	1,043	1,859	715	21,627
Consumer loans:
Home equity and second mortgage	38,261	590	—	876	39,727
Other	4,078	—	—	61	4,139
Commercial business loans	41,797	40	—	—	41,837
Total	$644,423	$10,677	$15,065	$5,036	$675,201

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

The following table is a summary of information related to impaired loans by portfolio segment as of June 30, 2017 and for the three and nine months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,423	$1,570	$—	$1,145	$1,024	$23	$46	$20	$43
Commercial	839	839	—	1,540	4,384	2	166	2	127
Construction – custom and owner/ builder	—	—	—	—	184	—	7	—	7
Land	252	369	—	345	566	—	8	—	6
Consumer loans:
Home equity and second mortgage	125	125	—	254	324	—	—	—	—
Commercial business loans	—	—	—	27	14	—	—	—	—
Subtotal	2,639	2,903	—	3,311	6,496	25	227	22	183

With an allowance recorded:
Mortgage loans:
One- to four-family	46	46	—	479	901	1	50	1	38
Commercial	3,245	3,245	20	3,629	3,681	45	159	35	128
Land	802	802	89	683	627	9	28	7	23
Consumer loans:
Home equity and second mortgage	435	435	320	513	554	5	25	5	23
Other	—	—	—	14	22	—	—	—	—
Subtotal	4,528	4,528	429	5,318	5,785	60	262	48	212

Total:
Mortgage loans:
One- to four-family	1,469	1,616	—	1,624	1,925	24	96	21	81
Commercial	4,084	4,084	20	5,169	8,065	47	325	37	255
Construction – custom and owner/ builder	—	—	—	—	184	—	7	—	7
Land	1,054	1,171	89	1,028	1,193	9	36	7	29
Consumer loans:
Home equity and second mortgage	560	560	320	767	878	5	25	5	23
Other	—	—	—	14	22	—	—	—	—
Commercial business loans	—	—	—	27	14	—	—	—	—
Total	$7,167	$7,431	$429	$8,629	$12,281	$85	$489	$70	$395
______________________________________________

(1)	For the three months ended June 30, 2017.

(2)	For the nine months ended June 30, 2017.

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
______________________________________________
(1) For the year ended September 30, 2016.

A troubled debt restructured ("TDR") loan is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a significant concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDR loans are considered impaired and are individually evaluated for impairment.  TDR loans are classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Company had $3.61 million and $8.16 million in TDR loans included in impaired loans at June 30, 2017 and September 30, 2016, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDR loans at June 30, 2017 and September 30, 2016 was $9,000 and $465,000, respectively. There were no TDR loans which incurred a payment default within 12 months of the restructure date during the nine months ended June 30, 2017.

The following tables set forth information with respect to the Company’s TDR loans by interest accrual status as of June 30, 2017 and September 30, 2016 (dollars in thousands):

	June 30, 2017
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$573	$—	$573
Commercial	2,229	—	2,229
Land	559	252	811
Total	$3,361	$252	$3,613

	September 30, 2016
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,350	$126	$1,476
Commercial	5,268	—	5,268
Land	720	253	973
Consumer loans:
Home equity and second mortgage	291	152	443
Total	$7,629	$531	$8,160

The were no new TDR loans during the nine months ended June 30, 2017 or the year ended September 30, 2016.

(5) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At June 30, 2017 and 2016, there were 79,032 and 111,500 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2017 and 2016 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Basic net income per common share computation
Numerator – net income	$4,277	$2,547	$10,552	$7,455

Denominator – weighted average common shares outstanding	7,269,564	6,822,608	7,088,134	6,846,373

Basic net income per common share	$0.59	$0.37	$1.49	$1.09

Diluted net income per common share computation
Numerator – net income	$4,277	$2,547	$10,552	$7,455

Denominator – weighted average common shares outstanding	7,269,564	6,822,608	7,088,134	6,846,373
Effect of dilutive stock options (1)	162,607	93,041	153,941	69,291
Effect of dilutive stock warrant (2)	—	195,550	106,411	175,997
Weighted average common shares outstanding - assuming dilution	7,432,171	7,111,199	7,348,486	7,091,661

Diluted net income per common share	$0.58	$0.36	$1.44	$1.05
____________________________________________
(1) For the three and nine months ended June 30, 2017 all outstanding options were included in the computation of diluted net income per share. For the nine months ended June 30, 2016, average options to purchase 56,358 shares of common stock were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three months ended June 30, 2016 all outstanding options were included in the computation of diluted earnings per share.

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

(6) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three and nine months ended June 30, 2017 and 2016 are as follows (dollars in thousands):

	Three Months Ended June 30, 2017
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(23)	$(155)	$(178)
Net change	5	11	16
Balance of AOCI at the end of period	$(18)	$(144)	$(162)

	Nine Months Ended June 30, 2017
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$4	$(179)	$(175)
Net change	(22)	35	13
Balance of AOCI at the end of period	$(18)	$(144)	$(162)

	Three Months Ended June 30, 2016
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$2	$(288)	$(286)
Net change	6	7	13
Balance of AOCI at the end of period	$8	$(281)	$(273)

	Nine Months Ended June 30, 2016
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$3	$(316)	$(313)
Net change	5	35	40
Balance of AOCI at the end of period	$8	$(281)	$(273)

__________________________
(1) All amounts are net of income taxes.

(7) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At June 30, 2017, there were 171,866 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At June 30, 2017, there were no options available for future grant under the 2003 Stock Option Plan.

At both June 30, 2017 and 2016, there were no unvested restricted stock grant shares. There were no restricted stock grants awarded during the nine months ended June 30, 2017 and 2016.

Stock option activity for the nine months ended June 30, 2017 and 2016 is summarized as follows:

	Nine Months Ended June 30, 2017		Nine Months Ended June 30, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	373,130	$9.82	341,300	$8.73
Exercised	(39,810)	6.65	(16,220)	7.88
Forfeited	(4,950)	6.28	(2,900)	9.96
Options outstanding, end of period	328,370	$10.26	322,180	$8.76

The aggregate intrinsic value of options exercised during the nine months ended June 30, 2017 and 2016 was $545,000 and $82,000, respectively.

At June 30, 2017, there were 201,100 unvested options with an aggregate grant date fair value of $393,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2017 was $2.79 million.  There were 48,600 options with an aggregate grant date fair value of $111,000 that vested during the nine months ended June 30, 2017.

At June 30, 2016, there were 211,200 unvested options with an aggregate grant date fair value of $457,000. There were 48,600 options with an aggregate grant date fair value of $111,000 that vested during the nine months ended June 30, 2016.

Additional information regarding options outstanding at June 30, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	10,200	$4.27	3.4	10,200	$4.27	3.4
5.86 - 6.00	40,800	5.93	5.3	29,000	5.94	5.3
9.00	83,000	9.00	6.3	44,600	9.00	6.3
10.26 - 10.71	139,370	10.58	7.8	43,470	10.54	7.6
15.67	55,000	15.67	9.3	—	N/A	N/A
	328,370	$10.26	7.5	127,270	$8.45	6.6

The aggregate intrinsic value of options outstanding at June 30, 2017 and 2016 was $4.93 million and $2.01 million, respectively.

Compensation expense during the nine months ended June 30, 2017 and 2016 for all stock-based plans was as follows (dollars in thousands):

	Nine Months Ended June 30,
	2017	2016
Stock options	$271	$123
Less: related tax benefit recognized	(153)	(9)
Total	$118	$114

As of June 30, 2017, unrecognized compensation cost related to non-vested stock options was $305,000, which is expected to be recognized over a weighted average life of 1.85 years.

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

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2017 and September 30, 2016. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2017 and September 30, 2016 are as follows (dollars in thousands):

June 30, 2017	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$309	$—	$309
Mutual funds	951	—	—	951
Total	$951	$309	$—	$1,260

September 30, 2016	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$366	$—	$366
Mutual funds	976	—	—	976
Total	$976	$366	$—	$1,342

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2017 and the year ended September 30, 2016.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2017 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One- to four-family	$—	$—	$46
Commercial	—	—	3,225
Land	—	—	713
Consumer loans:
Home equity and second mortgage	—	—	115
Total impaired loans	—	—	4,099

OREO and other repossessed assets	—	—	3,417
Total	$—	$—	$7,516

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2017 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$4,099	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$3,417	Market approach	Lower of appraised value or listing price less selling costs	NA

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

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2017 and September 30, 2016.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

Other Investments: The Bank invests in the Solomon Hess SBA Loan fund. Shares in the funds are not publicly traded and therefore have no readily determinable fair market value, therefore they are recorded on the balance sheet at cost. An investor can have its investment in the funds redeemed for the balances of its capital account at any quarter end with 60 days notice to the fund.

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

The recorded amounts and estimated fair values of financial instruments were as follows as of June 30, 2017 and September 30, 2016 (dollars in thousands):

	June 30, 2017
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$132,440	$132,440	$132,440	$—	$—
CDs held for investment	41,187	41,187	41,187	—	—
Investment securities	8,504	9,172	3,952	5,220	—
FHLB stock	1,107	1,107	1,107	—	—
Other investments	3,000	3,000	3,000	—	—
Loans receivable, net	687,158	686,285	—	—	686,285
Loans held for sale	3,523	3,616	3,616	—	—
Accrued interest receivable	2,437	2,437	2,437	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	197,527	197,527	197,527	—	—
Interest-bearing	621,291	621,863	481,001	—	140,862
Total deposits	818,818	819,390	678,528	—	140,862
Accrued interest payable	162	162	162	—	—

	September 30, 2016
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$108,941	$108,941	$108,941	$—	$—
CDs held for investment	53,000	53,000	53,000	—	—
Investment securities	8,853	9,737	4,029	5,708	—
FHLB stock	2,204	2,204	2,204	—	—
Loans receivable, net	663,146	671,017	—	—	671,017
Loans held for sale	3,604	3,714	3,714	—	—
Accrued interest receivable	2,348	2,348	2,348	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	172,283	172,283	172,283	—	—
Interest-bearing	589,251	589,762	441,277	—	148,485
Total deposits	761,534	762,045	613,560	—	148,485
FHLB borrowings	30,000	30,684	—	30,684	—
Accrued interest payable	247	247	247	—	—

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to this ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award are the same after the modification as compared to the original award prior to modification. ASU No. 2017-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's future consolidated financial statements.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2017.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At June 30, 2017, the Company had total assets of $931.01 million and total shareholders’ equity of $108.62 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and nine month period ended June 30, 2017, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses and other non-interest expenses.  Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at June 30, 2017 and September 30, 2016

The Company’s total assets increased by $39.62 million, or 4.4%, to $931.01 million at June 30, 2017 from $891.39 million at September 30, 2016.  The increase in total assets was primarily due to an increase in total cash and cash equivalents and net loans receivable. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $24.01 million, or 3.6%, to $687.16 million at June 30, 2017 from $663.15 million at September 30, 2016.  The increase was primarily due to increases in commercial real estate loans, one- to four-family custom and owner/builder construction loans, commercial construction loans, one- to four- family mortgage loans, land loans and commercial business loans. These increases to net loans receivable were partially offset by a decrease in consumer loans, multi-family construction loans, multi-family loans and an increase in the undisbursed portion of construction loans in process.

Total deposits increased by $57.28 million, or 7.5%, to $818.82 million at June 30, 2017 from $761.53 million at September 30, 2016. The increase was primarily a result of increases in non-interest-bearing demand, savings, money market, and N.O.W. checking account balances which were partially offset by a decrease in certificates of deposit.

Shareholders’ equity increased by $11.78 million, or 12.2%, to $108.62 million at June 30, 2017 from $96.83 million at September 30, 2016.  The increase in shareholders' equity was primarily due to net income for the nine months ended June 30, 2017 and funds received from the exercise of the Warrant. These increases to shareholders' equity were partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $11.69 million, or 7.2%, to $173.63 million at June 30, 2017 from $161.94 million at September 30, 2016.  The increase was primarily due to a $23.50 million increase in cash and cash equivalents, which was partially offset by an $11.81 million decrease in CDs held for investment.

Investment Securities:  Investment securities decreased by $349,000, or 3.9%, to $8.50 million at June 30, 2017 from $8.85 million at September 30, 2016. This decrease is primarily due to scheduled amortization and prepayments. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock decreased by $1.10 million or 49.8%, to $1.11 million at June 30, 2017 from $2.20 million at September 30, 2016 as excess stock was redeemed. The required investment in FHLB stock decreased primarily due to a decrease in FHLB borrowings.

Other Investments: Other investments increased by $3.00 million at June 30, 2017 from nothing at September 30, 2016 due to the Bank investing in the Solomon Hess SBA Loan Fund. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act ("CRA") investment test requirements.

Loans: Net loans receivable increased by $24.01 million, or 3.6%, to $687.16 million at June 30, 2017 from $663.15 million at September 30, 2016.  The increase in the portfolio was primarily a result of a $19.38 million increase in commercial real estate loans, a $16.53 million increase in custom and owner/builder construction loans, a $10.70 million increase in commercial construction loans, a $3.15 million increase in one- to four-family mortgage loans, a $2.71 million increase in land loans, and a $1.57 million increase in commercial business loans. These increases in net loans receivable were partially offset by a $23.51 million increase in the amount of undisbursed construction loans in process, a $3.76 million decrease in consumer loans, a $1.53 million decrease in multi-family construction loans, and a $1.25 million decrease in multi-family loans.

Loan originations increased by $60.43 million, or 29.9%, to $262.58 million for the nine months ended June 30, 2017 from $202.15 million for the nine months ended June 30, 2016, primarily due to increased market demand.  The Company continued

to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans increased by $15.79 million, or 38.7%, to $56.54 million for the nine months ended June 30, 2017 compared to $40.75 million for the nine months ended June 30, 2016 as more one- to four-family construction loans were completed, converted to permanent financing and then were sold in the secondary market.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $2.31 million, or 14.3%, to $18.47 million at June 30, 2017 from $16.16 million at September 30, 2016.  The increase was primarily a result of the Bank purchasing the building that it had been leasing for its Gig Harbor branch office for $1.84 million in December 2016 and a remodel of the Bank's Edgewood branch office.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $700,000, or 17.0%, to $3.42 million at June 30, 2017 from $4.12 million at September 30, 2016. The decrease was primarily due to the disposition of nine OREO properties and one other repossessed asset.  At June 30, 2017, total OREO and other repossessed assets consisted of 17 individual properties.  The properties consisted of 12 land parcels totaling $1.90 million, three single-family homes totaling $927,000, and two commercial real estate properties totaling $587,000.

Goodwill:  The recorded amount of goodwill of $5.65 million at June 30, 2017 was unchanged from September 30, 2016.

Deposits: Deposits increased by $57.28 million, or 7.5%, to $818.82 million at June 30, 2017 from $761.53 million at September 30, 2016.  The increase was primarily a result of a $25.24 million increase in non-interest bearing demand account balances, a $13.54 million increase in money market account balances, a $13.28 million increase in savings account balances, and a $12.91 million increase in negotiable order of withdrawal ("N.O.W.") checking account balances. These increases were partially offset by a $7.68 million decrease in certificates of deposit accounts.

Deposits consisted of the following at June 30, 2017 and September 30, 2016 (dollars in thousands):

	June 30, 2017		September 30, 2016
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$197,527	24%	$172,283	23%
N.O.W. checking	216,719	26%	203,812	27%
Savings	136,750	17%	123,474	16%
Money market	119,025	15%	107,083	14%
Money market - brokered	8,506	1%	6,908	1%
Certificates of deposit under $250	121,505	15%	128,330	17%
Certificates of deposit $250 and over	15,590	2%	16,439	2%
Certificates of deposit - brokered	3,196	—%	3,205	—%
Total	$818,818	100%	$761,534	100%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 35% of the Bank’s total assets, limited by available collateral. Borrowings are considered short-term when the original maturity is less than one year. There were no FHLB borrowings at June 30, 2017 and $30.00 million at September 30, 2016 as the Company prepaid on April 26, 2017 FHLB borrowings with a weighted average cost of 3.98% and incurred prepayment penalties of $282,000. Prepaying the FHLB borrowings eliminated interest expense by approximately $100,000 per month.

Shareholders’ Equity:  Total shareholders’ equity increased by $11.78 million, or 12.2%, to $108.62 million at June 30, 2017 from $96.83 million at September 30, 2016.  The increase was primarily due to net income of $10.55 million for the nine months ended June 30, 2017 and the exercise of the Warrant for $2.50 million, which was partially offset by the payment of $2.24 million in dividends on the Company's common stock. The Company did not repurchase any shares of its common stock during the nine months ended June 30, 2017, and at June 30, 2017, had 221,893 shares authorized to be repurchased under the Company's existing stock repurchase plan. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio improved to 0.65% at June 30, 2017 from 0.88% at September 30, 2016 as total non-performing assets decreased by $1.80 million, or 22.9%, to $6.06 million at June 30, 2017 from $7.86 million at September 30, 2016. The decrease was primarily due to an $818,000 decrease in non-accrual loans and a $700,000 decrease in OREO and other repossessed assets.

TDR loans on accrual status (which are not included in the non-performing asset totals) decreased by $4.27 million, or 55.9%, to $3.36 million at June 30, 2017 from $7.63 million at September 30, 2016, primarily due loan payoffs. As part of the TDR repayments, the Company recovered, to the allowance for loan losses, $1.06 million in previously charged off amounts. In addition, the Company collected $718,000 in non-accrual interest in connection with these TDR repayments during the quarter ended June 30, 2017.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2017 and September 30, 2016 (dollars in thousands):

	June 30, 2017	September 30, 2016
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$896	$914
Commercial	403	612
Construction – custom and owner/builder	—	367
Land	496	548
Consumer loans:
Home equity and second mortgage	260	402
Other	—	30
Total loans accounted for on a non-accrual basis	2,055	2,873

Accruing loans which are contractually past due 90 days or more	—	135

Total of non-accrual and 90 days past due loans	2,055	3,008

Non-accrual investment securities	590	734

OREO and other repossessed assets, net (2)	3,417	4,117
Total non-performing assets (3)	$6,062	$7,859

TDR loans on accrual status (4)	$3,361	$7,629

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.29%	0.45%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.22%	0.34%

Non-performing assets as a percentage of total assets	0.65%	0.88%

Loans receivable (5)	$696,768	$672,972

Total assets	$931,009	$891,388
___________________________________
(1) As of June 30, 2017 and September 30, 2016, the balance of non-accrual one- to-four family properties included $100,000 and $138,000, respectively, in the process of foreclosure.
(2) As of June 30, 2017 and September 30, 2016, the balance of OREO included $927,000 and $1.07 million, respectively, of foreclosed residential real estate property recorded as a result of obtaining physical possession of the property.
(3) Does not include TDR loans on accrual status.
(4) Does not include TDR loans totaling $252,000 and $531,000 reported as non-accrual loans at June 30, 2017 and September 30, 2016, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2017 and 2016

Net income increased by $1.73 million, or 67.9%, to $4.28 million for the quarter ended June 30, 2017 from $2.55 million for the quarter ended June 30, 2016. Net income per diluted common share increased $0.22, or 61.1%, to $0.58 for the quarter ended June 30, 2017 from $0.36 for the quarter ended June 30, 2016.

Net income increased by $3.10 million, or 41.5%, to $10.55 million for the nine months ended June 30, 2017 from $7.46 million for the nine months ended June 30, 2016. Net income per common share increased $0.39, or 37.1%. to $1.44 for the nine months ended June 30, 2017 from $1.05 for the nine months ended June 30, 2016.

The increase in net income for the three and nine months ended June 30, 2017 was primarily due to increases in net interest income, non-interest income, and recapture of loan losses, which were partially offset by an increase in non-interest expense. A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $1.63 million, or 21.4%, to $9.25 million for the quarter ended June 30, 2017 from $7.62 million for the quarter ended June 30, 2016.  Total interest and dividend income increased by $1.57 million, or 18.25%, to $10.17 million for the quarter ended June 30, 2017 from $8.60 million for the quarter ended June 30, 2016, primarily due to an increase in the average balance of total interest-earning assets and a $785,000 increase in non-accrual interest and prepayment penalties collected. The average balance of total interest-earning assets increased by $66.56 million, or 8.4%, to $862.92 million for the quarter ended June 30, 2017 from $796.37 million for the quarter ended June 30, 2016. The average balance of loans receivable increased $46.15 million, or 7.1%, between the periods. During the quarter ended June 30, 2017, a total of $819,000 in non-accrual interest and prepayment penalties was collected compared to $34,000 for the quarter ended June 30, 2016. The average yield on interest-earning assets increased to 4.71% for the quarter ended June 30, 2017 from 4.32% for the quarter ended June 30, 2016, primarily due to the increase in non-accrual interest and prepayment penalties collected. Total interest expense decreased by $62,000, or 6.3%, to $918,000 for the quarter ended June 30, 2017 from $980,000 for the quarter ended June 30, 2016. The decrease in interest expense was primarily due to a $103,000 decrease in interest expense on FHLB borrowings, as the average balance of FHLB borrowings decreased by $36.43 million, or 81.0%, to $8.57 million for the quarter ended June 30, 2017 from $45.00 million for the quarter ended June 30, 2016. Partially offsetting the decrease in FHLB borrowing interest expense due to the lower average balances were prepayment penalties of $282,000 (included as interest expense) incurred for paying off the borrowings before their scheduled maturities. The decrease in interest expense on FHLB borrowings was partially offset by a $41,000 increase in interest expense on deposits as the average balance of interest-bearing deposits increased by $50.96 million, or 9.1%, to $611.21 million for the quarter ended June 30, 2017 from $560.25 million for the quarter ended June 30, 2016. As a result of these changes, the net interest margin increased to 4.29% for the quarter ended June 30, 2017 from 3.83% for the quarter ended June 30, 2016. The net interest margin for the current quarter was increased by approximately 25 basis points due to the net effect of collecting $819,000 in non-accrual interest and prepayment penalties and paying the $282,000 in FHLB borrowing prepayment penalties.

Net interest income increased by $3.02 million, or 13.1%, to $26.01 million for the nine months ended June 30, 2017 from $23.00 million for the nine months ended June 30, 2016. Total interest and dividend income increased by $2.69 million, or 10.4%, to $28.63 million for the nine months ended June 30, 2017 from $25.94 million for the nine months ended June 30, 2016, primarily due to an increase in the average balance of total interest-earning assets and a $318,000 increase in non-accrual interest and prepayment penalties collected. The average balance of total interest-earning assets increased by $77.29 million, or 9.9%, to $860.84 million for the nine months ended June 30, 2017 from $783.55 million for the nine months ended June 30, 2016. During the nine months ended June 30, 2017 a total of $1.07 million in non-accrual interest and prepayment penalties was collected compared to a total of $754,000 during the nine months ended June 30, 2016. Total interest expense decreased by $324,000, or 11.0%, to $2.62 million for the nine months ended June 30, 2017 from $2.94 million for the nine months ended June 30, 2016. The decrease in interest expense was primarily due to a $441,000 decrease in interest expense on FHLB borrowings, as the average balance of FHLB borrowings decreased by $22.14 million, or 49.2%, to $22.86 million for the nine months ended June 30, 2017 from $45.00 million for the nine months ended June 30, 2016. The decrease in interest expense on FHLB borrowings was partially offset by a $117,000 increase in interest expense on deposits as the average balance of interest-bearing deposits increased by $53.73 million, or 9.7%, to $607.86 million for the nine months ended June 30, 2017 from $554.13 million for the nine months ended June 30, 2016. As a result of these changes, the net interest margin for the nine months ended June 30, 2017 increased to 4.03% from 3.91% for the nine months ended June 30, 2016.

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

	Three Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$693,931	$9,652	5.58%	$647,781	$8,257	5.10%
Investment securities (2)	7,610	69	3.63	8,084	70	3.46
Dividends from mutual funds, other investments and FHLB stock	4,872	23	1.89	3,776	22	2.34
Interest-earning deposits	156,507	421	1.08	136,724	247	0.73
Total interest-earning assets	862,920	10,165	4.71	796,365	8,596	4.32
Non-interest-earning assets	57,841			55,926
Total assets	$920,761			$852,291

Interest-bearing liabilities:
Savings	$137,108	20	0.06	$116,818	15	0.05
Money market	125,787	110	0.35	105,884	83	0.32
N.O.W. checking	207,060	113	0.22	187,836	114	0.24
Certificates of deposit	141,254	306	0.87	149,713	296	0.79
Short-term borrowings	—	—	—	—	—	—
Long-term borrowings (3)	8,571	369	17.27	45,000	472	4.22
Total interest-bearing liabilities	619,780	918	0.59	605,251	980	0.65
Non-interest-bearing deposits	190,631			150,331
Other liabilities	4,379			3,750
Total liabilities	814,790			759,332
Shareholders' equity	105,971			92,959
Total liabilities and
shareholders' equity	$920,761			$852,291

Net interest income		$9,247			$7,616

Interest rate spread			4.12%			3.67%
Net interest margin (4)			4.29%			3.83%
Ratio of average interest-earning assets to average interest-bearing liabilities			139.23%			131.58%

	Nine Months Ended June 30,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$688,936	$27,280	5.29%	$634,981	$24,992	5.25%
Investment securities (2)	7,717	207	3.58	8,182	213	3.45
Dividends from mutual funds, other investments and FHLB stock	3,730	60	2.15	3,705	83	2.99
Interest-earning deposits	160,458	1,081	0.90	136,681	649	0.63
Total interest-earning assets	860,841	28,628	4.43	783,549	25,937	4.41
Non-interest-earning assets	58,324			57,079
Total assets	$919,165			$840,628

Interest-bearing liabilities:
Savings	$132,922	57	0.06	$113,069	46	0.05
Money market	124,650	314	0.34	105,307	242	0.31
N.O.W. checking	206,037	346	0.22	183,938	340	0.25
Certificates of deposit	144,249	920	0.85	151,813	892	0.78
Long-term borrowings (3)	22,857	979	5.73	45,000	1,420	4.22
Total interest-bearing liabilities	630,715	2,616	0.55	599,127	2,940	0.66
Non-interest-bearing deposits	182,117			146,466
Other liabilities	4,368			3,661
Total liabilities	817,200			749,254
Shareholders' equity	101,965			91,374
Total liabilities and
shareholders' equity	$919,165			$840,628

Net interest income		$26,012			$22,997

Interest rate spread			3.88%			3.76%
Net interest margin (4)			4.03%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			136.49%			130.78%
_______________

(1)
Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees and prepayment penalties are included with interest and dividends.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Includes FHLB borrowings with original maturities of one year or greater. Includes prepayment penalties of $282,000 for both the three and nine months ended June 30, 2017.

(4)	Net interest income divided by total average interest-earning assets, annualized.

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

	Three months ended June 30, 2017 compared to three months ended June 30, 2016 increase (decrease) due to			Nine months ended June 30, 2017 compared to nine months ended June 30, 2016 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$784	$611	$1,395	$152	$2,136	$2,288
Investment securities	3	(4)	(1)	—	(6)	(6)
Dividends from mutual funds, other investments and FHLB stock	(4)	5	1	(23)	—	(23)
Interest-earning deposits	133	41	174	304	128	432
Total net increase in income on interest-earning assets	916	653	1,569	433	2,258	2,691

Interest-bearing liabilities:
Savings	2	3	5	2	9	11
Money market	10	17	27	(6)	12	6
N.O.W. checking	(12)	11	(1)	19	53	72
Certificates of deposit	27	(17)	10	31	(3)	28
Long term FHLB borrowings	527	(630)	(103)	8	(449)	(441)
Total net increase (decrease) in expense on interest-bearing liabilities	554	(616)	(62)	54	(378)	(324)

Net increase in net interest income	$362	$1,269	$1,631	$379	$2,636	$3,015

Provision for (Recapture of) Loan Losses:  For the quarter ended June 30, 2017 there was a $1.00 million recapture of loan losses compared to no provision for or (recapture of) loan losses for the quarter ended June 30, 2016. The recapture of loan losses during the quarter was primarily due to net recoveries and overall improvements in credit quality metrics. For the quarter ended June 30, 2017 there were net recoveries of $1.02 million, compared to a net charge-off of $201,000 for the quarter ended June 30, 2016.

For the nine months ended June 30, 2017 there was a $1.25 million recapture of loan losses compared to no provision for or (recapture of) loan losses for the nine months ended June 30, 2016. The recapture of loan losses for the nine months ended June 30, 2017 was primarily due to net recoveries and overall improvements in credit quality metrics. Net recoveries for the nine months ended June 30, 2017 were $1.03 million compared to net charge-offs of $82,000 for the nine months ended June 30, 2016.

Non-accrual loans decreased by 28.2% to $2.06 million at June 30, 2017, from $2.87 million at September 30, 2016 and decreased by 30.4% from $2.96 million at June 30, 2016. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by 29.7% to $2.44 million at June 30, 2017, from $3.47 million at September 30, 2016 and decreased by 39.2% from $4.01 million one year ago.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  The factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Based on its comprehensive analysis, management believes the allowance for loan losses of $9.61 million at June 30, 2017 (1.38% of loans receivable and 467.6% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at June 30, 2017 was $429,000 compared to $776,000 at September 30, 2016 and $809,000 at June 30, 2016.  The allowance for loan losses was $9.83 million (1.46% of loans receivable and 326.7% of non-performing loans) at September 30, 2016 and $9.84 mil1ion(1.50% of loans receivable and 318.5% of non-performing loans) at June 30, 2016.

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

Non-interest Income: Total non-interest income increased by $407,000, or 14.8%, to $3.16 million for the quarter ended June 30, 2017 from $2.75 million for the quarter ended June 30, 2016. The increase in non-interest income was primarily due to a $164,000 increase in service charges on deposits, a $118,000 increase in gain on sale of loans, net, a $77,000 increase in ATM and debit card interchange transaction fees and smaller increases in several other categories. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the current quarter. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions.

Total non-interest income increased by $1.44 million, or 18.6%, to $9.22 million for the nine months ended June 30, 2017 from $7.78 million for the nine months ended June 30, 2016. The increase in non-interest income was primarily due to a $450,000 increase in service charges on deposits, a $426,000 increase in gain on sale of loans, a $261,000 increase in ATM and debit card interchange transaction fees and smaller increases in several other categories. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by businesses associated with the marijuana industry. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the current nine month period. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions.

Non-interest Expense:  Total non-interest expense increased by $370,000, or 5.6%, to $6.94 million for the quarter ended June 30, 2017 from $6.57 million for the quarter ended June 30, 2016.  The increased expense was primarily due to a $344,000 increase in salaries and employee benefits expense and smaller increases in several other categories. These increases were partially offset by a $119,000 decrease in OREO and other repossessed assets expense and smaller decreases in several other categories. The increase in salary and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending personnel.

Total non-interest expense increased by $931,000, or 4.7%, to $20.61 million for the nine months ended June 30, 2017 from $19.68 million for the nine months ended June 30, 2016. The increased expense was primarily due to a $843,000 increase in salaries and employee benefits expense, a $212,000 increase in deposit operations expense, a $180,000 increase in professional fees expense and smaller increases in several other categories. These increases were partially offset by a $539,000 decrease in OREO and other repossessed assets expense and smaller decreases in several other categories. The increase in salaries and employee benefits expense was primarily due annual salary adjustments and the hiring of additional lending personnel. The increase in deposit operations expense was primarily due to an increase in the level of checking account acquisition promotional costs and check fraud expenses. The increase in professional fees for the nine months ended June 30, 2017, was primarily a result of legal fee recoveries associated with several non-accrual loans that were paid off during the comparable period one year ago, which reduced professional fees for the nine months ended June 30, 2016. The decrease in OREO and other repossessed assets expense was primarily due to a decrease in the level of market value write-downs on OREO properties and gains on the sale of several OREO properties.

The efficiency ratio for the current quarter improved to 55.94% from 63.37% for the comparable quarter one year ago as the increases in net interest income and non-interest income outpaced the increase in non-interest expense. The efficiency ratio for the nine months ended June 30, 2017 improved to 58.48% from 63.93% for the nine months ended June 30, 2016.

Provision for Federal Income Taxes: The provision for federal income taxes increased by $938,000, or 75.0%, to $2.19 million for the quarter ended June 30, 2017 from $1.25 million for the quarter ended June 30, 2016, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 33.84% for the quarter ended June 30, 2017 and 32.92% for the quarter ended June 30, 2016.

The provision for federal income taxes increased by $1.68 million, or 46.1%, to $5.33 million for the nine months ended June 30, 2017 from $3.65 million for the nine months ended June 30, 2016, primarily as a result of increased income before federal income taxes. The Company's effective tax rate was 33.55% for the nine months ended June 30, 2017 and 32.85% for the nine months ended June 30, 2016.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2017, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 21.56%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $11.69 million, or 7.2%, to $173.63 million at June 30, 2017 from $161.94 million at September 30, 2016. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2017, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $22.0 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At June 30, 2017, the Bank had $22.00 million pledged under the LOC, which left $283.05 million available for additional FHLB borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At June 30, 2017, the Bank had $60.45 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At June 30, 2017, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At June 30, 2017, the Bank had loan commitments totaling $84.67 million and undisbursed construction loans in process totaling $72.13 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from June 30, 2017 totaled $76.45 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At June 30, 2017, the Bank had $3.20 million in brokered CDs.

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

Based on its capital levels at June 30, 2017, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2017, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2017 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$100,254	10.98%	$36,529	4.00%	$45,661	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	100,254	15.39	29,323	4.50	42,355	6.50

Tier 1 capital	100,254	15.39	39,097	6.00	52,129	8.00

Total capital	108,420	16.64	52,129	8.00	65,161	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented to an amount equal to 2.5% of risk weighted assets in January 2019. At June 30, 2017, the conservation buffer was 1.25%.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2017, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2017 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$104,696	11.42%

Risk-based Capital Ratios:
Common equity tier 1 capital	104,696	16.05

Tier 1 capital	104,696	16.05

Total capital	112,870	17.30

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
PERFORMANCE RATIOS:
Return on average assets	1.86%	1.20%	1.53%	1.18%
Return on average equity	16.14%	10.96%	13.80%	10.88%
Net interest margin	4.29%	3.83%	4.03%	3.91%
Efficiency ratio	55.94%	63.37%	58.48%	63.93%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2016.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2017 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

There were no shares repurchased by the Company during the quarter ended June 30, 2017. On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of June 30, 2017, a total of 130,788 shares had been repurchased at an average price of $11.69 per share and there were 221,893 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

_________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 1, 2017.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated April 16, 2007.

(5)	Incorporated by reference to the Registrant’s 1999 Annual Meeting Proxy Statement dated December 15, 1998.

(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

(9)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: August 7, 2017	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2017	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements