Form 10-K
period 2017-09-30
TIMBERLAND BANCORP INC
filed 2017-12-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2017 OR

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES         NO    X
As of November 30, 2017, the registrant had 7,364,627 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2017, was $164.5 million (7,345,477 shares at $22.40).  For purposes of this calculation, common stock held by officers and directors of the registrant was included.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders (Part III).

TIMBERLAND BANCORP, INC.
2017 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;  secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; the failure or security breach of computer systems on which we depend; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-K and the Company's other reports filed with or furnished to the SEC.

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2018 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp" or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Bank (the "Bank").  At September 30, 2017, on a consolidated basis, the Company had total assets of $952.0 million, total deposits of $837.9 million and total shareholders’ equity of $111.0 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corporation.

The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam). The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank System since 1937.  The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks (“Division” or “DFI”) and the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve").

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by real estate, including residential construction loans, one- to four-family residential loans, multi-family loans, commercial real estate loans and land loans. The Bank originates adjustable-residential mortgage loans that do not qualify for sale in the secondary market. The Bank also originates commercial business loans and other consumer loans.

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

Grays Harbor County has a population of 71,600 according to the United States ("U.S.") Census Bureau 2016 estimates and a median family income of $62,100 according to 2017 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 6.1% at September 30, 2017 from 8.2% at September 30, 2016.  The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2017 increased 18.2% to $167,600 from $141,800 for the comparable prior year period.  The number of home sales increased 16.7% for the quarter ended September 30, 2017 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located throughout the county.

Pierce County is the second most populous county in the state and has a population of 861,300 according to the U.S. Census Bureau 2016 estimates.  The county’s median family income is $74,500 according to 2017 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 4.8% at September 30, 2017 from 6.0% at September 30, 2016. The median price of a resale home in Pierce County for the quarter ended September 30, 2017 increased 28.1% to $338,400 from $264,200 for the comparable prior year period.  The number of home sales increased 13.6% for the quarter ended September 30, 2017 compared to the same quarter one year earlier.  The Bank has five branches in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 275,000 according to the U.S. Census Bureau 2016 estimates and a median family income of $76,300 according to 2017 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area decreased to 4.5% at September 30, 2017 from 5.7% at September 30, 2016. The median price of a resale home in Thurston County for the quarter ended September 30, 2017 increased 12.5% to $289,800 from $257,700 for the same quarter one year earlier.  The number of home sales increased 20.5% for the quarter ended September 30, 2017 compared to the same quarter one year earlier.  The Bank has five branches in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 265,000 according to the U.S. Census Bureau 2016 estimates and a median family income of $77,100 according to 2017 HUD estimates.  The Bank has two branches in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area decreased to 4.6% at September 30, 2017 from 5.7% at September 30, 2016.  The median price of a resale home in Kitsap County for the quarter ended September 30, 2017 increased 22.2% to $326,500 from $267,100 for the same quarter one year earlier.  The number of home sales increased 13.5% for the quarter ended September 30, 2017 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.2 million according to the U.S. Census Bureau 2016 estimates.  The Bank has one branch in King County.  The county’s median family income is $96,000 according to 2017 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech.  According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 3.9% at September 30, 2017 from 4.0% at September 30, 2016. The median price of a resale home in King County for the quarter ended September 30, 2017 increased 19.2% to $658,400 from $552,400 for the same quarter one year earlier.  The number of home sales increased 8.1% for the quarter ended September 30, 2017 compared to the same quarter one year earlier.

Lewis County has a population of 77,000 according to the U.S. Census Bureau 2016 estimates and a median family income of $62,100 according to 2017 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 5.7% at September 30, 2017 from 7.7% at September 30, 2016. The median price of a resale home in Lewis County for the quarter ended September 30, 2017 increased 17.1% to $211,100 from $180,200 for the same quarter one year earlier.  The number of home sales increased 13.5% for the quarter ended September 30, 2017 compared to the same quarter one year earlier.  The Bank currently has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, or by commercial real estate and loans for the construction of one- to four-family residences.  The Bank’s net loans receivable totaled $690.4 million at September 30, 2017, representing 72.5% of consolidated total assets, and at that date commercial real estate, construction (including undisbursed loans in process), and land loans were $521.4 million, or 66.4% of total loans. In addition, multi-family loans totaled $58.6 million, or 7.5% of total loans at September 30, 2017.  Commercial real estate, construction, multi-family, and land loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 20% of its capital plus surplus. According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for loan losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2017, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $22.8 million under this policy.  At September 30, 2017, the largest amount outstanding to any one borrower and the borrower’s related entities was $18.6 million, which was secured by multi-family properties and commercial buildings located in King, Benton and Grant counties.  These loans were all performing according to their loan repayment terms at September 30, 2017.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $13.1 million (including $963,000 in undisbursed loans in process).  These loans were secured by commercial real estate properties located in Pierce and Kitsap counties and were performing according to their loan repayment terms at September 30, 2017.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family (1)	$118,147	15.05%	$118,560	16.38%	$116,664	17.42%	$97,635	16.10%	$102,387	17.73%
Multi-family	58,607	7.47	62,303	8.61	52,322	7.81	46,206	7.62	51,108	8.85
Commercial	328,927	41.91	312,525	43.18	291,216	43.47	294,354	48.54	291,297	50.44
Construction - custom and owner/builder	117,641	14.99	93,049	12.85	62,954	9.40	59,752	9.85	40,811	7.07
Construction - speculative one- to four-family	9,918	1.26	8,106	1.12	6,668	1.00	2,577	0.42	1,428	0.24
Construction - commercial	19,630	2.50	9,365	1.29	20,728	3.09	3,310	0.55	2,239	0.39
Construction - multi-family	21,327	2.72	12,590	1.74	20,570	3.07	2,840	0.47	143	0.01
Construction - land development	—	—	—	—	—	—	—	—	515	0.09
Land	23,910	3.05	21,627	2.99	26,140	3.90	29,589	4.88	31,144	5.39
Total mortgage loans	698,107	88.95	638,125	88.16	597,262	89.16	536,263	88.43	521,072	90.21

Consumer Loans:
Home equity and second mortgage	38,420	4.90	39,727	5.49	34,157	5.10	34,921	5.76	33,014	5.72
Other	3,823	0.49	4,139	0.57	4,669	0.70	4,699	0.77	5,981	1.04
Total consumer loans	42,243	5.39	43,866	6.06	38,826	5.80	39,620	6.53	38,995	6.76
Commercial business loans (2)	44,444	5.66	41,837	5.78	33,763	5.04	30,559	5.04	17,499	3.03
Total loans receivable	784,794	100.00%	723,828	100.00%	669,851	100.00%	606,442	100.00%	577,566	100.00%

Less:
Undisbursed portion of construction loans in process	(82,411)		(48,627)		(53,457)		(29,416)		(18,527)
Deferred loan origination fees, net	(2,466)		(2,229)		(2,193)		(1,746)		(1,710)
Allowance for loan losses	(9,553)		(9,826)		(9,924)		(10,427)		(11,136)
Total loans receivable, net	$690,364		$663,146		$604,277		$564,853		$546,193
______________

(1)	Does not include loans held-for-sale of $3,515, $3,604, $3,051, $899 and $1,911 at September 30, 2017, 2016, 2015, 2014 and 2013, respectively.
(2)    Does not include loans held-for-sale of $84 at September 30, 2017.

Residential One- to Four-Family Lending.  At September 30, 2017, $118.1 million, or 15.1%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans and five and seven year balloon reset loans (which are loans that are originated with a fixed interest rate for the initial five or seven years, and thereafter incur one interest rate change in which the new rate remains in effect for the remainder of the loan term) are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac").  From time to time, however, a portion of these fixed-rate loans and five and seven year balloon reset loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2017, $29.0 million, or 24.5%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate and five and seven year balloon reset mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.88% to 4.00%.  The Bank also offers ARM loans tied to The Wall Street Journal prime lending rate ("Prime Rate") or to the London Inter-Bank Offered Rate (“LIBOR”) indices which typically do not have periodic or lifetime adjustment limits.  Loans tied to these indices normally have margins ranging up to 3.5%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2017, $89.1 million, or 75.5%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

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

The retention of ARM loans in the Bank’s loan portfolio helps reduce the Bank’s exposure to changes in interest rates.  There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer as a result of increases in interest rates.  It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower.  The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower’s ability to repay the ARM loan assuming that the maximum interest rate that could be charged was in effect during the loan term.  Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  Because of these considerations, the Bank has no assurance that yield increases on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

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

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac).  At September 30, 2017, seven one- to four-family loans totaling $874,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending.  At September 30, 2017, $58.6 million, or 7.5%, of the Bank’s total loan portfolio was secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term Federal Home Loan Bank borrowing, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2017, the Bank’s largest multi-family loan had an outstanding principal balance of $6.7 million and was secured by an apartment building located in Pierce County. At September 30, 2017, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. At September 30, 2017, all multi-family loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending.  Commercial real estate loans totaled $328.9 million, or 41.9%, of the total loan portfolio at September 30, 2017.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as office buildings, retail/wholesale facilities, mini-storage facilities, motels, nursing homes, restaurants and convenience stores, located in the Bank’s primary market area.  At September 30, 2017, the largest commercial real estate loan was secured by an office building in Thurston County, had a balance of $6.1 million and was performing according to its repayment terms.  At September 30, 2017, two commercial real estate loans totaling $213,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Construction Lending.      The Bank currently originates three types of residential construction loans:  (i) custom construction loans, (ii) owner/builder construction loans and (iii) speculative construction loans (on a limited basis).  The Bank believes that its computer tracking system has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending.  The Bank also originates construction loans for the development of multi-family and commercial properties.  The Bank's construction loans generally provide for the payment of interest only during the construction phase, which is billed monthly, although during the term of some construction loans no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. At September 30, 2017, the Bank's construction loans totaled $168.5 million, or 21.5% of the Bank's total loan portfolio, including undisbursed loans in process of $82.4 million.

At September 30, 2017 and 2016, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2017		2016
	Outstanding Balance	Percent of Total	Outstanding Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$117,641	69.81%	$93,049	75.58%
Speculative one-to four-family	9,918	5.89	8,106	6.58
Commercial real estate	19,630	11.65	9,365	7.61
Multi-family	21,327	12.65	12,590	10.23
Total	$168,516	100.00%	$123,110	100.00%

Custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home.  Custom construction loans are generally originated for a term of six to 12 months, with fixed interest rates typically ranging from 4.50% to 6.25% and with loan-to-value ratios of 80% of the appraised estimated value of the completed property or sales price, whichever is less. All of our custom and owner/builder construction loans are structured to convert to permanent mortgage loans once construction is completed.

Owner/builder construction loans are originated to home owners rather than home builders and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates typically ranging from 4.50% to 6.25% and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2017, custom and owner/builder construction loans totaled $117.6 million, or 69.8% of the total construction loan portfolio.  At September 30, 2017, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.4 million (including $347,000 of undisbursed loans in process) and was performing according to its repayment terms.

Speculative one-to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and finance real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates generally ranging from 6.00% to 6.50%, and with a loan-to-value ratio of no more than 80% of the appraised estimated value of the completed property.  The Bank is currently originating speculative construction loans on a limited basis.  At September 30, 2017, speculative construction loans totaled $9.9 million, or 5.9% of the total construction loan portfolio.  At September 30, 2017, the largest aggregate outstanding balance to one borrower for speculative construction loans totaled $1.9 million (including $1.3 million of undisbursed loans in process) and was comprised of ten loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties.  At September 30, 2017, these loans amounted to $41.0 million, or 24.3%, of construction loans compared to $22.0 million, or 17.8%, of construction loans at September 30, 2016.  These loans are typically secured by apartment buildings, condominiums, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2017, the largest outstanding multi-family construction loan was secured by an apartment building project in Thurston County and had a balance of $6.7 million (including $6.7 million of undisbursed construction loan proceeds) and was performing according to its repayment terms.  At September 30, 2017, the largest outstanding commercial real estate construction loan was secured by an assisted living facility project in King County and had a balance of $6.1 million (including $2.0 million of undisbursed loans in process). This loan was performing according to its repayment terms at September 30, 2017.

All construction loans must be approved by a member of one of the Bank’s Loan Committees or the Bank’s Board of Directors, or in the case of one- to four-family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter. See “- Lending Activities - Loan Solicitation and Processing.”  Prior to approval of any construction loan application, an independent fee appraiser inspects the site and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro-forma data and assumptions on the project.  In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder.  After this preliminary review, the application is processed, which includes obtaining credit reports, financial statements and tax returns on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.  In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by paying the cost of such overruns directly or by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs.

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

Construction lending (including custom, owner/builder and speculative construction loans) affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because funds are advanced upon the collateral for the project based on an estimate of the costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio.  With regard to loans originated to builders for speculative projects, changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly for those estimated. A downturn in the housing, or the real estate market, could increase loan delinquencies, defaults, and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some builders who have borrowed from us to fund construction projects on a speculative basis have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

In addition, during the term of many of our construction loans granted to builders who are building residential units for sale, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is an added risk associated with identifying an end-purchaser for the finished project. At September 30, 2017 all construction loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities; generally with ten to 50 lots). The Bank is not currently originating any new land development loans and at September 30, 2017, the Bank had no land development loans outstanding.  Although the Bank is not currently originating land development loans, it may do so in the future. Historically land development loans were secured by a lien on the property and typically were made for a period of two to five years with fixed or variable interest rates, and were made with loan-to-value ratios generally not exceeding 75%.  Land development loans were generally structured so that the Bank was repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, in the case of a corporate borrower, the Bank also generally obtained personal guarantees from corporate principals and reviewed their personal financial statements. Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans because these loans are advanced upon the predicted future value of the developed property upon completion.  If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment.  The Bank has historically attempted to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75% of the estimated developed value of the secured property.

Land Lending. The Bank has historically originated loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots.  Currently the Bank is originating land loans on a limited basis.  At September 30, 2017, land loans totaled $23.9 million, or 3.0%, of the Bank’s total loan portfolio as compared to $21.6 million, or 3.0%, of the Bank’s total loan portfolio at September 30, 2016.  Land loans originated by the Bank generally have maturities of five to ten years.  The largest land loan is secured by land in Grays Harbor County, had an outstanding balance of $2.7 million and was performing according to its repayment terms at September 30, 2017.  At September 30, 2017, five land loans totaling $566,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Consumer Lending.  Consumer loans generally have shorter terms to maturity and higher interest rates than mortgage loans.  Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At September 30, 2017, consumer loans amounted to $42.2 million, or 5.4%, of the Bank's total loan portfolio.

At September 30, 2017, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $38.4 million, or 4.9%, of the Bank's total loan portfolio.  Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 80% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the Prime Rate or the 26 week U.S. Treasury Bill.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans in which the Bank is in the first lien position because they are generally secured by mortgages subordinated to the existing first mortgage on the property. For those second mortgage loans and home equity lines credit which the Bank does not hold the existing first mortgage on the property, it is unlikely that the Bank will be successful in recovering all or a portion of the loan balance in the event of default unless the Bank is prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2017, three consumer loans totaling $258,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans totaled $44.4 million, or 5.7%, of the loan portfolio at September 30, 2017.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the Prime Rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $2.0 million at September 30, 2017 and was performing according to its repayment terms.  At September 30, 2017, all commercial business loans were performing according to their repayment terms.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Loan Maturity.  The following table sets forth certain information at September 30, 2017 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$566	$1,153	$3,926	$37,196	$75,306	$118,147
Multi-family	2,148	1,658	8,721	45,604	476	58,607
Commercial	17,590	25,041	77,884	205,061	3,351	328,927
Construction (1)	168,516	—	—	—	—	168,516
Land	11,978	6,012	2,038	2,772	1,110	23,910
Consumer loans:
Home equity and second mortgage	5,990	4,047	7,764	14,086	6,533	38,420
Other	1,020	309	442	692	1,360	3,823
Commercial business loans	24,068	3,835	8,493	7,560	488	44,444
Total	$231,876	$42,055	$109,268	$312,971	$88,624	784,794
Less:
Undisbursed portion of construction loans in process						(82,411)
Deferred loan origination fees, net						(2,466)
Allowance for loan losses						(9,553)
Total loans receivable, net						$690,364
_____________
(1)    Includes $117.6 million of construction/permanent loans, a portion of which may convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2017, which have fixed interest rates and have floating or adjustable interest rates.

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$28,580	$89,001	$117,581
Multi-family	1,299	55,160	56,459
Commercial	40,632	270,705	311,337
Land	4,208	7,724	11,932
Consumer loans:
Home equity and second mortgage	9,887	22,543	32,430
Other	2,224	579	2,803
Commercial business loans	10,228	10,148	20,376
Total	$97,058	$455,860	$552,918

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

Loan Originations, Purchases and Sales.  During the years ended September 30, 2017, 2016 and 2015, the Bank’s total gross loan originations were $340.6 million, $267.4 million and $262.4 million, respectively.  Periodically, the Bank purchases loan participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other banks.  These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the years ended September 30, 2017, 2016 and 2015, the Bank purchased loan participation interests of $13.1 million, $898,000 and $7.3 million, respectively.

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives. The Bank also began selling the guaranteed portion of SBA 7(a) loans in the secondary market during the year ended September 30,

2016.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2017, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $358.2 million.

The Bank also periodically sells participation interests in construction loans, commercial real estate loans, multi-family and commercial business loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower and to generate fee income.  During the years ended September 30, 2017, 2016 and 2015, the Bank sold loan participation interests of $9.3 million, $321,000, and $3.6 million, respectively.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2017	2016	2015
Loans originated:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$88,642	$74,131	$83,593
Multi-family	7,841	18,340	12,643
Commercial	58,777	43,942	35,921
Construction	144,349	95,029	100,875
Land	14,056	4,515	6,570
Consumer	21,999	22,569	15,140
Commercial business loans	4,947	8,824	7,699
Total loans originated	340,611	267,350	262,441

Loans and loan participations purchased:
Mortgage loans:
One- to four-family	—	—	313
Construction	11,100	400	5,500
Commercial business	2,000	498	1,500
Total loans purchased	13,100	898	7,313
Total loans originated and purchased	353,711	268,248	269,754

Loans sold:
Loan participation interests sold	(9,284)	(321)	(3,600)
Whole loans sold	(72,158)	(58,582)	(53,948)
Total loans sold	(81,442)	(58,903)	(57,548)

Loan principal repayments	(211,303)	(155,368)	(148,797)
Other items, net	(33,748)	4,892	(23,985)
Net increase in loans receivable	$27,218	$58,869	$39,424

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank is generally up to 2.0% of the loan amount.  Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized net deferred loan origination fees totaled $2.5 million at September 30, 2017.

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

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated.

	At September 30,
	2017	2016	2015	2014	2013
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$874	$914	$2,368	$4,376	$6,985
Multi-family	—	—	760	—	—
Commercial	213	612	1,016	1,468	3,435
Construction	—	367	—	—	659
Land	566	548	1,558	4,564	2,146
Consumer loans	258	432	338	501	385
Total	1,911	2,873	6,040	10,909	13,610

Accruing loans which are contractually past due 90 days or more	—	135	151	812	436
Total of non-accrual and 90 days past due loans	1,911	3,008	6,191	11,721	14,046

Non-accrual investment securities	533	734	932	1,101	2,187

Other real estate owned and other repossessed assets (2)	3,301	4,117	7,854	9,092	11,720
Total non-performing assets (3)	$5,745	$7,859	$14,977	$21,914	$27,953

Troubled debt restructured loans on accrual status (4)	$3,342	$7,629	$12,485	$16,804	$18,573

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (5)	0.27%	0.45%	1.02%	2.08%	2.57%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.20%	0.34%	0.76%	1.57%	1.88%

Non-performing assets as a percentage of total assets	0.60%	0.88%	1.84%	2.94%	3.75%

Loans receivable, net (5)	$699,917	$672,972	$614,201	$575,280	$557,359
Total assets	$952,024	$891,388	$815,815	$745,565	$745,648

_______________
(1)    Includes non-accrual one- to four-family properties in the process of foreclosure totaling $100, $138,
$1,105, $1,147 and $3,721 as of September 30, 2017, 2016, 2015, 2014 and 2013, respectively.
(2)    Includes foreclosed residential real estate property totaling $875, $1,071, $2,868, $2,903, and $1,752 as of September 30, 2017, 2016, 2015, 2014 and 2013, respectively.
(3)    Does not include troubled debt restructured loans on accrual status.
(4)    Does not include troubled debt restructured loans totaling $253, $531, $1,233, $2,284 and $4,031 recorded as non-accrual loans as of September 30, 2017, 2016, 2015, 2014 and 2013, respectively.
(5)    Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The Bank’s non-accrual loans decreased by $1.0 million to $1.9 million at September 30, 2017 from $2.9 million at September 30, 2016, primarily as a result of a $399,000 decrease in commercial real estate loans, a $367,000 decrease in construction loans, and a $174,000 decrease in consumer loans secured by real estate, on non-accrual status.  A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.”

Additional interest income which would have been recorded for the year ended September 30, 2017 had non-accruing loans been current in accordance with their original terms totaled $548,000.

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.  At September 30, 2017, the Bank had $3.3 million of OREO and other repossessed assets consisting of 15 individual properties and one travel trailer, a decrease of $816,000 from $4.1 million at September 30, 2016.  The OREO properties consisted of 11 land parcels totaling $1.9 million, two single family homes totaling $875,000, two commercial real estate properties totaling $533,000, and one travel trailer with a balance of $28,000.  The largest OREO property at September 30, 2017 was an undeveloped land parcel with a balance of $948,000 located in Lewis County.

Restructured Loans.  Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  A troubled debt restructured ("TDR") loan is a loan for which the Company, for reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. TDR loans are considered impaired and are individually evaluated for impairment. TDR loans are classified as either accrual or non-accrual. TDR loans are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Bank had TDR loans at September 30, 2017 and 2016 totaling $3.6 million and $8.2 million, respectively, of which $253,000 and $531,000, respectively, were on non-accrual status. The allowance for loan losses allocated to TDR loans at September 30, 2017 and 2016 was $10,000 and $465,000, respectively.

Impaired Loans. In accordance with GAAP, a loan is considered impaired when based on current information and events it is probable that a creditor will be unable to collect all amounts (principal and interest) when due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral, reduced by estimated costs to sell (if applicable), or observable market price is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

The categories of non-accrual loans and impaired loans overlap, although they are not identical.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2017, the Bank had $7.0 million in impaired loans.  For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future, are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans (not included in the table above as non-performing) was $9.1 million at September 30, 2017. The vast majority of these loans are collateralized by real estate.  See “Asset Classification” below for additional information regarding the Bank's problem loans.

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

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and of the Bank's  allowances for loan losses at the dates indicated, were as follows:

	At September 30,
	2017	2016	2015
	(Dollars in thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)(2)	3,253	5,036	12,717
Special mention (1)	7,783	15,065	17,016
Total classified and special mention loans	$11,036	$20,101	$29,733

Allowance for loan losses	$9,553	$9,826	$9,924
_____________

(1)	For further information concerning the change in classified assets, see “Non-performing Loans and Delinquencies" above.

(2)	Includes non-performing loans.

Loans classified as substandard decreased by $1.8 million to $3.3 million at September 30, 2017 from $5.0 million at September 30, 2016.  At September 30, 2017, 26 loans were classified as substandard compared to 34 loans at September 30, 2016. Of the $3.3 million in loans classified as substandard at September 30, 2017, $1.9 million were on non-accrual status.  The largest loan classified as substandard at September 30, 2017 had a balance of $524,000 and was secured by a single family home in Pierce County. This loan was performing according to its restructured payment terms at September 30, 2017.  The next largest loan classified as substandard at September 30, 2017 had a balance of $398,000 and was secured by a commercial building in Pierce County. This loan was on non-accrual status at September 30, 2017.

Loans classified as special mention decreased by $7.3 million to $7.8 million at September 30, 2017 from $15.1 million at September 30, 2016, primarily as a result of loans being upgraded to an improved risk grade category and loans being paid off during the year ended September 30, 2017. At September 30, 2017, 19 loans were classified as special mention. The largest loan classified as special mention at September 30, 2017 had a balance of $1.1 million and was secured by an apartment building in Grays Harbor County. This loan was performing according to its payment terms at September 30, 2017. The next largest loan classified as special mention at September 30, 2017 had a balance of $676,000 and was secured by land in Grays Harbor County. This loan was performing according to its payment terms at September 30, 2017.

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

At September 30, 2017, the Bank’s allowance for loan losses totaled $9.6 million.  The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 1.36% and 499.90%, respectively, at September 30, 2017 and 1.46% and 326.66%, respectively, at September 30, 2016. The decrease in the allowance for loan losses as a percentage of total loans receivable was primarily due to a decrease in non-performing loans and overall improvements in other underlying credit quality metrics in the loan portfolio.

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

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated.

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Allowance at beginning of year	$9,826	$9,924	$10,427	$11,136	$11,825
(Recapture of) provision for loan losses	(1,250)	—	(1,525)	—	2,925

Recoveries:
Mortgage loans:
One- to four-family	21	56	264	194	95
Multi-family	—	—	3	—	—
Commercial	1,061	—	4	4	55
Construction - custom and owner/builder	—	—	—	—	26
Construction - speculative one- to four-family	6	2	2	—	—
Construction - multi-family	—	181	1,125	251	—
Construction - land development	—	—	—	287	146
Land	19	24	37	418	54
Consumer loans:
Home equity and second mortgage	—	—	2	7	5
Other	3	2	4	2	—
Commercial business loans	—	5	5	24	105
Total recoveries	1,110	270	1,446	1,187	486

Charge-offs:
Mortgage loans:
One- to four-family	—	(72)	(220)	(1,106)	(769)
Multi-family	—	—	—	—	—
Commercial	(13)	(209)	—	(463)	(667)
Construction - custom and owner/builder	—	—	—	—	(26)
Construction - commercial	—	—	—	—	—
Construction - multi-family	—	—	—	—	(116)
Construction - land development	—	—	—	—	(17)
Land	(110)	(61)	(145)	(260)	(2,307)
Consumer loans:
Home equity and second mortgage	—	(18)	(50)	(47)	(184)
Other	(10)	(8)	(9)	(6)	(14)
Commercial business loans	—	—	—	(14)	—
Total charge-offs	(133)	(368)	(424)	(1,896)	(4,100)
Net recoveries (charge-offs)	977	(98)	1,022	(709)	(3,614)

Allowance at end of year	$9,553	$9,826	$9,924	$10,427	$11,136

Allowance for loan losses as a percentage of total loans receivable (net) outstanding at the end of the year (1)	1.36%	1.46%	1.62%	1.81%	2.00%

Net recoveries (charge-offs) as a percentage of average loans outstanding during the year	0.14%	(0.02)%	0.17%	(0.12)%	(0.65)%

Allowance for loan losses as a percentage of non-performing loans at end of year	499.90%	326.66%	160.30%	88.96%	79.28%
______________

(1)
Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and net deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated.

	At September 30,
	2017		2016		2015		2014		2013
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,082	15.05%	$1,239	16.38%	$1,480	17.42%	$1,650	16.10%	$1,449	17.73%
Multi-family	447	7.47	473	8.61	392	7.81	387	7.62	749	8.85
Commercial	4,184	41.91	4,384	43.18	4,065	43.47	4,836	48.54	5,275	50.44
Construction - custom and owner/builder	699	14.99	619	12.85	451	9.40	605	9.85	262	7.07
Construction - speculative one- to four-family	128	1.26	130	1.12	123	1.00	—	0.42	96	0.24
Construction - commercial	303	2.50	268	1.29	426	3.09	—	0.55	56	0.39
Construction - multi-family	173	2.72	316	1.74	283	3.07	—	0.47	—	0.01
Construction - land development	—	—	—	—	—	—	—	—	—	0.09
Land	918	3.05	820	2.99	1,021	3.90	1,434	4.88	1,940	5.39
Non-mortgage loans:
Consumer loans	1,104	5.39	1,095	6.06	1,260	5.80	1,055	6.53	982	6.76
Commercial business loans	515	5.66	482	5.78	423	5.04	460	5.04	327	3.03
Total allowance for loan losses	$9,553	100.00%	$9,826	100.00%	$9,924	100.00%	$10,427	100.00%	$11,136	100.00%

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

At September 30, 2017, the Bank’s investment portfolio totaled $8.4 million, consisting of $6.0 million of U.S. Treasury and U.S. government agency securities held to maturity, $1.1 million of mortgage-backed securities held to maturity, $952,000 of mutual funds available for sale and $289,000 of mortgage-backed securities available for sale.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $8.9 million at September 30, 2016, consisting of $6.0 million of U.S. Treasury and U.S. government agency securities held to maturity, $1.5 million of mortgage-backed securities held to maturity, $366,000 of mortgage-backed securities available for sale and $976,000 of mutual funds available for sale.  The composition of the portfolios by type of security at the dates indicated is presented in the following table.

	At September 30,
	2017		2016		2015
	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total
	(Dollars in thousands)
Held to Maturity:

U.S.Treasury and U.S. government agency securities	$6,008	71.69%	$6,006	67.84%	$6,004	64.52%
Mortgage-backed securities	1,131	13.50	1,505	17.00	1,909	20.52

Available for Sale:

Mortgage-backed securities	289	3.45	366	4.13	421	4.52
Mutual funds	952	11.36	976	11.03	971	10.44

Total portfolio	$8,380	100.0%	$8,853	100.0%	$9,305	100.0%

The following table sets forth the maturities and weighted average yields of the securities in the Bank's portfolio at September 30, 2017.  Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to Maturity:

U.S. Treasury and U.S. government agency securities	$—	—%	$5,995	1.60%	$—	—%	$—	—%
Mortgage-backed securities	14	3.98	1	2.33	28	2.90	1,101	7.72

Available for Sale:

Mortgage-backed securities	—	—	—	—	—	—	289	5.00
Mutual funds	952	2.09	—	—	—	—	—	—

Total portfolio	$966	2.12%	$5,996	1.60%	$28	2.90%	$1,390	7.16%

There were no securities which had an aggregate book value in excess of 10% of the Bank’s total equity at September 30, 2017.   At September 30, 2017, the Bank had $599,000 of private label mortgage-backed securities in the held to maturity investment securities portfolio of which $533,000 were on non-accrual status.  For additional information regarding investment securities, see “Item 1A. Risk Factors – Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses” and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions.  Borrowings through the Federal Home Loan Bank of Des Moines ("FHLB") and the Federal Reserve Bank of San Francisco ("FRB") may be used to compensate for reductions in the availability of funds from other sources.

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs. The Bank also has checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines.  At September 30, 2017, the Bank had $15.5 million, or 1.8% of total deposits, from businesses associated with the marijuana industry. See "Risk Factors- We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations."

At September 30, 2017, the Bank had $15.6 million of jumbo certificates of deposit of $250,000 or more.  The Bank had brokered certificates of deposit totaling $3.2 million and $8.1 million in brokered money market deposits at September 30, 2017. The Bank believes that its jumbo certificates of deposit, which represented 1.9% of total deposits at September 30, 2017, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2017.

Category	Weighted Average Interest Rate	Amount	Percentage of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	—%	$205,952	24.58%
Negotiable order of withdrawal (“NOW”) checking	0.22	220,315	26.29
Savings	0.06	140,987	16.83
Money market	0.35	131,002	15.64
Subtotal	0.15	698,256	83.34

Certificates of Deposit (1)

Maturing within 1 year	0.61	75,440	9.00
Maturing after 1 year but within 2 years	1.03	27,770	3.31
Maturing after 2 years but within 5 years	1.59	36,287	4.33
Maturing after 5 years	1.74	145	0.02
Total certificates of deposit	0.87	139,642	16.66
Total deposits	0.28%	$837,898	100.00%
______________________

(1)	Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2017.  Jumbo certificates of deposit have principal balances of $250,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$2,032
Over three through six months	5,857
Over six through twelve months	1,598
Over twelve months	6,114
Total	$15,601

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated.

	At September 30,
	2017			2016			2015
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$205,952	24.58%	$33,669	$172,283	22.62%	$30,895	$141,388	20.82%
NOW checking	220,315	26.29	16,503	203,812	26.76	23,184	180,628	26.61
Savings	140,987	16.83	17,513	123,474	16.21	13,159	110,315	16.25
Money market	131,002	15.64	17,011	113,991	14.97	21,515	92,476	13.62
Certificates of deposit which mature:
Within 1 year	75,440	9.00	(12,620)	88,060	11.56	(5,822)	93,882	13.83
After 1 year, but within 2 years	27,770	3.31	1,222	26,548	3.49	(6,868)	33,416	4.92
After 2 years, but within 5 years	36,287	4.33	2,934	33,353	4.38	7,078	26,275	3.87
Certificates maturing thereafter	145	0.02	132	13	—	(519)	532	0.08
Total	$837,898	100.0%	$76,364	$761,534	100.0%	$82,622	$678,912	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated.

	At September 30,
	2017	2016	2015
	(Dollars in thousands)
0.00 - 1.99%	$133,050	$144,814	$144,083
2.00 - 3.99%	6,332	2,900	9,762
4.00 - 5.99%	260	260	260
Total	$139,642	$147,974	$154,105

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit at September 30, 2017.

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(Dollars in thousands)
0.00 - 1.99%	$75,338	$26,546	$31,021	$145	$133,050
2.00 - 3.99%	—	1,066	5,266	—	6,332
4.00 - 5.99%	102	158	—	—	260
Total	$75,440	$27,770	$36,287	$145	$139,642

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the periods indicated.

	Year Ended September 30,
	2017	2016	2015
	(Dollars in thousands)
Beginning balance	$761,534	$678,912	$615,116
Net deposits before interest credited	74,146	80,581	61,792
Interest credited	2,218	2,041	2,004
Net increase in deposits	76,364	82,622	63,796
Ending balance	$837,898	$761,534	$678,912

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Borrowings are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2017, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount to 35% of the Bank’s total assets, limited by available collateral. The Bank had no outstanding balance on this borrowing line at September 30, 2017. The Bank also has a Letter of Credit ("LOC") of up to $22.0 million with the FHLB for the purpose of collateralizing Washington State public deposits. The LOC amount reduces the Bank's available FHLB borrowings. The Bank maintains a short-term borrowing line of credit with the FRB with total credit based on eligible collateral.  At September 30, 2017, the Bank had no outstanding balance and $62.8 million in unused borrowing capacity on this borrowing line of credit. A short-term borrowing line of credit of $10.0 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2017.

The following table sets forth certain information regarding borrowings, including repurchase agreements, by the Bank at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2017		2016		2015
	(Dollars in thousands)
Average total borrowings	$17,096		$44,959		$45,000

Weighted average rate paid on total borrowings	5.73%	(1)	4.52%	(2)	4.19%

Total borrowings outstanding at end of period	$—		$30,000		$45,000
________________________
(1) Includes a prepayment penalty of $282. The weighted average rate without the prepayment penalty was 4.08%.
(2) Includes a prepayment penalty of $138. The weighted average rate without the prepayment penalty was 4.21%.

The Bank did not have any short-term borrowings for the years ended September 30, 2017, 2016 and 2015.

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2017, the cash surrender value of bank owned life insurance (“BOLI”) was $19.3 million.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted in July 2010, imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions and their holding companies. Among other changes, the Dodd-Frank Act established the CFPB as an independent bureau of the Federal Reserve. The CFPB assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, the Bank is generally subject to supervision and enforcement by the FDIC and the DFI with respect to its compliance with consumer financial protection laws and CFPB regulations.

Many aspects of the Dodd-Frank Act are subject to delayed effective dates and/or rulemaking by the federal banking agencies, and their impact on operations cannot yet fully be assessed. However, it is likely that the Dodd-Frank Act will increase regulatory burden and compliance costs for the Bank and Timberland Bancorp.

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

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund (the "DIF") of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended September 30, 2017 were $362,000.

Under the FDIC's risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other risk factors. Rates are based on each institution's risk category and certain specified risk adjustments whereby stronger institutions pay lower rates while riskier institutions pay higher rates. Assessments are based on an institution's average consolidated total assets minus average tangible equity with an assessment rate schedule for most institutions ranging from 1.5 to 40 basis points, subject to adjustment. The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in 2019. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization or the deposit insurance system.

A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. Under these regulations, an institution is treated as well capitalized if it has (i) a total risk-based capital ratio of 10.0% or more, (ii) a common equity Tier 1 risk-based capital ratio of 6.5% or more, (iii) a Tier 1 risk-based capital ratio of 8.0% or more, and (iv) a leverage ratio of 5.0% or more, and is not subject to any of certain specified requirements to meet and maintain a specific capital level for any capital measure.

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
At September 30, 2017, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" below and Note 15 of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Capital Requirements.  Effective January 1, 2015 (with some changes transitioned into full effectiveness over two to four years), the Bank became subject to new capital regulations adopted by the FDIC, which created a new required ratio for common equity Tier 1 ("CET1") capital, increased the minimum leverage and Tier 1 capital ratios, changed the risk-weightings of certain assets for purposes of the risk-based capital ratios, created an additional capital conservation buffer over the required capital ratios, and changed what qualifies as capital for purposes of meeting the capital requirements. The Federal Reserve adopted parallel regulations for bank holding companies. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the "Basel III" requirements.

Under the new capital regulations, the minimum capital level requirements are (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a Tier 1 leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income ("AOCI") unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital.

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, repurchasing shares and paying discretionary bonuses. The capital conservation buffer requirement is subject to a phase-in period that began on January 1, 2016 with the requirement for a buffer of greater than 0.625% of risk-weighted assets. This capital conservation buffer increases each year until the capital conservation buffer requirement is fully implemented on January 1, 2019. At September 30, 2017 the conservation buffer was 1.25%.

In addition to the capital requirements, there have been a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments of qualifying capital. The Bank did not have any of these instruments at September 30, 2017. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a four-year transition period. CET1 capital consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of the Bank's asset size, it was not considered an advanced approaches banking organization and elected in the first quarter of calendar year 2015 to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The new requirements also changed in the risk-weighting of certain assets to better reflect credit risk and other risk exposure, including a 150% risk weight (up from 100%) for certain high volatility commercial real estate acquisition development and construction loans and for non-residential mortgage loans that are 90 days or more past due or otherwise on non-accrual status; a 20% (up from 0%) credit conversion factor for the unused portion of a commitment with an original maturity of one year or less that is not unconditionally cancellable; and a 250% risk weight (up from 100%) for mortgage servicing rights and deferred tax assets that are not deducted from capital.

Under the new standards, in order to be considered well-capitalized, the Bank must have a CET1 risk-based capital ratio of 6.5% (new), a Tier 1 risk-based capital ratio of 8.0% (increased from 6.0%), a total risk-based capital ratio of 10.0% (unchanged) and a Tier 1 leverage capital ratio of 5.0% (unchanged).

At September 30, 2017, the Bank exceeded all regulatory capital requirements and was categorized as "well capitalized" under the regulations of the FDIC.

The following table compares the Bank's actual capital amounts at September 30, 2017 to its minimum regulatory capital requirements at that date (Dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$104,102	11.22%	$37,116	4.00%	$46,395	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	104,102	15.86	29,547	4.50	42,678	6.50

Tier 1 capital	104,102	15.86	39,395	6.00	52,527	8.00

Total capital	112,329	17.11	52,527	8.00	65,659	10.00

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of the Bank believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

For additional information regarding the Bank's regulatory capital requirements, see Note 15 of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Federal Home Loan Bank System. The Bank is a member of the FHLB, one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each serving as a reserve or central bank for its members within its assigned region.  It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term borrowings are required to provide funds for residential home financing.  See “Deposit Activities and Other Sources of Funds – Borrowings" above.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines based on the Bank's asset size and level of borrowings from the FHLB.  At September 30, 2017, the Bank had $1.1 million in FHLB stock, which was in compliance with this requirement.  The FHLB pays dividends quarterly, and the Bank received $49,000 in dividends during the year ended September 30, 2017.

The Federal Home Loan Banks continue to contribute to low- and moderately-priced housing programs through direct loans or interest subsidies on borrowings targeted for community investment and low- and moderate-income housing projects.  These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future.  A reduction in value of the Bank's FHLB stock may result in a decrease in net income and possibly capital.

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

Real Estate Lending Standards.  FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  The Bank’s Board of Directors is required to review and approve the Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratio should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s Board of Directors.  The Bank is in compliance with the record and reporting requirements.  As of September 30, 2017, the Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 0.8% of total capital and there were no loans on commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratios.

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

Under the law of Washington State, Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the Director in certain situations.  In addition,Washington-chartered savings banks may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

Federal Reserve System.  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of September 30, 2017, the Bank’s deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

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

Community Reinvestment Act. Banks are also subject to the provisions of the Community Reinvestment Act of 1977 (“CRA”), which requires the appropriate federal bank regulatory agency to assess a bank’s performance under the CRA in meeting the credit needs of the community serviced by the bank, including low- and moderate-income neighborhoods.  The regulatory agency’s assessment of the bank’s record is made available to the public.  Further, a bank’s performance must be considered in connection with a bank’s application to, among other things, establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution.  The Bank received a “satisfactory” rating during its most recent examination.

Dividends.  Dividends from the Bank constitute the major source of funds available for dividends which may be paid to Company shareholders.  The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the Division. In addition, dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the Division. Dividends payable by the Bank can be limited or prohibited if the Bank does not meet the capital conservation buffer requirement.

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

Dividends.  Federal Reserve policy limits the payment of cash dividends by bank holding companies, which expresses the Federal Reserve's view that a bank holding company should pay cash dividends only to the extent that the company's net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company's capital needs, asset quality and overall financial condition, and that it is inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends.  Under Washington corporate law, the Company generally may not pay dividends if after that payment it would not be able to pay its liabilities as they become due in the usual course of business, or its total assets would be less than its total liabilities. The capital conservation buffer requirement can also limit dividends.

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

Capital Requirements.  As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at September 30, 2017, the Company would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for the Company as of September 30, 2017 (Dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$107,145	11.52%

Risk-based Capital Ratios:
Common equity tier 1 capital	107,145	16.31

Tier 1 capital	107,145	16.31

Total capital	115,376	17.56

For additional information see Note 15 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. On July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank-Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions, and mandated new capital regulations discussed above under “Regulation and Supervision of the Bank - Capital Requirements.” In addition, among other changes, the Dodd-Frank Act requires public companies, such as Timberland Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2013.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.50% of gross receipts at September 30, 2017. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

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

Subsidiary Activities

The Bank has one wholly-owned subsidiary, Timberland Service Corporation (“Timberland Service”), whose primary function is to provide escrow services.

Personnel

As of September 30, 2017, the Bank had 250 full-time employees and 24 part-time and on-call employees.  The employees are not represented by a collective bargaining unit, and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank.

Executive Officers of the Company and Bank

	Age at September 30, 2017	Position
Name		Company	Bank
Michael R. Sand	63	President and Chief Executive Officer	President and Chief Executive Officer

Dean J. Brydon	50	Executive Vice President, Chief Financial Officer and Secretary	Executive Vice President, Chief Financial Officer and Secretary

Robert A. Drugge	66	Executive Vice President of Lending	Executive Vice President of Lending

Jonathan A. Fischer	43	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer

Edward C. Foster	60	Executive Vice President and Chief Credit Administrator	Executive Vice President and Chief Credit Administrator

Marci A. Basich	48	Senior Vice President and Treasurer	Senior Vice President and Treasurer

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

Substantially all of our loans are to businesses and individuals in the state of Washington. A decline in the economies of our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties in which we operate, and which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent withdrawal by the United States from the Trans-Pacific Partnership trade agreement may also affect these businesses.

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

A return of recessionary conditions and/or negative developments in the domestic and international credit markets may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment levels may result in higher than expected loan delinquencies and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity, and financial condition.

Our real estate construction loans expose us to significant risks.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2017, construction loans totaled $168.5 million, or 21.5% of our total loan portfolio, of which $148.9 million were for residential real estate projects. This compares to total construction loans of $123.1 million, or 17.0% of our total loan portfolio at September 30, 2016, or an increase of 36.9% during the past year. Approximately $117.6 million of our residential construction loans at September 30, 2017 were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In general, construction lending involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction lending involves additional risks when compared with permanent residential lending because funds are advances upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At September 30, 2017, $9.9 million of our construction portfolio was comprised of speculative one- to four-family construction loans. At September 30, 2017, all construction loans were performing in accordance to their terms.  A material increase in our non-performing construction loans could have a material adverse effect on our financial condition and results of operation.

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

At September 30, 2017, we had $328.9 million of commercial real estate mortgage loans, representing 41.9% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial  real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at September 30, 2017 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2017, we had $44.4 million, or 5.7%, of total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2017, $156.6 million, or 20.0%, of our total loan portfolio was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is charged against income. Further, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year beginning October 1, 2020. This standard, referred to as Current Expected Credit Loss ("CECL") will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may also require an increase in the allowance for loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to replenish the allowance for loan losses.  Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

If our non-performing assets increase, our earnings will be adversely affected.

At September 30, 2017 our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and OREO and other repossessed assets) were $5.7 million, or 0.60% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. In addition to the non-performing loans, there were $3.3 million in loans classified as performing troubled debt restructurings at September 30, 2017.

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

During the year ended September 30, 2017, we recognized a $33,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2016, we recognized $168,000 of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2015, we recognized $13,000 of OTTI charges on private label mortgage backed securities we hold for investment. At September 30, 2017, our remaining private label mortgage backed securities portfolio totaled $599,000 of which $533,000 was on non-accrual status.

The valuation of our investment securities also is influenced by additional external market and other factors, including implementation of Securities and Exchange Commission and Financial Accounting Standards Board guidance on fair value accounting, default rates on residential mortgage securities and rating agency actions. Accordingly, there can be no assurance that future declines in the market value of our private label mortgage backed securities or other investment securities will not result in additional OTTI of these assets and lead to accounting charges that could have an adverse effect on our results of operations.

An increase in interest rates, change in the programs offered by Freddie Mac or our ability to qualify for their programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

The sale of residential mortgage loans to Freddie Mac provides a significant portion of our non-interest income. Any future changes in their program, our eligibility to participate in such program, the criteria for loans to be accepted or laws that significantly affect the activity of Freddie Mac could, in turn, materially adversely affect our results of operations if we could not find other purchasers. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans to Freddie Mac or into the secondary market without recourse, we are required to give customary representations and warranties about the loans we sell. If we breach those representations and warranties, we may be required to repurchase the loans and we may incur a loss on the repurchase.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate. Beginning in December 2016, the Federal Reserve Board has increased the Fed Funds rate by 75 basis points to a range of 1.00% to 1.25% in September 2017 and indicated a likelihood for a further increase of 25 basis points during 2017 subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economic recovery.

Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect: (1) our ability to originate and/or sell loans and obtain deposits; (2) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our investment securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and borrowings increase at a faster rate than the interest received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected.

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates (up or down) could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tends to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Changes in the slope of the "yield curve", or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely negatively impact our income.

A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At September 30, 2017, we had $75.4 million in certificates of deposit that mature within one year and $698.3 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affects the value of our interest-earning assets and in particular our investment securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on investment securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of investment securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders' equity.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.

The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we may not be able to effectively compete.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with the technological changes and to use technology to satisfy and grow customer demand for our products and services and to create additional efficiencies in our operations. We expect that we will need to make substantial investments in our technology and information systems to compete effectively and to stay current with technological changes. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition, growth and prospects.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and borrowings from the FHLB, borrowings from the FRB and other borrowings to fund our operations. At September 30, 2017, we had no FHLB borrowings outstanding and a letter of credit with an available balance of $22.0 million and an additional $360.5 million of available borrowing capacity through the FHLB and the FRB. Deposit flows, calls of wholesale borrowings, and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity.  Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our deposits are concentrated or adverse regulatory action against us.

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

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. The significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business-How We Are Regulated". These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing state legal marijuana businesses. These guidelines allow us to work with marijuana-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. At September 30, 2017, approximately 1.8% of our total deposits and a portion of our service charges from deposits are from legal marijuana-related businesses. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability.

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

We performed our test for goodwill impairment for fiscal year 2017, and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

We may experience decreases in the fair value of our mortgage servicing rights, which could reduce our earnings.

Mortgage servicing rights (“MSRs”) are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2017, our MSRs totaled $1.8 million.  MSRs are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis, we evaluate the fair value of MSRs for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Our methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.  For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings.

Our framework for managing risks may not be effective in mitigating risk and loss to us.

We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess, and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a material adverse effect on our financial condition and results of operations.

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

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

Our loans to businesses and individuals and our deposit relationships and related transactions are subject to exposure to the risk of loss due to fraud and other financial crimes. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2017, the Bank operated 22 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office and the Lacey office at 1751 Circle Lane SE, which are leased.

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2017
			(In thousands)
Main Office:

624 Simpson Avenue Hoquiam, Washington 98550	1966	7,700	$66,284

Branch Offices:

300 N. Boone Street Aberdeen, Washington 98520	1974	3,400	35,227

201 Main Street South Montesano, Washington 98563	2004	3,200	37,354

361 Damon Road Ocean Shores, Washington 98569	1977	2,100	32,641

2418 Meridian Avenue East Edgewood, Washington 98371	1980	2,400	48,415

202 Auburn Way South Auburn, Washington 98002	1994	4,200	36,170

12814 Meridian Avenue East (South Hill) Puyallup, Washington 98373	1996	4,200	41,102

1201 Marvin Road, N.E. Lacey, Washington 98516	1997	4,400	26,567

101 Yelm Avenue W. Yelm, Washington 98597	1999	3,400	28,780

20464 Viking Way NW Poulsbo, Washington 98370	1999	1,800	22,330

2419 224th Street E. Spanaway, Washington 98387	1999	3,900	41,985

801 Trosper Road SW Tumwater, Washington 98512	2001	3,300	36,177
(table continued on the following page)

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2017
(In thousands)

7805 South Hosmer Street Tacoma, Washington 98408	2001	5,000	$61,365

2401 Bucklin Hill Road Silverdale, Washington 98383	2003	4,000	46,532

423 Washington Street SE Olympia, Washington 98501	2003	3,000	52,537

3105 Judson Street Gig Harbor, Washington 98335	2004	2,700	36,711

117 N. Broadway Aberdeen, Washington 98520	2004	3,700	39,178

313 West Waldrip Street Elma, Washington 98541	2004	5,900	30,671

1751 Circle Lane SE Lacey, Washington 98503	2004	900	18,356

101 2nd Street Toledo, Washington 98591	2004	1,800	36,600

209 NE 1st Street Winlock, Washington 98586	2004	3,400	18,408

714 W. Main Street Chehalis, Washington 98532	2009	4,600	44,508

Loan Center/Data Center:

120 Lincoln Street Hoquiam, Washington 98550	2003	6,000	N/A

Administrative Offices:

305 8th Street Hoquiam, Washington 98550	2004	4,100	N/A

Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2017, the Bank operated 22 proprietary ATMs that are part of a nationwide cash exchange network.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of November 30, 2017, there were 7,364,627 shares of common stock issued and approximately 435 shareholders of record.  The following table sets forth the high and low sales prices of, and dividends paid on, the Company's common stock for each quarter during the years ended September 30, 2017 and 2016.  The high and low price information was provided by the Nasdaq Stock Market.

Fiscal 2017	High	Low	Dividends per Common Share
First Quarter	$20.95	$15.71	$0.09
Second Quarter	22.70	20.30	0.11
Third Quarter	25.52	21.81	0.11
Fourth Quarter (1)	25.27	31.58	0.19
Fiscal 2016	High	Low	Dividends per Common Share
First Quarter (2)	$13.49	$10.22	$0.12
Second Quarter	12.99	12.16	0.08
Third Quarter	15.73	12.77	0.08
Fourth Quarter	15.75	14.71	0.09
____________
(1) Includes a special dividend of $0.08 in addition to the regular quarterly dividend.
(2) Includes a special dividend of $0.05 in addition to the regular quarterly dividend.

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

The Company has had various stock repurchase programs since January 1998. On July 28, 2015, the Company announced a plan to repurchase 352,681 shares of the Company's common stock. This marked the Company's 17th stock repurchase plan. There were no shares repurchased during the year ended September 30, 2017 and 221,893 shares were available to be repurchased under the current repurchase program.

As of September 30, 2017, the Company has repurchased 130,788 of these shares at an average price of $11.69 per share. Cumulatively, since January 1998 the Company has repurchased 7,914,722 shares at an average price of $9.02 per share.

The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2017.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans

July 1, 2017 - July 31, 2017	—	$—	—	221,893

August 1, 2017 - August 31, 2017	—	—	—	221,893

September 1, 2017 - September 30, 2017	—	—	—	221,893

Total	—	$—	—	221,893

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $500 million to $1 Billion Asset Thrift Index, peer group indices.  Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2012.

Timberland Bancorp, Inc.
Total Return Performance
Index Value
600
500
400
300
200
100
0
Timberland Bancorp, Inc.
Nasdaq Composite Index
SNL Thrift $500M-$1B Index
09/30/12
09/30/13
09/30/14
09/30/15
09/30/16
09/30/17

	Year Ended
Index	9/30/2012	9/30/2013	9/30/2014	9/30/2015	9/30/2016	9/30/2017
Timberland Bancorp	$100.00	$151.61	$180.32	$190.57	$283.21	$576.19
NASDAQ Composite	100.00	122.77	148.08	153.99	179.29	221.75
SNL $500M-$1B Thrift Index *	100.00	123.23	136.44	161.11	183.36	264.21

* Source: S&P Global Market Intelligence

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

	At September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$952,024	$891,388	$815,815	$745,565	$745,648
Loans receivable, net	690,364	663,146	604,277	564,853	546,193
Investment securities held to maturity	7,139	7,511	7,913	5,298	2,737
Investment securities available for sale	1,241	1,342	1,392	2,857	4,101
FHLB stock	1,107	2,204	2,699	5,246	5,452
Other investments	3,000	—	—	—	—
Cash and due from financial institutions and interest-bearing deposits in banks	148,188	108,941	92,289	72,354	94,496
Certificates of deposit held for investment	43,034	53,000	48,611	35,845	30,042
OREO and other repossessed assets, net	3,301	4,117	7,854	9,092	11,720
Deposits	837,898	761,534	678,912	615,116	608,262
FHLB borrowings	—	30,000	45,000	45,000	45,000
Shareholders' equity	111,000	96,834	89,187	82,778	89,688

	Year Ended September 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$38,338	$34,875	$31,168	$29,857	$30,237
Interest expense	3,197	4,072	3,890	3,939	4,439
Net interest income	35,141	30,803	27,278	25,918	25,798
(Recapture of) provision for loan losses	(1,250)	—	(1,525)	—	2,925
Net interest income after (recapture of) provision for loan losses	36,391	30,803	28,803	25,918	22,873
Non-interest income	12,368	10,889	9,522	8,530	10,262
Non-interest expense	27,516	26,637	25,841	25,798	25,864
Income before income taxes	21,243	15,055	12,484	8,650	7,271
Provision for income taxes	7,076	4,901	4,192	2,800	2,514
Net income	14,167	10,154	8,292	5,850	4,757
Preferred stock dividends	—	—	—	(136)	(710)
Preferred stock discount accretion	—	—	—	(70)	(283)
Discount on redemption of preferred stock	—	—	—	—	255
Net income to common shareholders	$14,167	$10,154	$8,292	$5,644	$4,019

Net income per common share:
Basic	$1.99	$1.48	$1.20	$0.82	$0.59
Diluted	$1.92	$1.43	$1.17	$0.80	$0.58
Dividends per common share	$0.50	$0.37	$0.24	$0.16	$—
Dividend payout ratio (1)	25.70%	25.39%	20.42%	19.97%	15.78%
_______________

(1)	Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2017	2016	2015	2014	2013
OTHER DATA:

Number of real estate loans outstanding	2,593	2,615	2,545	2,525	2,524
Deposit accounts	54,707	53,611	52,343	52,656	54,809
Full-service offices	22	22	22	22	22

	At or For the Year Ended September 30,
	2017	2016	2015	2014	2013
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	1.53%	1.19%	1.07%	0.79%	0.64%
Return on average equity (2)	13.65	11.00	9.70	7.08	5.27
Interest rate spread (3)	3.93	3.72	3.66	3.71	3.69
Net interest margin (4)	4.07	3.88	3.80	3.84	3.82
Average interest-earning assets to average interest-bearing liabilities	137.75	131.69	126.41	122.04	119.93
Non-interest expense as a percent of average total assets	2.98	3.13	3.33	3.50	3.49

Efficiency ratio (5)	57.92	63.89	70.22	74.89	71.72

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	0.28%	0.45%	1.02%	2.08%	2.57%
Non-performing assets as a percent of total assets (6)	0.60	0.88	1.84	2.94	3.75
Allowance for loan losses as a percent of total loans receivable, net (7)	1.36	1.46	1.62	1.81	2.00
Allowance for loan losses as a percent of non-performing loans (8)	499.90	326.66	160.30	88.96	79.28
Net charge-offs (recoveries) to average outstanding loans	(0.14)	0.02	(0.17)	0.12	0.65
Capital Ratios:
Total equity-to-assets ratio	11.66%	10.86%	10.93%	11.10%	12.03%
Average equity to average assets	11.25	10.84	11.01	11.20	12.19
__________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4)	Net interest income before provision for (recapture of) loan losses as a percentage of average interest-earning assets.

(5)	Non-interest expenses divided by the sum of net interest income and non-interest income.

(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, OREO and other repossessed assets.

(7)	Loans receivable is before the allowance for loan losses.

(8)	Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. TDR loans that are on accrual status are not included.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At September 30, 2017, the Company had total assets of $952.02 million and total shareholders’ equity of $111.00 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, interest earned on those assets, the volume and mix of interest-bearing liabilities and interest paid on those interest-bearing liabilities. Management attempts to match the re-pricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio.

Net income is also affected by non-interest income and non-interest expenses.  For the year ended September 30, 2017, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses and other non-interest expenses.  Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Operating Strategy

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Company's primary objective is to operate the Bank as a well capitalized, profitable, independent, community-oriented financial institution, serving customers in its primary market area of Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties. The Company's strategy is to provide innovative products and superior service to small businesses, industry and geographic niches, and individuals located in its primary market area.

The Company's goal is to deliver returns to shareholders by increasing higher-yielding assets (in particular commercial real estate, construction, and commercial business loans), increasing core deposit balances, managing problem assets, efficiently managing expenses, and exploring expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

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

Portfolio diversification. In recent years, we have limited the origination of speculative construction loans and land loans in favor of loans that possess credit profiles representing less risk to the Bank. We continue originating owner/builder and custom construction loans, multi-family loans, commercial business loans and certain commercial real estate loans which offer higher risk adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than fixed rate one-to four-family loans. We anticipate capturing more of each customer's banking relationship by cross selling our loan and deposit products and offering additional services to our customers.

Increase core deposits and other retail deposit products. We focus on establishing a total banking relationship with our customers with the intent of internally funding our loan portfolio. We anticipate that the continued focus on customer relationships will increase our level of core deposits. In addition to our retail branches, we maintain technology based products such as business cash management and a business remote deposit product that enables us to compete effectively with banks of all sizes.

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

Maintaining strong asset quality. We believe that strong asset quality is a key to our long-term financial success. The percentage of non-performing loans to loans recevable, net was 0.27% and 0.45% at September 30, 2017 and 2016, respectively. The Company's percentage of non-performing assets to total assets at September 30, 2017 was 0.60% compared to 0.88% at September 30, 2016. Non-performing assets have decreased from $28.0 million at September 30, 2013, to $5.7 million at September 30, 2017. We continue to seek to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. Although the Company plans to continue to place emphasis on certain lending products, such as commercial real estate loans, construction loans, and commercial business loans, the Company expects to continue to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

Critical Accounting Policies and Estimates

The Company has established various accounting policies that govern the application of GAAP in the preparation of the Company's Consolidated Financial Statements. The Company has identified five policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of MSRs, the determination of any other than temporary impairment ("OTTI") in the fair value of investment securities, the valuation of goodwill for potential impairment and the valuation of OREO. These policies and the judgments, estimates and assumptions are described in greater detail in the notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” generally describes the Company's accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by FIMAC Solutions, LLC (“FIMAC”), a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on a rate shock analysis prepared by FIMAC based on data at September 30, 2017, an immediate increase in interest rates of 100 basis points would increase the Bank’s projected net interest income by approximately 4.2%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period.  Conversely, an immediate decrease in interest rates of 100 basis points would decrease the Bank's projected net interest income by approximately 7.7%. See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2017, the consumer, commercial business and construction portfolios amounted to $42.2 million, $44.4 million and $168.5 million, or 5.4%, 5.7% and 21.5% of total loans receivable, respectively.

Quantitative Aspects of Market Risk.  The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by FIMAC based on data at September 30, 2017.

Hypothetical	Net Interest Income (1)(2)			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario (3)	Value	from Base	from Base	Value	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$42,148	$6,172	17.16%	$230,997	$42,137	22.31%
+300	40,584	4,608	12.81	221,515	32,655	17.29
+200	39,028	3,052	8.48	211,334	22,474	11.90
+100	37,475	1,499	4.17	200,300	11,440	6.06
BASE	35,976	—	—	188,860	—	—
-100	33,198	(2,778)	(7.72)	171,762	(17,098)	(9.05)
-200	31,858	(4,118)	(11.45)	156,249	$(32,611)	(17.27)
___________

(1)	Does not include loan fees.

(2)	Includes BOLI income, which is included in non-interest income in the Consolidated Financial Statements.

(3)	No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 200 basis points has not been prepared.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results.  Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 9.1% decrease in NPV and a 7.7% decrease in net interest income.  In the event of a 100 basis point increase in interest rates, a 6.1% increase in NPV and a 4.2% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in increases in net interest income and NPV in a rising interest rate scenario and decreases in net interest income and NPV in a declining interest rate scenario.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates.  Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.  Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could possibly deviate significantly from those assumed in calculating the table.

Comparison of Financial Condition at September 30, 2017 and September 30, 2016

The Company's total assets increased by $60.64 million, or 6.8%, to $952.02 million at September 30, 2017 from $891.39 million at September 30, 2016.  The increase was primarily attributable to increases in cash and cash equivalents and net loans receivable, which were partially offset by a decrease in certificates of deposit ("CDs") held for investment.

Net loans receivable increased by $27.22 million, or 4.1%, to $690.36 million at September 30, 2017 from $663.15 million at September 30, 2016, primarily as a result of increases in custom and owner/builder construction loans, commercial real estate loans, commercial construction loans and multi-family construction loans. These increases in net loans receivable were partially offset by an increase in the undisbursed portion of construction loans in process.

The Company's total liabilities increased by $46.47 million, or 5.8%, to $841.02 million at September 30, 2017 from $794.55 million at September 30, 2016 primarily due to an increase in total deposits, which was partially offset by the repayment of all FHLB borrowings. Total deposits increased by $76.36 million, or 10.0%, to $837.90 million at September 30, 2017 from $761.53 million at September 30, 2016, primarily as a result of increases in non-interest bearing, savings, money market, and NOW checking account balances.  These increases were partially offset by a decrease in CD account balances.

Shareholders' equity increased by $14.17 million, or 14.6%, to $111.00 million at September 30, 2017 from $96.83 million at September 30, 2016.   The increase was primarily due to net income for the year ended September 30, 2017 of $14.17 million and $2.50 million received from the exercise of a stock warrant to purchase 370,699 shares of the Company's common stock at an exercise price of $6.73 per share, which was partially offset by dividends paid to shareholders of $3.64 million. As of September 30, 2017, the Company exceeded all regulatory capital requirements required for bank holding company regulatory purposes. For additional details see Note 15 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" and "Item 1. Business - Regulation of the Company - Capital Requirements."

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $29.28 million, or 18.1%, to $191.22 million at September 30, 2017 from $161.94 million at September 30, 2016.  The increase was due to a $39.25 million increase in total cash and cash equivalents which was partially offset by a $9.97 million decrease in CDs held for investment.  The Company continued to maintain high levels of liquidity primarily for asset-liability management purposes.

Investment Securities:  Investment securities decreased by $473,000, or 5.3%, to $8.38 million at September 30, 2017 from $8.85 million at September 30, 2016.  The decrease was primarily due to scheduled amortization and prepayments. For additional details on investment securities, see "Item 1. Business - Investment Activities" and Note 3 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Stock: FHLB stock decreased by $1.10 million, or 49.8%, to $1.11 million at September 30, 2017 from $2.20 million at September 30, 2016, due to stock redemptions by the FHLB. The required investment in FHLB stock decreased primarily due to the decrease in FHLB borrowings.

Other Investments: Other investments increased by $3.00 million at September 30, 2017 from none at September 30, 2016 due to the Company investing in the Solomon Hess SBA Loan Fund LLC. This investment is utilized to help satisfy compliance with the Company's Community Reinvestment Act ("CRA") investment test requirements.

Loans Held for Sale: Loans held for sale remained level at $3.60 million at both September 30, 2017 and September 30, 2016. The Company sells longer-term fixed-rate residential loans and the guaranteed portion of SBA commercial business loans for asset-liability management purposes and to generate non-interest income.  The Company sold $81.40 million in loans during the year ended September 30, 2017 compared to $58.90 million for the year ended September 30, 2016.

Loans Receivable, Net of Allowance for Loan Losses:  Net loans receivable increased by $27.22 million, or 4.1%, to $690.36 million at September 30, 2017 from $663.15 million at September 30, 2016.  The increase was primarily a result of a $24.59 million increase in custom and owner/builder construction loans, a $16.40 million increase in commercial real estate loans, a $10.27 million increase in commercial construction loans, an $8.74 million increase in multi-family construction loans, a $2.61 million increase in commercial business loans, a $2.28 million increase in land loans, and a $1.81 million increase in speculative one- to four-family construction loans. These increases were partially set offset by a $33.78 million increase in the undisbursed portion of construction loans in process, a $3.70 million decrease in multi-family loans, a $1.62 million decrease in consumer loans, and a $413,000 decrease in one- to four-family loans.

Loan originations increased by 27.4% to $340.61 million for the year ended September 30, 2017 from $267.35 million for the year ended September 30, 2016.  The increase in loan originations was primarily due to increased demand for construction loans and the hiring of additional loan officers. For additional information on loans, see "Item 1. Business - Lending Activities" and Note 4 to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment:  Premises and equipment increased by $2.26 million, or 14.0%, to $18.42 million at September 30, 2017 from $16.16 million at September 30, 2016.  The increase was primarily due to the purchase of the building which had been leased for the Gig Harbor branch for $1.84 million in December 2016 and a remodel of the Bank's Edgewood branch office.  These additions were partially offset by normal depreciation. For additional information on premises and equipment, see "Item 2. Properties" and Note 5 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

OREO and Other Repossessed Assets:  OREO and other repossessed assets decreased by $816,000, or 19.8%, to $3.30 million at September 30, 2017 from $4.12 million at September 30, 2016.  The decrease was primarily due to the disposition of $1.53 million in OREO properties and other repossessed assets and OREO valuation write-downs of $42,000. These decreases in OREO and other repossessed assets were partially offset by the addition of $751,000 in OREO properties and other repossessed assets. At September 30, 2017, the OREO balance was comprised of 15 individual properties and one other repossessed asset.  The properties consisted of 11 land parcels totaling $1.87 million, two single family homes totaling $875,000, two commercial real estate properties totaling $533,000 and one travel trailer with a balance of $28,000.  The largest OREO property at September 30, 2017 was an undeveloped land parcel located in Lewis County with a balance of $948,000.  For additional information on OREO and other repossessed assets, see "Item 1. Business - Lending Activities - Other Real Estate Owned and Other Repossessed Assets" and Note 6 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased by $545,000, or 2.9%, to $19.27 million at September 30, 2017 from $18.72 million at September 30, 2016 due to net BOLI earnings, representing the increase in cash surrender value.

Goodwill:  The recorded amount of goodwill of $5.65 million at September 30, 2017 remained unchanged from September 30, 2016.  The Company performed its annual review of goodwill during the quarter ended June 30, 2017 and determined that there was no impairment.  For additional information on goodwill, see Note 1 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

MSRs:  MSRs increased by $252,000, or 16.0%, to $1.83 million at September 30, 2017 from $1.57 million at September 30, 2016, primarily due to the addition of $739,000 in capitalized MSRs for new loans being serviced, which was partially offset by amortization of $487,000. The principal amount of loans serviced for Freddie Mac and the SBA increased by $18.24 million, or 5.4%, to $358.87 million at September 30, 2017 from $340.63 million at September 30, 2016.  For additional information on MSRs, see Note 7 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Deposits: Deposits increased by $76.36 million, or 10.0%, to $837.90 million at September 30, 2017 from $761.53 million at September 30, 2016.  The increase was primarily a result of a $33.67 million increase in non-interest-bearing demand account balances, a $17.51 million increase in savings account balances, a $17.01 million increase in money market account balances, and a $16.50 million increase in NOW checking account balances.  These increases were partially offset by an $8.33 million decrease in CD account balances.  The increase in non-interest bearing demand account and NOW checking account balances was primarily due to increased commercial and consumer checking accounts as the Company continued to emphasize increasing its transaction accounts base. The Company also experienced deposit inflows due to a number of customers transferring funds from other financial institutions during the year ended September 30, 2017.  The decrease in CD account balances was primarily due to a managed run off as the Company continued to reduce CDs balances by competing slightly less aggressively on certain CD term interest rates. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Borrowings: There were no FHLB borrowings at September 30, 2017 and $30.00 million at September 30, 2016 as the Company prepaid on April 26, 2017 FHLB borrowings with a weighted average cost of 3.98% and incurred prepayment penalties of $282,000. Prepaying the FHLB borrowings reduced future interest expense by approximately $100,000 per month. For additional information on borrowings, see "Item 1. Business - Deposit Activities and Other Sources of Funds - Borrowings" and Note 9 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Shareholders' Equity:  Total shareholders' equity increased by $14.17 million, or 14.6%, to $111.00 million at September 30, 2017 from $96.83 million at September 30, 2016.  The increase was primarily due to net income of $14.17 million for the year ended September 30, 2017 and the exercise of a stock warrant for $2.50 million, which was partially offset by the payment of $3.64 million in dividends to common shareholders. The Company did not repurchase any shares of its common stock during the year ended September 30, 2017. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2017 and 2016

Net income for the year ended September 30, 2017 increased by $4.01 million, or 39.5%, to $14.17 million from $10.15 million for the year ended September 30, 2016.  Net income per diluted common share increased by $0.49, or 34.3%, to $1.92 for the year ended September 30, 2017 from $1.43 for the year ended September 30, 2016. The increase in net income was primarily due to increases in net interest income, non-interest income, and the recapture of loan losses (which added approximately $0.11 to diluted earnings per share), which was partially offset by an increase in non-interest expense and an increase in the provision for income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $4.34 million, or 14.1%, to $35.14 million for the year ended September 30, 2017 from $30.80 million for the year ended September 30, 2016.  The increase in net interest income was due to an increase in interest income and a decrease in interest expense.

Total interest and dividend income increased by $3.46 million, or 9.9%, to $38.34 million for the year ended September 30, 2017 from $34.88 million for the year ended September 30, 2016, primarily due to a $69.44 million increase in the average balance of total interest-bearing assets to $864.16 million from $794.72 million and an increase in the average yield on interest-earning assets to 4.44% from 4.39%. Interest income on loans receivable and loans held for sale increased by $2.80 million, to $36.39 million for the year ended September 30, 2017 from $33.58 million for the year ended September 30, 2016, primarily due to an increase in the average balance of net loans receivable and loans held for sale of $48.58 million during the year and an increase in the average yield on loans receivable and loans held for sale to 5.26% from 5.22%. Also contributing to the increase in interest and dividend income (and average yields) was a $255,000 increase in non-accrual interest and prepayment penalties collected during the year ended September 30, 2017. During the year ended September 30, 2017, a total of $1.05 million in non-accrual interest and prepayment penalties was collected compared to a total of $795,000 for the year ended September 30, 2016.

Total interest expense decreased by $875,000 to $3.20 million, or 21.5%, for the year ended September 30, 2017 from $4.07 million for the year ended September 30, 2016, primarily due to a $1.05 million decrease in interest expense on FHLB borrowings, which was partially offset by a $177,000 increase in interest expense on deposits. The decrease in FHLB borrowing expense was primarily due to a $27.86 million decrease in the average balance of borrowings to $17.10 million for the year ended September 30, 2017 from $44.96 million for the year ended September 30, 2016 partially offset by prepayment penalties of $282,000 incurred for paying off the borrowings before their scheduled maturities. During the year ended September 30, 2017, the Company repaid all remaining FHLB borrowings. The increase in interest expense on deposits was primarily due to a $51.75 million increase in average interest-bearing deposits to $610.26 million for the year ended September 30, 2017 from $558.52 million for the year ended September 30, 2016.

As a result of these changes, the net interest margin increased 19 basis points to 4.07% for the year ended September 30, 2017 from 3.88% for the year ended September 30, 2016.

Provision for (Recapture of) Loan Losses: No provision for loan losses was made for the years ended September 30, 2017 and 2016. There was a recapture of loan losses of $1.25 million for the year ended September 30, 2017 mainly due to the Bank's recovery on previously charged-off commercial real estate loans and improvement in other underlying credit quality metrics in the loan portfolio. There were net recoveries of $977,000 for the year ended September 30, 2017 compared to net charge-offs of $98,000 for the year ended September 30, 2016.  The net charge-offs (recoveries) to average outstanding loans ratio was (0.14%) for the year ended September 30, 2017 and 0.02% for the year ended September 30, 2016. The level of delinquent loans (loans 30 or more days past due) decreased by $1.06 million, or 30.5%, to $2.41 million at September 30, 2017 from $3.47 million at September 30, 2016 and the level of loans graded substandard decreased by $1.78 million, or 35.4%, to $3.25 million at September 30, 2017 from $5.04 million at September 30, 2016. Non-accrual loans decreased by $962,000, or 33.5%, to $1.91 million at September 30, 2017 from $2.87 million at September 30, 2016.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve or write-down to be applied against each loan.  The aggregate principal impairment amount determined at September 30, 2017 was $476,000 compared to $776,000 at September 30, 2016.

Based on the comprehensive methodology, management believes the allowance for loan losses of $9.55 million at September 30, 2017 (1.36% of loans receivable and 499.9% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1. Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income increased by $1.48 million, or 13.6%, to $12.37 million for the year ended September 30, 2017 from $10.89 million for the year ended September 30, 2016.  This increase was primarily due to a $549,000 increase in service charges on deposits, a $376,000 increase in gain on sales of loans, a $201,000 change in net OTTI, a $151,000 increase in servicing income on loans sold, and smaller increases and decreases in several other categories.

The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines. The increase in gain on sales of loans was primarily due to increases in the dollar volume of fixed-rate one- to four-family loans and of the guaranteed portion of SBA loans sold during the year. The change in net OTTI was a result of $33,000 net recovery for the year ended September 30, 2017 compared to a net OTTI expense of $168,000 for the year ended September 30, 2016. The increase in servicing income on loans sold was primarily due to an increase in the dollar amount of loans serviced for Freddie Mac and a decrease in the amortization of MSRs.

Non-interest Expense:   Total non-interest expense increased by $879,000, or 3.3%, to $27.52 million for the year ended September 30, 2017 from $26.64 million for the year ended September 30, 2016.  This increase was primarily due to a $987,000 increase in salaries and employee benefits expense and smaller increases in several other categories. These increases were partially offset by a $640,000 decrease in OREO and other repossessed assets expense, and smaller decreases in several other categories.

The increase in salaries and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending and operations personnel. The decrease in OREO and other repossessed assets expense was primarily due to a decrease in the level of valuation write-downs based on updated appraisals received on OREO properties. The efficiency ratio for the year ended September 30, 2017 improved to 57.92% from 63.89% for the year ended September 30, 2016 as the increases in net interest income and non-interest income outpaced the increase in non-interest expense.

Provision for Income Taxes: The provision for income taxes increased by $2.18 million, or 44.4% to $7.08 million for the year ended September 30, 2017 from $4.90 million for the year ended September 30, 2016, primarily due to increased income before income taxes. The Company's effective income tax rate was 33.3% for the year ended September 30, 2017 compared to 32.6% for the year ended September 30, 2016. For additional information on income taxes, see Note 11 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

Based on the Company's comprehensive methodology for determining the allowance for loan losses, management deemed the allowance for loan losses of $9.83 million at September 30, 2016 (1.46% of loans receivable and 326.7% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

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

Provision for Income Taxes: The provision for income taxes increased by $709,000, or 16.9% to $4.90 million for the year ended September 30, 2016 from $4.19 million for the year ended September 30, 2015, primarily due to increased income before income taxes. The Company's effective income tax rate was 32.6% for the year ended September 30, 2016 compared to 33.6% for the year ended September 30, 2015.

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

	Year Ended September 30,
	2017				2016			2015
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
					(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$692,278		$36,385	5.26%	$643,698	$33,580	5.22%	$596,750	$30,397	5.09%
Investment securities (2)	7,651		279	3.65	8,123	287	3.52	6,964	249	3.58
Dividends from mutual funds, FHLB stock and other investments	4,066		88	2.16	3,723	106	2.85	5,396	31	0.57
Interest-bearing deposits in Banks and CDs	160,165	109	1,586	0.99	139,180	902	0.65	108,773	491	0.45
Total interest-earning assets	864,160		38,338	4.44	794,724	34,875	4.39	717,883	31,168	4.34
Non-interest-earning assets	58,834				56,969			58,270

Total assets	$922,994				$851,693			$776,153

Interest-bearing liabilities:
Savings accounts	$134,495		78	0.06	$115,336	63	0.05	$102,303	53	0.05
Money market accounts	125,296		434	0.35	105,836	327	0.31	94,881	274	0.29
NOW accounts	207,300		460	0.22	186,272	456	0.24	165,895	450	0.27
Certificates of deposit	143,171		1,246	0.87	151,072	1,195	0.79	159,815	1,227	0.77
Long-term borrowings (3)	17,096		979	5.73	44,959	2,031	4.52	45,000	1,886	4.19
Total interest-bearing liabilities	627,358		3,197	0.51	603,475	4,072	0.67	567,894	3,890	0.68
Non-interest-bearing deposits	187,368				152,085			119,599
Other liabilities	4,450				3,809			3,208
Total liabilities	819,176				759,369			690,701

Shareholders' equity	103,818				92,324			85,452
Total liabilities and shareholders' equity	$922,994				$851,693			$776,153

Net interest income			$35,141			$30,803			$27,278
Interest rate spread				3.93%			3.72%			3.66%
Net interest margin (4)				4.07%			3.88%			3.80%
Ratio of average interest-earning assets to average interest-bearing liabilities				137.75%			131.69%			126.41%
_______________________________________________

(1)
Does not include interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (year ended September 30, 2017 - $1,328; year ended September 30, 2016 - $1,095; and year ended September 30, 2015 - $798) are included with interest and dividends.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Includes FHLB borrowings with original maturities of one year or greater. Includes pre-payment penalties of $282 and $138 for the years ended September 30, 2017 and 2016, respectively.

(4)	Net interest income divided by total average interest earning assets.

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

	Year Ended September 30, 2017 Compared to Year Ended September 30, 2016 Increase (Decrease) Due to				Year Ended September 30, 2016 Compared to Year Ended September 30, 2015 Increase (Decrease) Due to
	Rate		Volume	Net Change	Rate	Volume	Net Change
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$253		$2,552	$2,805	$747	$2,436	$3,183
Investment securities	—		(8)	(8)	1	37	38
Dividends from mutual funds, FHLB stock and other investments	(16)		(2)	(18)	74	1	75
Interest-bearing deposits in banks and CDs	533		151	684	251	160	411
Total net change in income on interest-earning assets	770		2,693	3,463	1,073	2,634	3,707

Interest-bearing liabilities:
Savings accounts	4		11	15	4	6	10
Money market accounts	43		64	107	20	33	53
NOW accounts	(10)		14	4	(10)	16	6
Certificates of deposit	54		(3)	51	—	(32)	(32)
FHLB borrowings	(127)		(925)	(1,052)	144	1	145
Total net change in expense on interest-bearing liabilities	(36)		(839)	(875)	158	24	182
Net change in net interest income	$806	—	$3,532	$4,338	$915	$2,610	$3,525
______________

(1)	Excludes interest on loans on non-accrual status. Includes loans held for sale and interest earned on loans held for sale.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2017, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 23.4%.  At September 30, 2017, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank had $297.7 million available for additional borrowings with the FHLB at September 30, 2017. The Bank also has a LOC of up to $22.0 million with the FHLB for the purpose of collateralizing Washington State public deposits, all of which was available to be drawn upon at September 30, 2017. The LOC amount reduces the Bank's available borrowings under the FHLB advance agreement. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2017, the Bank had no outstanding balance on this borrowing line, under which $62.8 million was available for future borrowings. The Bank also maintains a $10.0 million overnight borrowing line with PCBB. At September 30, 2017, the Bank did not have an outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of loans.  During the years ended September 30, 2017, 2016 and 2015, the Bank originated $340.6 million, $267.4 million and $262.4 million of loans, respectively.  At September 30, 2017, the Bank had loan commitments totaling $71.2 million and undisbursed loans in process totaling $82.4 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from September 30, 2017 totaled $75.4 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2017, 2016 and 2015, the Bank sold $81.4 million, $58.9 million and $57.5 million in loans and loan participation interests, respectively.  During the years ended September 30, 2017, 2016 and 2015, the Bank received $211.3 million, $155.4 million and $148.8 million in principal repayments, respectively.

The Bank’s liquidity has been impacted by increases in deposit levels.  During the years ended September 30, 2017, 2016 and 2014, deposits increased by $76.4 million, $82.6 million and $63.8 million, respectively.

Cash and cash equivalents, CDs held for investment and investment securities increased to $199.6 million at September 30, 2017 from $170.8 million at September 30, 2016.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include principal and interest payments on the loan receivable from the Employee Stock Ownership Plan ("ESOP"), distributions from the Bank and the issuance of debt or equity securities. At September 30, 2017, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $2.3 million.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2017, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details see Note 15 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

Contractual obligations.  The following table presents, as of September 30, 2017, the Company’s significant fixed and determinable contractual operating lease obligations by payment date. There were no other fixed determinable contractual obligations outstanding at September 30, 2017.

	Payments due by period
	Less than 1 year	1 year through 3 years	After 3 years through 5 years	After 5 years	Total
Contractual obligations
	(Dollars in thousands)
Operating lease obligations	$206	$365	$124	$—	$695
Total contractual obligations	$206	$365	$124	$—	$695

Off-Balance Sheet Activities. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financial needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 14 of the Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

A summary of the Company's commitments at September 30, 2017 and 2016 is as follows (in thousands):

	2017	2016
Undisbursed portion of construction loans in process	$82,411	$48,627
Undisbursed lines of credit	51,420	47,949
Commitments to extend credit	19,673	20,681
Total commitments	$153,504	$117,257

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

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see Note 1 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Asset and Liability Management” of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of September 30, 2017 and 2016	67
Consolidated Statements of Income for the Years Ended
September 30, 2017, 2016 and 2015	69
Consolidated Statements of Comprehensive Income for the
Years Ended September 30, 2017, 2016 and 2015	71
Consolidated Statements of Shareholders' Equity for the
Years Ended September 30, 2017, 2016 and 2015	72
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2017, 2016 and 2015	74
Notes to Consolidated Financial Statements	76

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Timberland Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2017. The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Timberland Bancorp, Inc. and Subsidiary as of September 30, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 8, 2017, expressed an unqualified opinion thereon.

/s/ Delap LLP

Lake Oswego, Oregon
December 8, 2017

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

	2017	2016
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$17,447	$16,686
Interest-bearing deposits in banks	130,741	92,255
Total cash and cash equivalents	148,188	108,941

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	43,034	53,000
Investment securities held to maturity, at amortized cost (estimated fair value $7,744 and $8,395)	7,139	7,511
Investment securities available for sale, at fair value	1,241	1,342
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,107	2,204
Other investments, at cost	3,000	—
Loans held for sale	3,599	3,604
Loans receivable, net of allowance for loans losses of $9,553 and $9,826	690,364	663,146
Premises and equipment, net	18,418	16,159
Other real estate owned (“OREO”) and other repossessed assets, net	3,301	4,117
Accrued interest receivable	2,520	2,348
Bank owned life insurance (“BOLI”)	19,266	18,721
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,825	1,573
Other assets	3,372	3,072
Total assets	$952,024	$891,388

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$205,952	$172,283
Interest-bearing	631,946	589,251
Total deposits	837,898	761,534

FHLB borrowings	—	30,000
Other liabilities and accrued expenses	3,126	3,020
Total liabilities	841,024	794,554

Commitments and contingencies (See Note 14)
See notes to consolidated financial statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Shareholders’ equity	2017	2016
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,361,077 shares issued and outstanding - September 30, 2017 6,943,868 shares issued and outstanding - September 30, 2016	13,286	9,961
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(397)	(661)
Retained earnings	98,235	87,709
Accumulated other comprehensive loss	(124)	(175)
Total shareholders’ equity	111,000	96,834
Total liabilities and shareholders’ equity	$952,024	$891,388
See notes to consolidated financial statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
Interest and dividend income
Loans receivable and loans held for sale	$36,385	$33,580	$30,397
Investment securities	279	287	249
Dividends from mutual funds, FHLB stock and other investments	88	106	31
Interest-bearing deposits in banks and CDs	1,586	902	491
Total interest and dividend income	38,338	34,875	31,168

Interest expense
Deposits	2,218	2,041	2,004
FHLB borrowings	979	2,031	1,886
Total interest expense	3,197	4,072	3,890

Net interest income	35,141	30,803	27,278

Recapture of loan losses	(1,250)	—	(1,525)

Net interest income after recapture of loan losses	36,391	30,803	28,803

Non-interest income
Recoveries (other than temporary impairment “OTTI”) on investment securities	38	(29)	—
Adjustment for portion of OTTI transferred from other comprehensive income (before income taxes)	(5)	(139)	(13)
Net recoveries (OTTI) on investment securities	33	(168)	(13)

Gain on sales of investment securities	—	—	45
Service charges on deposits	4,518	3,969	3,615
ATM and debit card interchange transaction fees	3,343	3,261	2,664
BOLI net earnings	545	551	538
Gain on sales of loans, net	2,157	1,781	1,610
Escrow fees	242	214	206
Servicing income (loss) on loans sold	417	266	(4)
Fee income from non-deposit investment sales	63	111	41
Other, net	1,050	904	820
Total non-interest income, net	12,368	10,889	9,522

 See notes to consolidated financial statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
Non-interest expense
Salaries and employee benefits	$14,908	$13,921	$13,200
Premises and equipment	3,082	3,130	3,053
Loss (gain) on sales/dispositions of premises and equipment, net	5	7	(296)
Advertising	698	753	779
OREO and other repossessed assets, net	22	662	918
ATM and debit card interchange transaction fees	1,405	1,377	1,221
Postage and courier	435	413	429
State and local taxes	609	572	561
Professional fees	887	657	829
Federal Deposit Insurance Corporation ("FDIC") insurance	362	448	593
Loan administration and foreclosure	205	321	269
Data processing and telecommunications	1,870	1,896	1,767
Deposit operations	1,074	912	812
Other	1,954	1,568	1,706
Total non-interest expense, net	27,516	26,637	25,841

Income before income taxes	21,243	15,055	12,484

Provision for income taxes	7,076	4,901	4,192
Net income	$14,167	$10,154	$8,292

Net income per common share
Basic	$1.99	$1.48	$1.20
Diluted	$1.92	$1.43	$1.17

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
Comprehensive income
Net income	$14,167	$10,154	$8,292
Unrealized holding (loss) gain on investment securities available for sale, net of income taxes of ($12), $0 and ($2), respectively	(23)	1	(4)
Reclassification adjustment for gain on sale of investment securities available for sale included in net income, net of income taxes of $0, $0 and ($15), respectively	—	—	(30)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $12, $7 and $7, respectively	22	12	13
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $2, $49 and $4, respectively	3	90	9
Accretion of OTTI on investment securities held to maturity, net of income taxes of $26, $18 and $20, respectively	49	35	38

Total other comprehensive income, net of income taxes	$51	$138	$26

Total comprehensive income	$14,218	$10,292	$8,318

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2017, 2016 and 2015

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2014	7,047,336	$10,773	$(1,190)	$73,534	$(339)	$82,778

Net income	—	—	—	8,292	—	8,292
Other comprehensive income	—	—	—	—	26	26
Repurchase of common stock	(64,788)	(709)	—	—	—	(709)
Exercise of stock options	6,300	30	—	—	—	30
Common stock dividends ($0.24 per common share)	—	—	—	(1,693)	—	(1,693)
Earned ESOP shares, net of income taxes	—	72	264	—	—	336
Stock option compensation expense	—	127	—	—	—	127

Balance, September 30, 2015	6,988,848	10,293	(926)	80,133	(313)	89,187

Net income	—	—	—	10,154	—	10,154
Other comprehensive income	—	—	—	—	138	138
Repurchase of common stock	(66,000)	(820)	—	—	—	(820)
Exercise of stock options	21,020	159	—	—	—	159
Common stock dividends ($0.37 per common share)	—	—	—	(2,578)	—	(2,578)
Earned ESOP shares, net of income taxes	—	139	265	—	—	404
Stock option compensation expense	—	190	—	—	—	190

Balance, September 30, 2016	6,943,868	9,961	(661)	87,709	(175)	96,834

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2017, 2016 and 2015

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2016	6,943,868	$9,961	$(661)	$87,709	$(175)	$96,834

Net income	—	—	—	14,167	—	14,167
Other comprehensive income	—	—	—	—	51	51
Exercise of stock warrant	370,899	2,496	—	—	—	2,496
Exercise of stock options	46,310	332	—	—	—	332
Common stock dividends ($0.50 per common share)	—	—	—	(3,641)	—	(3,641)
Earned ESOP shares, net of income taxes	—	341	264	—	—	605
Stock option compensation expense	—	156	—	—	—	156

Balance, September 30, 2017	7,361,077	$13,286	$(397)	$98,235	$(124)	$111,000

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities
Net income	$14,167	$10,154	$8,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,262	1,328	1,356
Deferred income taxes	385	283	196
Amortization of core deposit intangible ("CDI")	—	—	3
Earned ESOP shares	605	404	336
Stock option compensation expense	156	190	127
Gain on sales of investment securities	—	—	(45)
Net (recoveries) OTTI on investment securities	(33)	168	13
Gain on sales of OREO and other repossessed assets, net	(54)	(47)	(110)
Provision for OREO losses	42	435	644
Gain on sales of loans, net	(2,157)	(1,781)	(1,610)
Loss (gain) on sales/dispositions of premises and equipment, net	5	7	(296)
Recapture of loan losses	(1,250)	—	(1,525)
Loans originated for sale	(69,996)	(57,354)	(54,490)
Proceeds from sales of loans	72,158	58,582	53,948
Amortization of MSRs	487	555	841
BOLI net earnings	(545)	(551)	(538)
Increase in deferred loan origination fees	237	36	447
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,610)	(592)	36
Net cash provided by operating activities	13,859	11,817	7,625

Cash flows from investing activities
Net decrease (increase) in CDs held for investment	9,966	(4,389)	(12,766)
Purchase of investment securities held to maturity	—	—	(2,988)
Proceeds from maturities and prepayments of investment securities held to maturity	609	489	509
Proceeds from maturities and prepayments of investment securities available for sale	68	53	242
Proceeds from sales of investment securities available for sale	—	—	1,219
Purchase of FHLB stock	(103)	(105)	—
Proceeds from redemption of FHLB stock	1,200	600	2,547
Purchase of other investments	(3,000)	—	—
Increase in loans receivable, net	(26,956)	(59,212)	(40,016)
Additions to premises and equipment	(3,526)	(640)	(700)
Capitalized improvements to OREO	—	(142)	(3)
Proceeds from sales of OREO and other repossessed assets	1,579	3,798	2,377
Proceeds from sales/dispositions of premises and equipment	—	—	465
Net cash used in investing activities	(20,163)	(59,548)	(49,114)
See notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from financing activities
Net increase in deposits	$76,364	$82,622	$63,796
Repayment of FHLB borrowings	(30,000)	(15,000)	—
Proceeds from exercise of stock options	332	159	30
Proceeds from exercise of stock warrant	2,496	—	—
Repurchase of common stock	—	(820)	(709)
Payment of dividends	(3,641)	(2,578)	(1,693)
Net cash provided by financing activities	45,551	64,383	61,424

Net increase in cash and cash equivalents	39,247	16,652	19,935

Cash and cash equivalents
Beginning of period	108,941	92,289	72,354
End of period	$148,188	$108,941	$92,289

Supplemental disclosure of cash flow information
Income taxes paid	$7,596	$4,412	$3,663
Interest paid	3,283	3,976	3,899

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$751	$307	$2,120
Other comprehensive income related to investment securities	51	138	26
Loans originated to facilitate the sale of OREO	—	—	450

See notes to consolidated financial statements

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") (“GAAP”) and prevailing practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheets, and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of the estimated fair value of investment securities, the valuation of deferred tax assets, the valuation of MSRs, the valuation of OREO and the valuation of goodwill for potential impairment.

Certain prior year amounts have been reclassified to conform to the 2017 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

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

Interest-bearing deposits in banks as of September 30, 2017 and 2016 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $127,128,000 and $88,420,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed the FDIC insurance limit of $250,000 per correspondent bank.  Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

CDs Held for Investment

CDs held for investment include amounts invested with other FDIC-insured financial institutions for a stated interest rate and with a fixed maturity date. Such CDs generally have maturities of 12 to 24 months from the date of purchase by the Company. Early withdrawal penalties may apply; however, the Company intends to hold these CDs to maturity. The Company generally limits its purchases of CDs to a maximum of $250,000 (the FDIC insurance coverage limit) with any single financial institution.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

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

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2017 and 2016.

Other Investments

The Bank invests in the Solomon Hess SBA Loan Fund LLC - a private investment fund - to help satisfy compliance with the Bank's Community Reinvestment Act ("CRA") investment test requirements. Shares in this fund are not publicly traded and therefore have no readily determinable fair market value. The Bank's investment in the fund is recorded at cost. An investor can have its investment in the fund redeemed for the balance of its capital account at any quarter end with a 60 day notice to the fund.

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
September 30, 2017 and 2016

difference between the net sales proceeds and the recorded value of the loans, including any remaining unamortized deferred loan origination fees.

Loans Receivable

Loans are stated at the amount of unpaid principal, reduced by the undisbursed portion of construction loans in process, net deferred loan origination fees and the allowance for loan losses.

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

Troubled Debt Restructured Loans

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. TDRs are considered impaired and are individually evaluated for impairment. TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for probable losses inherent in the loan portfolio.  The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific and general components.  The specific component relates to loans that are deemed impaired.  For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value less selling costs (if applicable), or observable market price of the impaired loan is lower than the recorded value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  The Company's historical loss experience is determined by evaluating the average net charge-offs over the most recent economic cycle, but not to exceed six years. Qualitative factors are determined by loan type and allow management to adjust reserve levels to reflect the current general economic environment and portfolio performance trends including recent charge-off trends.  Allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, the duration of the current business cycle, and regulatory requirements and expectations.  The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time the consolidated financial statements are prepared.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) when due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral (reduced by estimated costs to sell, if applicable) or observable market price is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

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

Premises and Equipment

Premises and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:  buildings and improvements - five to 40 years and furniture and equipment - three to seven years. The cost of maintenance and repairs is charged to expense as incurred.  Gains and losses on dispositions are reflected in earnings.

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets.  No events or changes in circumstances have occurred during the years ended September 30, 2017 or 2016 that would cause management to evaluate the recoverability of the Company’s long-lived assets.

OREO and Other Repossessed Assets

OREO and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. The valuation of real estate is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

changes and any related adjustments are generally recorded at the time such information is received. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.

BOLI

BOLI policies are recorded at their cash surrender value less applicable cash surrender charges.  Income from BOLI is recognized when earned.

Goodwill

Goodwill is initially recorded when the purchase price paid in a business combination exceeds the estimated fair value of the net identified tangible and intangible assets acquired and liabilities assumed.  Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment.  The Company performs an annual review during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. For purposes of goodwill impairment testing, the services offered through the Bank and its subsidiary are managed as one strategic unit and represent the Company's only reporting unit.

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

A significant amount of judgment is involved in determining if an indicator of goodwill impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a sustained, significant decline in the Company's stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse assessment or action by a regulator; and unanticipated competition. Any change in these indicators could have a significant negative impact on the Company's financial condition, impact the goodwill impairment analysis or cause the Company to perform a goodwill impairment analysis more frequently than once per year.

As of September 30, 2017, management believes that there had been no events or changes in the circumstances since May 31, 2017 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

MSRs

The Company holds rights to service (1) loans that it has originated and sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and (2) the guaranteed portion of U.S. Small Business Administration ("SBA") loans sold in the secondary market. MSRs are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained. MSRs are amortized to servicing income on loans sold approximately in proportion to and

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

over the period of estimated net servicing income.  The value of MSRs at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and expected prepayment rates on the underlying loans.  The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time the servicing assets were originated.  Fair values are estimated using expected future discounted cash flows based on current market rates of interest.  For purposes of measuring impairment, the MSRs must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized MSRs based on product type and term of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the MSRs exceeds their fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

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

Income Taxes

The Company files a consolidated federal and various state income tax returns.  The Bank provides for income taxes separately and remits to (receives from) Timberland Bancorp amounts currently due (receivable).

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  These temporary differences will result in differences between income for tax purposes and income for financial reporting purposes in future years.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established to reduce the net recorded amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2013.

ESOP

The Bank sponsors a leveraged ESOP. The debt of the ESOP is payable to Timberland Bancorp, is recorded as other borrowed funds of the Bank, and is eliminated in the consolidated financial statements. The shares of the Company's common stock pledged as collateral for the ESOP's debt are reported as unearned shares issued to the ESOP in the consolidated financial statements. As shares are released from collateral, compensation expense is recorded equal to the average market price of the shares for the period, and the shares become available for net income per common share calculations.   Dividends paid on unallocated shares reduce the Company’s cash contributions to the ESOP.

Advertising

Costs for advertising and marketing are expensed as incurred.

Stock-Based Compensation

The Company measures compensation cost for all stock-based awards based on the grant-date fair value of the stock-based awards and recognizes compensation cost over the service period of stock-based awards. The fair value of stock options is determined using the Black-Scholes valuation model.  Stock option forfeitures are accounted for as they occur.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Net Income Per Common Share

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for Timberland Bancorp's common stock during the period. Common stock equivalents arise from the assumed conversion of outstanding stock options and outstanding warrants to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing net income per common share.

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company.  Legal and other fees paid to this law firm for the years ended September 30, 2017, 2016 and 2015 totaled $99,000, $127,000 and $164,000, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606). The core principle of this ASU is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In general, the new guidance requires companies to use more judgment and make more estimates than under current guidance, including identifying performance obligations in the contract and estimating the amount of variable consideration to include in the transaction price related to each separate performance obligation. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company's primary source of revenue is interest income, which is recognized when earned and is deemed to be in compliance with this ASU. Accordingly, the adoption of ASU No. 2014-09 is not expected to have a material impact on the Company's future consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The main provisions of this ASU address the valuation and impairment of certain equity investments along with simplified disclosures about the fair value of financial instruments. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Management is in the planning stages of developing processes and procedures to comply with the disclosure requirements of this ASU, which could impact the disclosures the Company makes related to the fair value of its financial instruments; however, the adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's future consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. The amendments in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted. The effect of adoption will depend on leases at the time of adoption. Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under non-cancelable operating lease agreements; however, based on current leases the adoption of ASU No. 2016-02 is not expected to have a material impact on the Company's future consolidated financial statements.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 31, 2016, with early adoption permitted. The Company adopted ASU No. 2016-09 during the fourth quarter ended September 30, 2017. The most significant impact of the amended guidance resulted in recognition of excess tax benefits within provision for income taxes, which resulted in an increase in net income and earnings per share. Previously, excess tax benefits were recorded as a component of shareholders' equity. Adoption of this ASU resulted in a cumulative effect adjustment to common stock and provision for income taxes of $131,000 during the quarter ended September 30, 2017. In addition, the guidance increases average diluted shares, since the Company no longer includes such excess tax benefits in the calculation of diluted shares. Adoption of the ASU did not affect the Company's total equity, book value per share, or regulatory capital ratios.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. This ASU replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, this ASU requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU No. 2016-13 also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in GAAP and expands disclosure requirements. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU No. 2016-13 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU No. 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU No. 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of this ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to the ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award are the same after the modification as compared to the original award prior to modification. ASU No. 2017-09 is effective for fiscal years, and interim

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's future consolidated financial statements.

Note 2 - Restricted Assets

Federal Reserve regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits.  The amounts of the reserve requirement balances as of September 30, 2017 and 2016 were $1,658,000 and $1,542,000, respectively.

Note 3 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2017 and 2016 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2017
Held to Maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$532	$11	$(1)	$542
Private label residential	599	596	(2)	1,193
U.S. Treasury and U.S. government agency securities	6,008	10	(9)	6,009
Total	$7,139	$617	$(12)	$7,744

Available for Sale
MBS: U.S. government agencies	$271	$18	$—	$289
Mutual funds	1,000	—	(48)	952
Total	$1,271	$18	$(48)	$1,241

September 30, 2016
Held to Maturity
MBS:
U.S. government agencies	$670	$18	$(1)	$687
Private label residential	835	762	(2)	1,595
U.S. Treasury and U.S. government agency securities	6,006	107	—	6,113
Total	$7,511	$887	$(3)	$8,395

Available for Sale
MBS: U.S. government agencies	$336	$30	$—	$366
Mutual funds	1,000	—	(24)	976
Total	$1,336	$30	$(24)	$1,342

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2017 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$—	$—	—	$114	$(1)	6	$114	$(1)
Private label residential	—	—	—	85	(2)	10	85	(2)
U.S. Treasury and U.S. government agency securities	2,984	(9)	1	—	—	—	2,984	(9)
Total	$2,984	$(9)	1	$199	$(3)	16	$3,183	$(12)

Available for Sale
Mutual funds	$—	$—	—	$952	$(48)	1	$952	$(48)
Total	$—	$—	—	$952	$(48)	1	$952	$(48)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2016 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$9	$—	1	$96	$(1)	5	$105	$(1)
Private label residential	1	—	1	112	(2)	10	113	(2)
Total	$10	$—	2	$208	$(3)	15	$218	$(3)

Available for Sale
Mutual funds	—	—	—	976	(24)	1	976	(24)
Total	$—	$—	—	$976	$(24)	1	$976	$(24)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of September 30, 2017, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

The Company bifurcates OTTI into (1) amounts related to credit losses which are recognized through earnings and (2) amounts related to all other factors which are recognized as a component of other comprehensive income (loss).

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2017, 2016 and 2015:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2017
Constant prepayment rate	6.00%	15.00%	10.40%
Collateral default rate	0.03%	10.75%	4.84%
Loss severity rate	1.00%	62.00%	41.75%

September 30, 2016
Constant prepayment rate	6.00%	15.00%	11.29%
Collateral default rate	0.07%	14.45%	5.47%
Loss severity rate	1.00%	73.00%	42.26%

September 30, 2015
Constant prepayment rate	6.00%	15.00%	11.49%
Collateral default rate	0.16%	14.65%	6.08%
Loss severity rate	3.92%	65.00%	39.83%

The following table presents the OTTI recoveries (losses) for the years ended September 30, 2017, 2016 and 2015 (dollars in thousands):

	2017		2016		2015
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries (OTTI)	$38	$—	$(29)	$—	$—	$—
Adjustment for portion of OTTI transferred from other comprehensive income (before income taxes)(1)	(5)	—	(139)	—	(13)	—
Net recoveries (OTTI) recognized in earnings (2)	$33	$—	$(168)	$—	$(13)	$—

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Balance, beginning of year	$1,505	$1,576	$1,654

Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	18	170	13
Subtractions:
Realized losses previously recorded as credit losses	(171)	(239)	(91)
Recovery of prior credit loss	(51)	(2)	—
Balance, end of year	$1,301	$1,505	$1,576

During the year ended September 30, 2017, the Company recorded a $171,000 net realized loss (as a result of investment securities being deemed worthless) on twenty-two held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2016, the Company recorded a $239,000 net realized loss (as a result of investment securities being deemed worthless) on twenty held to maturity investment securities, all of which had been recognized previously as a credit loss.  During the year ended September 30, 2015, the Company recorded a $91,000 net realized loss (as a result of investment securities being deemed worthless) on fifteen held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $6,824,000 and $7,039,000 at September 30, 2017 and 2016, respectively.

The contractual maturities of debt securities at September 30, 2017 are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$14	$14	$—	$—
Due after one year to five years	5,996	5,996	—	—
Due after five years to ten years	28	29	—	—
Due after ten years	1,101	1,705	271	289
Total	$7,139	$7,744	$271	$289

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable by portfolio segment consisted of the following at September 30, 2017 and 2016 (dollars in thousands):

	2017	2016
Mortgage loans:
One- to four-family	$118,147	$118,560
Multi-family	58,607	62,303
Commercial	328,927	312,525
Construction – custom and owner/builder	117,641	93,049
Construction – speculative one- to four-family	9,918	8,106
Construction – commercial	19,630	9,365
Construction – multi-family	21,327	12,590
Land	23,910	21,627
Total mortgage loans	698,107	638,125
Consumer loans:
Home equity and second mortgage	38,420	39,727
Other	3,823	4,139
Total consumer loans	42,243	43,866

Commercial business loans	44,444	41,837
Total loans receivable	784,794	723,828
Less:
Undisbursed portion of construction loans in process	82,411	48,627
Deferred loan origination fees, net	2,466	2,229
Allowance for loan losses	9,553	9,826
	94,430	60,682
Loans receivable, net	$690,364	$663,146

Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate.  At September 30, 2017, the Company had $736,527,000 (including $82,411,000 of undisbursed construction loans in process) in loans secured by real estate, which represented 93.8% of total loans receivable.  The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property types.  At September 30, 2017, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-
family properties.  The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market.  The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business.  Such related party loans were performing according to their repayment terms at September 30, 2017 and 2016.  Activity in related party loans during the years ended September 30, 2017, 2016 and 2015 was as follows (dollars in thousands):

	2017	2016	2015
Balance, beginning of year	$230	$630	$927
New loans or borrowings	592	66	112
Repayments and reclassifications	(81)	(466)	(409)
Balance, end of year	$741	$230	$630

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

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than one- to four family residential lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project.  If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment, and the Company may incur a loss.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

that the construction loan is due.  The Company attempts to mitigate these risks by adhering to its underwriting policies, disbursement procedures and monitoring practices.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Allowance for Loan Losses

The following table sets forth information for the year ended September 30, 2017 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,239	$(178)	$—	$21	$1,082
Multi-family	473	(26)	—	—	447
Commercial	4,384	(1,248)	(13)	1,061	4,184
Construction – custom and owner/builder	619	80	—	—	699
Construction – speculative one- to four-family	130	(8)	—	6	128
Construction – commercial	268	35	—	—	303
Construction – multi-family	316	(143)	—	—	173
Land	820	189	(110)	19	918
Consumer loans:
Home equity and second mortgage	939	44	—	—	983
Other	156	(28)	(10)	3	121
Commercial business loans	482	33	—	—	515
Total	$9,826	$(1,250)	$(133)	$1,110	$9,553

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
September 30, 2017 and 2016

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

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2017 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$—	$1,082	$1,082	$1,443	$116,704	$118,147
Multi-family	—	447	447	—	58,607	58,607
Commercial	26	4,158	4,184	3,873	325,054	328,927
Construction – custom and owner/ builder	—	699	699	—	63,538	63,538
Construction – speculative one- to four-family	—	128	128	—	4,639	4,639
Construction – commercial	—	303	303	—	11,016	11,016
Construction – multi-family	—	173	173	—	6,912	6,912
Land	125	793	918	1,119	22,791	23,910
Consumer loans:
Home equity and second mortgage	325	658	983	557	37,863	38,420
Other	—	121	121	—	3,823	3,823
Commercial business loans	—	515	515	—	44,444	44,444
Total	$476	$9,077	$9,553	$6,992	$695,391	$702,383

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

The following table presents information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2016 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$70	$1,169	$1,239	$2,264	$116,296	$118,560
Multi-family	—	473	473	—	62,303	62,303
Commercial	413	3,971	4,384	11,309	301,216	312,525
Construction – custom and owner/ builder	—	619	619	367	51,662	52,029
Construction – speculative one- to four-family	—	130	130	—	4,074	4,074
Construction – commercial	—	268	268	—	6,841	6,841
Construction – multi-family	—	316	316	—	11,539	11,539
Land	53	767	820	1,268	20,359	21,627
Consumer loans:
Home equity and second mortgage	227	712	939	999	38,728	39,727
Other	13	143	156	30	4,109	4,139
Commercial business loans	—	482	482	—	41,837	41,837
Total	$776	$9,050	$9,826	$16,237	$658,964	$675,201

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2017 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$193	$—	$874	$—	$1,067	$117,080	$118,147
Multi-family	—	—	—	—	—	58,607	58,607
Commercial	—	107	213	—	320	328,607	328,927
Construction – custom and owner/ builder	—	—	—	—	—	63,538	63,538
Construction – speculative one- to four-family	—	—	—	—	—	4,639	4,639
Construction – commercial	—	—	—	—	—	11,016	11,016
Construction – multi-family	—	—	—	—	—	6,912	6,912
Land	—	—	566	—	566	23,344	23,910
Consumer loans:
Home equity and second mortgage	56	—	258	—	314	38,106	38,420
Other	36	—	—	—	36	3,787	3,823
Commercial business loans	110	—	—	—	110	44,334	44,444
Total	$395	$107	$1,911	$—	$2,413	$699,970	$702,383
__________________

(1)	Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2017 and 2016, there were no loans classified as loss.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

The following table presents an analysis of loans by credit quality indicators and portfolio segment, at September 30, 2017 (dollars in thousands).

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$115,481	$422	$644	$1,600	$118,147
Multi-family	56,857	—	1,750	—	58,607
Commercial	318,717	6,059	3,540	611	328,927
Construction – custom and owner / builder	63,210	328	—	—	63,538
Construction – speculative one- to four-family	4,639	—	—	—	4,639
Construction – commercial	11,016	—	—	—	11,016
Construction – multi-family	6,912	—	—	—	6,912
Land	20,528	1,022	1,794	566	23,910
Consumer loans:
Home equity and second mortgage	37,828	152	—	440	38,420
Other	3,787	—	—	36	3,823
Commercial business loans	43,416	973	55	—	44,444
Total	$682,391	$8,956	$7,783	$3,253	$702,383

The following table presents an analysis of loans by credit quality indicators and portfolio segment, at September 30, 2016 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$115,131	$364	$661	$2,404	$118,560
Multi-family	60,504	—	1,799	—	62,303
Commercial	292,756	8,411	10,746	612	312,525
Construction – custom and owner / builder	51,432	229	—	368	52,029
Construction – speculative one- to four-family	4,074	—	—	—	4,074
Construction – commercial	6,841	—	—	—	6,841
Construction – multi-family	11,539	—	—	—	11,539
Land	18,010	1,043	1,859	715	21,627
Consumer loans:
Home equity and second mortgage	38,261	590	—	876	39,727
Other	4,078	—	—	61	4,139
Commercial business loans	41,797	40	—	—	41,837
Total	$644,423	$10,677	$15,065	$5,036	$675,201

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2017 (dollars in thousands):

	September 30, 2017			For the Year Ended September 30, 2017
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,443	$1,589	$—	$1,108	$68	$62
Commercial	1,967	1,967	—	3,901	188	143
Construction – custom and owner / builder	—	—	—	147	7	7
Land	297	410	—	512	8	6
Consumer loans:
Home equity and second mortgage	123	123	—	284	—	—
Commercial business loans	—	—	—	11	—	—
Subtotal	3,830	4,089	—	5,963	271	218
With an allowance recorded:
Mortgage loans:
One- to four-family	—	—	—	721	50	38
Commercial	1,906	1,906	26	3,326	182	144
Land	822	881	125	666	35	29
Consumer loans:
Home equity and second mortgage	434	434	325	530	29	26
Other	—	—	—	17	—	—
Subtotal	3,162	3,221	476	5,260	296	237
Total:
Mortgage loans:
One- to four-family	1,443	1,589	—	1,829	118	100
Commercial	3,873	3,873	26	7,227	370	287
Construction – custom and owner / builder	—	—	—	147	7	7
Land	1,119	1,291	125	1,178	43	35
Consumer loans:
Home equity and second mortgage	557	557	325	814	29	26
Other	—	—	—	17	—	—
Commercial business loans	—	—	—	11	—	—
Total	$6,992	$7,310	$476	$11,223	$567	$455

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

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
September 30, 2017 and 2016

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

TDRs are considered impaired loans and are individually evaluated for impairment.  TDRs can be classified as either accrual or non-accrual. The Company had $3,595,000 in TDRs included in impaired loans at September 30, 2017 and had no commitments to lend additional funds on these loans.  The Company had $8,160,000 in TDRs included in impaired loans at September 30, 2016 and had no commitments to lend additional funds on these loans. The allowance for loan losses allocated to TDRs at September 30, 2017 and 2016 was $10,000 and $465,000, respectively.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of September 30, 2017 and 2016 (dollars in thousands):

	2017
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$569	$—	$569
Commercial	2,219	—	2,219
Land	554	253	807
Total	$3,342	$253	$3,595

	2016
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$1,350	$126	$1,476
Commercial	5,268	—	5,268
Land	720	253	973
Consumer loans:
Home equity and second mortgage	291	152	443
Total	$7,629	$531	$8,160

There were no new TDRs during the years ended September 30, 2017 and 2016. The following table sets forth information with respect to the Company’s TDRs, by portfolio segment, during the year ended September 30, 2015 (dollars in thousands):

2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
One- to four-family (1)	1	$48	$48	$48
Total	1	$48	$48	$48
________________
(1) Modification was a result of a reduction in the stated interest rate.

There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended September 30, 2017, 2016 or 2015.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2017 and 2016 (dollars in thousands):

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

	2017	2016
Land	$4,402	$3,926
Buildings and improvements	20,167	17,709
Furniture and equipment	7,935	7,732
Property held for future expansion	129	129
Construction and purchases in progress	149	237
	32,782	29,733
Less accumulated depreciation	14,364	13,574
Premises and equipment, net	$18,418	$16,159

The Company leases certain premises under operating lease agreements.  Certain leases contain renewal options from five to ten years and escalation clauses. Total rental expense was $275,000, $287,000 and $280,000 for the years ended September 30, 2017, 2016 and 2015, respectively, which is included in premises and equipment expense in the accompanying consolidated statements of income.

Minimum net rental commitments under non-cancellable leases having an original or remaining term of more than one year for fiscal years ending subsequent to September 30, 2017 are as follows (dollars in thousands):

2018	$206
2019	200
2020	165
2021	124
Total minimum payments required	$695

Note 6 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2017 and 2016 (dollars in thousands):

	2017		2016
	Amount	Number	Amount	Number
Balance, beginning of year	$4,117	23	$7,854	35
Additions to OREO and other repossessed assets	751	4	307	4
Capitalized improvements	—	—	142	—
Writedowns	(42)	—	(435)	—
Sales of OREO and other repossessed assets	(1,525)	(11)	(3,751)	(16)
Balance, end of year	$3,301	16	$4,117	23

At September 30, 2017, OREO and other repossessed assets consisted of 15 OREO properties and one other repossessed asset in Washington, with balances ranging from $13,000 to $948,000.  At September 30, 2016, OREO consisted of 22 OREO properties and one other repossessed asset in Washington, with balances ranging from $6,000 to $957,000.  The Company recorded net gains on sales of OREO and other repossessed assets of $54,000, $47,000, and $110,000 for the years ended September 30, 2017, 2016 and 2015, respectively. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

At September 30, 2017, the recorded amount of foreclosed residential real estate properties held in OREO as a result of obtaining physical possession was $875,000 and the amount of one- to four-family properties in the process of foreclosure totaled $100,000.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Note 7 - MSRs

The Company services loans for Freddie Mac and - beginning in 2016 - for secondary market purchasers of the guaranteed portion of SBA loans; such loans are not included in the accompanying consolidated balance sheets.  The principal amount of loans serviced for Freddie Mac at September 30, 2017, 2016 and 2015 was $358,173,000, $340,308,000 and $331,494,000, respectively.  The guaranteed principal amount of SBA loans serviced for others at September 30, 2017 and 2016 was $697,000 and $319,000, respectively.

The following is an analysis of the changes in MSRs for the years ended September 30, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
Balance, beginning of year	$1,573	$1,478	$1,684
Additions	739	650	635
Amortization	(487)	(555)	(841)
Balance, end of year	$1,825	$1,573	$1,478

At September 30, 2017, 2016 and 2015, the estimated fair value of MSRs totaled $3,556,000, $2,865,000 and $3,095,000, respectively. The Freddie Mac MSRs' fair values at September 30, 2017, 2016 and 2015 were estimated using discounted cash flow analyses with average discount rates of 9.52%, 9.52% and 9.52%, respectively, and average prepayment speed factors of 159, 209 and 174, respectively. At September 30, 2017 and 2016, the SBA MSRs were insignificant. At September 30, 2017, 2016 and 2015, there were no valuation allowances on MSRs.

Note 8 - Deposits

Deposits consisted of the following at September 30, 2017 and 2016 (dollars in thousands):

	2017	2016
Non-interest-bearing demand	$205,952	$172,283
NOW checking	220,315	203,812
Savings	140,987	123,474
Money market	131,002	113,991
Certificates of deposit	139,642	147,974
Total	$837,898	$761,534

Individual certificates of deposit in amounts of $250,000 or greater totaled $15,601,000 and $16,439,000 at September 30, 2017 and 2016, respectively. The Company had brokered deposits totaling $11,322,000 and $10,113,000 at September 30, 2017 and 2016, respectively.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (dollars in thousands):

2018	$75,440
2019	27,770
2020	11,298
2021	12,261
2022	12,728
Thereafter	145
Total	$139,642

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Interest expense on deposits by account type was as follows for the years ended September 30, 2017, 2016 and 2015 (dollars in thousands):

	2017	2016	2015
NOW checking	$460	$456	$450
Savings	78	64	53
Money market	434	327	274
Certificates of deposit	1,246	1,194	1,227
Total	$2,218	$2,041	$2,004

Note 9 – FHLB Borrowings and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 35% of the Bank’s total assets, limited by available collateral.  Borrowings are considered short-term when the original maturity is less than one year.  The Bank had no long-term FHLB borrowings outstanding at September 30, 2017 and $30,000,000 outstanding at September 30, 2016.  During the year ended September 30, 2017, the Company incurred a $282,000 prepayment penalty on two $15,000,000 FHLB borrowings that were repaid before their scheduled maturity dates. Under the Advances, Pledge and Security Agreement entered into with the FHLB ("FHLB Borrowing Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for borrowings.

The Bank also has a letter of credit ("LOC") with the FHLB for the purpose of collateralizing Washington State public deposits. The LOC amount reduces the Bank's available borrowings under the FHLB Borrowing Agreement. The LOC had a limit of $22,000,000 as of September 30, 2017, all of which was available to draw upon.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2017 the Bank had a borrowing capacity on this line of $62,774,000. The Bank had no outstanding borrowings on this line at September 30, 2017 and 2016.

The Bank has a short-term $10,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. The Bank had no outstanding borrowings on this line at September 30, 2017 and 2016.

The Bank had no short-term borrowings outstanding during the years ended September 30, 2017, 2016 and 2015.

Note 10 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2017 and 2016 (dollars in thousands):

	2017	2016
Accrued deferred compensation, profit sharing plans and bonuses payable	$1,134	$987
Accrued interest payable on deposits and borrowings	161	247
Accounts payable and accrued expenses - other	1,831	1,786
Total other liabilities and accrued expenses	$3,126	$3,020

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Note 11 - Income Taxes

The components of the provision for income taxes for the years ended September 30, 2017, 2016 and 2015 were as follows (dollars in thousands):

	2017	2016	2015
Current:
Federal	$6,656	$4,618	$3,996
State	35	—	—
Deferred	385	283	196
Provision for income taxes	$7,076	$4,901	$4,192

At September 30, 2017 the Company had income taxes receivable of $559,000, which is included in other assets in the accompanying 2017 consolidated balance sheet. At September 30, 2016 the Company had income taxes payable of $197,000, which is included in other liabilities in the accompanying 2016 consolidated balance sheet.

The components of the Company’s deferred tax assets and liabilities at September 30, 2017 and 2016 were as follows (dollars in thousands):

	2017	2016
Deferred Tax Assets
Allowance for loan losses	$3,380	$3,508
Allowance for OREO losses	443	519
Unearned ESOP shares	148	224
CDI	103	151
OTTI credit impairment on investment securities	173	174
Accrued interest on loans	29	31
Net unrealized losses on investment securities	66	90
Deferred compensation and bonuses	94	90
Reserve for loan commitments	75	54
Other	39	34
Total deferred tax assets	4,550	4,875

Deferred Tax Liabilities
Goodwill	1,714	1,549
MSRs	639	539
Depreciation	480	403
FHLB stock dividends	137	419
Prepaid expenses	140	145
Other	35	6
Total deferred tax liabilities	3,145	3,061

Net deferred tax assets	$1,405	$1,814

The provision for income taxes for the years ended September 30, 2017, 2016 and 2015 differs from that computed at the federal statutory corporate tax rate as follows (dollars in thousands):

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

	2017	2016	2015
Expected federal income tax provision at statutory rate	$7,435	$5,160	$4,268
BOLI income	(191)	(189)	(184)
Dividends on ESOP	(102)	(83)	(58)
Other - net	(66)	13	166
Provision for income taxes	$7,076	$4,901	$4,192

No valuation allowance for net deferred tax assets was recorded as of September 30, 2017 and 2016, as management believes that it is more likely than not that all of the net deferred tax assets will be realized based on management's expectations of future taxable income and/or because they were supported by recoverable taxes paid in prior years.

Note 12 – Employee Stock Ownership and 401(k) Plan

The Timberland Bank Employee Stock Ownership and 401(k) Plan (“KSOP”) is comprised of two components, the ESOP and the 401(k) Plan.  The KSOP benefits employees with at least one year of service who are 21 years of age or older.  The Bank may fund the ESOP with contributions of cash or stock, and may fund the 401(k) Plan with contributions of cash.  Employee vesting occurs over six years.

ESOP

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company.  The loan is being repaid primarily from the Bank’s contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $96,000, $136,000 and
$173,000 for the years ended September 30, 2017, 2016 and 2015, respectively. The balance of the loan at September 30, 2017 was $821,000.

The amount of the Bank's annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt.  All dividends received by the ESOP are used to pay debt service. Dividends of $293,000, $243,000 and $170,000 were used to service the debt during the years ended September 30, 2017, 2016 and 2015, respectively.  As the Plan makes each payment of principal and interest, an appropriate percentage of stock is released and allocated annually to eligible employee accounts, in accordance with applicable regulations. As of September 30, 2017, 515,430 ESOP shares, which were previously released for allocation to participants, had been distributed to participants.

Shares held by the ESOP as of September 30, 2017, 2016 and 2015 were classified as follows:

	2017	2016	2015
Unallocated shares	52,905	88,171	123,436
Shares released for allocation	489,665	535,927	554,745
Total ESOP shares	542,570	624,098	678,181

The approximate fair market value of the ESOP’s unallocated shares at September 30, 2017, 2016 and 2015 was $1,658,000, $1,389,000 and $1,344,000, respectively.  Compensation expense recognized under the ESOP for the years ended September 30, 2017, 2016 and 2015 was $495,000, $233,000, and $203,000, respectively.

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established under the Internal Revenue Code.  Contributions by the Bank are at the discretion of the Board except for a safe harbor contribution of 3% of eligible employees' wages, which is mandatory according to the plan document.  Bank contributions totaled $358,000, $333,000 and $313,000 for the years ended September 30, 2017, 2016 and 2015, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Note 13 - Stock Compensation Plans

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years.  At September 30, 2017, there were 113,616 shares of common stock available which may be awarded as options or restricted stock pursuant to future grants under the 2014 Equity Incentive Plan.

At both September 30, 2017 and 2016 there were no unvested restricted stock awards. There were no restricted stock grants awarded during the years ended September 30, 2017, 2016 and 2015.

Stock option activity for the years ended September 30, 2017, 2016 and 2015 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2014	221,400	$7.49
Options granted	128,000	10.62
Options exercised	(6,300)	4.84
Options forfeited	(1,800)	4.55
Outstanding September 30, 2015	341,300	8.73

Options granted	55,750	15.67
Options exercised	(21,020)	7.56
Options forfeited	(2,900)	9.96
Outstanding September 30, 2016	373,130	9.82

Options granted	58,250	29.69
Options exercised	(46,310)	7.17
Options forfeited	(4,950)	6.28
Outstanding September 30, 2017	380,120	$13.23

The aggregate intrinsic value of options exercised during the years ended September 30, 2017 and 2016 was $659,000 and $124,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the rate of a U.S. Treasury security with a similar term as the expected life of the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 128,000 options granted during the year ended September 30, 2015 with an aggregate grant date fair value of $241,000. There were 55,750 options granted during the year ended September 30, 2016 with an aggregate grant date fair value of $81,000. There were 58,250 options granted during the year ended September 30, 2017 with an aggregate grant date fair value of $224,000.

The weighted average assumptions for options granted during the years ended September 30, 2017, 2016 and 2015 were as follows:

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

	2017	2016	2015
Expected volatility	16%	16%	28%
Expected life (in years)	5	5	5
Expected dividend yield	1.85%	3.00%	3.31%
Risk free interest rate	1.89%	1.12%	1.43%
Grant date fair value per share	$3.84	$1.46	$1.88

There were 69,800 options that vested during the year ended September 30, 2017 with a total fair value of $145,000. There were 65,100 options that vested during the year ended September 30, 2016 with a total fair value of $144,000. There were 42,900 options that vested during the year ended September 30, 2015 with a total fair value of $100,000.

At September 30, 2017 there were 231,850 unvested options with an aggregate grant date fair value of $569,000, all of which the Company assumes will vest.  The unvested options had an aggregate intrinsic value of $3,562,000 at September 30, 2017.  At September 30, 2016 there were 250,450 unvested options with an aggregate grant date fair value of $506,000.
Additional information regarding options outstanding at September 30, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	10,000	$4.28	3.1	10,000	$4.28	3.1
5.86 - 6.00	40,600	5.93	5.0	35,100	5.92	5.0
9.00	80,800	9.00	6.1	42,400	9.00	6.1
10.26 - 10.71	136,270	10.58	7.5	50,570	10.57	7.5
15.67	54,200	15.67	9.0	10,200	15.67	9.0
29.69	58,250	29.69	10.0	—	N/A	N/A
	380,120	$13.23	7.4	148,270	$8.95	6.3

The aggregate intrinsic value of options outstanding at September 30, 2017, 2016 and 2015 was $6,882,000, $2,212,000, and $738,000, respectively.

As of September 30, 2017, unrecognized compensation cost related to non-vested stock options was $490,000, which is expected to be recognized over a weighted average 2.37 years.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

A summary of the Company’s commitments at September 30, 2017 and 2016 is as follows (dollars in thousands):

	2017	2016
Undisbursed portion of construction loans in process (see Note 4)	$82,411	$48,627
Undisbursed lines of credit	51,420	47,949
Commitments to extend credit	19,673	20,681

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments.  The reserve for unfunded loan commitments totaled $214,000 and $157,000 at September 30, 2017 and 2016, respectively.  These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.  Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

The Bank has an employee severance compensation plan which expires in 2027 and which provides severance pay benefits to eligible employees in the event of a change in control of Timberland Bancorp or the Bank (as defined in the plan).  In general, all employees with two or more years of service will be eligible to participate in the plan.  Under the plan, in the event of a change in control of Timberland Bancorp or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service or officer rank with the Bank.  The maximum payment for any eligible employee would be equal to 18 months of the employee’s current compensation.

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

Note 15 - Regulatory Matters

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

The minimum requirements are a common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year to an amount equal to 2.5% of risk-weighted assets when fully implemented in January 2019. At September 30, 2017, the conservation buffer was 1.25%.

At September 30, 2017 and 2016 the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2017 and 2016 under the regulations of the FDIC. The following tables compare the Bank’s actual capital amounts at September 30, 2017 and 2016 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

September 30, 2017	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory MinimumTo Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$104,102	11.2%	$37,116	4.0%	$46,395	5.0%

Risk-based Capital Ratios:
Common equity Tier 1 capital	104,102	15.9	29,547	4.5	42,678	6.5

Tier 1 capital	104,102	15.9	39,395	6.0	52,527	8.0

Total capital	112,329	17.1	52,527	8.0	65,659	10.0

September 30, 2016	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$90,266	10.3%	$35,183	4.0%	$43,979	5.0%

Risk-based Capital Ratios:
Common equity Tier 1 capital	90,266	14.3	28,318	4.5	40,904	6.5

Tier 1 capital	90,266	14.3	37,758	6.0	50,344	8.0

Total capital	98,158	15.6	50,344	8.0	62,930	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets at September 30, 2017, Timberland Bancorp would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp at September 30, 2017 and 2016 (dollars in thousands):

	2017		2016
	Actual		Actual
	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$107,145	11.5%	$92,860	10.5%

Risk-based Capital Ratios:
Common equity Tier 1 capital	107,145	16.3	92,860	14.8

Tier 1 capital	107,145	16.3	92,860	14.8

Total capital	115,376	17.6	100,755	16.0

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Note 16 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30, 2017 and 2016
(dollars in thousands)

	2017	2016
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$485	$278
Interest-bearing deposits in banks	1,797	1,029
Total cash and cash equivalents	2,282	1,307

Loan receivable from ESOP	821	1,314
Investment in Bank	107,957	94,240
Other assets	14	13
Total assets	$111,074	$96,874

Liabilities and shareholders’ equity
Accrued expenses	$74	$40
Shareholders’ equity	111,000	96,834
Total liabilities and shareholders’ equity	$111,074	$96,874

Condensed Statements of Income - Years Ended September 30, 2017, 2016 and 2015
(dollars in thousands)

	2017	2016	2015
Operating income
Interest on deposits in banks	$27	$3	$—
Interest on loan receivable from ESOP	96	136	173
Dividends from Bank	1,390	3,039	2,698
Total operating income	1,513	3,178	2,871

Operating expenses	467	430	445

Income before income taxes and equity in undistributed income of Bank	1,046	2,748	2,426
Benefit for income taxes	(385)	(183)	(150)

Income before undistributed income of Bank	1,431	2,931	2,576

Equity in undistributed income of Bank	12,736	7,223	5,716
Net income	14,167	10,154	8,292

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

Condensed Statements of Cash Flows - Years Ended September 30, 2017, 2016 and 2015
(dollars in thousands)

	2017	2016	2015
Cash flows from operating activities
Net income	$14,167	$10,154	$8,292
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(12,736)	(7,223)	(5,716)
Earned ESOP shares	605	404	336
Stock option compensation expense	156	190	127
Other, net	33	(65)	162
Net cash provided by operating activities	2,225	3,460	3,201

Cash flows from investing activities
Investment in Bank	(930)	(616)	(491)
Principal repayments on loan receivable from ESOP	493	452	417
Net cash used in investing activities	(437)	(164)	(74)

Cash flows from financing activities
Proceeds from exercise of stock options	332	159	30
Proceeds from exercise of stock warrant	2,496	—	—
Repurchase of common stock	—	(820)	(709)
Payment of dividends	(3,641)	(2,578)	(1,693)
Net cash used in financing activities	(813)	(3,239)	(2,372)

Net increase in cash and cash equivalents	975	57	755

Cash and cash equivalents
Beginning of period	1,307	1,250	495
End of period	$2,282	$1,307	$1,250

Note 17 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2017, 2016 and 2015 is as follows (dollars in thousands, except per share amounts):

	2017	2016	2015
Basic net income per common share computation
Numerator - net income to common shareholders	$14,167	$10,154	$8,292

Denominator - weighted average common shares outstanding	7,136,690	6,842,614	6,897,270

Basic net income per common share	$1.99	$1.48	$1.20

Diluted net income per common share computation
Numerator - net income to common shareholders	$14,167	$10,154	$8,292

Denominator - weighted average common shares outstanding	7,136,690	6,842,614	6,897,270
Effect of dilutive stock options (1)	163,773	78,910	36,863
Effect of dilutive stock warrant (2)	79,590	183,825	134,955
Weighted average common shares outstanding-assuming dilution	7,380,053	7,105,349	7,069,088

Diluted net income per common share	$1.92	$1.43	$1.17

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

___________________
(1) For the years ended September 30, 2017, 2016 and 2015, average options to purchase 1,117, 42,801 and 155,152 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(2) Represented a warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018 (the "Warrant"). The Warrant was granted on December 23, 2008 to the U.S. Treasury Department ("Treasury") as part of the Company's participation in the Treasury's Troubled Asset Relief Program. On June 12, 2013, the Treasury sold the Warrant to private investors. On January 31, 2017, the Warrant was exercised and 370,899 shares of the Company's common stock were issued in exchange for $2,496,000.

Note 18 - Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the years ended September 30, 2017, 2016 and 2015 are as follows (dollars in thousands):

	Changes in fair value of available for sale securities [1]	Other-than-temporary impairment on held to maturity securities [1]	Total [1]
2017
Balance of AOCI at the beginning of period	$4	$(179)	$(175)
Net change	(23)	74	51
Balance of AOCI at the end of period	$(19)	$(105)	$(124)

2016
Balance of AOCI at the beginning of period	$3	$(316)	$(313)
Net change	1	137	138
Balance of AOCI at the end of period	$4	$(179)	$(175)

2015
Balance of AOCI at the beginning of period	$37	$(376)	$(339)
Net change	(34)	60	26
Balance of AOCI at the end of period	$3	$(316)	$(313)
___________________
[1] All amounts are net of income taxes.

Note 19 - Fair Value Measurements

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
September 30, 2017 and 2016

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

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2017 and 2016. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2017 and 2016 are as follows (dollars in thousands):

	Estimated Fair Value
September 30, 2017	Level 1	Level 2	Level 3	Total
Available for sale investment securities

MBS: U.S. government agencies	$—	$289	$—	$289
Mutual funds	952	—	—	952
Total	$952	$289	$—	$1,241

September 30, 2016
Available for sale investment securities

MBS: U.S. government agencies	$—	$366	$—	$366
Mutual funds	976	—	—	976
Total	$976	$366	$—	$1,342
There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2017 and 2016.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2017 (dollars in thousands):

	Estimated Fair Value
Impaired loans:	Level 1	Level 2	Level 3
Mortgage loans:
Commercial	$—	$—	$1,880
Land	—	—	697
Consumer loans:
Home equity and second mortgage	—	—	109
Total impaired loans	—	—	2,686

Investment securities – held to maturity:
MBS - Private label residential	—	125	—
OREO and other repossessed assets	—	—	3,301
Total	$—	$125	$5,987

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2017 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$2,686	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	3,301	Market approach	Lower of appraised value or listing price less selling costs	NA

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
September 30, 2017 and 2016

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$5,519	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	4,117	Market approach	Lower of appraised value or listing price less selling costs	NA

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2017 and 2016.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

The following methods and assumptions were used by the Company in estimating fair value of its other financial instruments:

Cash and Cash Equivalents and CDs Held for Investment:  The estimated fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have an estimated fair value equal to the recorded value.

Investment Securities:  See descriptions above.

FHLB Stock:  No ready market exists for this stock, and it has no quoted market value. However, redemption of this stock has historically been at par value. Accordingly, par value is deemed to be a reasonable estimate of fair value.

Other Investments: The Bank invests in the Solomon Hess SBA Loan Fund LLC. Shares in the fund are not publicly traded and therefore have no readily determinable fair market value, therefore they are recorded on the balance sheet at cost. An investor can have its investment in the fund redeemed for the balance of its capital at any quarter end with 60 days notice to the fund.

Loans Held for Sale:  The estimated fair value is based on quoted market prices (for one- to four-family loans) and the    guaranteed value of SBA loans (made to small businesses under SBA's 7(a) loan programs). Quoted market prices are obtained from Freddie Mac and the FHLB.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2017 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$148,188	$148,188	$148,188	$—	$—
CDs held for investment	43,034	43,034	43,034	—	—
Investment securities	8,380	8,985	3,954	5,031	—
FHLB stock	1,107	1,107	1,107	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,599	3,619	3,619	—	—
Loans receivable, net	690,364	688,332	—	—	688,332
Accrued interest receivable	2,520	2,520	2,520	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	205,952	205,952	205,952	—	—
Interest-bearing	631,946	632,629	492,305	—	140,324
Total deposits	837,898	838,581	698,257	—	140,324
Accrued interest payable	161	161	161	—	—

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2016 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$108,941	$108,941	$108,941	$—	$—
CDs held for investment	53,000	53,000	53,000	—	—
Investment securities	8,853	9,737	4,029	5,708	—
FHLB stock	2,204	2,204	2,204	—	—
Loans held for sale	3,604	3,714	3,714	—	—
Loans receivable, net	663,146	671,017	—	—	671,017
Accrued interest receivable	2,348	2,348	2,348	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	172,283	172,283	172,283	—	—
Interest-bearing	589,251	589,762	441,277	—	148,485
Total deposits	761,534	762,045	613,560	—	148,485
FHLB borrowings	30,000	30,684	—	30,684	—
Accrued interest payable	247	247	247	—	—

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the estimated fair value of the Company’s financial instruments will change when interest rate levels change, and that change may either be favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to appropriately manage interest rate risk.  However, borrowers with fixed interest rate obligations are less likely to prepay in a rising interest rate environment and more likely to prepay in a falling

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2017 and 2016

interest rate environment.  Conversely, depositors who are receiving fixed interest rates are more likely to withdraw funds before maturity in a rising interest rate environment and less likely to do so in a falling interest rate environment.  Management monitors interest rates and maturities of assets and liabilities, and attempts to manage interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 20 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016
Interest and dividend income	$9,711	$10,165	$9,299	$9,163
Interest expense	(582)	(918)	(847)	(850)
Net interest income	9,129	9,247	8,452	8,313

Recapture of loan losses (1)	—	(1,000)	(250)	—
Non-interest income	3,145	3,156	2,851	3,216
Non-interest expense	(6,911)	(6,938)	(6,857)	(6,810)

Income before income taxes	5,363	6,465	4,696	4,719

Provision for income taxes	1,748	2,188	1,568	1,572
Net income	$3,615	$4,277	$3,128	$3,147

Net income per common share
Basic	$0.50	$0.59	$0.44	$0.46
Diluted (2)	$0.48	$0.58	$0.42	$0.43
__________________________________________
(1) During the quarters ended March 31, 2017 and June 30, 2017 the Company recorded recaptures of loan losses of $250 and $1,000, respectively, primarily as a result of significant recoveries on loans which had previously been charged off in prior years and improvements in other credit quality metrics.
(2) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
Interest and dividend income	$8,938	$8,596	$8,650	$8,691
Interest expense	(1,132)	(980)	(979)	(981)
Net interest income	7,806	7,616	7,671	7,710

Non-interest income	3,109	2,749	2,513	2,518
Non-interest expense	(6,961)	(6,568)	(6,629)	(6,479)

Income before income taxes	3,954	3,797	3,555	3,749

Provision for income taxes	1,255	1,250	1,175	1,221
Net income	$2,699	$2,547	$2,380	$2,528

Net income per common share
Basic (1)	$0.40	$0.37	$0.35	$0.37
Diluted (1)	$0.38	$0.36	$0.34	$0.36
__________________________________________
(1) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2017 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Management of Timberland Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

The Company's internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Additionally, in designing disclosure controls and procedures, our management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2017.

The effectiveness of internal control over financial reporting as of September 30, 2017, has been audited by Delap LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Delap LLP's attestation report on the Company's internal control over financial reporting follows.

The management of the Company has assessed the Company's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on September 30, 2017. Management has concluded that the Company complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: December 8, 2017

/s/ Michael R. Sand	/s/ Dean J. Brydon
Michael R. Sand	Dean J. Brydon
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

We have audited the internal control over financial reporting of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's consolidated balance sheet as of September 30, 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the year then ended, and our report dated December 8, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ Delap LLP

Lake Oswego, Oregon
December 8, 2017

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee, which as of September 30, 2017 was composed of Directors Stoney, Smith and Goldberg.  Effective October 24, 2017 Director Davis was also appointed to the Audit Committee. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Company’s Board of Directors has designated Director Stoney as the Audit Committee financial expert, as defined in the SEC’s Regulation S-K.  Directors Stoney, Smith, Goldberg and Davis are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2017.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

(d)           Equity Compensation Plan Information.  The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	151,400	$8.04	—

Timberland Bancorp, Inc. 2014 Equity Incentive Plan	228,720	$16.67	113,616

Equity compensation plans not approved by security holders	—	—	—

Total	380,120	$13.23	113,616

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of the Registrant (2)
4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (3)
10.1	Employee Severance Compensation Plan, as revised (4)
10.2	Employee Stock Ownership Plan (4)
10.5	2003 Stock Option Plan (5)
10.6	Form of Incentive Stock Option Agreement (6)
10.7	Form of Non-qualified Stock Option Agreement (6)
10.8	Form of Management Recognition and Development Award Agreement (6)
10.9	Employment Agreement with Michael R. Sand (7)
10.10	Employment Agreement with Dean J. Brydon (7)
10.11	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (8)
14	Code of Ethics (9)
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp, Inc.’s  Annual Report on Form 10-K for the year ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

____________

(1)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 1, 2017.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 16, 2007.

(5)	Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(6)	Incorporated by reference to Exhibit 99.2 included in the Registrant’s Registration Statement on Form S-8 (333-1161163)

(7)	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on March 29, 2013.

(8)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

(9)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLAND BANCORP, INC.

Date: December 8, 2017	By:	/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 8, 2017
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 8, 2017
Jon C. Parker

/s/Dean J. Brydon	Chief Financial Officer	December 8, 2017
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Andrea M. Clinton	Director	December 8, 2017
Andrea M. Clinton

/s/James A. Davis	Director	December 8, 2017
James A. Davis

/s/Larry D. Goldberg	Director	December 8, 2017
Larry D. Goldberg

/s/Kathy D. Leodler	Director	December 8, 2017
Kathy D. Leodler

/s/David A. Smith	Director	December 8, 2017
David A. Smith

/s/Michael J. Stoney	Director	December 8, 2017
Michael J. Stoney

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements