Form 10-Q
period 2017-12-31
TIMBERLAND BANCORP INC
filed 2018-02-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT FEBRUARY 1, 2018
Common stock, $.01 par value	7,378,127

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and September 30, 2017
(Dollars in thousands, except per share amounts)

	December 31, 2017	September 30, 2017
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$16,952	$17,447
Interest-bearing deposits in banks	149,255	130,741
Total cash and cash equivalents	166,207	148,188

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	53,528	43,034
Investment securities held to maturity, at amortized cost (estimated fair value $7,609 and $7,744)	7,077	7,139
Investment securities available for sale, at fair value	1,221	1,241
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,107	1,107
Other investments, at cost	3,000	3,000
Loans held for sale	3,407	3,599
Loans receivable, net of allowance for loan losses of $9,565 and $9,553	705,268	690,364
Premises and equipment, net	18,307	18,418
Other real estate owned (“OREO”) and other repossessed assets, net	2,887	3,301
Accrued interest receivable	2,743	2,520
Bank owned life insurance (“BOLI”)	19,402	19,266
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,871	1,825
Other assets	2,220	3,372
Total assets	$993,895	$952,024

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$210,108	$205,952
Interest-bearing	665,966	631,946
Total deposits	876,074	837,898

Other liabilities and accrued expenses	3,709	3,126
Total liabilities	879,783	841,024
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2017 and September 30, 2017
(Dollars in thousands, except per share amounts)

	December 31, 2017	September 30, 2017
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; 50,000,000 shares authorized; 7,367,327 shares issued and outstanding - December 31, 2017 7,361,077 shares issued and outstanding - September 30, 2017	13,540	13,286
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(331)	(397)
Retained earnings	101,039	98,235
Accumulated other comprehensive loss	(136)	(124)
Total shareholders’ equity	114,112	111,000
Total liabilities and shareholders’ equity	$993,895	$952,024
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2017 and 2016
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Interest and dividend income
Loans receivable and loans held for sale	$9,328	$8,788
Investment securities	58	70
Dividends from mutual funds, FHLB stock and other investments	26	24
Interest-bearing deposits in banks and CDs	623	281
Total interest and dividend income	10,035	9,163

Interest expense
Deposits	601	543
FHLB borrowings	—	307
Total interest expense	601	850

Net interest income	9,434	8,313

Provision for loan losses	—	—

Net interest income after provision for loan losses	9,434	8,313

Non-interest income
Recoveries (other than temporary impairment "OTTI") on investment securities	27	—
Adjustment for portion of OTTI transferred from other comprehensive income before income taxes	(5)	—
Net recoveries on investment securities	22	—
Service charges on deposits	1,179	1,105
ATM and debit card interchange transaction fees	845	800
BOLI net earnings	136	137
Gain on sales of loans, net	521	689
Escrow fees	59	76
Servicing income on loans sold	116	97
Other, net	259	312
Total non-interest income, net	3,137	3,216

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2017 and 2016
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Non-interest expense
Salaries and employee benefits	$3,950	$3,680
Premises and equipment	768	755
Advertising	209	162
OREO and other repossessed assets, net	113	30
ATM and debit card interchange transaction fees	331	311
Postage and courier	105	95
State and local taxes	161	155
Professional fees	218	201
Federal Deposit Insurance Corporation ("FDIC") insurance	65	113
Loan administration and foreclosure	79	94
Data processing and telecommunications	467	450
Deposit operations	278	309
Other	432	455
Total non-interest expense	7,176	6,810

Income before income taxes	5,395	4,719

Provision for income taxes	1,781	1,572

Net income	$3,614	$3,147

Net income per common share
Basic	$0.49	$0.46
Diluted	$0.48	$0.43

Weighted average common shares outstanding
Basic	7,312,531	6,862,749
Diluted	7,508,169	7,235,515

Dividends paid per common share	$0.11	$0.09

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2017 and 2016
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Comprehensive income
Net income	$3,614	$3,147
Unrealized holding loss on investment securities available for sale, net of income taxes of ($2) and ($14), respectively	(7)	(27)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of ($6) and $0, respectively	(21)	—
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $1 and $0, respectively	4	—
Accretion of OTTI on investment securities held to maturity, net of income taxes of $3 and $7, respectively	12	13
Total other comprehensive loss, net of income taxes	(12)	(14)

Total comprehensive income	$3,602	$3,133

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2017 and 2016
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2016	6,943,868	$9,961	$(661)	$87,709	$(175)	$96,834
Net income	—	—	—	3,147	—	3,147
Other comprehensive loss	—	—	—	—	(14)	(14)
Exercise of stock options	12,700	80	—	—	—	80
Common stock dividends ($0.09 per common share)	—	—	—	(626)	—	(626)
Earned ESOP shares, net of income taxes	—	62	66	—	—	128
Stock option compensation expense	—	85	—	—	—	85
Balance, December 31, 2016	6,956,568	10,188	(595)	90,230	(189)	99,634

Balance, September 30, 2017	7,361,077	13,286	(397)	98,235	(124)	111,000
Net income	—	—	—	3,614	—	3,614
Other comprehensive loss	—	—	—	—	(12)	(12)
Exercise of stock options	6,250	61	—	—	—	61
Common stock dividends ($0.11 per common share)	—	—	—	(810)	—	(810)
Earned ESOP shares, net of income taxes	—	149	66	—	—	215
Stock option compensation expense	—	44	—	—	—	44
Balance, December 31, 2017	7,367,327	$13,540	$(331)	$101,039	$(136)	$114,112
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2017 and 2016
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash flows from operating activities
Net income	$3,614	$3,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	310	313
Earned ESOP shares	215	128
Stock option compensation expense	44	85
Net recoveries on investment securities	(22)	—
Gain on sales of OREO and other repossessed assets, net	(12)	(3)
Provision for OREO losses	94	9
Gain on sales of loans, net	(521)	(689)
Loans originated for sale	(15,193)	(21,914)
Proceeds from sales of loans	15,906	24,199
Amortization of MSRs	120	125
BOLI net earnings	(136)	(137)
Increase (decrease) in deferred loan origination fees	38	(45)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	1,301	760
Net cash provided by operating activities	5,758	5,978

Cash flows from investing activities
Net increase in CDs held for investment	(10,494)	(432)
Proceeds from maturities and prepayments of investment securities held to maturity	11	136
Proceeds from maturities and prepayments of investment securities available for sale	126	14
Increase in loans receivable, net	(15,105)	(5,994)
Additions to premises and equipment	(199)	(1,970)
Proceeds from sales of OREO and other repossessed assets	495	902
Net cash used in investing activities	(25,166)	(7,344)
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2017 and 2016
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2017	2016
Cash flows from financing activities
Net increase in deposits	$38,176	$28,441
Proceeds from exercise of stock options	61	80
Payment of dividends	(810)	(626)
Net cash provided by financing activities	37,427	27,895

Net increase in cash and cash equivalents	18,019	26,529
Cash and cash equivalents
Beginning of period	148,188	108,941
End of period	$166,207	$135,470

Supplemental disclosure of cash flow information
Income taxes paid	$—	$200
Interest paid	584	834

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$163	$45
Other comprehensive loss related to investment securities	(12)	(14)
See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (“2017 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2018.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2017 presentation with no change to net income or total shareholders’ equity as previously reported.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2017 and September 30, 2017 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2017
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$502	$9	$—	$511
Private label residential	580	561	(2)	1,139
U.S. Treasury and U.S government agency securities	5,995	—	(36)	5,959
Total	$7,077	$570	$(38)	$7,609

Available for sale
MBS: U.S. government agencies	$260	$15	$—	$275
Mutual funds	1,000	—	(54)	946
Total	$1,260	$15	$(54)	$1,221

September 30, 2017
Held to maturity
MBS:
U.S. government agencies	$532	$11	$(1)	$542
Private label residential	599	596	(2)	1,193
U.S. Treasury and U.S. government agency securities	6,008	10	(9)	6,009
Total	$7,139	$617	$(12)	$7,744

Available for sale
MBS: U.S. government agencies	$271	$18	$—	$289
Mutual funds	1,000	—	(48)	952
Total	$1,271	$18	$(48)	$1,241

Held to maturity and available for sale investment securities with unrealized losses were as follows for December 31, 2017 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$8	$—	2	$74	$—	5	$82	$—
Private label residential	—	—	—	81	(2)	10	81	(2)
U.S. Treasury and U.S. government agency securities	5,959	(36)	2	—	—	—	5,959	(36)
Total	$5,967	$(36)	4	$155	$(2)	15	$6,122	$(38)

Available for sale
Mutual funds	$—	$—	—	$946	$(54)	1	$946	$(54)
Total	$—	$—	—	$946	$(54)	1	$946	$(54)

Held to maturity and available for sale investment securities with unrealized losses were as follows for September 30, 2017 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$—	$—	—	$114	$(1)	6	$114	$(1)
Private label residential	—	—	—	85	(2)	10	85	(2)
U.S. Treasury and U.S. government agency securities	2,984	(9)	1	—	—	—	2,984	(9)
Total	$2,984	$(9)	1	$199	$(3)	16	$3,183	$(12)

Available for sale
Mutual funds	$—	$—	—	$952	$(48)	1	$952	$(48)
Total	$—	$—	—	$952	$(48)	1	$952	$(48)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of December 31, 2017, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of December 31, 2017 and 2016:

	Range		Weighted
	Minimum	Maximum	Average
December 31, 2017
Constant prepayment rate	6.00%	15.00%	9.91%
Collateral default rate	—%	11.08%	4.77%
Loss severity rate	—%	62.00%	37.32%

December 31, 2016
Constant prepayment rate	6.00%	15.00%	12.28%
Collateral default rate	0.34%	13.35%	5.66%
Loss severity rate	5.00%	81.00%	46.05%

The following table presents the OTTI recoveries (losses) for the three months ended December 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$27	$—	$—	$—
Adjustment for portion of OTTI transferred from other comprehensive income before income taxes (1)	(5)	—	—	—
Net recoveries recognized in earnings (2)	$22	$—	$—	$—

_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,
	2017	2016
Beginning balance of credit loss	$1,301	$1,505
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	6	—
Subtractions:
Realized losses previously recorded as credit losses	(22)	(13)
Recovery of prior credit loss	(26)	—
Ending balance of credit loss	$1,259	$1,492

During the three months ended December 31, 2017, the Company recorded a $22,000 net realized loss (as a result of the securities being deemed worthless) on 12 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the three months ended December 31, 2016, the Company recorded a $13,000 net realized loss (as a result of the securities being deemed worthless) on 11 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $6.77 million and $6.82 million at December 31, 2017 and September 30, 2017, respectively.

The contractual maturities of debt securities at December 31, 2017 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due after one year to five years	$5,997	$5,961	$—	$—
Due after five years to ten years	34	34	—	—
Due after ten years	1,046	1,614	260	275
Total	$7,077	$7,609	$260	$275

(3) GOODWILL

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

As of December 31, 2017, management believes that there have been no events or changes in the circumstances since May 31, 2017 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at December 31, 2017 and September 30, 2017 (dollars in thousands):

	December 31, 2017		September 30, 2017
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$116,976	14.6%	$118,147	15.1%
Multi-family	61,366	7.7	58,607	7.5
Commercial	333,085	41.8	328,927	41.9
Construction - custom and owner/builder	123,365	15.5	117,641	15.0
Construction - speculative one- to four-family	7,253	0.9	9,918	1.2
Construction - commercial	22,000	2.8	19,630	2.5
Construction - multi-family	24,601	3.1	21,327	2.7
Land	21,122	2.7	23,910	3.0
Total mortgage loans	709,768	89.1	698,107	88.9

Consumer loans:
Home equity and second mortgage	38,975	4.9	38,420	4.9
Other	4,050	0.5	3,823	0.5
Total consumer loans	43,025	5.4	42,243	5.4

Commercial business loans (2)	43,993	5.5	44,444	5.7

Total loans receivable	796,786	100.0%	784,794	100.0%
Less:
Undisbursed portion of construction loans in process	79,449		82,411
Deferred loan origination fees, net	2,504		2,466
Allowance for loan losses	9,565		9,553
	91,518		94,430
Loans receivable, net	$705,268		$690,364
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $3,236 and $3,515 at December 31, 2017 and September 30, 2017, respectively.
(2) Does not include commercial business loans held for sale totaling $171 and $84 at December 31, 2017 and September 30, 2017, respectively.

Allowance for Loan Losses
The following tables set forth information for the three months ended December 31, 2017 and 2016 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2017
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,082	$43	$—	$—	$1,125
Multi-family	447	(17)	—	—	430
Commercial	4,184	(91)	—	—	4,093
Construction – custom and owner/builder	699	89	—	—	788
Construction – speculative one- to four-family	128	(61)	—	8	75
Construction – commercial	303	93	—	—	396
Construction – multi-family	173	55	—	—	228
Land	918	(142)	—	4	780
Consumer loans:
Home equity and second mortgage	983	(25)	—	—	958
Other	121	8	(1)	1	129
Commercial business loans	515	48	—	—	563
Total	$9,553	$—	$(1)	$13	$9,565

	Three Months Ended December 31, 2016
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,239	$(83)	$—	$21	$1,177
Multi-family	473	(73)	—	—	400
Commercial	4,384	144	(5)	—	4,523
Construction – custom and owner/builder	619	17	—	—	636
Construction – speculative one- to four-family	130	(30)	—	—	100
Construction – commercial	268	14	—	—	282
Construction – multi-family	316	69	—	—	385
Land	820	13	(2)	5	836
Consumer loans:
Home equity and second mortgage	939	(80)	—	—	859
Other	156	2	(3)	1	156
Commercial business loans	482	7	—	—	489
Total	$9,826	$—	$(10)	$27	$9,843

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at December 31, 2017 and September 30, 2017 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2017
Mortgage loans:
One- to four-family	$1	$1,124	$1,125	$1,467	$115,509	$116,976
Multi-family	—	430	430	—	61,366	61,366
Commercial	16	4,077	4,093	4,044	329,041	333,085
Construction – custom and owner/builder	—	788	788	—	71,548	71,548
Construction – speculative one- to four-family	—	75	75	—	2,723	2,723
Construction – commercial	—	396	396	—	14,390	14,390
Construction – multi-family	—	228	228	—	9,109	9,109
Land	72	708	780	944	20,178	21,122
Consumer loans:
Home equity and second mortgage	291	667	958	484	38,491	38,975
Other	—	129	129		4,050	4,050
Commercial business loans	55	508	563	181	43,812	43,993
Total	$435	$9,130	$9,565	$7,120	$710,217	$717,337

September 30, 2017
Mortgage loans:
One- to four-family	$—	$1,082	$1,082	$1,443	$116,704	$118,147
Multi-family	—	447	447	—	58,607	58,607
Commercial	26	4,158	4,184	3,873	325,054	328,927
Construction – custom and owner/builder	—	699	699	—	63,538	63,538
Construction – speculative one- to four-family	—	128	128	—	4,639	4,639
Construction – commercial	—	303	303	—	11,016	11,016
Construction – multi-family	—	173	173	—	6,912	6,912
Land	125	793	918	1,119	22,791	23,910
Consumer loans:
Home equity and second mortgage	325	658	983	557	37,863	38,420
Other	—	121	121	—	3,823	3,823
Commercial business loans	—	515	515	—	44,444	44,444
Total	$476	$9,077	$9,553	$6,992	$695,391	$702,383

The following tables present an analysis of loans by aging category and portfolio segment at December 31, 2017 and September 30, 2017 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2017
Mortgage loans:
One- to four-family	$325	$—	$947	$—	$1,272	$115,704	$116,976
Multi-family	—	—	—	—	—	61,366	61,366
Commercial	502	—	402	—	904	332,181	333,085
Construction – custom and owner/builder	—	—	—	—	—	71,548	71,548
Construction – speculative one- to four- family	—	—	—	—	—	2,723	2,723
Construction – commercial	—	—	—	—	—	14,390	14,390
Construction – multi-family	—	—	—	—	—	9,109	9,109
Land	43	—	395	—	438	20,684	21,122
Consumer loans:
Home equity and second mortgage	101	—	188	—	289	38,686	38,975
Other	—	36	—	—	36	4,014	4,050
Commercial business loans	—	—	181	—	181	43,812	43,993
Total	$971	$36	$2,113	$—	$3,120	$714,217	$717,337

September 30, 2017
Mortgage loans:
One- to four-family	$193	$—	$874	$—	$1,067	$117,080	$118,147
Multi-family	—	—	—	—	—	58,607	58,607
Commercial	—	107	213	—	320	328,607	328,927
Construction – custom and owner/ builder	—	—	—	—	—	63,538	63,538
Construction – speculative one- to four- family	—	—	—	—	—	4,639	4,639
Construction – commercial	—	—	—	—	—	11,016	11,016
Construction – multi-family	—	—	—	—	—	6,912	6,912
Land	—	—	566	—	566	23,344	23,910
Consumer loans:
Home equity and second mortgage	56	—	258	—	314	38,106	38,420
Other	36	—	—	—	36	3,787	3,823
Commercial business loans	110	—	—	—	110	44,334	44,444
Total	$395	$107	$1,911	$—	$2,413	$699,970	$702,383
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2017 and September 30, 2017, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at December 31, 2017 and September 30, 2017 (dollars in thousands):

	Loan Grades
December 31, 2017	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$113,235	$902	$595	$2,244	$116,976
Multi-family	61,366	—	—	—	61,366
Commercial	322,737	6,028	3,522	798	333,085
Construction – custom and owner/builder	70,989	559	—	—	71,548
Construction – speculative one- to four-family	2,723	—	—	—	2,723
Construction – commercial	14,390	—	—	—	14,390
Construction – multi-family	9,109	—	—	—	9,109
Land	17,929	1,014	1,784	395	21,122
Consumer loans:
Home equity and second mortgage	38,463	149	—	363	38,975
Other	4,014	—	—	36	4,050
Commercial business loans	43,728	29	55	181	43,993
Total	$698,683	$8,681	$5,956	$4,017	$717,337

September 30, 2017
Mortgage loans:
One- to four-family	$115,481	$422	$644	$1,600	$118,147
Multi-family	56,857	—	1,750	—	58,607
Commercial	318,717	6,059	3,540	611	328,927
Construction – custom and owner/builder	63,210	328	—	—	63,538
Construction – speculative one- to four-family	4,639	—	—	—	4,639
Construction – commercial	11,016	—	—	—	11,016
Construction – multi-family	6,912	—	—	—	6,912
Land	20,528	1,022	1,794	566	23,910
Consumer loans:
Home equity and second mortgage	37,828	152	—	440	38,420
Other	3,787	—	—	36	3,823
Commercial business loans	43,416	973	55	—	44,444
Total	$682,391	$8,956	$7,783	$3,253	$702,383

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

The following table is a summary of information related to impaired loans by portfolio segment as of December 31, 2017 and for the three months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Year to Date ("YTD") Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,423	$1,569	$—	$1,433	$19	$16
Commercial	2,151	2,151	—	2,059	24	17
Land	45	141	—	171	—	—
Consumer loans:
Home equity and second mortgage	188	188	—	156	2	2
Subtotal	3,807	4,049	—	3,819	45	35

With an allowance recorded:
Mortgage loans:
One- to four-family	44	44	1	22	—	—
Commercial	1,893	1,893	16	1,900	27	21
Land	899	899	72	861	9	8
Consumer loans:
Home equity and second mortgage	296	296	291	365	6	5
Commercial business loans	181	181	55	91	—	—
Subtotal	3,313	3,313	435	3,239	42	34

Total:
Mortgage loans:
One- to four-family	1,467	1,613	1	1,455	19	16
Commercial	4,044	4,044	16	3,959	51	38
Land	944	1,040	72	1,032	9	8
Consumer loans:
Home equity and second mortgage	484	484	291	521	8	7
Commercial business loans	181	181	55	91	—	—
Total	$7,120	$7,362	$435	$7,058	$87	$69
______________________________________________

(1)	For the three months ended December 31, 2017.

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2017 (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment (1)	Interest Income Recognized (1)	Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,443	$1,589	$—	$1,108	$68	$62
Commercial	1,967	1,967	—	3,901	188	143
Construction – custom and owner/builder	—	—	—	147	7	7
Land	297	410	—	512	8	6
Consumer loans:
Home equity and second mortgage	123	123	—	284	—	—
Commercial business loans	—	—	—	11	—	—
Subtotal	3,830	4,089	—	5,963	271	218

With an allowance recorded:
Mortgage loans:
One- to four-family	—	—	—	721	50	38
Commercial	1,906	1,906	26	3,326	182	144
Land	822	881	125	666	35	29
Consumer loans:
Home equity and second mortgage	434	434	325	530	29	26
Other	—	—	—	17	—	—
Subtotal	3,162	3,221	476	5,260	296	237
Total:
Mortgage loans:
One- to four-family	1,443	1,589	—	1,829	118	100
Commercial	3,873	3,873	26	7,227	370	287
Construction – custom and owner/builder	—	—	—	147	7	7
Land	1,119	1,291	125	1,178	43	35
Consumer loans:
Home equity and second mortgage	557	557	325	814	29	26
Other	—	—	—	17	—	—
Commercial business loans	—	—	—	11	—	—
Total	$6,992	$7,310	$476	$11,223	$567	$455
______________________________________________
(1) For the year ended September 30, 2017.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.48 million and $3.60 million in TDRs included in impaired loans at December 31, 2017 and September 30, 2017, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDRs at December 31, 2017 and September 30, 2017 was $33,000 and $10,000, respectively. There were no TDRs for which there was a payment default within the first 12 months of the modification during the three months ended December 31, 2017.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of December 31, 2017 and September 30, 2017 (dollars in thousands):

	December 31, 2017
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$520	$44	$564
Commercial	2,214	—	2,214
Land	548	155	703
Total	$3,282	$199	$3,481

	September 30, 2017
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$569	$—	$569
Commercial	2,219	—	2,219
Land	554	253	807
Total	$3,342	$253	$3,595

There was one new TDR during the three months ended December 31, 2017 as a result of a reduction in the face amount of the debt on a land loan. This TDR had a pre-modification balance of $214,000, a post-modification balance of $155,000 and a balance at December 31, 2017 of $155,000. There were no new TDRs during the year ended September 30, 2017.

(5) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At December 31, 2017 and 2016, there were 51,105 and 84,964 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2017 and 2016 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2017	2016
Basic net income per common share computation
Numerator – net income	$3,614	$3,147

Denominator – weighted average common shares outstanding	7,312,531	6,862,749

Basic net income per common share	$0.49	$0.46

Diluted net income per common share computation
Numerator – net income	$3,614	$3,147

Denominator – weighted average common shares outstanding	7,312,531	6,862,749
Effect of dilutive stock options (1)	195,638	139,493
Effect of dilutive stock warrant (2)	—	233,273
Weighted average common shares outstanding - assuming dilution	7,508,169	7,235,515

Diluted net income per common share	$0.48	$0.43
____________________________________________
(1) For the three months ended December 31, 2017, average options to purchase 14,651 shares of common stock were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three months ended December 31, 2016, all outstanding options were included in the computation of diluted net income per share.

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

(6) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three months ended December 31, 2017 and 2016 are as follows (dollars in thousands):

	Three Months Ended December 31, 2017
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(19)	$(105)	$(124)
Net change	(7)	(5)	(12)
Balance of AOCI at the end of period	$(26)	$(110)	$(136)

	Three Months Ended December 31, 2016
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$4	$(179)	$(175)
Net change	(27)	13	(14)
Balance of AOCI at the end of period	$(23)	$(166)	$(189)

__________________________
(1) All amounts are net of income taxes.

(7) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of 10 years from the date of grant. At December 31, 2017, there were 116,516 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan.

At both December 31, 2017 and 2016, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the three months ended December 31, 2017 and 2016.

Stock option activity for the three months ended December 31, 2017 and 2016 is summarized as follows:

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	380,120	$13.23	373,130	$9.82
Exercised	(6,250)	9.65	(12,700)	6.31
Forfeited	(4,300)	11.66	—	—
Options outstanding, end of period	369,570	$13.31	360,430	$9.94

The aggregate intrinsic value of options exercised during the three months ended December 31, 2017 and 2016 was $124,000 and $157,000, respectively.

At December 31, 2017, there were 203,250 unvested options with an aggregate grant date fair value of $499,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2017 was $1.94 million.  There were 29,500 options with an aggregate grant date fair value of $75,000 that vested during the three months ended December 31, 2017.

At December 31, 2016, there were 221,950 unvested options with an aggregate grant date fair value of $438,000. There were 28,500 options with an aggregate grant date fair value of $67,000 that vested during the three months ended December 31, 2016.

Additional information regarding options outstanding at December 31, 2017 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	10,000	$4.28	2.9	10,000	$4.28	2.9
5.86 - 6.00	39,000	5.94	4.8	39,000	5.94	4.8
9.00	78,000	9.00	5.8	59,800	9.00	5.8
10.26 - 10.71	131,520	10.57	7.3	48,070	10.56	7.2
15.67	53,050	15.67	8.8	9,450	15.67	8.8
29.69	58,000	29.69	9.8	—	N/A	N/A
	369,570	$13.31	7.2	166,320	$8.83	6.0

The aggregate intrinsic value of options outstanding at December 31, 2017 and 2016 was $4.89 million and $3.86 million, respectively.

As of December 31, 2017, unrecognized compensation cost related to non-vested stock options was $446,000, which is expected to be recognized over a weighted average life of 2.25 years.

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

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2017 and September 30, 2017. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2017 and September 30, 2017 were as follows (dollars in thousands):

December 31, 2017	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$275	$—	$275
Mutual funds	946	—	—	946
Total	$946	$275	$—	$1,221

September 30, 2017	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$289	$—	$289
Mutual funds	952	—	—	952
Total	$952	$289	$—	$1,241

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2017 and the year ended September 30, 2017.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2017 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One- to four-family	$—	$—	$43
Commercial	—	—	1,877
Land	—	—	827
Consumer loans:
Home equity and second mortgage	—	—	5
Commercial business loans	—	—	126
Total impaired loans	—	—	2,878
Investment securities – held to maturity:
MBS - private label residential	—	112	—

OREO and other repossessed assets	—	—	2,887
Total	$—	$112	$5,765

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2017 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$2,878	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$2,887	Market approach	Lower of appraised value or listing price less selling costs	NA

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2017 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$2,686	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$3,301	Market approach	Lower of appraised value or listing price less selling costs	NA

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of December 31, 2017 and September 30, 2017.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

Other Investments: The Bank invests in the Solomon Hess SBA Loan Fund LLC. Shares in the fund are not publicly traded and therefore have no readily determinable fair market value, therefore they are recorded on the balance sheet at cost. An investor can have its investment in the funds redeemed for the balance of its capital account at any quarter end with 60 days notice to the fund.

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

The recorded amounts and estimated fair values of financial instruments were as follows as of December 31, 2017 and September 30, 2017 (dollars in thousands):

	December 31, 2017
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$166,207	$166,207	$166,207	$—	$—
CDs held for investment	53,528	53,528	53,528	—	—
Investment securities	8,298	8,830	3,910	4,920	—
FHLB stock	1,107	1,107	1,107	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,407	3,501	3,501	—	—
Loans receivable, net	705,268	697,940	—	—	697,940
Accrued interest receivable	2,743	2,743	2,743	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	210,108	210,108	210,108	—	—
Interest-bearing	665,966	665,783	528,543	—	137,240
Total deposits	876,074	875,891	738,651	—	137,240
Accrued interest payable	178	178	178	—	—

	September 30, 2017
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$148,188	$148,188	$148,188	$—	$—
CDs held for investment	43,034	43,034	43,034	—	—
Investment securities	8,380	8,985	3,954	5,031	—
FHLB stock	1,107	1,107	1,107	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,599	3,619	3,619	—	—
Loans receivable, net	690,364	688,332	—	—	688,332
Accrued interest receivable	2,520	2,520	2,520	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	205,952	205,952	205,952	—	—
Interest-bearing	631,946	632,629	492,305	—	140,324
Total deposits	837,898	838,581	698,257	—	140,324
Accrued interest payable	161	161	161	—	—

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU No. 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU No. 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of this ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

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

(10) U.S. TAX REFORM

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, decreasing U.S. corporate income tax rates to 21.0% from 35.0%. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a blended U.S. statutory federal rate of approximately 24.5% for the Company's fiscal year ending September 30, 2018, and 21.0% for subsequent fiscal years. In addition, the reduction of the corporate tax rate required the Company to revalue its deferred tax assets and liabilities based on the lower federal tax rate of 21.0%.

As a result of the new legislation, during the quarter ended December 31, 2017, the Company recorded a one-time income tax expense of $548,000 in conjunction with writing down its net deferred tax assets. The impact of using the 24.5% blended federal tax rate for the quarter ended December 31, 2017 versus a 35.0% rate reduced the provision for income taxes by approximately $551,000.

The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimates, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, and any changes in accounting standards for income taxes or related interpretations in response to the Tax Act.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2017.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2017 Form 10-K.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At December 31, 2017, the Company had total assets of $993.90 million and total shareholders’ equity of $114.11 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and any borrowings.  Net interest income is affected by changes in the volume and mix of interest-earning assets, interest earned on those assets, the volume and mix of interest-bearing liabilities and interest paid on those interest-bearing liabilities. Management strives to match the re-pricing characteristics of the interest-earning assets and interest-bearing liabilities to protect net interest income from changes in market interest rates and changes in the shape of the yield curve.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio.

Net income is also affected by non-interest income and non-interest expenses.  For the three month period ended December 31, 2017, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses and other non-interest expenses.  Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2017 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2017 Form 10-K.

Comparison of Financial Condition at December 31, 2017 and September 30, 2017

The Company’s total assets increased by $41.87 million, or 4.4%, to $993.90 million at December 31, 2017 from $952.02 million at September 30, 2017.  The increase in total assets was primarily due to an increase in total cash and cash equivalents, CDs held for investment and net loans receivable. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $14.90 million, or 2.2%, to $705.27 million at December 31, 2017 from $690.36 million at September 30, 2017.  The increase was primarily due to increases in custom and owner/builder one- to four-family construction loans, commercial real estate loans, multi-family construction loans, multi-family loans, commercial construction loans and a decrease in the undisbursed portion of construction loans in process. These increases to net loans receivable were partially offset by a decrease in land loans, speculative one- to four-family construction loans and one- to four-family loans.

Total deposits increased by $38.18 million, or 4.6%, to $876.07 million at December 31, 2017 from $837.90 million at September 30, 2017. The increase was primarily a result of a $36.46 million increase in money market accounts and smaller increases in non-interest bearing demand accounts and savings accounts. These increases were partially offset by decreases in N.O.W. checking accounts and certificates of deposit accounts.

Shareholders’ equity increased by $3.11 million, or 2.8%, to $114.11 million at December 31, 2017 from $111.00 million at September 30, 2017.  The increase in shareholders' equity was primarily due to net income for the three months ended December 31, 2017 and was partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $28.51 million, or 14.9%, to $219.74 million at December 31, 2017 from $191.22 million at September 30, 2017.  The increase was primarily due to a $18.02 million increase in cash and cash equivalents and a $10.49 million increase in CDs held for investment.

Investment Securities:  Investment securities decreased by $82,000, or 1.0%, to $8.30 million at December 31, 2017 from $8.38 million at September 30, 2017. This decrease is primarily due to scheduled amortization and prepayments. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock was unchanged at $1.11 million at both December 31, 2017 and September 30, 2017.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC which was unchanged at $3.00 million at both December 31, 2017 and September 30, 2017. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $14.90 million, or 2.2%, to $705.27 million at December 31, 2017 from $690.36 million at September 30, 2017.  The increase in the portfolio was primarily a result of a $5.72 million increase in custom and owner/builder construction loans, a $4.16 million increase in commercial real estate loans, a $3.27 million increase in multi-family construction loans, a $2.96 million decrease in the amount of undisbursed construction loans in process, a $2.76 million increase in multi-family mortgage loans, a $2.37 million increase in commercial construction loans and smaller increases in other categories. These increases were partially offset by a $2.79 million decrease in land loans, a $2.67 million decrease in speculative one- to four-family construction loans, a $1.17 million decrease in one-to four-family mortgage loans and smaller decreases in other categories.

Loan originations decreased by $7.64 million, or 8.5%, to $82.51 million for the three months ended December 31, 2017 from $90.15 million for the three months ended December 31, 2016.  The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans decreased by $8.29 million, or 34.3%, to $15.91 million for the three months ended December 31, 2017 compared to $24.20 million for the three months ended December 31, 2016.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $111,000, or 0.6%, to $18.31 million at December 31, 2017 from $18.42 million at September 30, 2017.  The decrease was primarily due to normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $414,000, or 12.5%, to $2.89 million at December 31, 2017 from $3.30 million at September 30, 2017. The decrease was primarily due to the disposition of two OREO properties.  At December 31, 2017, total OREO and other repossessed assets consisted of 14 individual real estate properties and one recreational vehicle.  The properties consisted of 12 land parcels totaling $2.03 million, one single-family home with a carrying value of $516,000 and one commercial real estate property with a carrying value of $332,000.

Goodwill:  The recorded amount of goodwill of $5.65 million at December 31, 2017 was unchanged from September 30, 2017.

Deposits: Deposits increased by $38.18 million, or 4.6%, to $876.07 million at December 31, 2017 from $837.90 million at September 30, 2017. This increase was primarily due to a $36.46 million increase in money market account balances, a $4.16 million increase in non-interest bearing demand account balances and a $1.67 million increase in savings account balances. These increases were partially offset by a $2.22 million decrease in certificates of deposit account balances and a $1.89 million decrease in N.O.W. checking account balances. The increase in money market account balances was primarily due a commercial customer making a large deposit ($28.70 million) in December 2017. The majority of this deposit is expected to be withdrawn during January 2018.

Deposits consisted of the following at December 31, 2017 and September 30, 2017 (dollars in thousands):

	December 31, 2017		September 30, 2017
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$210,108	24%	$205,952	25%
N.O.W. checking	218,422	25%	220,315	26%
Savings	142,660	16%	140,987	17%
Money market	156,665	18%	122,877	15%
Money market - brokered	10,796	1%	8,125	1%
Certificates of deposit under $250	118,017	14%	120,844	14%
Certificates of deposit $250 and over	16,208	2%	15,601	2%
Certificates of deposit - brokered	3,198	—%	3,197	—%
Total	$876,074	100%	$837,898	100%

Shareholders’ Equity:  Total shareholders’ equity increased by $3.11 million, or 2.8%, to $114.11 million at December 31, 2017 from $111.00 million at September 30, 2017.  The increase was primarily due to net income of $3.61 million for the three months ended December 31, 2017, which was partially offset by the payment of $810,000 in dividends on the Company's common stock. The Company did not repurchase any shares of its common stock during the three months ended December 31, 2017.

Asset Quality: The non-performing assets to total assets ratio improved to 0.55% at December 31, 2017 from 0.60% at September 30, 2017 as total non-performing assets decreased by $245,000, or 4.3%, to $5.50 million at December 31, 2017 from $5.75 million at September 30, 2017. The decrease was primarily due to a $414,000 decrease in OREO and other repossessed assets, which was partially offset by a $202,000 increase in non-accrual loans.

TDRs on accrual status (which are not included in the non-performing asset totals) decreased by $60,000, or 1.8%, to $3.28 million at December 31, 2017 from $3.34 million at September 30, 2017.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2017 and September 30, 2017 (dollars in thousands):

	December 31, 2017	September 30, 2017
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$947	$874
Commercial	402	213
Land	395	566
Consumer loans:
Home equity and second mortgage	188	258
Commercial business loans	181	—
Total loans accounted for on a non-accrual basis	2,113	1,911

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	2,113	1,911

Non-accrual investment securities	500	533

OREO and other repossessed assets, net (2)	2,887	3,301
Total non-performing assets (3)	$5,500	$5,745

TDRs on accrual status (4)	$3,282	$3,342

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.30%	0.27%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.21%	0.20%

Non-performing assets as a percentage of total assets	0.55%	0.60%

Loans receivable (5)	$714,833	$699,917

Total assets	$993,895	$952,024
___________________________________
(1) As of December 31, 2017 and September 30, 2017, the balance of non-accrual one- to-four family properties included $100 and $100, respectively, in the process of foreclosure.
(2) As of December 31, 2017 and September 30, 2017, the balance of OREO included $516 and $875, respectively, of foreclosed residential real estate property recorded as a result of obtaining physical possession of the property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $199 and $253 reported as non-accrual loans at December 31, 2017 and September 30, 2017, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended December 31, 2017 and 2016

Net income increased by $467,000, or 14.8%, to $3.61 million for the quarter ended December 31, 2017 from $3.15 million for the quarter ended December 31, 2016. Net income per diluted common share increased $0.05, or 11.6%, to $0.48 for the quarter ended December 31, 2017 from $0.43 for the quarter ended December 31, 2016.

The increase in net income for the three months ended December 31, 2017 was primarily due to an increase in net interest income, which was partially offset by a decrease in non-interest income and an increase in non-interest expense. A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $1.12 million, or 13.5%, to $9.43 million for the quarter ended December 31, 2017 from $8.31 million for the quarter ended December 31, 2016. The increase in net interest income was due to an increase in interest income and a decrease in interest expense.

Total interest and dividend income increased by $872,000, or 9.5%, to $10.04 million for the quarter ended December 31, 2017 from $9.16 million for the quarter ended December 31, 2016, primarily due to increases in both the average balance and average yield earned on interest-earning assets. Average total interest-earning assets increased by $51.84 million, or 6.1%, to $901.57 million for the quarter ended December 31, 2017 from $849.73 million for the quarter ended December 31, 2016. Average loans receivable increased by $24.17 million, or 3.5%, while the average yield on loans receivable increased 13 basis points between the periods. In addition, contributing significantly to the increase in total interest and dividend income was a 65 basis point increase in the average yield earned on interest-earning deposits. The average yield on interest-earning assets increased to 4.45% for the quarter ended December 31, 2017 from 4.31% for the quarter ended December 31, 2016, primarily due to increases in short term interest rates as the Federal Reserve increased the Fed Funds rate by 75 basis points during 2017. During the quarter ended December 31, 2017, the Company collected $45,000 in non-accrual interest compared to $21,000 in non-accrual interest collected during the quarter ended December 31, 2016.

Total interest expense decreased by $249,000, or 29.3%, to $601,000 for the quarter ended December 31, 2017 from $850,000 for the quarter ended December 31, 2016. The decrease in interest expense was primarily due to a $307,000 decrease in interest expense on FHLB borrowings, as the Company repaid all FHLB borrowings during the quarter ended June 30, 2017. The decrease in interest expense on FHLB borrowings was partially offset by a $58,000 increase in interest expense on deposits as both the average balance and average cost of interest-bearing deposits increased during the quarter ended December 31, 2017 compared to the quarter ended December 31, 2016.

As a result of these changes, the net interest margin ("NIM") increased to 4.19% for the quarter ended December 31, 2017 from 3.91% for the quarter ended December 31, 2016. The NIM for the current quarter was increased by approximately two basis points due to the collection of non-accrual interest as compared to a one basis point increase for the comparable quarter one year ago.

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

	Three Months Ended December 31,
	2017			2016
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$709,079	$9,328	5.26%	$684,911	$8,788	5.13%
Investment securities (2)	7,395	58	3.14	7,822	70	3.58
Dividends from mutual funds, FHLB stock and other investments	5,056	26	2.04	3,167	24	3.01
Interest-earning deposits	180,038	623	1.37	153,831	281	0.72
Total interest-earning assets	901,568	10,035	4.45	849,731	9,163	4.31
Non-interest-earning assets	60,128			57,105
Total assets	$961,696			$906,836

Interest-bearing liabilities:
Savings	$141,266	21	0.06	$127,656	18	0.06
Money market	136,466	132	0.38	120,311	97	0.32
N.O.W. checking	212,550	113	0.21	202,385	118	0.23
Certificates of deposit	138,687	335	0.96	147,433	310	0.83
Long-term borrowings (3)	—	—	—	30,000	307	4.07
Total interest-bearing liabilities	628,969	601	0.38	627,785	850	0.54
Non-interest-bearing deposits	216,907			176,768
Other liabilities	3,732			4,495
Total liabilities	849,608			809,048
Shareholders' equity	112,088			97,788
Total liabilities and
shareholders' equity	$961,696			$906,836

Net interest income		$9,434			$8,313

Interest rate spread			4.07%			3.77%
Net interest margin (4)			4.19%			3.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			143.34%			135.35%

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

	Three months ended December 31, 2017 compared to three months ended December 31, 2016 increase (decrease) due to
	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$225	$315	$540
Investment securities	(8)	(4)	(12)
Dividends from mutual funds, FHLB stock and other investments	(9)	11	2
Interest-earning deposits	287	55	342
Total net increase in income on interest-earning assets	495	377	872

Interest-bearing liabilities:
Savings	1	2	3
Money market	21	14	35
N.O.W. checking	(11)	6	(5)
Certificates of deposit	44	(19)	25
Long term FHLB borrowings	(153)	(154)	(307)
Total net decrease in expense on interest-bearing liabilities	(98)	(151)	(249)

Net increase in net interest income	$593	$528	$1,121

Provision for Loan Losses:  There was no provision for loan losses for the quarters ended December 31, 2017 and 2016, as improved overall credit quality measures have been sufficient to cover any additional reserves needed for growth and changes in the mix of the loan portfolio. For the quarter ended December 31, 2017 there were net recoveries of $12,000 compared to net charge-offs of $57,000 for the quarter ended September 30, 2017 and net recoveries of $17,000 for the quarter ended December 31, 2016. Non-accrual loans increased by $202,000, or 10.6%, to $2.11 million at December 31, 2017, from $1.91 million at September 30, 2017 and decreased by $251,000, or 10.6%, from $2.36 million at December 31, 2016. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $707,000, or 29.3%, to $3.12 million at December 31, 2017, from $2.41 million at September 30, 2017 and decreased by $940,000, or 23.2%, from $4.06 million one year ago.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at December 31, 2017 was $435,000 compared to $476,000 at September 30, 2017 and $756,000 at December 31, 2016.

Based on its comprehensive analysis, management believes the allowance for loan losses of $9.57 million at December 31, 2017 (1.34% of loans receivable and 452.7% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $9.55 million (1.36% of loans receivable and 499.9% of non-performing loans) at September 30, 2017 and $9.84 mil1ion (1.45% of loans receivable and 393.9% of non-performing loans) at December 31, 2016. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income decreased slightly by $79,000, or 2.5%, to $3.14 million for the quarter ended December 31, 2017 from $3.22 million for the quarter ended December 31, 2016. The decrease in non-interest income was primarily due to a $168,000 decrease in gain on sale of loans, net, and smaller decreases in several other categories. These decreases were partially offset by a $74,000 increase in services charges on deposits and smaller increases in several other categories. The decrease in gain on sale of loans was primarily due to a decrease in the dollar volume of fixed-rate one- to four-family loans sold during the current quarter. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines.

Non-interest Expense:  Total non-interest expense increased by $366,000, or 5.4%, to $7.18 million for the quarter ended December 31, 2017 from $6.81 million for the quarter ended December 31, 2016.  The increased expense was primarily due to a $270,000 increase in salaries and employee benefits expense, an $83,000 increase in OREO and other repossessed assets expense and smaller increases in several other categories. The increase in salary and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending personnel. The increase in OREO and other repossessed assets expense was primarily due to market value write-downs on two real estate properties and one personal property during the quarter.

The efficiency ratio for the current quarter improved to 57.08% from 59.07% for the comparable quarter one year ago as the increases in revenue outpaced the increase in non-interest expense.

Provision for Income Taxes: The provision for income taxes increased by $209,000, or 13.3%, to $1.78 million for the quarter ended December 31, 2017 from $1.57 million for the quarter ended December 31, 2016, primarily as a result of increased income before income taxes and the Tax Act. As a result of the Tax Act (which decreases the federal corporate income tax rate to 21.0% from 35.0%), Timberland recorded a one-time income tax expense of $548,000 in conjunction with writing down its net deferred tax assets ("DTA"). Since Timberland is a September 30th fiscal year-end corporation, it will use a blended tax rate of 24.5% to calculate current income tax expense for the fiscal year ending September 30, 2018 and then use a 21.0% rate thereafter. The impact of using the 24.5% blended tax rate for the current quarter versus a 35.0% tax rate reduced the provision for income tax expense by approximately $551,000 and offset the one-time DTA write-down. The Company's effective tax rate was 33.01% for the quarter ended December 31, 2017 and 33.31% for the quarter ended December 31, 2016. For additional information, see Note 10 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Liquidity

The Company’s primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing investment securities, maturing CDs held for investment and FHLB borrowings (if needed).  While maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2017, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 25.47%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $28.51 million, or 14.9%, to $219.74 million at December 31, 2017 from $191.22 million at September 30, 2017. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2017, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $32.0 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At December 31, 2017, the Bank had $32.00 million pledged under the LOC, which left $268.20 million available for additional FHLB borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At December 31, 2017, the Bank had $71.19 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At December 31, 2017, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At December 31, 2017, the Bank had loan commitments totaling $65.14 million and undisbursed construction loans in process totaling $79.45 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from December 31, 2017 totaled $74.18 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At December 31, 2017, the Bank had $3.20 million in brokered CDs.

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

Based on its capital levels at December 31, 2017, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2017, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at December 31, 2017 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$106,583	11.16%	$38,209	4.00%	$47,761	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	106,583	16.04	29,900	4.50	43,188	6.50

Tier 1 capital	106,583	16.04	39,866	6.00	53,155	8.00

Total capital	114,903	17.29	53,155	8.00	66,444	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases each year until fully implemented to an amount equal to 2.5% of risk weighted assets in January 2019. At December 31, 2017, the conservation buffer was 1.25%.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets, the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at December 31, 2017, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2017 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$109,592	11.45%

Risk-based Capital Ratios:
Common equity tier 1 capital	109,592	16.49

Tier 1 capital	109,592	16.49

Total capital	117,917	17.74

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2017	2016
PERFORMANCE RATIOS:
Return on average assets	1.50%	1.39%
Return on average equity	12.90%	12.87%
Net interest margin	4.19%	3.91%
Efficiency ratio	57.08%	59.07%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2017.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s
2017 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

There were no shares repurchased by the Company during the quarter ended December 31, 2017. On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of December 31, 2017, a total of 130,788 shares had been repurchased at an average price of $11.69 per share and there were 221,893 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of the Registrant (2)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.4	2003 Stock Option Plan (5)
10.5	Form of Incentive Stock Option Agreement (6)
10.6	Form of Non-qualified Stock Option Agreement (6)
10.8	Employment Agreement with Michael R. Sand (7)
10.9	Employment Agreement with Dean J. Brydon (7)
10.10	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

_________________

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 1, 2017.

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 16, 2007.

(4)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(5)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(6)	Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).

(7)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

(8)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: February 8, 2018	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2018	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements