Form 10-Q
period 2018-03-31
TIMBERLAND BANCORP INC
filed 2018-05-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT MAY 1, 2018
Common stock, $.01 par value	7,392,827

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2018 and September 30, 2017
(Dollars in thousands, except per share amounts)

	March 31, 2018	September 30, 2017
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$15,508	$17,447
Interest-bearing deposits in banks	153,897	130,741
Total cash and cash equivalents	169,405	148,188

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	52,938	43,034
Investment securities held to maturity, at amortized cost (estimated fair value $8,553 and $7,744)	8,070	7,139
Investment securities available for sale, at fair value	1,193	1,241
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,107	1,107
Other investments, at cost	3,000	3,000
Loans held for sale	3,981	3,599
Loans receivable, net of allowance for loan losses of $9,544 and $9,553	708,568	690,364
Premises and equipment, net	18,053	18,418
Other real estate owned (“OREO”) and other repossessed assets, net	2,221	3,301
Accrued interest receivable	2,655	2,520
Bank owned life insurance (“BOLI”)	19,539	19,266
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,910	1,825
Other assets	2,911	3,372
Total assets	$1,001,201	$952,024

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$222,302	$205,952
Interest-bearing	658,109	631,946
Total deposits	880,411	837,898

Other liabilities and accrued expenses	2,947	3,126
Total liabilities	883,358	841,024
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2018 and September 30, 2017
(Dollars in thousands, except per share amounts)

	March 31, 2018	September 30, 2017
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; 50,000,000 shares authorized; 7,390,227 shares issued and outstanding - March 31, 2018 7,361,077 shares issued and outstanding - September 30, 2017	13,891	13,286
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(265)	(397)
Retained earnings	104,349	98,235
Accumulated other comprehensive loss	(132)	(124)
Total shareholders’ equity	117,843	111,000
Total liabilities and shareholders’ equity	$1,001,201	$952,024
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2018 and 2017
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Interest and dividend income
Loans receivable and loans held for sale	$9,484	$8,840	$18,812	$17,628
Investment securities	39	68	96	138
Dividends from mutual funds, FHLB stock and other investments	26	12	52	37
Interest-bearing deposits in banks and CDs	741	379	1,364	660
Total interest and dividend income	10,290	9,299	20,324	18,463

Interest expense
Deposits	666	545	1,266	1,088
FHLB borrowings	—	302	—	610
Total interest expense	666	847	1,266	1,698

Net interest income	9,624	8,452	19,058	16,765

Recapture of loan losses	—	(250)	—	(250)

Net interest income after recapture of loan losses	9,624	8,702	19,058	17,015

Non-interest income
Recoveries (other than temporary impairment "OTTI") on investment securities	14	—	41	—
Adjustment for portion of OTTI transferred from other comprehensive income before income taxes	—	—	(5)	—
Net recoveries on investment securities	14	—	36	—
Service charges on deposits	1,132	1,090	2,310	2,195
ATM and debit card interchange transaction fees	883	793	1,727	1,593
BOLI net earnings	137	136	273	273
Gain on sales of loans, net	470	406	992	1,095
Escrow fees	52	64	112	140
Servicing income on loans sold	117	99	233	196
Other, net	277	263	536	576
Total non-interest income, net	3,082	2,851	6,219	6,068

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2018 and 2017
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Non-interest expense
Salaries and employee benefits	$4,001	$3,755	$7,950	$7,435
Premises and equipment	799	776	1,567	1,531
Gain on sales of premises and equipment, net	(113)	—	(113)	—
Advertising	176	167	386	329
OREO and other repossessed assets, net	91	(12)	204	18
ATM and debit card interchange transaction fees	318	350	648	662
Postage and courier	131	120	237	214
State and local taxes	168	152	329	308
Professional fees	243	199	460	399
Federal Deposit Insurance Corporation ("FDIC") insurance	75	107	141	221
Loan administration and foreclosure	92	(1)	171	93
Data processing and telecommunications	495	464	962	914
Deposit operations	252	240	530	549
Other	493	540	925	995
Total non-interest expense	7,221	6,857	14,397	13,668

Income before income taxes	5,485	4,696	10,880	9,415

Provision for income taxes	1,216	1,568	2,997	3,140

Net income	$4,269	$3,128	$7,883	$6,275

Net income per common share
Basic	$0.58	$0.44	$1.08	$0.90
Diluted	$0.57	$0.42	$1.05	$0.86

Weighted average common shares outstanding
Basic	7,328,127	7,135,083	7,320,243	6,997,420
Diluted	7,512,058	7,379,353	7,510,092	7,306,644

Dividends paid per common share	$0.13	$0.11	$0.24	$0.20

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Comprehensive income
Net income	$4,269	$3,128	$7,883	$6,275
Unrealized holding loss on investment securities available for sale, net of income taxes of ($2), $0, ($4) and ($14), respectively	(18)	—	(25)	(27)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $5, $0, ($2) and $0, respectively	15	—	(6)	—
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $0, $0, $1 and $0, respectively	—	—	4	—
Accretion of OTTI on investment securities held to maturity, net of income taxes of $2, $6, $6 and $12, respectively	7	11	19	24
Total other comprehensive income (loss), net of income taxes	4	11	(8)	(3)

Total comprehensive income	$4,273	$3,139	$7,875	$6,272

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2018 and 2017
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2016	6,943,868	$9,961	$(661)	$87,709	$(175)	$96,834
Net income	—	—	—	6,275	—	6,275
Other comprehensive loss	—	—	—	—	(3)	(3)
Exercise of stock warrant	370,899	2,496	—	—	—	2,496
Exercise of stock options	30,710	193	—	—	—	193
Common stock dividends ($0.20 per common share)	—	—	—	(1,434)	—	(1,434)
Earned ESOP shares, net of income taxes	—	142	132	—	—	274
Stock option compensation expense	—	194	—	—	—	194
Balance, March 31, 2017	7,345,477	12,986	(529)	92,550	(178)	104,829

Balance, September 30, 2017	7,361,077	13,286	(397)	98,235	(124)	111,000
Net income	—	—	—	7,883	—	7,883
Other comprehensive loss	—	—	—	—	(8)	(8)
Exercise of stock options	29,150	234	—	—	—	234
Common stock dividends ($0.24 per common share)	—	—	—	(1,769)	—	(1,769)
Earned ESOP shares, net of income taxes	—	284	132	—	—	416
Stock option compensation expense	—	87	—	—	—	87
Balance, March 31, 2018	7,390,227	$13,891	$(265)	$104,349	$(132)	$117,843
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2018 and 2017
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income	$7,883	$6,275
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of loan losses	—	(250)
Depreciation	621	640
Earned ESOP shares	416	274
Stock option compensation expense	87	194
Net recoveries on investment securities	(36)	—
Gain on sales of OREO and other repossessed assets, net	(93)	(53)
Provision for OREO losses	224	76
Gain on sales of loans, net	(992)	(1,095)
Gain on sales of premises and equipment, net	(113)	—
Loans originated for sale	(30,608)	(40,304)
Proceeds from sales of loans	31,218	39,205
Amortization of MSRs	242	248
BOLI net earnings	(273)	(273)
Increase in deferred loan origination fees	49	22
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(209)	(582)
Net cash provided by operating activities	8,416	4,377

Cash flows from investing activities
Net increase in CDs held for investment	(9,904)	66
Proceeds from maturities and prepayments of investment securities held to maturity	266	266
Purchase of investment securities held to maturity	(1,111)	—
Proceeds from maturities and prepayments of investment securities available for sale	19	30
Purchase of FHLB stock	—	(103)
Increase in loans receivable, net	(18,416)	(12,973)
Additions to premises and equipment	(606)	(2,494)
Proceeds from sales of premises and equipment	463	—
Proceeds from sales of OREO and other repossessed assets	1,112	1,357
Net cash used in investing activities	(28,177)	(13,851)
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2018 and 2017
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2018	2017
Cash flows from financing activities
Net increase in deposits	$42,513	$47,318
Proceeds from exercise of stock options	234	193
Proceeds from exercise of stock warrant	—	2,496
Payment of dividends	(1,769)	(1,434)
Net cash provided by financing activities	40,978	48,573

Net increase in cash and cash equivalents	21,217	39,099
Cash and cash equivalents
Beginning of period	148,188	108,941
End of period	$169,405	$148,040

Supplemental disclosure of cash flow information
Income taxes paid	$2,208	$3,158
Interest paid	1,243	1,691

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$163	$268
Other comprehensive loss related to investment securities	(8)	(3)
See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (“2017 Form 10-K”).  The unaudited consolidated results of operations for the six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2018.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2018 presentation with no change to net income or total shareholders’ equity as previously reported.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of March 31, 2018 and September 30, 2017 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2018
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$1,547	$9	$(18)	$1,538
Private label residential	527	568	(2)	1,093
U.S. Treasury and U.S government agency securities	5,996	—	(74)	5,922
Total	$8,070	$577	$(94)	$8,553

Available for sale
MBS: U.S. government agencies	$252	$10	$—	$262
Mutual funds	1,000	—	(69)	931
Total	$1,252	$10	$(69)	$1,193

September 30, 2017
Held to maturity
MBS:
U.S. government agencies	$532	$11	$(1)	$542
Private label residential	599	596	(2)	1,193
U.S. Treasury and U.S. government agency securities	6,008	10	(9)	6,009
Total	$7,139	$617	$(12)	$7,744

Available for sale
MBS: U.S. government agencies	$271	$18	$—	$289
Mutual funds	1,000	—	(48)	952
Total	$1,271	$18	$(48)	$1,241

Held to maturity and available for sale investment securities with unrealized losses were as follows for March 31, 2018 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$1,063	$(18)	2	$71	$—	5	$1,134	$(18)
Private label residential	—	—	—	76	(2)	10	76	(2)
U.S. Treasury and U.S. government agency securities	5,922	(74)	2	—	—	—	5,922	(74)
Total	$6,985	$(92)	4	$147	$(2)	15	$7,132	$(94)

Available for sale
MBS: U.S. government agency	$35	$—	1	$—	$—	—	$35	$—
Mutual funds	—	—	—	931	(69)	1	931	(69)
Total	$35	$—	1	$931	$(69)	1	$966	$(69)

Held to maturity and available for sale investment securities with unrealized losses were as follows for September 30, 2017 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$—	$—	—	$114	$(1)	6	$114	$(1)
Private label residential	—	—	—	85	(2)	10	85	(2)
U.S. Treasury and U.S. government agency securities	2,984	(9)	1	—	—	—	2,984	(9)
Total	$2,984	$(9)	1	$199	$(3)	16	$3,183	$(12)

Available for sale
Mutual funds	$—	$—	—	$952	$(48)	1	$952	$(48)
Total	$—	$—	—	$952	$(48)	1	$952	$(48)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of March 31, 2018, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of March 31, 2018 and 2017:

	Range		Weighted
	Minimum	Maximum	Average
March 31, 2018
Constant prepayment rate	6.00%	15.00%	11.01%
Collateral default rate	—%	11.85%	5.04%
Loss severity rate	—%	72.00%	38.32%

March 31, 2017
Constant prepayment rate	6.00%	15.00%	12.25%
Collateral default rate	0.10%	13.61%	5.17%
Loss severity rate	5.00%	76.00%	45.14%

The following table presents the OTTI recoveries (losses) for the three and six months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$14	$—	$—	$—
Adjustment for portion of OTTI transferred from other comprehensive income before income taxes (1)	—	—	—	—
Net recoveries recognized in earnings (2)	$14	$—	$—	$—

	Six Months Ended March 31, 2018		Six Months Ended March 31, 2017
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$41	$—	$—	$—
Adjustment for portion of OTTI transferred from other comprehensive income before income taxes (1)	(5)	—	—	—
Net recoveries recognized in earnings (2)	$36	$—	$—	$—
_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the six months ended March 31, 2018 and 2017 (dollars in thousands):

	Six Months Ended March 31,
	2018	2017
Beginning balance of credit loss	$1,301	$1,505
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	13	—
Subtractions:
Realized losses previously recorded as credit losses	(41)	(36)
Recovery of prior credit loss	(35)	—
Ending balance of credit loss	$1,238	$1,469

During the three months ended March 31, 2018, the Company recorded a $19,000 net realized loss (as a result of the securities being deemed worthless) on 15 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the six months ended March 31, 2018, the Company recorded a $41,000 net realized loss (as a result of securities being deemed worthless) on 15 held to maturity residential MBS, of which the entire amount had been previously recognized as a credit loss. During the three months ended March 31, 2017, the Company recorded a $23,000 net realized loss (as a result of the securities being deemed worthless) on 12 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the six months ended March 31, 2017, the Company recorded a $36,000 net realized loss (as a result of securities being deemed worthless) on 15 held to maturity residential MBS, of which the entire amount had been previously recognized as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $7.80 million and $6.82 million at March 31, 2018 and September 30, 2017, respectively.

The contractual maturities of debt securities at March 31, 2018 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$—	$—
Due after one year to five years	7,071	6,980	—	—
Due after five years to ten years	43	43	—	—
Due after ten years	956	1,530	252	262
Total	$8,070	$8,553	$252	$262

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

As of March 31, 2018, management believes that there have been no events or changes in the circumstances since May 31, 2017 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at March 31, 2018 and September 30, 2017 (dollars in thousands):

	March 31, 2018		September 30, 2017
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$112,862	14.1%	$118,147	15.1%
Multi-family	55,157	6.9	58,607	7.5
Commercial	341,845	42.8	328,927	41.9
Construction - custom and owner/builder	119,230	14.9	117,641	15.0
Construction - speculative one- to four-family	10,876	1.4	9,918	1.2
Construction - commercial	25,166	3.1	19,630	2.5
Construction - multi-family	24,812	3.1	21,327	2.7
Construction - land development	2,950	0.4	—	—
Land	20,602	2.6	23,910	3.0
Total mortgage loans	713,500	89.3	698,107	88.9

Consumer loans:
Home equity and second mortgage	38,124	4.8	38,420	4.9
Other	3,646	0.5	3,823	0.5
Total consumer loans	41,770	5.3	42,243	5.4

Commercial business loans (2)	43,465	5.4	44,444	5.7

Total loans receivable	798,735	100.0%	784,794	100.0%
Less:
Undisbursed portion of construction loans in process	78,108		82,411
Deferred loan origination fees, net	2,515		2,466
Allowance for loan losses	9,544		9,553
	90,167		94,430
Loans receivable, net	$708,568		$690,364
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $3,981and $3,515 at March 31, 2018 and September 30, 2017, respectively.
(2) Does not include commercial business loans held for sale totaling $0 and $84 at March 31, 2018 and September 30, 2017, respectively.

Allowance for Loan Losses
The following tables set forth information for the three and six months ended March 31, 2018 and 2017 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended March 31, 2018
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,125	$(65)	$—	$—	$1,060
Multi-family	430	(44)	—	—	386
Commercial	4,093	133	(28)	—	4,198
Construction – custom and owner/builder	788	(83)	—	—	705
Construction – speculative one- to four-family	75	21	—	3	99
Construction – commercial	396	49	—	—	445
Construction – multi-family	228	56	—	—	284
Construction - land development	—	48	—	—	48
Land	780	(94)	—	5	691
Consumer loans:
Home equity and second mortgage	958	(13)	—	—	945
Other	129	(8)	(1)	—	120
Commercial business loans	563	—	—	—	563
Total	$9,565	$—	$(29)	$8	$9,544

	Six Months Ended March 31, 2018
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,082	$(22)	$—	$—	$1,060
Multi-family	447	(61)	—	—	386
Commercial	4,184	42	(28)	—	4,198
Construction – custom and owner/builder	699	6	—	—	705
Construction – speculative one- to four-family	128	(40)	—	11	99
Construction – commercial	303	142	—	—	445
Construction – multi-family	173	111	—	—	284
Construction – land development	—	48	—	—	48
Land	918	(236)	—	9	691
Consumer loans:
Home equity and second mortgage	983	(38)	—	—	945
Other	121	—	(2)	1	120
Commercial business loans	515	48	—	—	563
Total	$9,553	$—	$(30)	$21	$9,544

	Three Months Ended March 31, 2017
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,177	$(51)	$—	$—	$1,126
Multi-family	400	80	—	—	480
Commercial	4,523	(199)	(8)	—	4,316
Construction – custom and owner/builder	636	59	—	—	695
Construction – speculative one- to four-family	100	(15)	—	—	85
Construction – commercial	282	(14)	—	—	268
Construction – multi-family	385	(289)	—	—	96
Land	836	106	—	5	947
Consumer loans:
Home equity and second mortgage	859	98	—	—	957
Other	156	(26)	(1)	1	130
Commercial business loans	489	1	—	—	490
Total	$9,843	$(250)	$(9)	$6	$9,590

	Six Months Ended March 31, 2017
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,239	$(134)	$—	$21	$1,126
Multi-family	473	7	—	—	480
Commercial	4,384	(55)	(13)	—	4,316
Construction – custom and owner/builder	619	76	—	—	695
Construction – speculative one- to four-family	130	(45)	—	—	85
Construction – commercial	268	—	—	—	268
Construction – multi-family	316	(220)	—	—	96
Land	820	119	(2)	10	947
Consumer loans:
Home equity and second mortgage	939	18	—	—	957
Other	156	(24)	(4)	2	130
Commercial business loans	482	8	—	—	490
Total	$9,826	$(250)	$(19)	$33	$9,590

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at March 31, 2018 and September 30, 2017 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2018
Mortgage loans:
One- to four-family	$—	$1,060	$1,060	$1,318	$111,544	$112,862
Multi-family	—	386	386	—	55,157	55,157
Commercial	—	4,198	4,198	2,578	339,267	341,845
Construction – custom and owner/builder	—	705	705	—	69,073	69,073
Construction – speculative one- to four-family	—	99	99	—	3,968	3,968
Construction – commercial	—	445	445	—	17,788	17,788
Construction – multi-family	—	284	284	—	12,613	12,613
Construction - land development	—	48	48	—	1,484	1,484
Land	40	651	691	640	19,962	20,602
Consumer loans:
Home equity and second mortgage	293	652	945	479	37,645	38,124
Other	—	120	120		3,646	3,646
Commercial business loans	63	500	563	181	43,284	43,465
Total	$396	$9,148	$9,544	$5,196	$715,431	$720,627

September 30, 2017
Mortgage loans:
One- to four-family	$—	$1,082	$1,082	$1,443	$116,704	$118,147
Multi-family	—	447	447	—	58,607	58,607
Commercial	26	4,158	4,184	3,873	325,054	328,927
Construction – custom and owner/builder	—	699	699	—	63,538	63,538
Construction – speculative one- to four-family	—	128	128	—	4,639	4,639
Construction – commercial	—	303	303	—	11,016	11,016
Construction – multi-family	—	173	173	—	6,912	6,912
Land	125	793	918	1,119	22,791	23,910
Consumer loans:
Home equity and second mortgage	325	658	983	557	37,863	38,420
Other	—	121	121	—	3,823	3,823
Commercial business loans	—	515	515	—	44,444	44,444
Total	$476	$9,077	$9,553	$6,992	$695,391	$702,383

The following tables present an analysis of loans by aging category and portfolio segment at March 31, 2018 and September 30, 2017 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2018
Mortgage loans:
One- to four-family	$—	$247	$801	$—	$1,048	$111,814	$112,862
Multi-family	—	—	—	—	—	55,157	55,157
Commercial	796	—	370	—	1,166	340,679	341,845
Construction – custom and owner/builder	—	—	—	—	—	69,073	69,073
Construction – speculative one- to four- family	—	—	—	—	—	3,968	3,968
Construction – commercial	—	—	—	—	—	17,788	17,788
Construction – multi-family	—	—	—	—	—	12,613	12,613
Construction – land development	—	—	—	—	—	1,484	1,484
Land	113	—	395	—	508	20,094	20,602
Consumer loans:
Home equity and second mortgage	52	24	185	—	261	37,863	38,124
Other	—	—	—	—	—	3,646	3,646
Commercial business loans	123	—	181	—	304	43,161	43,465
Total	$1,084	$271	$1,932	$—	$3,287	$717,340	$720,627

September 30, 2017
Mortgage loans:
One- to four-family	$193	$—	$874	$—	$1,067	$117,080	$118,147
Multi-family	—	—	—	—	—	58,607	58,607
Commercial	—	107	213	—	320	328,607	328,927
Construction – custom and owner/ builder	—	—	—	—	—	63,538	63,538
Construction – speculative one- to four- family	—	—	—	—	—	4,639	4,639
Construction – commercial	—	—	—	—	—	11,016	11,016
Construction – multi-family	—	—	—	—	—	6,912	6,912
Land	—	—	566	—	566	23,344	23,910
Consumer loans:
Home equity and second mortgage	56	—	258	—	314	38,106	38,420
Other	36	—	—	—	36	3,787	3,823
Commercial business loans	110	—	—	—	110	44,334	44,444
Total	$395	$107	$1,911	$—	$2,413	$699,970	$702,383
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At March 31, 2018 and September 30, 2017, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at March 31, 2018 and September 30, 2017 (dollars in thousands):

	Loan Grades
March 31, 2018	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$109,041	$1,466	$591	$1,764	$112,862
Multi-family	55,157	—	—	—	55,157
Commercial	331,579	5,993	3,507	766	341,845
Construction – custom and owner/builder	67,818	1,255	—	—	69,073
Construction – speculative one- to four-family	3,968	—	—	—	3,968
Construction – commercial	17,788	—	—	—	17,788
Construction – multi-family	12,613	—	—	—	12,613
Construction – land development	1,484	—	—	—	1,484
Land	17,429	1,005	1,773	395	20,602
Consumer loans:
Home equity and second mortgage	37,623	147	—	354	38,124
Other	3,611	—	—	35	3,646
Commercial business loans	43,203	26	55	181	43,465
Total	$701,314	$9,892	$5,926	$3,495	$720,627

September 30, 2017
Mortgage loans:
One- to four-family	$115,481	$422	$644	$1,600	$118,147
Multi-family	56,857	—	1,750	—	58,607
Commercial	318,717	6,059	3,540	611	328,927
Construction – custom and owner/builder	63,210	328	—	—	63,538
Construction – speculative one- to four-family	4,639	—	—	—	4,639
Construction – commercial	11,016	—	—	—	11,016
Construction – multi-family	6,912	—	—	—	6,912
Land	20,528	1,022	1,794	566	23,910
Consumer loans:
Home equity and second mortgage	37,828	152	—	440	38,420
Other	3,787	—	—	36	3,823
Commercial business loans	43,416	973	55	—	44,444
Total	$682,391	$8,956	$7,783	$3,253	$702,383

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

The following table is a summary of information related to impaired loans by portfolio segment as of March 31, 2018 and for the three and six months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,318	$1,464	$—	$1,371	$1,395	$22	$42	$19	$36
Commercial	2,578	2,606	—	2,365	2,232	52	75	45	62
Land	445	537	—	245	262	6	6	5	5
Consumer loans:
Home equity and second mortgage	185	185	—	187	165	1	3	1	3
Subtotal	4,526	4,792	—	4,168	4,054	81	126	70	106

With an allowance recorded:
Mortgage loans:
One- to four-family	—	—	—	22	15	—	—	—	—
Commercial	—	—	—	947	1,266	—	27	—	21
Land	195	195	40	547	639	—	9	—	8
Consumer loans:
Home equity and second mortgage	294	294	293	295	341	6	12	6	10
Commercial business loans	181	181	63	181	121	—	—	—	—
Subtotal	670	670	396	1,992	2,382	6	48	6	39

Total:
Mortgage loans:
One- to four-family	1,318	1,464	—	1,393	1,410	22	42	19	36
Commercial	2,578	2,606	—	3,312	3,498	52	102	45	83
Land	640	732	40	792	901	6	15	5	13
Consumer loans:
Home equity and second mortgage	479	479	293	482	506	7	15	7	13
Commercial business loans	181	181	63	181	121	—	—	—	—
Total	$5,196	$5,462	$396	$6,160	$6,436	$87	$174	$76	$145
______________________________________________

(1)	For the three months ended March 31, 2018.

(2)	For the six months ended March 31, 2018.

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
______________________________________________
(1) For the year ended September 30, 2017.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.13 million and $3.60 million in TDRs included in impaired loans at March 31, 2018 and September 30, 2017, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDRs at March 31, 2018 and September 30, 2017 was $0 and $10,000, respectively. There were no TDRs for which there was a payment default within the first 12 months of the modification during the six months ended March 31, 2018.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of March 31, 2018 and September 30, 2017 (dollars in thousands):

	March 31, 2018
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$516	$—	$516
Commercial	2,208	—	2,208
Land	246	155	401
Total	$2,970	$155	$3,125

	September 30, 2017
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$569	$—	$569
Commercial	2,219	—	2,219
Land	554	253	807
Total	$3,342	$253	$3,595

There was one new TDR during the six months ended March 31, 2018 as a result of a reduction in the face amount of the debt on a land loan. This TDR had a pre-modification balance of $214,000, a post-modification balance of $155,000 and a balance at March 31, 2018 of $155,000. There were no new TDRs during the year ended September 30, 2017.

(5) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At March 31, 2018 and 2017, there were 49,019 and 81,944 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and six months ended March 31, 2018 and 2017 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Basic net income per common share computation
Numerator – net income	$4,269	$3,128	$7,883	$6,275

Denominator – weighted average common shares outstanding	7,328,127	7,135,083	7,320,243	6,997,420

Basic net income per common share	$0.58	$0.44	$1.08	$0.90

Diluted net income per common share computation
Numerator – net income	$4,269	$3,128	$7,883	$6,275

Denominator – weighted average common shares outstanding	7,328,127	7,135,083	7,320,243	6,997,420
Effect of dilutive stock options (1)	183,931	159,947	189,849	149,608
Effect of dilutive stock warrant (2)	—	84,323	—	159,616
Weighted average common shares outstanding - assuming dilution	7,512,058	7,379,353	7,510,092	7,306,644

Diluted net income per common share	$0.57	$0.42	$1.05	$0.86
____________________________________________
(1) For the three and six months ended March 31, 2018, average options to purchase 58,000 and 58,063 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three and six months ended March 31, 2017, all outstanding options were included in the computation of diluted net income per share.

(2) Represented a warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018 (the "Warrant"). On January 31, 2017, the Warrant was exercised and 370,899 shares of the Company's common stock were issued in exchange for $2.50 million.

(6) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three and six months ended March 31, 2018 and 2017 are as follows (dollars in thousands):

	Three Months Ended March 31, 2018
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(26)	$(110)	$(136)
Net change	(18)	22	4
Balance of AOCI at the end of period	$(44)	$(88)	$(132)

	Six Months Ended March 31, 2018
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(19)	$(105)	$(124)
Net change	(25)	17	(8)
Balance of AOCI at the end of period	$(44)	$(88)	$(132)

	Three Months Ended March 31, 2017
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(23)	$(166)	$(189)
Net change	—	11	11
Balance of AOCI at the end of period	$(23)	$(155)	$(178)

	Six Months Ended March 31, 2017
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$4	$(179)	$(175)
Net change	(27)	24	(3)
Balance of AOCI at the end of period	$(23)	$(155)	$(178)

__________________________
(1) All amounts are net of income taxes.

(7) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of 10 years from the date of grant. At March 31, 2018, there were 116,866 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan.

At both March 31, 2018 and 2017, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the six months ended March 31, 2018 and 2017.

Stock option activity for the six months ended March 31, 2018 and 2017 is summarized as follows:

	Six Months Ended March 31, 2018		Six Months Ended March 31, 2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	380,120	$13.23	373,130	$9.82
Exercised	(29,150)	8.05	(30,710)	6.30
Forfeited	(4,650)	11.64	(4,200)	4.60
Options outstanding, end of period	346,320	$13.69	338,220	$10.21

The aggregate intrinsic value of options exercised during the six months ended March 31, 2018 and 2017 was $613,000 and $413,000, respectively.

At March 31, 2018, there were 198,050 unvested options with an aggregate grant date fair value of $484,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2018 was $2.62 million.  There were 29,500 options with an aggregate grant date fair value of $75,000 that vested during the six months ended March 31, 2018.

At March 31, 2017, there were 216,750 unvested options with an aggregate grant date fair value of $424,000. There were 33,700 options with an aggregate grant date fair value of $82,000 that vested during the six months ended March 31, 2017.

Additional information regarding options outstanding at March 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	6,000	$4.28	2.6	6,000	$4.28	2.6
5.86 - 6.00	30,900	5.95	4.6	30,900	5.95	4.6
9.00	73,900	9.00	5.6	55,700	9.00	5.6
10.26 - 10.71	124,920	10.58	7.0	46,670	10.54	6.9
15.67	52,600	15.67	8.5	9,000	15.67	8.5
29.69	58,000	29.69	9.5	—	N/A	N/A
	346,320	$13.69	7.1	148,270	$9.06	5.8

The aggregate intrinsic value of options outstanding at March 31, 2018 and 2017 was $5.79 million and $4.12 million, respectively.

As of March 31, 2018, unrecognized compensation cost related to non-vested stock options was $404,000, which is expected to be recognized over a weighted average life of 2.16 years.

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

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2018 and September 30, 2017. The Company's assets measured at estimated fair value on a recurring basis at March 31, 2018 and September 30, 2017 were as follows (dollars in thousands):

March 31, 2018	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$262	$—	$262
Mutual funds	931	—	—	931
Total	$931	$262	$—	$1,193

September 30, 2017	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$289	$—	$289
Mutual funds	952	—	—	952
Total	$952	$289	$—	$1,241

There were no transfers among Level 1, Level 2 and Level 3 during the six months ended March 31, 2018 and the year ended September 30, 2017.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2018 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
Land	$—	$—	$155
Consumer loans:
Home equity and second mortgage	—	—	1
Commercial business loans	—	—	118
Total impaired loans	—	—	274
Investment securities – held to maturity:
MBS - private label residential	—	9	—

OREO and other repossessed assets	—	—	2,221
Total	$—	$9	$2,495

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of March 31, 2018 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$274	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$2,221	Market approach	Lower of appraised value or listing price less selling costs	NA

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

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of March 31, 2018 and September 30, 2017.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The recorded amounts and estimated fair values of financial instruments were as follows as of March 31, 2018 and September 30, 2017 (dollars in thousands):

	March 31, 2018
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$169,405	$169,405	$169,405	$—	$—
CDs held for investment	52,938	52,938	52,938	—	—
Investment securities	9,263	9,746	3,869	5,877	—
FHLB stock	1,107	1,107	1,107	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,981	4,047	4,047	—	—
Loans receivable, net	708,568	696,663	—	—	696,663
Accrued interest receivable	2,655	2,655	2,655	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	222,302	222,302	222,302	—	—
Interest-bearing	658,109	658,256	516,032	—	142,224
Total deposits	880,411	880,558	738,334	—	142,224
Accrued interest payable	184	184	184	—	—

	September 30, 2017
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$148,188	$148,188	$148,188	$—	$—
CDs held for investment	43,034	43,034	43,034	—	—
Investment securities	8,380	8,985	3,954	5,031	—
FHLB stock	1,107	1,107	1,107	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,599	3,619	3,619	—	—
Loans receivable, net	690,364	688,332	—	—	688,332
Accrued interest receivable	2,520	2,520	2,520	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	205,952	205,952	205,952	—	—
Interest-bearing	631,946	632,629	492,305	—	140,324
Total deposits	837,898	838,581	698,257	—	140,324
Accrued interest payable	161	161	161	—	—

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740). This ASU was issued to provide guidance on the income tax accounting implications of the Tax Cuts and Jobs Act (the "Tax Act"), and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete but a reasonable estimate could be determined. A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported. Any provisional amounts or subsequent adjustments included in an entity's financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the period the amounts are determined. The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements on Form 10-Q as of December 31, 2017. As of March 31, 2018, the Company did not incur any adjustments to the provisional recognition.

(10) U.S. TAX REFORM

On December 22, 2017, the U.S. government enacted the Tax Act. The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, decreasing U.S. corporate income tax rates to 21.0% from 35.0%. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a blended U.S. statutory federal rate of approximately 24.5% for the Company's fiscal year ending September 30, 2018, and 21.0% for subsequent fiscal years. In addition, the reduction of the corporate tax rate required the Company to revalue its deferred tax assets and liabilities based on the lower federal tax rate of 21.0%.

As a result of the new legislation, during the quarter ended December 31, 2017, the Company recorded a one-time income tax expense of $548,000 in conjunction with writing down its net deferred tax assets. The impact of using the 24.5% blended federal tax rate for the six months ended March 31, 2018 versus a 35.0% rate reduced the provision for income taxes by approximately $1.05 million, which was partially offset by the $548,000 one-time net deferred tax asset write-down.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2018.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At March 31, 2018, the Company had total assets of $1.00 billion and total shareholders’ equity of $117.84 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and six month period ended March 31, 2018, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses and other non-interest expenses.  Non-interest expenses in certain periods are reduced by gains on the sale of premises and equipment. Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at March 31, 2018 and September 30, 2017

The Company’s total assets increased by $49.18 million, or 5.2%, to $1.00 billion at March 31, 2018 from $952.02 million at September 30, 2017.  The increase in total assets was primarily due to an increase in total cash and cash equivalents, CDs held for investment and net loans receivable. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $18.20 million, or 2.6%, to $708.57 million at March 31, 2018 from $690.36 million at September 30, 2017.  The increase was primarily due to increases in commercial real estate loans and construction loans. These increases to net loans receivable were partially offset by decreases in one- to four-family loans, multi-family loans and land loans.

Total deposits increased by $42.51 million, or 5.1%, to $880.41 million at March 31, 2018 from $837.90 million at September 30, 2017. The increase was a result of increases in non-interest bearing account balances, money market account balances, savings account balances, N.O.W. checking account balances and certificate of deposit account balances.

Shareholders’ equity increased by $6.84 million, or 6.2%, to $117.84 million at March 31, 2018 from $111.00 million at September 30, 2017.  The increase in shareholders' equity was primarily due to net income for the six months ended March 31, 2018 and was partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $31.12 million, or 16.3%, to $222.34 million at March 31, 2018 from $191.22 million at September 30, 2017.  The increase was primarily due to a $23.16 million increase in interest-bearing deposits in banks and a $9.90 million increase in CDs held for investment.

Investment Securities:  Investment securities increased by $883,000, or 10.5%, to $9.26 million at March 31, 2018 from $8.38 million at September 30, 2017. This increase was primarily due to the purchase of a $1.11 million U.S. government agency investment security, which was partially offset by scheduled amortization and prepayments. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC which was unchanged at $3.00 million at both March 31, 2018 and September 30, 2017. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $18.20 million, or 2.6%, to $708.57 million at March 31, 2018 from $690.36 million at September 30, 2017.  The increase in the portfolio was primarily a result of a $12.92 million increase in commercial real estate loans, a $5.54 million increase in commercial construction loans, a $4.30 million decrease in the amount of undisbursed construction loans in process, a $3.49 million increase in multi-family construction loans, a $2.95 million increase in land development loans, a $1.59 million increase in custom and owner/builder construction loans and a $958,000 increase in speculative one- to four- family construction loans. These increases were partially offset by a $5.29 million decrease in one-to four-family mortgage loans, a $3.45 million decrease in multi-family loans, a $3.31 million decrease in land loans and smaller decreases in other categories.

Loan originations decreased by $8.14 million, or 4.8%, to $161.51 million for the six months ended March 31, 2018 from $169.65 million for the six months ended March 31, 2017.  The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans decreased by $7.99 million, or 20.4%, to $31.22 million for the six months ended March 31, 2018 compared to $39.21 million for the six months ended March 31, 2017.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $365,000, or 2.0%, to $18.05 million at March 31, 2018 from $18.42 million at September 30, 2017.  The decrease was primarily due the sale of excess land and normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $1.08 million, or 32.7%, to $2.22 million at March 31, 2018 from $3.30 million at September 30, 2017. The decrease was primarily due to the disposition of three OREO properties and one recreational vehicle.  At March 31, 2018, total OREO and other repossessed assets consisted of 13 individual real estate properties. The properties consisted of 12 land parcels totaling $1.93 million and one commercial real estate property with a carrying value of $287,000.

Goodwill:  The recorded amount of goodwill of $5.65 million at March 31, 2018 was unchanged from September 30, 2017.

Deposits: Deposits increased by $42.51 million, or 5.1%, to $880.41 million at March 31, 2018 from $837.90 million at September 30, 2017. This increase was primarily due to a a $16.35 million increase in non-interest bearing demand account balances, a $10.21 million increase in money market account balances, a $6.76 million increase in savings account balances, a $6.76 million increase in N.O.W. checking account balances and a $2.44 million increase in certificate of deposit account balances.

Deposits consisted of the following at March 31, 2018 and September 30, 2017 (dollars in thousands):

	March 31, 2018		September 30, 2017
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$222,302	25.2%	$205,952	24.5%
N.O.W. checking	227,075	25.8%	220,315	26.3%
Savings	147,750	16.8%	140,987	16.8%
Money market	130,844	14.8%	122,877	14.7%
Money market - brokered	10,363	1.2%	8,125	1.0%
Certificates of deposit under $250	121,157	13.8%	120,844	14.4%
Certificates of deposit $250 and over	17,720	2.0%	15,601	1.9%
Certificates of deposit - brokered	3,200	0.4%	3,197	0.4%
Total	$880,411	100.0%	$837,898	100.0%

Shareholders’ Equity:  Total shareholders’ equity increased by $6.84 million, or 6.2%, to $117.84 million at March 31, 2018 from $111.00 million at September 30, 2017.  The increase was primarily due to net income of $7.88 million for the six months ended March 31, 2018, which was partially offset by the payment of $1.77 million in dividends on the Company's common stock. The Company did not repurchase any shares of its common stock during the six months ended March 31, 2018.

Asset Quality: The non-performing assets to total assets ratio improved to 0.46% at March 31, 2018 from 0.60% at September 30, 2017 as total non-performing assets decreased by $1.12 million, or 19.5%, to $4.62 million at March 31, 2018 from $5.75 million at September 30, 2017. The decrease was primarily due to a $1.08 million decrease in OREO and other repossessed assets, which was partially offset by a $21,000 increase in non-accrual loans.

TDRs on accrual status (which are not included in the non-performing asset totals) decreased by $372,000, or 11.1%, to $2.97 million at March 31, 2018 from $3.34 million at September 30, 2017.

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2018 and September 30, 2017 (dollars in thousands):

	March 31, 2018	September 30, 2017
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$801	$874
Commercial	370	213
Land	395	566
Consumer loans:
Home equity and second mortgage	185	258
Commercial business loans	181	—
Total loans accounted for on a non-accrual basis	1,932	1,911

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	1,932	1,911

Non-accrual investment securities	470	533

OREO and other repossessed assets, net (2)	2,221	3,301
Total non-performing assets (3)	$4,623	$5,745

TDRs on accrual status (4)	$2,970	$3,342

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.27%	0.27%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.19%	0.20%

Non-performing assets as a percentage of total assets	0.46%	0.60%

Loans receivable (5)	$718,112	$699,917

Total assets	$1,001,201	$952,024
___________________________________
(1) As of March 31, 2018 and September 30, 2017, the balance of non-accrual one- to-four family properties included $15 and $100, respectively, in the process of foreclosure.
(2) As of March 31, 2018 and September 30, 2017, the balance of OREO included $0 and $875, respectively, of foreclosed residential real estate property recorded as a result of obtaining physical possession of the property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $155 and $253 reported as non-accrual loans at March 31, 2018 and September 30, 2017, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2018 and 2017

Net income increased by $1.14 million, or 36.5%, to $4.27 million for the quarter ended March 31, 2018 from $3.13 million for the quarter ended March 31, 2017. Net income per diluted common share increased $0.15, or 35.7%, to $0.57 for the quarter ended March 31, 2018 from $0.42 for the quarter ended March 31, 2017.

Net income increased by $1.61 million, or 25.6%, to $7.88 million for the six months ended March 31, 2018 from $6.28 million for the six months ended March 31, 2017. Net income per diluted common share increased $0.19, or 22.1%, to $1.05 for the six months ended March 31, 2018 from $0.86 for the six months ended March 31, 2017.

The increase in net income for the three and six months ended March 31, 2018 was primarily due to increases in net interest income and in non-interest income and a decrease in the Company's effective income tax rate. These increases to net income were partially offset by an increase in non-interest expense. A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $1.17 million, or 13.9%, to $9.62 million for the quarter ended March 31, 2018 from $8.45 million for the quarter ended March 31, 2017. The increase in net interest income was due to an increase in interest income and a decrease in interest expense.

Total interest and dividend income increased by $991,000, or 10.7%, to $10.29 million for the quarter ended March 31, 2018 from $9.30 million for the quarter ended March 31, 2017, primarily due to increases in both the average balance and average yield earned on interest-earning assets. Average total interest-earning assets increased by $47.30 million, or 5.4%, to $917.87 million for the quarter ended March 31, 2018 from $870.58 million for the quarter ended March 31, 2017. Average loans receivable increased by $29.00 million, or 4.2%, while the average yield on loans receivable increased 15 basis points between the periods. In addition, contributing significantly to the increase in total interest and dividend income was a 71 basis point increase in the average yield earned on interest-earning deposits in banks and CDs. The average yield on interest-earning assets increased to 4.48% for the quarter ended March 31, 2018 from 4.27% for the quarter ended March 31, 2017, primarily due to increases in short-term interest rates as the Federal Reserve increased the Fed Funds target rate by 75 basis points during 2017 and by another 25 basis points in March 2018. During the quarter ended March 31, 2018, a total of $160,000 in non-accrual interest and pre-payment penalties was collected compared to $205,000 for the quarter ended March 31, 2017. Total interest expense decreased by $181,000, or 21.4%, to $666,000 for the quarter ended March 31, 2018 from $847,000 for the quarter ended March 31, 2017. The decrease in interest expense was primarily due to a $302,000 decrease in interest expense on FHLB borrowings, as the Company repaid FHLB borrowings during the quarter ended June 30, 2017. The decrease in interest expense on FHLB borrowings was partially offset by a $121,000 increase in interest expense on deposits as both the average balance and average cost of interest-bearing deposits increased during the quarter ended March 31, 2018 compared to the quarter ended March 31, 2017. As a result of these changes, the net interest margin ("NIM") increased to 4.19% for the quarter ended March 31, 2018 from 3.88% for the quarter ended March 31, 2017.

Net interest income increased by $2.29 million, or 13.7%, to $19.06 million for the six months ended March 31, 2018 from $16.77 million for the six months ended March 31, 2017. The increase in net interest income was due to an increase in interest income and a decrease in interest expense.

Total interest and dividend income increased by $1.86 million, or 10.1%, to $20.32 million for the six months ended March 31, 2018 from $18.46 million for the six months ended March 31, 2017, primarily due to increases in both the average balance and average yield earned on interest-earning assets. Average total interest-earning assets increased by $49.58 million, or 5.8%, to $909.63 million for the six months ended March 31, 2018 from $860.05 million for the six months ended March 31, 2017. Average loans receivable increased by $26.56 million, or 3.9%, while the average yield on loans receivable increased 15 basis points between periods. In addition, contributing significantly to the increase in total interest and dividend income was a 68 basis point increase in the average yield earned on interest-earning deposits in banks and CDs. The average yield on interest-earning assets increased to 4.47% for the six months ended March 31, 2018 from 4.29% for the six months ended March 31, 2017, primarily due to increases in short-term interest rates as the Federal Reserve increased the Fed Funds target rate by 75 basis points during 2017 and by another 25 basis points in March 2018. During the six months ended March 31, 2018, a total of $281,000 in non-accrual interest and pre-payment penalties was collected compared to $253,000 for the six months ended March 31, 2017. Total interest expense decreased by $432,000, or 25.4%, to $1.27 million for the six months ended March 31, 2018 from $1.70 million for the six months ended March 31, 2017. The decrease in interest expense was primarily do to a $610,000 decrease in interest expense on FHLB borrowings, as the Company repaid all of its FHLB borrowings during the quarter ended June 30, 2017. The decrease in interest expense on FHLB borrowings was partially offset by a $178,000 increase in interest expense on deposits as both the average balance and average cost of interest-bearing deposits increased during the six months ended March 31, 2018 compared to the six months ended March 31, 2017. As a result of these the changes, the NIM increased to 4.19% for the six months ended March 31, 2018 from 3.90% for the six months ended March 31, 2017.

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

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$717,502	$9,484	5.29%	$688,506	$8,840	5.14%
Investment securities (2)	8,146	39	1.92	7,716	68	3.53
Dividends from mutual funds, FHLB stock and other investments	5,044	26	2.06	3,150	12	1.54
Interest-earning deposits in banks and CDs	187,181	741	1.61	171,203	379	0.90
Total interest-earning assets	917,873	10,290	4.48	870,575	9,299	4.27
Non-interest-earning assets	58,590			59,561
Total assets	$976,463			$930,136

Interest-bearing liabilities:
Savings	$143,449	21	0.06	$134,073	19	0.06
Money market	141,594	185	0.53	127,935	107	0.34
N.O.W. checking	217,734	111	0.21	208,736	115	0.22
Certificates of deposit	139,620	349	1.01	144,021	304	0.86
Long-term borrowings (3)	—	—	—	30,000	302	4.08
Total interest-bearing liabilities	642,397	666	0.42	644,765	847	0.52
Non-interest-bearing deposits	214,722			178,977
Other liabilities	3,868			4,208
Total liabilities	860,987			827,950
Shareholders' equity	115,476			102,186
Total liabilities and
shareholders' equity	$976,463			$930,136

Net interest income		$9,624			$8,452

Interest rate spread			4.06%			3.75%
Net interest margin (4)			4.19%			3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			142.88%			135.02%

	Six Months Ended March 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$713,245	$18,812	5.28%	$686,689	$17,628	5.13%
Investment securities (2)	7,766	96	2.47	7,770	138	3.55
Dividends from mutual funds, FHLB stock and other investments	5,050	52	2.06	3,159	37	2.29
Interest-earning deposits in banks and CDs	183,572	1,364	1.49	162,433	660	0.81
Total interest-earning assets	909,633	20,324	4.47	860,051	18,463	4.29
Non-interest-earning assets	59,366			58,317
Total assets	$968,999			$918,368

Interest-bearing liabilities:
Savings	$142,346	42	0.06	$130,829	37	0.06
Money market	139,002	317	0.46	124,081	204	0.33
N.O.W. checking	215,113	224	0.21	205,526	233	0.23
Certificates of deposit	139,148	683	0.98	145,746	614	0.84
Long-term borrowings (3)	—	—	—	30,000	610	4.08
Total interest-bearing liabilities	635,609	1,266	0.40	636,182	1,698	0.54
Non-interest-bearing deposits	215,826			177,860
Other liabilities	3,800			4,363
Total liabilities	855,235			818,405
Shareholders' equity	113,764			99,963
Total liabilities and
shareholders' equity	$968,999			$918,368

Net interest income		$19,058			$16,765

Interest rate spread			4.07%			3.75%
Net interest margin (4)			4.19%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			143.11%			135.19%

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

	Three months ended March 31, 2018 compared to three months ended March 31, 2017 increase (decrease) due to			Six months ended March 31, 2018 compared to six months ended March 31, 2017 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$265	$379	$644	$492	$692	$1,184
Investment securities	(32)	3	(29)	(42)	—	(42)
Dividends from mutual funds, FHLB stock and other investments	6	8	14	1	14	15
Interest-earning deposits	324	38	362	608	96	704
Total net increase in income on interest-earning assets	563	428	991	1,059	802	1,861

Interest-bearing liabilities:
Savings	1	1	2	2	3	5
Money market	65	13	78	77	36	113
N.O.W. checking	(9)	5	(4)	(10)	1	(9)
Certificates of deposit	55	(10)	45	69	—	69
Long term FHLB borrowings	(151)	(151)	(302)	(244)	(366)	(610)
Total net decrease in expense on interest-bearing liabilities	(39)	(142)	(181)	(106)	(326)	(432)

Net increase in net interest income	$602	$570	$1,172	$1,165	$1,128	$2,293

Provision for Loan Losses:  There was no provision for (recapture of) loan losses for the quarter ended March 31, 2018 compared to a $250,000 recapture of loan losses for the quarter ended March 31, 2017. The recapture of loan losses during quarter ended March 31, 2017 was primarily due to a decrease in the specific reserves required for impaired loans and overall improvements in other credit quality metrics. For the quarter ended March 31, 2018 there were net charge-offs of $21,000 compared to a net recovery of $12,000 for the quarter ended December 31, 2017 and net charge-offs of $3,000 for the quarter ended March 31, 2017. Non-accrual loans increased by $21,000 to $1.93 million at March 31, 2018, from $1.91 million at September 30, 2017 and increased by $38,000, or 2.1%, from $1.89 million at March 31, 2017. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $874,000, or 36.2%, to $3.29 million at March 31, 2018, from $2.41 million at September 30, 2017 and increased by $623,000, or 23.4%, from $2.66 million one year ago.

For the six months ended March 31, 2018 there was no provision for (recapture of) loan losses compared to a $250,000 recapture of loan losses for the six months ended March 31, 2017. Net charge-offs for the six months ended March 31, 2018 were $9,000 compared to net recoveries of $14,000 for the six months ended March 31, 2017.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at March 31, 2018 was $396,000 compared to $476,000 at September 30, 2017 and $446,000 at March 31, 2017.

Based on its comprehensive analysis, management believes the allowance for loan losses of $9.54 million at March 31, 2018 (1.33% of loans receivable and 494.0% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $9.55 million (1.36% of loans receivable and 499.9% of non-performing loans) at September 30, 2017 and $9.59 mil1ion (1.40% of loans receivable and 472.6% of non-performing loans) at March 31, 2017. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $231,000, or 8.1%, to $3.08 million for the quarter ended March 31, 2018 from $2.85 million for the quarter ended March 31, 2017. The increase in non-interest income was primarily due to a $90,000 increase in ATM and debit card interchange transaction fees, a $64,000 increase in gain on sales of loans, net, a $42,000 increase in services charges on deposits, and smaller increases in several other categories. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in debit card transactions. The increase in gain of sales of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the quarter. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines.

Total non-interest income increased by $151,000 or 2.5%, to $6.22 million for the six months ended March 31, 2018 from $6.07 million for the six months ended March 31, 2017. The increase in non-interest income was primarily due to a $134,000 increase in ATM and debit card interchange transaction fees, a $115,000 increase in services charges on deposits and smaller increases in in several other categories. These increases were partially offset by a $103,000 decrease in gain on sales of loans, net and smaller decreases in several other categories. The decrease in gain on sale of loans was primarily due to a decrease in the dollar volume of fixed-rate one- to four-family loans sold during the six months ended March 31, 2018.

Non-interest Expense:  Total non-interest expense increased by $364,000, or 5.3%, to $7.22 million for the quarter ended March 31, 2018 from $6.86 million for the quarter ended March 31, 2017.  The increased expense was primarily due to a $246,000 increase in salaries and employee benefits expense, a 103,000 increase in OREO and other repossessed assets expense and smaller increases in several other categories. These increases were partially offset by a $113,000 gain on sale of premises and equipment, net. The increase in salary and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending personnel. The increase in OREO and other repossessed assets expense was primarily due to market value write-downs on three OREO properties during the quarter. The gain on sale of premises and equipment net was primarily due to the sale of excess land adjacent to the Bank's Edgewood Branch.

Total non-interest expense increased by $729,000, or 5.3%, to $14.40 million for the six months ended March 31, 2018 from $13.67 million for the six months ended March 31, 2017. The increased expense was primarily due to a $515,000 increase in salaries and employee benefits expense, a $186,000 increase in OREO and other repossessed assets expense and smaller increases in several other categories. These increases were partially offset by a $113,000 gain on disposition of premises and equipment, net and smaller decreases in several other categories.

The efficiency ratio for the current quarter improved to 56.83% from 60.67% for the comparable quarter one year ago as the increases in revenue outpaced the increase in non-interest expense. The efficiency ratio for the six months ended March 31, 2018 improved to 56.96% from 59.86% for the six months ended March 31, 2017.

Provision for Income Taxes: The provision for income taxes decreased by $352,000, or 22.4%, to $1.22 million for the quarter ended March 31, 2018 from $1.57 million for the quarter ended March 31, 2017, and decreased by $143,000, or 4.6%, to $3.00 million for the six months ended March 31, 2018 from $3.14 million for the six months ended March 31, 2017. The decrease in the provision for income taxes was primarily due to lower effective income tax rates as a result of the Tax Act that was enacted on December 22, 2017, partially offset by higher income before income taxes. As a result of the Tax Act (which decreases the federal corporate income tax rate to 21.0% from 35.0%), Timberland recorded a one-time income tax expense of $548,000 in conjunction with writing down its net deferred tax assets during the quarter ended December 31, 2017 and began using a blended tax rate of 24.5% for the fiscal year ending September 30, 2018. Since Timberland is a September 30th fiscal year-end corporation, it will use a blended tax rate of 24.5% to calculate income tax expense for the fiscal year ending

September 30, 2018 and then use a 21.0% tax rate thereafter. The Company's effective tax rate was 22.17% for the quarter ended March 31, 2018 and 33.39% for the quarter ended March 31, 2017. The Company's effect tax rate was 27.55% for the six months ended March 31, 2018 and 33.35% for the six months ended March 31, 2017.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2018, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 25.76%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $31.12 million, or 16.3%, to $222.34 million at March 31, 2018 from $191.22 million at September 30, 2017. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At March 31, 2018, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $22.00 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At March 31, 2018, the Bank had $22.00 million pledged under the LOC, which left $278.38 million available for additional FHLB borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At March 31, 2018, the Bank had $75.36 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At March 31, 2018, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At March 31, 2018, the Bank had loan commitments totaling $70.13 million and undisbursed construction loans in process totaling $78.11 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from March 31, 2018 totaled 73.18 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At March 31, 2018, the Bank had $3.20 million in brokered CDs.

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

Based on its capital levels at March 31, 2018, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized"

status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2018, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at March 31, 2018 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$110,265	11.37%	$38,796	4.00%	$48,495	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	110,265	16.31	30,421	4.50	43,941	6.50

Tier 1 capital	110,265	16.31	40,561	6.00	54,081	8.00

Total capital	118,731	17.56	54,081	8.00	67,602	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased in beginning in January 2016 to an amount more than 0.625% of risk-weighted assets and increases each year until fully implemented to an amount more than 2.5% of risk weighted assets in January 2019. At March 31, 2018, the conservation buffer was an amount more than 1.875%.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at March 31, 2018, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of March 31, 2018 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$113,333	11.66%

Risk-based Capital Ratios:
Common equity tier 1 capital	113,333	16.76

Tier 1 capital	113,333	16.76

Total capital	121,804	18.01

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
PERFORMANCE RATIOS:
Return on average assets	1.75%	1.35%	1.63%	1.37%
Return on average equity	14.79%	12.24%	13.86%	12.55%
Net interest margin	4.19%	3.88%	4.19%	3.90%
Efficiency ratio	56.83%	60.67%	56.96%	59.86%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2017.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2018 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

There were no shares repurchased by the Company during the quarter ended March 31, 2018. On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of March 30, 2018, a total of 130,788 shares had been repurchased at an average price of $11.69 per share and there were 221,893 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: May 8, 2018	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2018	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements