Form 10-Q
period 2018-06-30
TIMBERLAND BANCORP INC
filed 2018-08-06
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT AUGUST 1, 2018
Common stock, $.01 par value	7,395,927

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2018 and September 30, 2017
(Dollars in thousands, except per share amounts)

	June 30, 2018	September 30, 2017
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$19,552	$17,447
Interest-bearing deposits in banks	137,274	130,741
Total cash and cash equivalents	156,826	148,188

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	63,132	43,034
Investment securities held to maturity, at amortized cost (estimated fair value $8,440 and $7,744)	7,951	7,139
Investment securities available for sale, at fair value	1,176	1,241
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,190	1,107
Other investments, at cost	3,000	3,000
Loans held for sale	2,321	3,599
Loans receivable, net of allowance for loan losses of $9,532 and $9,553	717,324	690,364
Premises and equipment, net	18,515	18,418
Other real estate owned (“OREO”) and other repossessed assets, net	2,112	3,301
Accrued interest receivable	2,797	2,520
Bank owned life insurance (“BOLI”)	19,673	19,266
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	1,980	1,825
Other assets	2,736	3,372
Total assets	$1,006,383	$952,024

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$229,201	$205,952
Interest-bearing	651,526	631,946
Total deposits	880,727	837,898

Other liabilities and accrued expenses	4,762	3,126
Total liabilities	885,489	841,024
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2018 and September 30, 2017
(Dollars in thousands, except per share amounts)

	June 30, 2018	September 30, 2017
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $.01 par value; 50,000,000 shares authorized; 7,395,927 shares issued and outstanding - June 30, 2018 7,361,077 shares issued and outstanding - September 30, 2017	14,162	13,286
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(199)	(397)
Retained earnings	107,065	98,235
Accumulated other comprehensive loss	(134)	(124)
Total shareholders’ equity	120,894	111,000
Total liabilities and shareholders’ equity	$1,006,383	$952,024
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2018 and 2017
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income
Loans receivable and loans held for sale	$9,530	$9,652	$28,342	$27,280
Investment securities	51	69	147	207
Dividends from mutual funds, FHLB stock and other investments	31	23	83	60
Interest-bearing deposits in banks and CDs	845	421	2,209	1,081
Total interest and dividend income	10,457	10,165	30,781	28,628

Interest expense
Deposits	730	549	1,996	1,637
FHLB borrowings	—	369	—	979
Total interest expense	730	918	1,996	2,616

Net interest income	9,727	9,247	28,785	26,012

Recapture of loan losses	—	(1,000)	—	(1,250)

Net interest income after recapture of loan losses	9,727	10,247	28,785	27,262

Non-interest income
Recoveries (other than temporary impairment "OTTI") on investment securities	19	—	60	—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes	—	—	(5)	—
Net recoveries on investment securities	19	—	55	—
Service charges on deposits	1,137	1,153	3,447	3,348
ATM and debit card interchange transaction fees	921	855	2,648	2,448
BOLI net earnings	134	133	407	406
Gain on sales of loans, net	435	561	1,427	1,656
Escrow fees	47	51	158	191
Servicing income on loans sold	121	106	354	302
Other, net	331	297	868	873
Total non-interest income, net	3,145	3,156	9,364	9,224

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2018 and 2017
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Non-interest expense
Salaries and employee benefits	$3,912	$3,741	$11,862	$11,176
Premises and equipment	795	764	2,361	2,295
(Gain) loss on sales of premises and equipment, net	—	3	(113)	3
Advertising	205	170	591	499
OREO and other repossessed assets, net	(92)	4	114	22
ATM and debit card interchange transaction fees	334	375	982	1,036
Postage and courier	104	109	340	324
State and local taxes	169	176	498	484
Professional fees	368	230	829	629
Federal Deposit Insurance Corporation ("FDIC") insurance	101	99	242	319
Loan administration and foreclosure	76	20	247	113
Data processing and telecommunications	465	480	1,427	1,394
Deposit operations	285	301	815	850
Other	400	466	1,324	1,462
Total non-interest expense	7,122	6,938	21,519	20,606

Income before income taxes	5,750	6,465	16,630	15,880

Provision for income taxes	1,334	2,188	4,331	5,328

Net income	$4,416	$4,277	$12,299	$10,552

Net income per common share
Basic	$0.60	$0.59	$1.68	$1.49
Diluted	$0.59	$0.58	$1.64	$1.44

Weighted average common shares outstanding
Basic	7,345,618	7,269,564	7,328,702	7,088,134
Diluted	7,535,157	7,432,171	7,518,447	7,348,486

Dividends paid per common share	$0.23	$0.11	$0.47	$0.31

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Comprehensive income
Net income	$4,416	$4,277	$12,299	$10,552
Unrealized holding (loss) gain on investment securities available for sale, net of income taxes of ($1), $3, ($5) and ($11), respectively	(7)	5	(32)	(22)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $0, $0, ($2) and $0, respectively	—	—	(6)	—
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $0, $0, $1 and $0, respectively	—	—	4	—
Accretion of OTTI on investment securities held to maturity, net of income taxes of $2, $5, $8 and $18, respectively	5	11	24	35
Total other comprehensive (loss) income, net of income taxes	(2)	16	(10)	13

Total comprehensive income	$4,414	$4,293	$12,289	$10,565

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2018 and 2017
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2016	6,943,868	$9,961	$(661)	$87,709	$(175)	$96,834
Net income	—	—	—	10,552	—	10,552
Other comprehensive income	—	—	—	—	13	13
Exercise of stock warrant	370,899	2,496	—	—	—	2,496
Exercise of stock options	39,810	265	—	—	—	265
Common stock dividends ($0.31 per common share)	—	—	—	(2,243)	—	(2,243)
Earned ESOP shares, net of income taxes	—	230	198	—	—	428
Stock option compensation expense	—	271	—	—	—	271
Balance, June 30, 2017	7,354,577	13,223	(463)	96,018	(162)	108,616

Balance, September 30, 2017	7,361,077	13,286	(397)	98,235	(124)	111,000
Net income	—	—	—	12,299	—	12,299
Other comprehensive loss	—	—	—	—	(10)	(10)
Exercise of stock options	34,850	292	—	—	—	292
Common stock dividends ($0.47 per common share)	—	—	—	(3,469)	—	(3,469)
Earned ESOP shares, net of income taxes	—	454	198	—	—	652
Stock option compensation expense	—	130	—	—	—	130
Balance, June 30, 2018	7,395,927	$14,162	$(199)	$107,065	$(134)	$120,894
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2018 and 2017
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net income	$12,299	$10,552
Adjustments to reconcile net income to net cash provided by operating activities:
Recapture of loan losses	—	(1,250)
Depreciation	940	946
Earned ESOP shares	652	428
Stock option compensation expense	130	271
Net recoveries on investment securities	(55)	—
Gain on sales of OREO and other repossessed assets, net	(217)	(53)
Provision for OREO losses	224	42
Gain on sales of loans, net	(1,427)	(1,656)
(Gain) loss on sales of premises and equipment, net	(113)	3
Loans originated for sale	(46,256)	(54,805)
Proceeds from sales of loans	48,961	56,542
Amortization of MSRs	363	369
BOLI net earnings	(407)	(406)
Increase in deferred loan origination fees	3	80
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	1,445	(332)
Net cash provided by operating activities	16,542	10,731

Cash flows from investing activities
Net (increase) decrease in CDs held for investment	(20,098)	11,813
Proceeds from maturities and prepayments of investment securities held to maturity	413	387
Purchase of investment securities held to maturity	(1,111)	—
Proceeds from maturities and prepayments of investment securities available for sale	28	49
Purchase of FHLB stock	(83)	(103)
Redemption of FHLB stock	—	1,200
Purchase of other investments	—	(3,000)
Increase in loans receivable, net	(27,287)	(23,566)
Additions to premises and equipment	(1,387)	(3,249)
Proceeds from sales of premises and equipment	463	—
Proceeds from sales of OREO and other repossessed assets	1,506	1,435
Net cash used in investing activities	(47,556)	(15,034)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2018 and 2017
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2018	2017
Cash flows from financing activities
Net increase in deposits	$42,829	$57,284
Repayment of FHLB borrowings	—	(30,000)
Proceeds from exercise of stock options	292	265
Proceeds from exercise of stock warrant	—	2,496
Payment of dividends	(3,469)	(2,243)
Net cash provided by financing activities	39,652	27,802

Net increase in cash and cash equivalents	8,638	23,499
Cash and cash equivalents
Beginning of period	148,188	108,941
End of period	$156,826	$132,440

Supplemental disclosure of cash flow information
Income taxes paid	$2,208	$5,376
Interest paid	1,939	2,701

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$324	$724
Other comprehensive (loss) income related to investment securities	(10)	13
See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (“Company”) were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017 (“2017 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2018.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2018 presentation with no change to net income or total shareholders’ equity as previously reported.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2018 and September 30, 2017 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2018
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$1,466	$9	$(19)	$1,456
Private label residential	489	575	(1)	1,063
U.S. Treasury and U.S government agency securities	5,996	—	(75)	5,921
Total	$7,951	$584	$(95)	$8,440

Available for sale
MBS: U.S. government agencies	$243	$9	$—	$252
Mutual funds	1,000	—	(76)	924
Total	$1,243	$9	$(76)	$1,176

September 30, 2017
Held to maturity
MBS:
U.S. government agencies	$532	$11	$(1)	$542
Private label residential	599	596	(2)	1,193
U.S. Treasury and U.S. government agency securities	6,008	10	(9)	6,009
Total	$7,139	$617	$(12)	$7,744

Available for sale
MBS: U.S. government agencies	$271	$18	$—	$289
Mutual funds	1,000	—	(48)	952
Total	$1,271	$18	$(48)	$1,241

Held to maturity and available for sale investment securities with unrealized losses were as follows for June 30, 2018 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$1,010	$(18)	2	$67	$(1)	5	$1,077	$(19)
Private label residential	—	—	—	52	(1)	8	52	(1)
U.S. Treasury and U.S. government agency securities	5,921	(75)	2	—	—	—	5,921	(75)
Total	$6,931	$(93)	4	$119	$(2)	13	$7,050	$(95)

Available for sale
MBS: U.S. government agency	$35	$—	1	$—	$—	—	$35	$—
Mutual funds	—	—	—	924	(76)	1	924	(76)
Total	$35	$—	1	$924	$(76)	1	$959	$(76)

Held to maturity and available for sale investment securities with unrealized losses were as follows for September 30, 2017 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$—	$—	—	$114	$(1)	6	$114	$(1)
Private label residential	—	—	—	85	(2)	10	85	(2)
U.S. Treasury and U.S. government agency securities	2,984	(9)	1	—	—	—	2,984	(9)
Total	$2,984	$(9)	1	$199	$(3)	16	$3,183	$(12)

Available for sale
Mutual funds	$—	$—	—	$952	$(48)	1	$952	$(48)
Total	$—	$—	—	$952	$(48)	1	$952	$(48)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of June 30, 2018, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of June 30, 2018 and 2017:

	Range		Weighted
	Minimum	Maximum	Average
June 30, 2018
Constant prepayment rate	6.00%	15.00%	11.58%
Collateral default rate	—%	12.31%	5.51%
Loss severity rate	—%	74.00%	42.49%

June 30, 2017
Constant prepayment rate	6.00%	15.00%	11.54%
Collateral default rate	0.09%	9.88%	4.66%
Loss severity rate	6.00%	62.00%	41.93%

The following table presents the OTTI recoveries (losses) for the three and nine months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$19	$—	$—	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—	—	—
Net recoveries recognized in earnings (2)	$19	$—	$—	$—

	Nine Months Ended June 30, 2018		Nine Months Ended June 30, 2017
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$60	$—	$—	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	(5)	—	—	—
Net recoveries recognized in earnings (2)	$55	$—	$—	$—
_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended June 30,
	2018	2017
Beginning balance of credit loss	$1,301	$1,505
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	14	—
Subtractions:
Realized losses previously recorded as credit losses	(69)	(48)
Recovery of prior credit loss	(55)	—
Ending balance of credit loss	$1,191	$1,457

During the three months ended June 30, 2018, the Company recorded a $28,000 net realized loss (as a result of the securities being deemed worthless) on 16 held to maturity investment securities, of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2018, the Company recorded a $69,000 net realized loss (as a result of securities being deemed worthless) on 17 held to maturity residential MBS, of which the entire amount had been previously recognized as a credit loss. During the three months ended June 30, 2017, the Company recorded a $12,000 net realized loss (as a result of the securities being deemed worthless) on 15 held to maturity investment securities, of which the entire amount had been recognized previously as a credit loss. During the nine months ended June 30, 2017, the Company recorded a $48,000 net realized loss (as a result of securities being deemed worthless) on 18 held to maturity residential MBS, of which the entire amount had been previously recognized as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $7.20 million and $6.82 million at June 30, 2018 and September 30, 2017, respectively.

The contractual maturities of debt securities at June 30, 2018 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,001	$2,983	$—	$—
Due after one year to five years	4,018	3,943	—	—
Due after five years to ten years	42	42	—	—
Due after ten years	890	1,472	243	252
Total	$7,951	$8,440	$243	$252

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was determined not to be impaired at May 31, 2018.

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

As of June 30, 2018, management believes that there have been no events or changes in the circumstances since May 31, 2018 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at June 30, 2018 and September 30, 2017 (dollars in thousands):

	June 30, 2018		September 30, 2017
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$114,148	14.4%	$118,147	15.1%
Multi-family	58,169	7.3	58,607	7.5
Commercial	345,543	43.5	328,927	41.9
Construction - custom and owner/builder	113,468	14.3	117,641	15.0
Construction - speculative one- to four-family	10,146	1.3	9,918	1.2
Construction - commercial	26,347	3.3	19,630	2.5
Construction - multi-family	15,225	1.9	21,327	2.7
Construction - land development	3,190	0.4	—	—
Land	23,662	3.0	23,910	3.0
Total mortgage loans	709,898	89.4	698,107	88.9

Consumer loans:
Home equity and second mortgage	38,143	4.8	38,420	4.9
Other	3,674	0.4	3,823	0.5
Total consumer loans	41,817	5.2	42,243	5.4

Commercial business loans (2)	43,284	5.4	44,444	5.7

Total loans receivable	794,999	100.0%	784,794	100.0%
Less:
Undisbursed portion of construction loans in process	65,674		82,411
Deferred loan origination fees, net	2,469		2,466
Allowance for loan losses	9,532		9,553
	77,675		94,430
Loans receivable, net	$717,324		$690,364
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $2,321 and $3,515 at June 30, 2018 and September 30, 2017, respectively.
(2) Does not include commercial business loans held for sale totaling $0 and $84 at June 30, 2018 and September 30, 2017, respectively.

Allowance for Loan Losses
The following tables set forth information for the three and nine months ended June 30, 2018 and 2017 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2018
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,060	$(33)	$—	$—	$1,027
Multi-family	386	21	—	—	407
Commercial	4,198	(15)	—	—	4,183
Construction – custom and owner/builder	705	(38)	—	—	667
Construction – speculative one- to four-family	99	34	—	—	133
Construction – commercial	445	74	—	—	519
Construction – multi-family	284	(137)	—	—	147
Construction – land development	48	32	—	—	80
Land	691	64	(16)	5	744
Consumer loans:
Home equity and second mortgage	945	1	—	—	946
Other	120	2	(1)	—	121
Commercial business loans	563	(5)	—	—	558
Total	$9,544	$—	$(17)	$5	$9,532

	Nine Months Ended June 30, 2018
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,082	$(55)	$—	$—	$1,027
Multi-family	447	(40)	—	—	407
Commercial	4,184	27	(28)	—	4,183
Construction – custom and owner/builder	699	(32)	—	—	667
Construction – speculative one- to four-family	128	(6)	—	11	133
Construction – commercial	303	216	—	—	519
Construction – multi-family	173	(26)	—	—	147
Construction – land development	—	80	—	—	80
Land	918	(172)	(16)	14	744
Consumer loans:
Home equity and second mortgage	983	(37)	—	—	946
Other	121	2	(3)	1	121
Commercial business loans	515	43	—	—	558
Total	$9,553	$—	$(47)	$26	$9,532

	Three Months Ended June 30, 2017
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,126	$(11)	$—	$—	$1,115
Multi-family	480	(16)	—	—	464
Commercial	4,316	(1,040)	—	1,061	4,337
Construction – custom and owner/builder	695	17	—	—	712
Construction – speculative one- to four-family	85	(15)	—	5	75
Construction – commercial	268	15	—	—	283
Construction – multi-family	96	36	—	—	132
Land	947	1	(49)	5	904
Consumer loans:
Home equity and second mortgage	957	(2)	—	—	955
Other	130	6	(2)	—	134
Commercial business loans	490	9	—	—	499
Total	$9,590	$(1,000)	$(51)	$1,071	$9,610

	Nine Months Ended June 30, 2017
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,239	$(145)	$—	$21	$1,115
Multi-family	473	(9)	—	—	464
Commercial	4,384	(1,095)	(13)	1,061	4,337
Construction – custom and owner/builder	619	93	—	—	712
Construction – speculative one- to four-family	130	(60)	—	5	75
Construction – commercial	268	15	—	—	283
Construction – multi-family	316	(184)	—	—	132
Land	820	120	(51)	15	904
Consumer loans:
Home equity and second mortgage	939	16	—	—	955
Other	156	(18)	(6)	2	134
Commercial business loans	482	17	—	—	499
Total	$9,826	$(1,250)	$(70)	$1,104	$9,610

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at June 30, 2018 and September 30, 2017 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2018
Mortgage loans:
One- to four-family	$—	$1,027	$1,027	$1,873	$112,275	$114,148
Multi-family	—	407	407	—	58,169	58,169
Commercial	—	4,183	4,183	2,801	342,742	345,543
Construction – custom and owner/builder	—	667	667	—	66,651	66,651
Construction – speculative one- to four-family	—	133	133	—	5,312	5,312
Construction – commercial	—	519	519	—	21,640	21,640
Construction – multi-family	—	147	147	—	6,526	6,526
Construction – land development	—	80	80	—	2,573	2,573
Land	—	744	744	540	23,122	23,662
Consumer loans:
Home equity and second mortgage	297	649	946	570	37,573	38,143
Other	—	121	121		3,674	3,674
Commercial business loans	61	497	558	174	43,110	43,284
Total	$358	$9,174	$9,532	$5,958	$723,367	$729,325

September 30, 2017
Mortgage loans:
One- to four-family	$—	$1,082	$1,082	$1,443	$116,704	$118,147
Multi-family	—	447	447	—	58,607	58,607
Commercial	26	4,158	4,184	3,873	325,054	328,927
Construction – custom and owner/builder	—	699	699	—	63,538	63,538
Construction – speculative one- to four-family	—	128	128	—	4,639	4,639
Construction – commercial	—	303	303	—	11,016	11,016
Construction – multi-family	—	173	173	—	6,912	6,912
Land	125	793	918	1,119	22,791	23,910
Consumer loans:
Home equity and second mortgage	325	658	983	557	37,863	38,420
Other	—	121	121	—	3,823	3,823
Commercial business loans	—	515	515	—	44,444	44,444
Total	$476	$9,077	$9,553	$6,992	$695,391	$702,383

The following tables present an analysis of loans by aging category and portfolio segment at June 30, 2018 and September 30, 2017 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2018
Mortgage loans:
One- to four-family	$—	$—	$1,361	$—	$1,361	$112,787	$114,148
Multi-family	—	—	—	—	—	58,169	58,169
Commercial	103	—	598	—	701	344,842	345,543
Construction – custom and owner/builder	—	—	—	—	—	66,651	66,651
Construction – speculative one- to four- family	—	—	—	—	—	5,312	5,312
Construction – commercial	—	—	—	—	—	21,640	21,640
Construction – multi-family	—	—	—	—	—	6,526	6,526
Construction – land development	—	—	—	—	—	2,573	2,573
Land	42	—	295	—	337	23,325	23,662
Consumer loans:
Home equity and second mortgage	34	—	278	428	740	37,403	38,143
Other	4	—	—	—	4	3,670	3,674
Commercial business loans	110	—	174	—	284	43,000	43,284
Total	$293	$—	$2,706	$428	$3,427	$725,898	$729,325

September 30, 2017
Mortgage loans:
One- to four-family	$193	$—	$874	$—	$1,067	$117,080	$118,147
Multi-family	—	—	—	—	—	58,607	58,607
Commercial	—	107	213	—	320	328,607	328,927
Construction – custom and owner/ builder	—	—	—	—	—	63,538	63,538
Construction – speculative one- to four- family	—	—	—	—	—	4,639	4,639
Construction – commercial	—	—	—	—	—	11,016	11,016
Construction – multi-family	—	—	—	—	—	6,912	6,912
Land	—	—	566	—	566	23,344	23,910
Consumer loans:
Home equity and second mortgage	56	—	258	—	314	38,106	38,420
Other	36	—	—	—	36	3,787	3,823
Commercial business loans	110	—	—	—	110	44,334	44,444
Total	$395	$107	$1,911	$—	$2,413	$699,970	$702,383
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At June 30, 2018 and September 30, 2017, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at June 30, 2018 and September 30, 2017 (dollars in thousands):

	Loan Grades
June 30, 2018	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$110,784	$888	$587	$1,889	$114,148
Multi-family	58,169	—	—	—	58,169
Commercial	335,497	5,961	3,199	886	345,543
Construction – custom and owner/builder	65,739	912	—	—	66,651
Construction – speculative one- to four-family	5,312	—	—	—	5,312
Construction – commercial	21,640	—	—	—	21,640
Construction – multi-family	6,526	—	—	—	6,526
Construction – land development	2,573	—	—	—	2,573
Land	20,610	996	1,761	295	23,662
Consumer loans:
Home equity and second mortgage	37,559	144	—	440	38,143
Other	3,639	—	—	35	3,674
Commercial business loans	43,037	24	49	174	43,284
Total	$711,085	$8,925	$5,596	$3,719	$729,325

September 30, 2017
Mortgage loans:
One- to four-family	$115,481	$422	$644	$1,600	$118,147
Multi-family	56,857	—	1,750	—	58,607
Commercial	318,717	6,059	3,540	611	328,927
Construction – custom and owner/builder	63,210	328	—	—	63,538
Construction – speculative one- to four-family	4,639	—	—	—	4,639
Construction – commercial	11,016	—	—	—	11,016
Construction – multi-family	6,912	—	—	—	6,912
Land	20,528	1,022	1,794	566	23,910
Consumer loans:
Home equity and second mortgage	37,828	152	—	440	38,420
Other	3,787	—	—	36	3,823
Commercial business loans	43,416	973	55	—	44,444
Total	$682,391	$8,956	$7,783	$3,253	$702,383

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

The following table is a summary of information related to impaired loans by portfolio segment as of June 30, 2018 and for the three and nine months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,873	$2,020	$—	$1,596	$1,514	$21	$62	$18	$53
Commercial	2,801	2,801	—	2,690	2,374	38	114	31	93
Land	540	644	—	493	332	5	11	5	10
Consumer loans:
Home equity and second mortgage	195	195	—	190	173	—	3	—	3
Subtotal	5,409	5,660	—	4,969	4,393	64	190	54	159

With an allowance recorded:
Mortgage loans:
One- to four-family	—	—	—	—	11	—	—	—	—
Commercial	—	—	—	—	950	—	27	—	21
Land	—		—	98	479	—	9	—	8
Consumer loans:
Home equity and second mortgage	375	375	297	335	350	5	16	3	13
Commercial business loans	174	174	61	178	134	—	—	—	—
Subtotal	549	549	358	611	1,924	5	52	3	42

Total:
Mortgage loans:
One- to four-family	1,873	2,020	—	1,596	1,525	21	62	18	53
Commercial	2,801	2,801	—	2,690	3,324	38	141	31	114
Land	540	644	—	591	811	5	20	5	18
Consumer loans:
Home equity and second mortgage	570	570	297	525	523	5	19	3	16
Commercial business loans	174	174	61	178	134	—	—	—	—
Total	$5,958	$6,209	$358	$5,580	$6,317	$69	$242	$57	$201
______________________________________________

(1)	For the three months ended June 30, 2018.

(2)	For the nine months ended June 30, 2018.

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
______________________________________________
(1) For the year ended September 30, 2017.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.12 million and $3.60 million in TDRs included in impaired loans at June 30, 2018 and September 30, 2017, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDRs at June 30, 2018 and September 30, 2017 was $0 and $10,000, respectively. There were no TDRs for which there was a payment default within the first 12 months of the modification during the nine months ended June 30, 2018.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of June 30, 2018 and September 30, 2017 (dollars in thousands):

	June 30, 2018
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$512	$—	$512
Commercial	2,203	—	2,203
Land	245	155	400
Total	$2,960	$155	$3,115

	September 30, 2017
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$569	$—	$569
Commercial	2,219	—	2,219
Land	554	253	807
Total	$3,342	$253	$3,595

There was one new TDR during the nine months ended June 30, 2018 as a result of a reduction in the face amount of the debt on a land loan. This TDR had a pre-modification balance of $214,000, a post-modification balance of $155,000 and a balance at June 30, 2018 of $155,000. There were no new TDRs during the year ended September 30, 2017.

(5) NET INCOME PER COMMON SHARE
Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options and the outstanding warrant to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At June 30, 2018 and 2017, there were 45,999 and 79,032 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2018 and 2017 is as follows (dollars in thousands, except share and per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Basic net income per common share computation
Numerator – net income	$4,416	$4,277	$12,299	$10,552

Denominator – weighted average common shares outstanding	7,345,618	7,269,564	7,328,702	7,088,134

Basic net income per common share	$0.60	$0.59	$1.68	$1.49

Diluted net income per common share computation
Numerator – net income	$4,416	$4,277	$12,299	$10,552

Denominator – weighted average common shares outstanding	7,345,618	7,269,564	7,328,702	7,088,134
Effect of dilutive stock options (1)	189,539	162,607	189,745	153,941
Effect of dilutive stock warrant (2)	—	—	—	106,411
Weighted average common shares outstanding - assuming dilution	7,535,157	7,432,171	7,518,447	7,348,486

Diluted net income per common share	$0.59	$0.58	$1.64	$1.44
____________________________________________
(1) For the three months ended June 30, 2018, all outstanding options were included in the computation of diluted net income per share. For the nine months ended June 30, 2018, average options to purchase 38,709 shares of common stock were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2017, all outstanding options were included in the computation of diluted net income per share.

(2) Represented a warrant to purchase 370,899 shares of the Company's common stock at an exercise price of $6.73 per share (subject to anti-dilution adjustments) at any time through December 23, 2018 (the "Warrant"). On January 31, 2017, the Warrant was exercised and 370,899 shares of the Company's common stock were issued in exchange for $2.50 million.

(6) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three and nine months ended June 30, 2018 and 2017 are as follows (dollars in thousands):

	Three Months Ended June 30, 2018
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(44)	$(88)	$(132)
Net change	(7)	5	(2)
Balance of AOCI at the end of period	$(51)	$(83)	$(134)

	Nine Months Ended June 30, 2018
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(19)	$(105)	$(124)
Net change	(32)	22	(10)
Balance of AOCI at the end of period	$(51)	$(83)	$(134)

	Three Months Ended June 30, 2017
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(23)	$(155)	$(178)
Net change	5	11	16
Balance of AOCI at the end of period	$(18)	$(144)	$(162)

	Nine Months Ended June 30, 2017
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$4	$(179)	$(175)
Net change	(22)	35	13
Balance of AOCI at the end of period	$(18)	$(144)	$(162)

__________________________
(1) All amounts are net of income taxes.

(7) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of 10 years from the date of grant. At June 30, 2018, there were 117,366 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan.

At both June 30, 2018 and 2017, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the nine months ended June 30, 2018 and 2017.

Stock option activity for the nine months ended June 30, 2018 and 2017 is summarized as follows:

	Nine Months Ended June 30, 2018		Nine Months Ended June 30, 2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	380,120	$13.23	373,130	$9.82
Exercised	(34,850)	8.39	(39,810)	6.65
Forfeited	(5,150)	13.39	(4,950)	6.28
Options outstanding, end of period	340,120	$13.73	328,370	$10.26

The aggregate intrinsic value of options exercised during the nine months ended June 30, 2018 and 2017 was $741,000 and $545,000, respectively.

At June 30, 2018, there were 183,150 unvested options with an aggregate grant date fair value of $454,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2018 was $3.61 million.  There were 43,900 options with an aggregate grant date fair value of $104,000 that vested during the nine months ended June 30, 2018.

At June 30, 2017, there were 201,100 unvested options with an aggregate grant date fair value of $393,000. There were 48,600 options with an aggregate grant date fair value of $111,000 that vested during the nine months ended June 30, 2017.

Additional information regarding options outstanding at June 30, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	6,000	$4.28	2.4	6,000	$4.28	2.4
5.86 - 6.00	30,300	5.96	4.3	30,300	5.96	4.3
9.00	72,800	9.00	5.3	54,600	9.00	5.3
10.26 - 10.71	121,320	10.58	6.8	57,470	10.54	6.7
15.67	52,200	15.67	8.3	8,600	15.67	8.3
29.69	57,500	29.69	9.3	—	N/A	NA
	340,120	$13.73	6.8	156,970	$9.16	5.7

The aggregate intrinsic value of options outstanding at June 30, 2018 and 2017 was $8.03 million and $4.93 million, respectively.

As of June 30, 2018, unrecognized compensation cost related to non-vested stock options was $358,000, which is expected to be recognized over a weighted average life of 2.10 years.

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

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2018 and September 30, 2017. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2018 and September 30, 2017 were as follows (dollars in thousands):

June 30, 2018	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$252	$—	$252
Mutual funds	924	—	—	924
Total	$924	$252	$—	$1,176

September 30, 2017	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$289	$—	$289
Mutual funds	952	—	—	952
Total	$952	$289	$—	$1,241

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2018 and the year ended September 30, 2017.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2018 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Consumer loans:
Home equity and second mortgage	$—	$—	$78
Commercial business loans	—	—	113
Total impaired loans	—	—	191
Investment securities – held to maturity:
MBS - private label residential	—	1	—

OREO and other repossessed assets	—	—	2,112
Total	$—	$1	$2,303

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2018 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$191	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$2,112	Market approach	Lower of appraised value or listing price less selling costs	NA

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

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of June 30, 2018 and September 30, 2017.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

The recorded amounts and estimated fair values of financial instruments were as follows as of June 30, 2018 and September 30, 2017 (dollars in thousands):

	June 30, 2018
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$156,826	$156,826	$156,826	$—	$—
CDs held for investment	63,132	63,132	63,132	—	—
Investment securities	9,127	9,616	3,862	5,754	—
FHLB stock	1,190	1,190	1,190	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	2,321	2,366	2,366	—	—
Loans receivable, net	717,324	713,173	—	—	713,173
Accrued interest receivable	2,797	2,797	2,797	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	229,201	229,201	229,201	—	—
Interest-bearing	651,526	650,884	510,536	—	140,348
Total deposits	880,727	880,085	739,737	—	140,348
Accrued interest payable	218	218	218	—	—

	September 30, 2017
		Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$148,188	$148,188	$148,188	$—	$—
CDs held for investment	43,034	43,034	43,034	—	—
Investment securities	8,380	8,985	3,954	5,031	—
FHLB stock	1,107	1,107	1,107	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,599	3,619	3,619	—	—
Loans receivable, net	690,364	688,332	—	—	688,332
Accrued interest receivable	2,520	2,520	2,520	—	—

Financial liabilities
Deposits:
Non-interest-bearing demand	205,952	205,952	205,952	—	—
Interest-bearing	631,946	632,629	492,305	—	140,324
Total deposits	837,898	838,581	698,257	—	140,324
Accrued interest payable	161	161	161	—	—

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. This ASU replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, this ASU requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU No. 2016-13 also changes the accounting for purchased credit-impaired debt securities and loans. The standard retains many of the current disclosure requirements in GAAP and expands disclosure requirements. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU No. 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured at the earlier of the commitment date or the date performance was completed. The amendments in this ASU require nonemployee share-based payment awards to be measured at the grant-date fair value of the equity instrument. ASU No. 2018-07 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity's adoption of Topic 606. The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's future consolidated financial statements.

(10) U.S. TAX REFORM

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revises the future ongoing U.S. corporate income tax by, among other things, decreasing U.S. corporate income tax rate to 21.0% from 35.0%. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate will be phased in, resulting in a blended U.S. statutory federal rate of approximately 24.5% for the Company's fiscal year ending September 30, 2018, and 21.0% for subsequent fiscal years. In addition, the reduction of the corporate tax rate required the Company to revalue its deferred tax assets and liabilities based on the lower federal tax rate of 21.0%.

As a result of the new legislation, during the quarter ended December 31, 2017, the Company recorded a one-time income tax expense of $548,000 in conjunction with writing down its net deferred tax assets. The impact of using the 24.5% blended federal tax rate for the nine months ended June 30, 2018 versus a 35.0% rate reduced the provision for income taxes by approximately $1.62 million, which was partially offset by the $548,000 one-time net deferred tax asset write-down.

(11) DEFINITIVE AGREEMENT

On May 23, 2018, the Company announced the signing of a definitive agreement and plan of merger (the "Agreement") with South Sound Bank, a Washington-state chartered bank, pursuant to which South Sound Bank will merge with and into Timberland Bank. Under the terms of the Agreement, based on 1,213,027 shares of South Sound Bank outstanding as of the date of the Agreement, South Sound Bank shareholders will receive 904,918 shares of the Company's common stock and $6.90 million in cash (fixed per share consideration of (i) 0.7460 of a share of the Company's common stock and (ii) $5.68825 in cash). The transaction is expected to close during the fourth calendar quarter of 2018, subject to approval by South Sound Bank shareholders, the receipt of all required regulatory approvals, and the satisfaction of customary closing conditions.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2018.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the expected cost savings, synergies and other financial benefits from our pending acquisition of South Sound Bank
(“merger”) might not be realized within the expected time frames or at all; governmental approval of the merger may not be obtained or adverse regulatory conditions may be imposed in connection with governmental approvals of the merger; conditions to the closing of the merger may not be satisfied; the shareholders of South Sound Bank may fail to approve the consummation of the merger; the integration of the combined company, including personnel changes/retention, might not proceed as planned; and the combined company might not perform as well as expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2017 Form 10-K.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At June 30, 2018, the Company had total assets of $1.01 billion and total shareholders’ equity of $120.89 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and nine month period ended June 30, 2018, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses and other non-interest expenses.  Non-interest expenses in certain periods are reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

On May 23, 2018, the Company announced the signing of a definitive merger agreement pursuant to which South Sound Bank will merge with and into Timberland Bank. The transaction is expected to close during the fourth calendar quarter of 2018, subject to approval by South Sound Bank shareholders, the receipt of all required regulatory approvals, and the satisfaction of customary closing conditions. South Sound Bank, a Washington-state chartered bank, operates two branch locations located in Lacey and Olympia, Washington. South Sound Bank reported $186.9 million in total assets at March 31, 2018. For additional information regarding the proposed transaction, see Note (11), Definitive Agreement.

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

Comparison of Financial Condition at June 30, 2018 and September 30, 2017

The Company’s total assets increased by $54.36 million, or 5.7%, to $1.01 billion at June 30, 2018 from $952.02 million at September 30, 2017.  The increase in total assets was primarily due to an increase in net loans receivable, CDs held for investment and total cash and cash equivalents. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $26.96 million, or 3.9%, to $717.32 million at June 30, 2018 from $690.36 million at September 30, 2017.  The increase was primarily due to increases in commercial real estate loans and construction loans. These increases to net loans receivable were partially offset primarily by decreases in one- to four-family loans.

Total deposits increased by $42.83 million, or 5.1%, to $880.73 million at June 30, 2018 from $837.90 million at September 30, 2017. The increase was a result of increases in non-interest bearing demand account balances, money market account balances, savings account balances, N.O.W. checking account balances and certificates of deposit account balances.

Shareholders’ equity increased by $9.89 million, or 8.9%, to $120.89 million at June 30, 2018 from $111.00 million at September 30, 2017.  The increase in shareholders' equity was primarily due to net income for the nine months ended June 30, 2018 and was partially offset by the payment of cash dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $28.74 million, or 15.0%, to $219.96 million at June 30, 2018 from $191.22 million at September 30, 2017.  The increase was primarily due to a $20.10 million increase CDs held for investment and a $6.53 million increase in interest-bearing deposits in banks.

Investment Securities:  Investment securities increased by $747,000, or 8.9%, to $9.13 million at June 30, 2018 from $8.38 million at September 30, 2017. This increase was primarily due to the purchase of a $1.11 million U.S. government agency investment security, which was partially offset by scheduled amortization and prepayments. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC which was unchanged at $3.00 million at both June 30, 2018 and September 30, 2017. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $26.96 million, or 3.9%, to $717.32 million at June 30, 2018 from $690.36 million at September 30, 2017.  The increase in the portfolio was primarily a result of a $16.74 million decrease in the amount of undisbursed construction loans in process, a $16.62 million increase in commercial real estate loans, a $6.72 million increase in commercial construction loans, a $3.19 million increase in land development loans, and smaller increases in other categories. These increases were partially offset by a $6.10 million decrease in multi-family construction loans, a $4.17 million decrease in custom and owner/building construction loans, a $4.00 million decrease in one-to four-family mortgage loans, a $1.16 million decrease in commercial business loans and smaller decreases in other categories.

Loan originations decreased by $30.61 million, or 11.7%, to $231.97 million for the nine months ended June 30, 2018 from $262.58 million for the nine months ended June 30, 2017.  The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans decreased by $7.58 million, or 13.4%, to $48.96 million for the nine months ended June 30, 2018 compared to $56.54 million for the nine months ended June 30, 2017.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $97,000, or 0.5%, to $18.52 million at June 30, 2018 from $18.42 million at September 30, 2017.  The increase was primarily due the purchase of a building that will be used as the Company's data center facility in the future, which was partially offset by the sale of excess land and normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $1.19 million, or 36.0%, to $2.11 million at June 30, 2018 from $3.30 million at September 30, 2017. The decrease was primarily due to the disposition of four OREO properties and one recreational vehicle.  At June 30, 2018, total OREO and other repossessed assets consisted of 13 individual real estate properties. The properties consisted of 11 land parcels totaling $1.66 million and two commercial real estate properties with a carrying value of $448,000.

Goodwill:  The recorded amount of goodwill of $5.65 million at June 30, 2018 was unchanged from September 30, 2017.

Deposits: Deposits increased by $42.83 million, or 5.1%, to $880.73 million at June 30, 2018 from $837.90 million at September 30, 2017. This increase was primarily due to a $23.25 million increase in non-interest bearing demand account balances, an $8.64 million increase in money market account balances, a $7.70 million increase in savings account balances, a $1.89 million increase in N.O.W. checking account balances and a $1.35 million increase in certificates of deposit account balances.

Deposits consisted of the following at June 30, 2018 and September 30, 2017 (dollars in thousands):

	June 30, 2018		September 30, 2017
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$229,201	26.0%	$205,952	24.5%
N.O.W. checking	222,203	25.2%	220,315	26.3%
Savings	148,690	16.9%	140,987	16.8%
Money market	129,559	14.7%	122,877	14.7%
Money market - brokered	10,084	1.1%	8,125	1.0%
Certificates of deposit under $250	120,156	13.7%	120,844	14.4%
Certificates of deposit $250 and over	17,637	2.0%	15,601	1.9%
Certificates of deposit - brokered	3,197	0.4%	3,197	0.4%
Total	$880,727	100.0%	$837,898	100.0%

Shareholders’ Equity:  Total shareholders’ equity increased by $9.89 million, or 8.9%, to $120.89 million at June 30, 2018 from $111.00 million at September 30, 2017.  The increase was primarily due to net income of $12.30 million for the nine months ended June 30, 2018, which was partially offset by the payment of $3.47 million in cash dividends on the Company's common stock. The Company did not repurchase any shares of its common stock during the nine months ended June 30, 2018.

Asset Quality: The non-performing assets to total assets ratio improved to 0.56% at June 30, 2018 from 0.60% at September 30, 2017 as total non-performing assets decreased by $66,000, or 1.1%, to $5.68 million at June 30, 2018 from $5.75 million at September 30, 2017. The decrease was primarily due to a $1.19 million decrease in OREO and other repossessed assets, which was partially offset by a $795,000 increase in non-accrual loans which is primarily a result of two one- to four-family loans becoming delinquent and a $428,000 increase in accruing loans which are contractually past due 90 days or more.

TDRs on accrual status (which are not included in the non-performing asset totals) decreased by $382,000, or 11.4%, to $2.96 million at June 30, 2018 from $3.34 million at September 30, 2017.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2018 and September 30, 2017 (dollars in thousands):

	June 30, 2018	September 30, 2017
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$1,361	$874
Commercial	598	213
Land	295	566
Consumer loans:
Home equity and second mortgage	278	258
Commercial business loans	174	—
Total loans accounted for on a non-accrual basis	2,706	1,911

Accruing loans which are contractually past due 90 days or more	428	—

Total of non-accrual and 90 days past due loans	3,134	1,911

Non-accrual investment securities	433	533

OREO and other repossessed assets, net (2)	2,112	3,301
Total non-performing assets (3)	$5,679	$5,745

TDRs on accrual status (4)	$2,960	$3,342

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.43%	0.27%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.31%	0.20%

Non-performing assets as a percentage of total assets	0.56%	0.60%

Loans receivable (5)	$726,856	$699,917

Total assets	$1,006,383	$952,024
___________________________________
(1) As of June 30, 2018 and September 30, 2017, the balance of non-accrual one- to-four family properties included $15 and $100, respectively, in the process of foreclosure.
(2) As of June 30, 2018 and September 30, 2017, the balance of OREO included $0 and $875, respectively, of foreclosed residential real estate property recorded as a result of obtaining physical possession of the property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $155 and $253 reported as non-accrual loans at June 30, 2018 and September 30, 2017, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2018 and 2017

Net income increased by $139,000, or 3.2%, to $4.42 million for the quarter ended June 30, 2018 from $4.28 million for the quarter ended June 30, 2017. Net income per diluted common share increased $0.01, or 1.7%, to $0.59 for the quarter ended June 30, 2018 from $0.58 for the quarter ended June 30, 2017.

Net income increased by $1.75 million, or 16.6%, to $12.30 million for the nine months ended June 30, 2018 from $10.55 million for the nine months ended June 30, 2017. Net income per diluted common share increased $0.20, or 13.9%, to $1.64 for the nine months ended June 30, 2018 from $1.44 for the nine months ended June 30, 2017.

The increase in net income for the three months ended June 30, 2018 was primarily due to an increase in net interest income and a decrease in the Company's effective income tax rate. These increases to net income were partially offset by a decrease in the recapture of loan losses and an increase in non-interest expense. The increase in net income for the nine months ended June 30, 2018 was primarily due to increases in net interest income and non-interest income and a decrease in the Company's effective income tax rate. These increases to net income were partially offset by a decrease in the recapture of loan losses and an increase in non-interest expense. A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $480,000, or 5.2%, to $9.73 million for the quarter ended June 30, 2018 from $9.25 million for the quarter ended June 30, 2017. The increase in net interest income was due to an increase in interest income and a decrease in interest expense.

Total interest and dividend income increased by $292,000, or 2.9%, to $10.46 million for the quarter ended June 30, 2018 from $10.17 million for the quarter ended June 30, 2017, primarily due to an increase the average balance of interest-earning assets, which was partially offset by a decrease in the average yield earned on interest-earning assets. Average total interest-earning assets increased by $67.39 million, or 7.8%, to $930.31 million for the quarter ended June 30, 2018 from $862.92 million for the quarter ended June 30, 2017. Average loans receivable increased by $33.88 million, or 4.9%, and average interest-earning deposits in banks and CDs increased by $32.61 million, or 20.8%, between the periods. The average yield on interest-earning assets decreased to 4.50% for the quarter ended June 30, 2018 from 4.71% for the quarter ended June 30, 2017, primarily due to a decrease in the amount of non-accrual interest and loan pre-payment penalties collected. During the quarter ended June 30, 2018, a total of $10,000 in non-accrual interest and loan pre-payment penalties was collected compared to $819,000 for the quarter ended June 30, 2017. Partially offsetting the decrease in the average yield on loans receivable, was an increase in the average yield on interest-earning deposits in banks and CDs to 1.79% from 1.08%, primarily due to increases in the Fed Funds target rate. Total interest expense decreased by $188,000, or 20.5%, to $730,000 for the quarter ended June 30, 2018 from $918,000 for the quarter ended June 30, 2017. The decrease in interest expense was primarily due to a $369,000 decrease in interest expense on FHLB borrowings, as the Company repaid all of its FHLB borrowings during the quarter ended June 30, 2017. The decrease in interest expense on FHLB borrowings was partially offset by a $181,000 increase in interest expense on deposits as both the average balance and average cost of interest-bearing deposits increased during the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017. The average cost of interest-bearing liabilities decreased to 0.45% for the quarter ended June 30, 2018 from 0.59% for the quarter ended June 30, 2017. The net interest margin ("NIM") decreased to 4.18% for the quarter ended June 30, 2018 from 4.29% for the quarter ended June 30, 2017, however, the NIM for the quarter ended June 30, 2017 was increased approximately 22 basis points due to the net effect of collecting $748,000 of non-accrual interest and paying $282,000 in FHLB borrowings prepayment penalties.

Net interest income increased by $2.77 million, or 10.7%, to $28.79 million for the nine months ended June 30, 2018 from $26.01 million for the nine months ended June 30, 2017. The increase in net interest income was due to an increase in interest income and a decrease in interest expense.

Total interest and dividend income increased by $2.15 million, or 7.5%, to $30.78 million for the nine months ended June 30, 2018 from $28.63 million for the nine months ended June 30, 2017, primarily due to increases in both the average balance and average yield earned on interest-earning assets. Average total interest-earning assets increased by $55.67 million, or 6.5%, to $916.51 million for the nine months ended June 30, 2018 from $860.84 million for the nine months ended June 30, 2017. Average loans receivable increased by $29.16 million, or 4.2%, and average interest-earning deposits in banks and CDs increased by $24.95 million, or 15.5%, between periods. The average yield on interest-earning assets increased to 4.48% for the nine months ended June 30, 2018 from 4.43% for the nine months ended June 30, 2017, primarily due to increases in short-term interest rates by the Federal Reserve. Partially offsetting the increase in the average yield on interest-earnings assets was a decrease in the amount of non-accrual interest and loan pre-payment penalties collected during the current period. During the nine months ended June 30, 2018, a total of $291,000 in non-accrual interest and loan pre-payment penalties was collected compared to $1.07 million for the nine months ended June 30, 2017. Total interest expense decreased by $620,000, or 23.7%, to $2.00 million for the nine months ended June 30, 2018 from $2.62 million for the nine months ended June 30, 2017. The decrease in interest expense was primarily due to a $979,000 decrease in interest expense on FHLB borrowings, as the Company repaid all of its FHLB borrowings during the quarter ended June 30, 2017. The decrease in interest expense on FHLB borrowings was partially offset by a $359,000 increase in interest expense on deposits as both the average balance and average cost of interest-bearing deposits increased during the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The average cost of interest-bearing liabilities decreased to 0.42% for the nine months ended June 30,

2018 from 0.55% for the nine months ended June 30, 2017. As a result of these the changes, the NIM increased to 4.19% for the nine months ended June 30, 2018 from 4.03% for the nine months ended June 30, 2017.

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

	Three Months Ended June 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$727,807	$9,530	5.24%	$693,931	$9,652	5.58%
Investment securities (2)	8,277	51	2.46	7,610	69	3.63
Dividends from mutual funds, FHLB stock and other investments	5,101	31	2.43	4,872	23	1.89
Interest-earning deposits in banks and CDs	189,120	845	1.79	156,507	421	1.08
Total interest-earning assets	930,305	10,457	4.50	862,920	10,165	4.71
Non-interest-earning assets	60,395			57,841
Total assets	$990,700			$920,761

Interest-bearing liabilities:
Savings	$147,881	22	0.06	$137,108	20	0.06
Money market	142,557	202	0.57	125,787	110	0.35
N.O.W. checking	214,256	110	0.21	207,060	113	0.22
Certificates of deposit	142,285	396	1.12	141,254	306	0.87
Long-term borrowings (3)	—	—	—	8,571	369	17.27
Total interest-bearing liabilities	646,979	730	0.45	619,780	918	0.59
Non-interest-bearing deposits	220,511			190,631
Other liabilities	4,456			4,379
Total liabilities	871,946			814,790
Shareholders' equity	118,754			105,971
Total liabilities and
shareholders' equity	$990,700			$920,761

Net interest income		$9,727			$9,247

Interest rate spread			4.05%			4.12%
Net interest margin (4)			4.18%			4.29%
Ratio of average interest-earning assets to average interest-bearing liabilities			142.88%			139.23%

	Nine Months Ended June 30,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$718,099	$28,342	5.26%	$688,936	$27,280	5.29%
Investment securities (2)	7,936	147	2.47	7,717	207	3.58
Dividends from mutual funds, FHLB stock and other investments	5,067	83	2.18	3,730	60	2.15
Interest-earning deposits in banks and CDs	185,405	2,209	1.59	160,458	1,081	0.90
Total interest-earning assets	916,507	30,781	4.48	860,841	28,628	4.43
Non-interest-earning assets	59,704			58,324
Total assets	$976,211			$919,165

Interest-bearing liabilities:
Savings	$144,191	63	0.06	$132,922	57	0.06
Money market	140,186	520	0.50	124,650	314	0.34
N.O.W. checking	214,828	334	0.21	206,037	346	0.22
Certificates of deposit	140,194	1,079	1.03	144,249	920	0.85
Long-term borrowings (3)	—	—	—	22,857	979	5.73
Total interest-bearing liabilities	639,399	1,996	0.42	630,715	2,616	0.55
Non-interest-bearing deposits	217,388			182,117
Other liabilities	3,997			4,368
Total liabilities	860,784			817,200
Shareholders' equity	115,427			101,965
Total liabilities and
shareholders' equity	$976,211			$919,165

Net interest income		$28,785			$26,012

Interest rate spread			4.06%			3.88%
Net interest margin (4)			4.19%			4.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			143.34%			136.49%

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

	Three months ended June 30, 2018 compared to three months ended June 30, 2017 increase (decrease) due to			Nine months ended June 30, 2018 compared to nine months ended June 30, 2017 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$(581)	$459	$(122)	$39	$1,023	$1,062
Investment securities	(24)	6	(18)	(57)	(3)	(60)
Dividends from mutual funds, FHLB stock and other investments	7	1	8	1	22	23
Interest-earning deposits	322	102	424	939	189	1,128
Total net increase in income on interest-earning assets	(276)	568	292	922	1,231	2,153

Interest-bearing liabilities:
Savings	—	2	2	1	5	6
Money market	75	17	92	148	58	206
N.O.W. checking	(7)	4	(3)	(12)	—	(12)
Certificates of deposit	88	2	90	147	12	159
Long term FHLB borrowings	(184)	(185)	(369)	(392)	(587)	(979)
Total net decrease in expense on interest-bearing liabilities	(28)	(160)	(188)	(108)	(512)	(620)

Net increase in net interest income	$(248)	$728	$480	$1,030	$1,743	$2,773

Provision for Loan Losses:  There was no provision for (recapture of) loan losses for the quarter ended June 30, 2018 compared to a $1.0 million recapture of loan losses for the quarter ended June 30, 2017. The recapture of loan losses during quarter ended June 30, 2017 was primarily due to net recoveries and overall improvements in other credit quality metrics. For the quarter ended June 30, 2018 there were net charge-offs of $12,000 compared to net charge-offs of $21,000 for the quarter ended March 31, 2018 and net recoveries of $1.02 million for the quarter ended June 30, 2017. Non-accrual loans increased by $795,000, or 41.6%, to $2.71 million at June 30, 2018, from $1.91 million at September 30, 2017 and increased by $651,000, or 31.6%, from $2.06 million at June 30, 2017. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $1.02 million or 42.0%, to $3.43 million at June 30, 2018, from $2.41 million at September 30, 2017 and increased by $985,000, or 40.4%, from $2.44 million one year ago.

For the nine months ended June 30, 2018 there was no provision for (recapture of) loan losses compared to a $1.25 million recapture of loan losses for the nine months ended June 30, 2017. Net charge-offs for the nine months ended June 30, 2018 were $21,000 compared to net recoveries of $1.03 million for the nine months ended June 30, 2017.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at June 30, 2018 was $358,000 compared to $476,000 at September 30, 2017 and $429,000 at June 30, 2017.

Based on its comprehensive analysis, management believes the allowance for loan losses of $9.53 million at June 30, 2018 (1.31% of loans receivable and 304.1% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $9.55 million (1.36% of loans receivable and 499.9% of non-performing loans) at September 30, 2017 and $9.61 mil1ion (1.38% of loans receivable and 467.6% of non-performing loans) at June 30, 2017. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income decreased slightly by $11,000, or 0.3%, to $3.15 million for the quarter ended June 30, 2018 from $3.16 million for the quarter ended June 30, 2017. The decrease in non-interest income was primarily due to a $126,000 decrease in gain on sales of loans, which was partially offset by a $66,000 increase in ATM and debit card interchange transaction fees and smaller increases in several other categories. The decrease in gain on sales of loans was primarily due to a decrease in the dollar volume of fixed-rate one- to four-family loans sold during the quarter. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the volume of debit card transactions.

Total non-interest income increased by $140,000 or 1.5%, to $9.36 million for the nine months ended June 30, 2018 from $9.22 million for the nine months ended June 30, 2017. The increase in non-interest income was primarily due to a $200,000 increase in ATM and debit card interchange transaction fees, a $99,000 increase in services charges on deposits and smaller increases in in several other categories. These increases were partially offset by a $229,000 decrease in gains on sales of loans, net and smaller decreases in several other categories. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the volume of debit card transactions. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines. The decrease in gain on sale of loans was primarily due to a decrease in the dollar volume of fixed-rate one- to four-family loans sold during the nine months ended June 30, 2018.

Non-interest Expense:  Total non-interest expense increased by $184,000, or 2.7%, to $7.12 million for the quarter ended June 30, 2018 from $6.94 million for the quarter ended June 30, 2017.  The increased expense was primarily due to a $171,000 increase in salaries and employee benefits expense, a $138,000 increase in professional fees and smaller increases in several other categories. These increases were partially offset by a $96,000 decrease in OREO and other repossessed assets expense and smaller decreases in several other categories. The increase in salary and employee benefits expense was primarily due to annual salary adjustments and the hiring of additional lending personnel. The increase in professional fees was primarily due to $147,000 in merger related expenses associated with the Company's announced acquisition of South Sound Bank. The decrease in OREO and other repossessed assets expense was primarily due to a $124,000 gain on the sale of an OREO property during the current quarter.

Total non-interest expense increased by $913,000, or 4.4%, to $21.52 million for the nine months ended June 30, 2018 from $20.61 million for the nine months ended June 30, 2017. The increased expense was primarily due to a $686,000 increase in salaries and employee benefits expense, a $200,000 increase in professional fees and smaller increases in several other categories. These increases were partially offset by a $113,000 gain on disposition of premises and equipment, net and smaller decreases in several other categories.

The efficiency ratio for the current quarter improved to 55.33% from 55.94% for the comparable quarter one year ago. The efficiency ratio for the nine months ended June 30, 2018 improved to 56.41% from 58.48% for the nine months ended June 30, 2017 as increases in revenue outpaced the increase in non-interest expense.

Provision for Income Taxes: The provision for income taxes decreased by $854,000, or 39.0%, to $1.33 million for the quarter ended June 30, 2018 from $2.19 million for the quarter ended June 30, 2017, and decreased by $997,000, or 18.7%, to $4.33 million for the nine months ended June 30, 2018 from $5.33 million for the nine months ended June 30, 2017. The decrease in the provision for income taxes was primarily due to a lower effective federal corporate income tax rate as a result of the Tax Act that was enacted on December 22, 2017. As a result of the Tax Act (which decreases the federal corporate income tax rate to 21.0% from 35.0%), the Company recorded a one-time income tax expense of $548,000 in conjunction with writing down its net deferred tax assets during the quarter ended December 31, 2017 and began using a blended federal tax rate of 24.5% for the fiscal year ending September 30, 2018. Since the Company is a September 30th fiscal year-end corporation, it will use a blended federal tax rate of 24.5% to calculate income tax expense for the fiscal year ending September 30, 2018 and then use a 21.0% tax rate thereafter. The Company's effective tax rate was 23.20% for the quarter ended June 30, 2018 and 33.84% for the quarter ended June 30, 2017. The Company's effective tax rate was 26.04% for the nine months ended June 30, 2018 and 33.55% for the nine months ended June 30, 2017.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2018, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 24.98%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $28.74 million, or 15.0%, to $219.96 million at June 30, 2018 from $191.22 million at September 30, 2017. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2018, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 35% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $19.00 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At June 30, 2018, the Bank had $19.00 million pledged under the LOC, which left $281.80 million available for additional FHLB borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At June 30, 2018, the Bank had $71.35 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At June 30, 2018, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At June 30, 2018, the Bank had loan commitments totaling $75.32 million and undisbursed construction loans in process totaling $65.67 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from June 30, 2018 totaled 73.36 million.  Historically, the Bank has been able to retain a significant amount of its non-brokered CDs as they mature.  At June 30, 2018, the Bank had $3.20 million in brokered CDs.

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

Based on its capital levels at June 30, 2018, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2018, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2018 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$113,394	11.53%	$39,351	4.00%	$49,189	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	113,394	16.56	30,817	4.50	44,513	6.50

Tier 1 capital	113,394	16.56	41,089	6.00	54,785	8.00

Total capital	121,968	17.81	54,785	8.00	68,481	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The new capital conservation buffer requirement began to be phased in beginning in January 2016 to an amount more than 0.625% of risk-weighted assets and increases each year until fully implemented to an amount more than 2.5% of risk weighted assets in January 2019. At June 30, 2018, the conservation buffer was an amount more than 1.875%.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $1.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $1.0 billion or more in assets, at June 30, 2018, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2018 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$116,401	11.80%

Risk-based Capital Ratios:
Common equity tier 1 capital	116,401	16.98

Tier 1 capital	116,401	16.98

Total capital	124,982	18.24

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
PERFORMANCE RATIOS:
Return on average assets	1.78%	1.86%	1.68%	1.53%
Return on average equity	14.87%	16.14%	14.21%	13.80%
Net interest margin	4.18%	4.29%	4.19%	4.03%
Efficiency ratio	55.33%	55.94%	56.41%	58.48%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2017.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2018 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

There were no shares repurchased by the Company during the quarter ended June 30, 2018. On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of June 30, 2018, a total of 130,788 shares had been repurchased at an average price of $11.69 per share and there were 221,893 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

2.1	Merger Agreement (1)
3.1	Articles of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
10.1	Employee Severance Compensation Plan, as revised (4)
10.2	Employee Stock Ownership Plan (5)
10.4	2003 Stock Option Plan (6)
10.5	Form of Incentive Stock Option Agreement (7)
10.6	Form of Non-qualified Stock Option Agreement (8)
10.8	Employment Agreement with Michael R. Sand (8)
10.9	Employment Agreement with Dean J. Brydon (8)
10.10	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

_________________

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 23, 2018.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 1, 2017.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 16, 2007.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

(9)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: August 6, 2018	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2018	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements