Form 10-K
period 2018-09-30
TIMBERLAND BANCORP INC
filed 2018-12-07
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2018 OR

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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities     Act.    YES            NO    X
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the     Act.   YES          NO    X
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES   X      NO
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   YES   X    NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES         NO    X
As of November 30, 2018, the registrant had 8,310,703 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2018, was $224.7 million (7,390,227 shares at $30.40).  For purposes of this calculation, common stock held by officers and directors of the registrant was included.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (Part III).

TIMBERLAND BANCORP, INC.
2018 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel from our recent merger with South Sound Bank into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which may be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas;  secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System and of our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-K and the Company's other reports filed with or furnished to the Securities and Exchange Commission.

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2019 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's consolidated financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp" or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Bank (the "Bank").  At September 30, 2018, on a consolidated basis, the Company had total assets of $1.02 billion, net loans receivable of $725.39 million, total deposits of $889.51 million and total shareholders’ equity of $124.66 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corporation.

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

On May 23, 2018, the Company announced the signing of a definitive agreement and plan of merger with South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington. On October 1, 2018, the Company completed the acquisition of South Sound Bank (the "South Sound Merger") and South Sound Bank merged into the Bank and the Company. At September 30, 2018, South Sound Bank had $178.33 million in total assets, $121.35 million in net loans receivable and $151.43 million in total deposits. As a result of the South Sound Merger, South Sound Bank shareholders received 904,826 shares of Timberland Bancorp common stock and $6.90 million in cash for total consideration paid of $35.17 million. The financial condition data and operating results of the Company at and for the year ended September 30, 2018, do not include the acquired assets and assumed liabilities from South Sound Bank or the operating results produced by the acquired assets and assumed liabilities as the South Sound Merger did not close until October 1, 2018. For additional details see Note 21 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Timberland Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail customers while concentrating its lending activities on real estate mortgage loans. Lending activities have been focused primarily on the origination of loans secured by real estate, including residential and commercial / multi-family construction loans, one- to four-family residential loans, multi-family loans, commercial real estate loans and land loans. The Bank originates adjustable-rate residential mortgage loans that do not qualify for sale in the secondary market. The Bank also originates commercial business loans and other consumer loans.

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

The Bank considers its primary market area to include six sub-markets: primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Thurston and Kitsap counties with their dependence on state and federal government; Pierce and King counties with their broadly diversified economic bases; and Lewis County with its dependence on retail trade, manufacturing, industrial services and local government.  Each of these markets presents operating risks to the Bank.  The Bank’s expansion into Pierce, Thurston, Kitsap, King and Lewis counties represents the Bank’s strategy to expand and diversify its primary market area to become less reliant on the economy of Grays Harbor County.

Grays Harbor County has a population of 73,000 according to the United States ("U.S.") Census Bureau 2017 estimates and a median family income of $65,000 according to 2018 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 5.5% at September 30, 2018 from 6.1% at September 30, 2017.  The median price of a resale home in Grays Harbor County for the quarter ended June 30, 2018 increased 14.6% to $188,800 from $164,700 for the comparable prior year period.  The number of home sales increased 12.3% for the quarter ended June 30, 2018 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located in the county.

Pierce County is the second most populous county in the state and has a population of 877,000 according to the U.S. Census Bureau 2017 estimates.  The county’s median family income is $74,600 according to 2018 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 4.4% at September 30, 2018 from 4.8% at September 30, 2017. The median price of a resale home in Pierce County for the quarter ended June 30, 2018 increased 12.9% to $353,700 from $313,200 for the comparable prior year period.  The number of home sales increased 6.9% for the quarter ended June 30, 2018 compared to the same quarter one year earlier.  The Bank has five branches located in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 281,000 according to the U.S. Census Bureau 2017 estimates and a median family income of $77,700 according to 2018 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area decreased to 4.1% at September 30, 2018 from 4.5% at September 30, 2017. The median price of a resale home in Thurston County for the quarter ended June 30, 2018 increased 10.2% to $319,300 from $289,800 for the same quarter one year earlier.  The number of home sales increased 8.2% for the quarter ended June 30, 2018 compared to the same quarter one year earlier.  The Bank has five branches and acquired two additional branches in the South Sound Merger, located in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 266,000 according to the U.S. Census Bureau 2017 estimates and a median family income of $82,600 according to 2018 HUD estimates.  The Bank has two branches located in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area decreased to 4.1% at September 30, 2018 from 4.6% at September 30, 2017.  The median price of a resale home in Kitsap County for the quarter ended June 30, 2018 increased 9.4% to $355,600 from $325,000 for the same quarter one year earlier.  The number of home sales increased 3.9% for the quarter ended June 30, 2018 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.2 million according to the U.S. Census Bureau 2017 estimates.  The Bank has one branch located in King County.  The county’s median family income is $103,400 according to 2018 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech.  According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 3.4% at September 30, 2018 from 3.9% at September 30, 2017. The median price of a resale home in King County for the quarter ended June 30, 2018 increased 12.1% to $729,800 from $650,800 for the same quarter one year earlier.  The number of home sales decreased 3.5% for the quarter ended June 30, 2018 compared to the same quarter one year earlier.

Lewis County has a population of 78,000 according to the U.S. Census Bureau 2017 estimates and a median family income of $65,000 according to 2018 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 5.1% at September 30, 2018 from 5.7% at September 30, 2017. The median price of a resale home in Lewis County for the quarter ended June 30, 2018 increased 17.8% to $224,300 from $190,400 for the same quarter one year earlier.  The number of home sales increased 6.5% for the quarter ended June 30, 2018 compared to the same quarter one year earlier.  The Bank currently has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, or by commercial real estate and loans for the construction of one- to four-family residences.  The Bank’s net loans receivable totaled $725.39 million at September 30, 2018, representing 71.2% of consolidated total assets, and at that date commercial real estate, construction (including undisbursed loans in process), multi-family and land loans were $620.95 million, or 75.7% of total loans.  Commercial real estate, construction, multi-family, and land loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 20% of its capital plus surplus. According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for loan losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2018, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $25.40 million under this policy.  At September 30, 2018, the largest amount outstanding to any one borrower and the borrower’s related entities was $18.30 million (including $3.65 million in undisbursed loans in process) which was secured by multi-family properties, commercial buildings, one- to four-family properties, land parcels, and construction projects located in Thurston County.  These loans were all performing according to their loan repayment terms at September 30, 2018.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $16.21 million.  These loans were secured by multi-family and commercial real estate properties located in King, Benton and Grant counties and were performing according to their loan repayment terms at September 30, 2018.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family (1)	$115,941	14.13%	$118,147	15.05%	$118,560	16.38%	$116,664	17.42%	$97,635	16.10%
Multi-family	61,928	7.54	58,607	7.47	62,303	8.61	52,322	7.81	46,206	7.62
Commercial	345,113	42.05	328,927	41.91	312,525	43.18	291,216	43.47	294,354	48.54
Construction - custom and owner/builder	119,555	14.57	117,641	14.99	93,049	12.85	62,954	9.40	59,752	9.85
Construction - speculative one- to four-family	15,433	1.88	9,918	1.26	8,106	1.12	6,668	1.00	2,577	0.42
Construction - commercial	39,590	4.82	19,630	2.50	9,365	1.29	20,728	3.09	3,310	0.55
Construction - multi-family	10,740	1.31	21,327	2.72	12,590	1.74	20,570	3.07	2,840	0.47
Construction - land development	3,040	0.37	—	—	—	—	—	—	—	—
Land	25,546	3.11	23,910	3.05	21,627	2.99	26,140	3.90	29,589	4.88
Total mortgage loans	736,886	89.78	698,107	88.95	638,125	88.16	597,262	89.16	536,263	88.43

Consumer Loans:
Home equity and second mortgage	37,341	4.55	38,420	4.90	39,727	5.49	34,157	5.10	34,921	5.76
Other	3,515	0.43	3,823	0.49	4,139	0.57	4,669	0.70	4,699	0.77
Total consumer loans	40,856	4.98	42,243	5.39	43,866	6.06	38,826	5.80	39,620	6.53
Commercial business loans (2)	43,053	5.24	44,444	5.66	41,837	5.78	33,763	5.04	30,559	5.04
Total loans receivable	820,795	100.00%	784,794	100.00%	723,828	100.00%	669,851	100.00%	606,442	100.00%

Less:
Undisbursed portion of construction loans in process	(83,237)		(82,411)		(48,627)		(53,457)		(29,416)
Deferred loan origination fees, net	(2,637)		(2,466)		(2,229)		(2,193)		(1,746)
Allowance for loan losses	(9,530)		(9,553)		(9,826)		(9,924)		(10,427)
Total loans receivable, net	$725,391		$690,364		$663,146		$604,277		$564,853
______________

(1)	Does not include loans held-for-sale of $1,785, $3,515, $3,604, $3,051 and $899 at September 30, 2018, 2017, 2016, 2015 and 2014, respectively.
(2)    Does not include loans held-for-sale of $84 at September 30, 2017.

Residential One- to Four-Family Lending.  At September 30, 2018, $115.94 million, or 14.1%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal Home Loan Bank of Des Moines ("FHLB").  From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2018, $29.53 million, or 25.5%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually or every three to five years after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are re-priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 4.00%.  The Bank also offers ARM loans tied to The Wall Street Journal prime lending rate ("Prime Rate") index which typically do not have periodic or lifetime adjustment limits.  Loans tied to the Prime Rate normally have margins ranging up to 3.0%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2018, $86.41 million, or 74.5%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

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

The retention of ARM loans in the Bank’s loan portfolio helps reduce the Bank’s exposure to changes in interest rates.  There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer as a result of increases in interest rates.  It is possible that during periods of rising interest rates the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower.  The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower’s ability to repay the ARM loan assuming a 2.0% increase in the initial interest rate.  Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  Because of these considerations, the Bank has no assurance that yield increases on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

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

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac or the FHLB).  At September 30, 2018, five one- to four-family loans totaling $545,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending.  At September 30, 2018, $61.93 million, or 7.5%, of the Bank’s total loan portfolio was secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term Federal Home Loan Bank borrowing, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2018, the Bank’s largest multi-family loan had an outstanding principal balance of $6.24 million and was secured by an apartment building located in Thurston County. At September 30, 2018, this loan was performing according to its repayment terms.

The maximum loan-to-value ratio for multi-family loans is generally limited to not more than 80%.  The Bank generally requests its multi-family loan borrowers with loan balances in excess of $750,000 to submit financial statements and rent rolls annually on the properties securing such loans.  The Bank also inspects such properties annually.  The Bank generally imposes a minimum debt coverage ratio of 1.20 for loans secured by multi-family properties.

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements. At September 30, 2018, all multi-family loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending.  Commercial real estate loans totaled $345.11 million, or 42.0%, of the total loan portfolio at September 30, 2018.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as office buildings, retail/wholesale facilities, mini-storage facilities, motels, nursing homes, restaurants and convenience stores, generally located in the Bank’s primary market area.  At September 30, 2018, the largest commercial real estate loan was secured by an office building in Thurston County, had a balance of $7.90 million and was performing according to its repayment terms.  At September 30, 2018, no commercial real estate loans were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank typically requires appraisals of properties securing commercial real estate loans.  For loans that are less than $250,000, the Bank may use the tax assessed value and a property inspection in lieu of an appraisal.  Appraisals are performed by independent appraisers designated by the Bank.  The Bank considers the quality and location of the real estate, the credit history of the borrower, the cash flow of the project and the quality of management involved with the property when making these loans.  The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 for loans secured by income producing commercial properties.  Loan-to-value ratios on commercial real estate loans are generally limited to not more than 80%.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements.

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

Construction Lending.      The Bank currently originates three types of residential construction loans:  (i) custom construction loans, (ii) owner/builder construction loans and (iii) speculative construction loans.  The Bank believes that its long tenure in providing residential construction loans has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending.  The Bank also originates construction loans for multi-family properties, commercial properties, and land development projects.  The Bank's construction loans generally provide for the payment of interest only during the construction phase, which is billed monthly, although during the term of some construction loans no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. At September 30, 2018, the Bank's construction loans totaled $188.36 million, or 22.9% of the Bank's total loan portfolio, including undisbursed loans in process of $83.24 million.

At September 30, 2018 and 2017, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2018		2017
	Outstanding Balance	Percent of Total	Outstanding Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$119,555	63.47%	$117,641	69.81%
Speculative one-to four-family	15,433	8.19	9,918	5.89
Commercial real estate	39,590	21.02	19,630	11.65
Multi-family	10,740	5.70	21,327	12.65
Land development	3,040	1.62	—	—
Total	$188,358	100.00%	$168,516	100.00%

Custom construction loans are made to home builders who, at the time of construction, have a signed contract with a home buyer who has a commitment to purchase the finished home.  Custom construction loans are generally originated for a term of six to 12 months, with fixed interest rates typically ranging from 5.25% to 6.25% and with loan-to-value ratios of 80% or less of the appraised estimated value of the completed property or sales price, whichever is less. Custom and owner/builder construction loans are either originated with six to twelve month maturities or are structured to convert to permanent mortgage loans once construction is completed.

Owner/builder construction loans are originated to home owners rather than home builders and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of an owner/builder construction loan generally lasts up to 12 months with fixed interest rates typically ranging from 4.50% to 6.75% and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2018, custom and owner/builder construction loans totaled $119.56 million, or 63.5% of the total construction loan portfolio.  At September 30, 2018, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.30 million (including $664,000 of undisbursed loans in process) and was performing according to its repayment terms.

Speculative one-to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and pay real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates generally ranging from 6.00% to 7.00%, and with a loan-to-value ratio of no more than 80% of the appraised value of the completed property.  At September 30, 2018, speculative one- to four-family construction loans totaled $15.43 million, or 8.2% of the total construction loan portfolio.  At September 30, 2018, the largest aggregate outstanding balance to one borrower for speculative one- to four-family construction loans totaled $2.35 million (including $1.51 million of undisbursed loans in process) and was comprised of seven loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties.  At September 30, 2018, these loans amounted to $50.33 million, or 26.7%, of construction loan balances compared to $40.96 million, or 24.3%, of construction loan balances at September 30, 2017.  These loans are typically secured by apartment buildings, condominiums, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2018, the largest outstanding multi-family construction loan was secured by an apartment building project in Thurston County and had a balance of $6.70 million (including $2.28 million of undisbursed construction loan proceeds) and was performing according to its repayment terms.  At September 30, 2018, the largest outstanding commercial real estate construction loan was secured by an assisted living facility project in King County and had a balance of $6.10 million. This loan was performing according to its repayment terms at September 30, 2018.

All construction loans must be approved by a member of one of the Bank’s Loan Committees or the Bank’s Board of Directors, or in the case of one- to four-family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter. See “- Lending Activities - Loan Solicitation and Processing.”  Prior to approval of any construction loan application, an independent fee appraiser inspects the site and prepares and appraisal on an "as completed" basis and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro-forma data and assumptions on the project.  In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder.  After this preliminary review, the application is processed, which includes obtaining credit reports, financial statements and tax returns or verification of income on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.  In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by paying the cost of such overruns directly or by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs, or to the extent available authorizes disbursements from a loan contingency line in the construction budget.

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

Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending because funds are advanced upon the collateral for the project based on an estimate of the costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio.  With regard to loans originated to builders for speculative projects, changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. A downturn in the housing, or the real estate market, could increase loan delinquencies, defaults, and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some builders who have borrowed from us to fund construction projects on a speculative basis have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

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

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities; generally with ten to 50 lots). At September 30, 2018, the Bank had $3.00 million in land development loans outstanding. Currently, the Bank is originating land development loans on a limited basis.  Land development loans are secured by a lien on the property and typically are made for a period of two to five years with fixed or variable interest rates, with loan-to-value ratios generally not exceeding 75%.  Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals (with ownership interests in the borrowing entity of 20% or more) and reviews their personal financial statements. Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans because these loan funds are advanced upon the predicted future value of the developed property upon completion.  If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment.  The Bank has historically attempted to minimize this risk by generally limiting the maximum loan-to-value ratio on land and land development loans to 75% of the estimated developed value of the secured property.  At September 30, 2018 all construction loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes.  At September 30, 2018, land loans totaled $25.55 million, or 3.1%, of the Bank’s total loan portfolio.  Land loans originated by the Bank generally have maturities of one to ten years.  The largest land loan is secured by land in Thurston County, had an outstanding balance of $1.50 million and was performing according to its repayment terms at September 30, 2018.  At September 30, 2018, two land loans totaling $243,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Consumer Lending.  Consumer loans generally have shorter terms to maturity and may have higher interest rates than mortgage loans.  Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At September 30, 2018, consumer loans amounted to $40.86 million, or 5.0%, of the Bank's total loan portfolio.

At September 30, 2018, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $37.34 million, or 4.6%, of the Bank's total loan portfolio.  Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 90% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the Prime Rate.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans in which the Bank is in the first lien position because they are generally secured by mortgages subordinated to the existing first mortgage on the property. For those second mortgage loans and home equity lines credit which the Bank does not hold the existing first mortgage on the property, it is unlikely that the Bank will be successful in recovering all or a portion of the loan balance in the event of default unless the Bank is prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2018, five consumer loans totaling $359,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans totaled $43.05 million, or 5.2%, of the loan portfolio at September 30, 2018.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the Prime Rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $1.86 million at September 30, 2018 and was performing according to its repayment terms.  At September 30, 2018, two commercial business loans totaling $170,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank has recently increased commercial business loan originations made under the U.S. Small Business Administration ("SBA") 7(a) program. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. The terms of these loans vary by purpose and type of underlying collateral. The loans are primarily underwritten on the basis of the borrower's ability to service the loan from income. Under the SBA 7(a) program the loans carry a SBA guaranty for up to 85% of the loan. Typical maturities for this type of loan vary but can be up to ten years. SBA 7(a) loans are all adjustable rate loans based on the Prime Rate. Under the SBA 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans. The Bank generally offers SBA 7(a) loans within a range of $50,000 to $1.00 million.

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

Loan Maturity.  The following table sets forth certain information at September 30, 2018 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$325	$1,119	$2,317	$38,822	$73,358	$115,941
Multi-family	—	979	7,953	52,497	499	61,928
Commercial	12,768	24,054	54,763	248,507	5,021	345,113
Construction (1)	188,358	—	—	—	—	188,358
Land	12,252	7,035	2,191	2,900	1,168	25,546
Consumer loans:
Home equity and second mortgage	3,930	5,505	5,147	14,766	7,993	37,341
Other	835	227	266	594	1,593	3,515
Commercial business loans	21,459	5,873	5,215	10,048	458	43,053
Total	$239,927	$44,792	$77,852	$368,134	$90,090	820,795

Less:
Undisbursed portion of construction loans in process						(83,237)
Deferred loan origination fees, net						(2,637)
Allowance for loan losses						(9,530)
Total loans receivable, net						$725,391
_____________
(1)    Includes $119.56 million of construction/permanent loans, a portion of which may convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2018, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$29,531	$86,085	$115,616
Multi-family	1,293	60,635	61,928
Commercial	35,467	296,878	332,345
Land	5,761	7,533	13,294
Consumer loans:
Home equity and second mortgage	9,708	23,703	33,411
Other	1,752	928	2,680
Commercial business loans	11,463	10,131	21,594
Total	$94,975	$485,893	$580,868

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

Loan applications are initiated by loan officers and are required to be approved by an authorized loan officer or Bank underwriter, one of the Bank’s Loan Committees or the Bank’s Board of Directors.  The Bank’s Consumer Loan Committee consists of several underwriters, each of whom can approve one- to four-family mortgage loans and other consumer loans up to and including the current Freddie Mac single-family limit. Loan officers may also be granted individual approval authority for certain loans up to a maximum of $250,000. The approval authority for individual loan officers is granted on a case by case basis by the Bank's Chief Credit Administrator or President.  All construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors, or in the case of one- to four- family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter, subject to their individual or Loan Committee loan limit. The Bank’s Commercial Loan Committee, which consists of the Bank’s President, Chief Credit Administrator, Executive Vice President of Lending and Regional Manager of Community Lending, may approve commercial real estate loans and commercial business loans up to and including $1.50 million. The Bank’s President, Chief Credit Administrator and Executive Vice President of Lending also have individual lending authority for loans up to and including $750,000. The Bank’s Board Loan Committee, which consists of two rotating non-employee Directors and the Bank’s President, may approve loans up to and including $3.00 million.  Loans in excess of $3.00 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $3.00 million, must be approved by the Bank’s Board of Directors.

Loan Originations, Purchases and Sales.  During the years ended September 30, 2018, 2017 and 2016, the Bank’s total gross loan originations were $329.59 million, $340.61 million and $267.35 million, respectively.  Periodically, the Bank purchases loan participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other banks.  These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the years ended September 30, 2018, 2017 and 2016, the Bank purchased loan participation interests of $8.40 million, $13.10 million and $898,000, respectively.

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives. The Bank also began selling the guaranteed portion of some of its SBA 7(a) loans in the secondary market during the year ended September

30, 2016.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2018, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $370.93 million.

The Bank also periodically sells participation interests in construction loans, commercial real estate loans, multi-family and commercial business loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower and to generate fee income.  During the years ended September 30, 2018, 2017 and 2016, the Bank sold loan participation interests of $253,000, $9.28 million, and $321,000, respectively.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2018	2017	2016
Loans originated:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$81,313	$88,642	$74,131
Multi-family	10,362	7,841	18,340
Commercial	68,443	58,777	43,942
Construction	125,683	144,349	95,029
Land	16,300	14,056	4,515
Consumer	20,151	21,999	22,569
Commercial business loans	7,339	4,947	8,824
Total loans originated	329,591	340,611	267,350

Loans and loan participations purchased:
Mortgage loans:
Construction	7,548	11,100	400
Commercial business	855	2,000	498
Total loans purchased	8,403	13,100	898
Total loans originated and purchased	337,994	353,711	268,248

Loans sold:
Loan participation interests sold	—	(9,284)	(321)
Whole loans sold	(66,384)	(72,158)	(58,582)
Total loans sold	(66,384)	(81,442)	(58,903)

Loan principal repayments	(235,609)	(211,303)	(155,368)
Other items, net	(974)	(33,748)	4,892
Net increase in loans receivable	$35,027	$27,218	$58,869

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank is generally up to 2.0% of the loan amount.  Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized net deferred loan origination fees totaled $2.64 million at September 30, 2018.

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

The Bank’s Board of Directors is updated monthly as to the status of loans that are delinquent by more than 30 days and the status of all foreclosed and repossessed property owned by the Bank.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

	At September 30,
	2018	2017	2016	2015	2014
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$545	$874	$914	$2,368	$4,376
Multi-family	—	—	—	760	—
Commercial	—	213	612	1,016	1,468
Construction	—	—	367	—	—
Land	243	566	548	1,558	4,564
Consumer loans	359	258	432	338	501
Commercial business loans	170	—	—	—	—
Total	1,317	1,911	2,873	6,040	10,909

Accruing loans which are contractually past due 90 days or more	—	—	135	151	812
Total of non-accrual and 90 days past due loans	1,317	1,911	3,008	6,191	11,721

Non-accrual investment securities	406	533	734	932	1,101

Other real estate owned and other repossessed assets (2)	1,913	3,301	4,117	7,854	9,092
Total non-performing assets (3)	$3,636	$5,745	$7,859	$14,977	$21,914

Troubled debt restructured loans on accrual status (4)	$2,955	$3,342	$7,629	$12,485	$16,804

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (5)	0.18%	0.27%	0.45%	1.02%	2.08%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.13%	0.20%	0.34%	0.76%	1.57%

Non-performing assets as a percentage of total assets	0.36%	0.60%	0.88%	1.84%	2.94%

Loans receivable, net (5)	$734,921	$699,917	$672,972	$614,201	$575,280
Total assets	$1,018,290	$952,024	$891,388	$815,815	$745,565

_______________
(1)    Includes non-accrual one- to four-family properties in the process of foreclosure totaling $0, $100,
$138, $1,105 and $1,147 as of September 30, 2018, 2017, 2016, 2015 and 2014, respectively.
(2)    Includes foreclosed residential real estate property totaling $0, $875, $1,071, $2,868, and $2,903 as of September 30, 2018, 2017, 2016, 2015 and 2014, respectively.
(3)    Does not include troubled debt restructured loans on accrual status.
(4)    Does not include troubled debt restructured loans totaling $323, $253, $531, $1,233 and $2,284 recorded as non-accrual loans as of September 30, 2018, 2017, 2016, 2015 and 2014, respectively.
(5)    Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The Bank’s non-accrual loans decreased by $594,000 to $1.32 million at September 30, 2018 from $1.91 million at September 30, 2017, primarily as a result of a $329,000 decrease in one-to four-family mortgage loans, a $323,000 decrease in land loans, and a $213,000 decrease in commercial real estate loans, on non-accrual status. These decreases were partially offset by a $170,000 increase in commercial business loans and a $101,000 increase in consumer loans, on non-accrual status.  A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.”

Additional interest income which would have been recorded for the year ended September 30, 2018 had non-accruing loans been current in accordance with their original terms totaled $347,000.

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.  At September 30, 2018, the Bank had $1.91 million of OREO and other repossessed assets consisting of 12 individual properties, a decrease of $1.39 million from $3.30 million at September 30, 2017.  The OREO properties consisted of 10 land parcels totaling $1.47 million, and two commercial real estate properties totaling $448,000.  The largest OREO property at September 30, 2018 was an undeveloped land parcel with a balance of $874,000 located in Lewis County.

Restructured Loans.  Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. TDRs are considered impaired and are individually evaluated for impairment. TDRs are classified as either accrual or non-accrual. TDRs are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Bank had TDRs at September 30, 2018 and 2017 totaling $3.28 million and $3.60 million, respectively, of which $323,000 and $253,000, respectively, were on non-accrual status. The allowance for loan losses allocated to TDR loans at September 30, 2018 and 2017 was $97,000 and $10,000, respectively.

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

The categories of non-accrual loans and impaired loans overlap, although they are not identical.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2018, the Bank had $4.27 million in impaired loans.  For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future, are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans (not included in the table above as non-performing) was $5.0 million at September 30, 2018. The vast majority of these loans are collateralized by real estate.  See “Asset Classification” below for additional information regarding the Bank's problem loans.

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

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and of the Bank's  allowances for loan losses at the dates indicated, were as follows:

	At September 30,
	2018	2017	2016
	(Dollars in thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)(2)	3,182	3,253	5,036
Special mention (1)	3,123	7,783	15,065
Total classified and special mention loans	$6,305	$11,036	$20,101

Allowance for loan losses	$9,530	$9,553	$9,826
_____________

(1)	For further information concerning the change in classified assets, see “Non-performing Loans and Delinquencies" above.

(2)	Includes non-performing loans.

Loans classified as substandard decreased by $71,000 to $3.18 million at September 30, 2018 from $3.25 million at September 30, 2017.  At September 30, 2018, 28 loans were classified as substandard. Of the $3.18 million in loans classified as substandard at September 30, 2018, $1.32 million were on non-accrual status.  The largest loan classified as substandard at

September 30, 2018 had a balance of $509,000 and was secured by a single family home in Pierce County. This loan was performing according to its restructured payment terms at September 30, 2018.  The next largest loan classified as substandard at September 30, 2018 had a balance of $386,000 and was secured by a commercial building in Pierce County. This loan was performing according to its payment terms at September 30, 2018.

Loans classified as special mention decreased by $4.66 million to $3.12 million at September 30, 2018 from $7.78 million at September 30, 2017, primarily as a result of loans being upgraded to an improved risk grade category and loans being paid off during the year ended September 30, 2018. At September 30, 2018, nine loans were classified as special mention. The largest loan classified as special mention at September 30, 2018 had a balance of $648,000 and was secured by land in Grays Harbor County. This loan was performing according to its payment terms at September 30, 2018. The next largest loan classified as special mention at September 30, 2018 had a balance of $581,000 and was secured by a one- to four-family property in Pierce County. This loan was performing according to its payment terms at September 30, 2018.

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

At September 30, 2018, the Bank’s allowance for loan losses totaled $9.53 million.  The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 1.30% and 723.61%, respectively, at September 30, 2018 and 1.36% and 499.90%, respectively, at September 30, 2017. The decrease in the allowance for loan losses as a percentage of total loans receivable was primarily due to a decrease in non-performing loans and improvements in other underlying credit quality metrics in the loan portfolio.

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

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Allowance at beginning of year	$9,553	$9,826	$9,924	$10,427	$11,136
(Recapture of) provision for loan losses	—	(1,250)	—	(1,525)	—

Recoveries:
Mortgage loans:
One- to four-family	—	21	56	264	194
Multi-family	—	—	—	3	—
Commercial	—	1,061	—	4	4
Construction - speculative one- to four-family	13	6	2	2	—
Construction - multi-family	—	—	181	1,125	251
Construction - land development	—	—	—	—	287
Land	19	19	24	37	418
Consumer loans:
Home equity and second mortgage	—	—	—	2	7
Other	1	3	2	4	2
Commercial business loans	—	—	5	5	24
Total recoveries	33	1,110	270	1,446	1,187

Charge-offs:
Mortgage loans:
One- to four-family	—	—	(72)	(220)	(1,106)
Multi-family	—	—	—	—	—
Commercial	(28)	(13)	(209)	—	(463)
Land	(22)	(110)	(61)	(145)	(260)
Consumer loans:
Home equity and second mortgage	—	—	(18)	(50)	(47)
Other	(6)	(10)	(8)	(9)	(6)
Commercial business loans	—	—	—	—	(14)
Total charge-offs	(56)	(133)	(368)	(424)	(1,896)
Net recoveries (charge-offs)	(23)	977	(98)	1,022	(709)

Allowance at end of year	$9,530	$9,553	$9,826	$9,924	$10,427

Allowance for loan losses as a percentage of total loans receivable (net) outstanding at the end of the year (1)	1.30%	1.36%	1.46%	1.62%	1.81%

Net recoveries (charge-offs) as a percentage of average loans outstanding during the year	—%	0.14%	(0.02)%	0.17%	(0.12)%

Allowance for loan losses as a percentage of non-performing loans at end of year	723.61%	499.90%	326.66%	160.30%	88.96%
______________

(1)
Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and net deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:

	At September 30,
	2018		2017		2016		2015		2014
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,086	14.13%	$1,082	15.05%	$1,239	16.38%	$1,480	17.42%	$1,650	16.10%
Multi-family	433	7.54	447	7.47	473	8.61	392	7.81	387	7.62
Commercial	4,248	42.05	4,184	41.91	4,384	43.18	4,065	43.47	4,836	48.54
Construction - custom and owner/builder	671	14.57	699	14.99	619	12.85	451	9.40	605	9.85
Construction - speculative one- to four-family	178	1.88	128	1.26	130	1.12	123	1.00	—	0.42
Construction - commercial	563	4.82	303	2.50	268	1.29	426	3.09	—	0.55
Construction - multi-family	135	1.31	173	2.72	316	1.74	283	3.07	—	0.47
Construction - land development	49	0.37	—	—	—	—	—	—	—	—
Land	844	3.11	918	3.05	820	2.99	1,021	3.90	1,434	4.88
Non-mortgage loans:
Consumer loans	766	4.98	1,104	5.39	1,095	6.06	1,260	5.80	1,055	6.53
Commercial business loans	557	5.24	515	5.66	482	5.78	423	5.04	460	5.04
Total allowance for loan losses	$9,530	100.00%	$9,553	100.00%	$9,826	100.00%	$9,924	100.00%	$10,427	100.00%

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

At September 30, 2018, the Bank’s investment portfolio totaled $13.96 million, consisting of $10.97 million of U.S. Treasury and U.S. government agency securities held to maturity, $1.85 million of mortgage-backed securities held to maturity, $917,000 of mutual funds available for sale and $237,000 of mortgage-backed securities available for sale.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $8.38 million at September 30, 2017, consisting of $6.01 million of U.S. Treasury and U.S. government agency securities held to maturity, $1.13 million of mortgage-backed securities held to maturity, $952,000 of mutual funds available for sale and $289,000 of mortgage-backed securities available for sale.  The composition of the portfolios by type of security at the dates indicated is presented in the following table:

	At September 30,
	2018		2017		2016
	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total
	(Dollars in thousands)
Held to Maturity:

U.S.Treasury and U.S. government agency securities	$10,965	78.52%	$6,008	71.69%	$6,006	67.84%
Mortgage-backed securities	1,845	13.21	1,131	13.50	1,505	17.00

Available for Sale:

Mortgage-backed securities	237	1.70	289	3.45	366	4.13
Mutual funds	917	6.57	952	11.36	976	11.03

Total portfolio	$13,964	100.0%	$8,380	100.0%	$8,853	100.0%

The following table sets forth the maturities and weighted average yields of the securities in the Bank's portfolio at September 30, 2018.  Mutual funds, which by their nature do not have maturities, are classified in the one year or less category.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to Maturity:

U.S. Treasury and U.S. government agency securities	$7,969	2.15%	$2,996	1.46%	$—	—%	$—	—%
Mortgage-backed securities	—	—	969	2.33	67	3.72	809	9.42

Available for Sale:

Mortgage-backed securities	—	—	—	—	—	—	237	4.85
Mutual funds	917	2.20	—	—	—	—	—	—

Total portfolio	$8,886	2.15%	$3,965	1.67%	$67	3.72%	$1,046	8.39%

There were no securities which had an aggregate book value in excess of 10% of the Bank’s total equity at September 30, 2018.   At September 30, 2018, the Bank had $460,000 of private label mortgage-backed securities in the held to maturity investment securities portfolio of which $406,000 were on non-accrual status.  For additional information regarding investment securities, see “Item 1A. Risk Factors – Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses” and Note 3 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs. The Bank also has checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines.  At September 30, 2018, the Bank had $22.52 million, or 2.5% of total deposits, from businesses associated with the marijuana industry. See "Risk Factors- We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations."

At September 30, 2018, the Bank had $18.16 million of jumbo certificates of deposit of $250,000 or more.  The Bank had brokered certificates of deposit totaling $3.20 million, brokered non-interest bearing demand accounts totaling $4.05 million, and $9.96 million in brokered reciprocal money market deposits at September 30, 2018. The Bank believes that its jumbo certificates of deposit, which represented 2.0% of total deposits at September 30, 2018, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2018:

Category	Weighted Average Interest Rate	Amount	Percentage of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	—%	$233,258	26.22%
Negotiable order of withdrawal (“NOW”) checking	0.21	225,290	25.33
Savings	0.06	151,404	17.02
Money market	0.52	137,746	15.49
Subtotal	0.17	747,698	84.06

Certificates of Deposit (1)

Maturing within 1 year	1.03	76,157	8.56
Maturing after 1 year but within 2 years	1.43	32,004	3.60
Maturing after 2 years but within 5 years	1.81	33,647	3.78
Maturing after 5 years	—	—	—
Total certificates of deposit	1.31	141,808	15.94
Total deposits	0.35%	$889,506	100.00%
______________________

(1)	Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2018.  Jumbo certificates of deposit have principal balances of $250,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$2,623
Over three through six months	4,910
Over six through twelve months	3,880
Over twelve months	6,751
Total	$18,164

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated:

	At September 30,
	2018			2017			2016
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$233,258	26.22%	$27,306	$205,952	24.58%	$33,669	$172,283	22.62%
NOW checking	225,290	25.33	4,975	220,315	26.29	16,503	203,812	26.76
Savings	151,404	17.02	10,417	140,987	16.83	17,513	123,474	16.21
Money market	137,746	15.49	6,744	131,002	15.64	17,011	113,991	14.97
Certificates of deposit which mature:
Within 1 year	76,157	8.56	717	75,440	9.00	(12,620)	88,060	11.56
After 1 year, but within 2 years	32,004	3.60	4,234	27,770	3.31	1,222	26,548	3.49
After 2 years, but within 5 years	33,647	3.78	(2,640)	36,287	4.33	2,934	33,353	4.38
Certificates maturing thereafter	—	—	(145)	145	0.02	132	13	—
Total	$889,506	100.0%	$51,608	$837,898	100.0%	$76,364	$761,534	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

	At September 30,
	2018	2017	2016
	(Dollars in thousands)
0.00 - 1.99%	$108,527	$133,050	$144,814
2.00 - 3.99%	33,016	6,332	2,900
4.00 - 5.99%	265	260	260
Total	$141,808	$139,642	$147,974

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit at September 30, 2018:

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(Dollars in thousands)
0.00 - 1.99%	$66,174	$21,320	$21,033	$—	$108,527
2.00 - 3.99%	9,820	10,684	12,512	—	33,016
4.00 - 5.99%	163	—	102	—	265
Total	$76,157	$32,004	$33,647	$—	$141,808

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the periods indicated:

	Year Ended September 30,
	2018	2017	2016
	(Dollars in thousands)
Beginning balance	$837,898	$761,534	$678,912
Net deposits before interest credited	48,830	74,146	80,581
Interest credited	2,778	2,218	2,041
Net increase in deposits	51,608	76,364	82,622
Ending balance	$889,506	$837,898	$761,534

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Borrowings are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2018, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount to 45% of the Bank’s total assets, limited by available collateral. The Bank had no outstanding balance on this borrowing line at September 30, 2018. The Bank also has a Letter of Credit ("LOC") of up to $23.00 million with the FHLB for the purpose of collateralizing Washington State public deposits. The LOC amount reduces the Bank's available FHLB borrowings. The Bank maintains a short-term borrowing line of credit with the FRB with total credit based on eligible collateral.  At September 30, 2018, the Bank had no outstanding balance and $76.70 million in unused borrowing capacity on this borrowing line of credit. A short-term borrowing line of credit of $10.00 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2018.

The following table sets forth certain information regarding borrowings, including repurchase agreements, by the Bank at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2018	2017		2016
	(Dollars in thousands)
Average total borrowings	$—	$17,096		$44,959

Weighted average rate paid on total borrowings	—%	5.73%	(1)	4.52%	(2)

Total borrowings outstanding at end of period	$—	$—		$30,000
________________________
(1) Includes a prepayment penalty of $282. The weighted average rate without the prepayment penalty was 4.08%.

(2) Includes a prepayment penalty of $138. The weighted average rate without the prepayment penalty was 4.21%.

The Bank did not have any short-term borrowings for the years ended September 30, 2018, 2017 and 2016.

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2018, the cash surrender value of bank owned life insurance (“BOLI”) was $19.81 million.

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

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund (the "DIF") of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured deposit ownership right or category.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended September 30, 2018 were $294,000.

Under the FDIC's system for assessing insurance premiums, insured institutions that do not have assets of $10 billion are assessed based on CAMELS component ratings and certain financial ratios. For these institutions, total base assessment rates range from 3 to 30 basis points, subject to adjustment. Stronger institutions pay lower rates, while riskier institutions pay higher rates. Assessments are applied to an institution's assessment base, which is its average consolidated total assets minus average tangible equity. The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. These assessments, which may be revised based upon the level of DIF deposits, will continue until the bonds mature in 2019. The Financing Corporation was chartered in 1987 solely for the purpose of functioning as a vehicle for the recapitalization of the deposit insurance system.

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

Under the capital regulations, the required minimum capital level ratios are (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income ("AOCI") unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. The leverage ratio is the ratio of Tier 1 capital to average consolidated assets as reported on Call Reports, minus certain items deducted from Tier 1 capital.

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital ratios in order to avoid limitations on paying dividends, repurchasing shares and paying certain discretionary bonuses. The capital conservation buffer requirement is subject to a phase-in period that began on January 1, 2016 with the requirement for a buffer of greater than 0.625% of risk-weighted assets. This capital conservation buffer increases each year until the capital conservation buffer requirement is fully implemented on January 1, 2019. At September 30, 2018 the conservation buffer was an amount greater than 1.875%.

In addition to the capital requirements, there have been a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments of qualifying capital. The Bank did not have any of these instruments at September 30, 2018. Mortgage servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a four-year transition period. CET1 capital consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt and equity securities, subject to a four-year transition period. Because of the Bank's asset size, it was not considered an advanced approaches banking organization and elected in the first quarter of calendar year 2015 to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt and equity securities in its capital calculations.

The following table compares the Bank's actual capital amounts at September 30, 2018 to its minimum regulatory capital requirements at that date (Dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$117,336	11.73%	$40,024	4.00%	$50,031	5.00%

Risk-based Capital Ratios:
CET1 capital	117,336	16.74	31,539	4.50	45,557	6.50

Tier 1 capital	117,336	16.74	42,052	6.00	56,070	8.00

Total capital	126,109	17.99	56,070	8.00	70,087	10.00

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

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-based capital measure, a leverage ratio capital measure and certain other factors.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. Under these regulations, an institution is treated as well capitalized if it has (i) a total risk-based capital ratio of 10.0% or more, (ii) a CET1 risk-based capital ratio of 6.5% or more, (iii) a Tier 1 risk-based capital ratio of 8.0% or more, and (iv) a leverage ratio of 5.0% or more, and is not subject to any of certain specified requirements to meet and maintain a specific capital level for any capital measure.

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

At September 30, 2018, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" above and Note 15 of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB based on the Bank's asset size and level of borrowings from the FHLB.  At September 30, 2018, the Bank had $1.19 million in FHLB stock, which was in compliance with this requirement.  The FHLB pays dividends quarterly, and the Bank received $26,000 in dividends during the year ended September 30, 2018.

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

Real Estate Lending Standards.  FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  The Bank’s Board of Directors is required to review and approve the Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratio should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s Board of Directors.  The Bank is in compliance with the record and reporting requirements.  As of September 30, 2018, the Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 0.6% of total capital and the Bank's loans on commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratios were 0.1% of total capital.

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

Federal Reserve System.  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of September 30, 2018, the Bank’s deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

Affiliate Transactions.  Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates, including their bank holding companies.  Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act and between a subsidiary bank and its parent company or the nonbank subsidiaries of the bank holding company are limited to 10% of the bank subsidiary’s capital and surplus and, with respect to the parent company and all such nonbank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus.  Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts.  Federal law also requires that covered transactions and certain other transactions between a bank and its affiliates listed in Section 23B of the Federal Reserve Act and related regulations must be on terms as favorable to the bank as transactions with non-affiliates.

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

BHCA.  The Company is supervised by the Federal Reserve under the BHCA.  Federal Reserve policy requires that a bank holding company serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, the Federal Reserve provides that bank holding companies should serve as a source of strength to its subsidiary banks by being prepared to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, and should maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting its subsidiary banks.  A bank holding company's failure to meet its obligation to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both. The Dodd-Frank Act essentially codified this policy.
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

         The federal banking agencies are authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks adopted a law prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches will be permitted only if the law of the state in which the branch is located permits such acquisitions.  Interstate mergers and branch acquisitions are also generally subject to the nationwide and statewide insured deposit concentration amounts described above.

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

Capital Requirements.  As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $3.00 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.00 billion or more in assets, at September 30, 2018, the Company would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for the Company as of September 30, 2018 (Dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$120,175	11.98%

Risk-based Capital Ratios:
CET1 capital	120,175	17.13

Tier 1 capital	120,175	17.13

Total capital	128,955	18.39

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

2018 Regulatory Reform. In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.

The Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Act will ultimately be applied to us or what specific impact the Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35.0% to a flat 21.0%. The corporate federal income tax rate reduction was effective January 1, 2018. Since the Company has a fiscal year end of September 30th, the reduced federal corporate income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 24.5%, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then a 21.0% federal corporate income tax rate for fiscal 2019 and thereafter. The Tax Act also required a revaluation of the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the net deferred tax asset (“DTA”) was reduced through an increase to the provision for income taxes. The revaluation of our DTA balance resulted in a one-time increase for the fiscal year ended September 30, 2018 to federal income tax of $548,000. For additional details see Note 11 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Dividends-Received Deduction. The Company may exclude from its income 100.0% of dividends received from the Bank as a member of the same affiliated group of corporations.  The corporate dividends-received deduction is generally 70.0% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20.0% of the stock of a corporation distributing a dividend, then 80.0% of any dividends received may be deducted.

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2014.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.5% of gross receipts at September 30, 2018. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

Competition

The Bank operates in an intensely competitive market for the attraction of deposits (generally its primary source of lendable funds) and in the origination of loans.  Historically, its most direct competition for deposits has come from commercial banks, thrift institutions and credit unions in its primary market area.  In times of high interest rates, the Bank experiences additional significant competition for investors' funds from short-term money market securities and other corporate and government securities.  The Bank's competition for loans comes principally from mortgage bankers, commercial banks, thrift institutions and credit unions.  Such competition for deposits and the origination of loans may limit the Bank's future growth and earnings prospects.

Subsidiary Activities

The Bank has one wholly-owned subsidiary, Timberland Service Corporation (“Timberland Service”), whose primary function is to provide escrow services.

Personnel

As of September 30, 2018, the Bank had 249 full-time employees and 19 part-time and on-call employees.  The employees are not represented by a collective bargaining unit, and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank:

Executive Officers of the Company and Bank

	Age at September 30, 2018	Position
Name		Company	Bank
Michael R. Sand	64	President and Chief Executive Officer	President and Chief Executive Officer

Dean J. Brydon	51	Executive Vice President, Chief Financial Officer and Secretary	Executive Vice President, Chief Financial Officer and Secretary

Robert A. Drugge	67	Executive Vice President of Lending	Executive Vice President of Lending

Jonathan A. Fischer	44	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer

Edward C. Foster	61	Executive Vice President and Chief Credit Administrator	Executive Vice President and Chief Credit Administrator

Marci A. Basich	49	Senior Vice President and Treasurer	Senior Vice President and Treasurer

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

Substantially all of our loans are to businesses and individuals in the state of Washington. A decline in the economies of our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties in which we operate, and which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade and it is not known how the recent changes in tariffs being imposed on international trade may also affect these businesses.

While real estate values and unemployment rates have recently improved, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•	loan delinquencies, problem assets and foreclosures may increase;

•	we may increase our allowance for loan losses;

•	the sale of foreclosed assets may slow;

•	demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;

•
collateral for loans made may decline in value, exposing us to increased risk loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and

•	the amount of our low-cost or non-interest bearing deposits may decrease and the composition of our deposits may be adversely affected.

A decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loans are geographically diverse. Many of the loans in our portfolio are secured by real estate. Deterioration in the real estate markets where collateral for a mortgage loan is located could negatively affect the borrower's ability to repay the loan and the value of the collateral securing the loan. Real estate values are affected by various other factors, including changes in general or regional economic conditions, government rules or policies and natural disasters such as fires and earthquakes. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Our real estate construction loans expose us to significant risks.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2018, construction loans totaled $188.36 million, or 22.9% of our total loan portfolio, of which $145.73 million were for residential real estate projects, $39.59 million for commercial real estate projects and $3.04 million for land development projects. This compares to total construction loans of $168.52 million, or 21.5% of our total loan portfolio at September 30, 2017, or an increase of 11.8% during the past year. Approximately $119.56 million of our residential construction loans at September 30, 2018 were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In general, construction lending involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction lending involves additional risks when compared with permanent residential lending because funds are advances upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At September 30, 2018, $15.43 million of our construction portfolio was comprised of speculative one- to four-family construction loans. Land development loans also pose additional risk because of the lack of income being produced by the property and potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. At September 30, 2018, all construction loans were performing in accordance to their terms.  A material increase in our non-performing construction loans could have a material adverse effect on our financial condition and results of operation.

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

At September 30, 2018, we had $345.11 million of commercial real estate mortgage loans, representing 42.0% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial  real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at September 30, 2018 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2018, we had $43.05 million, or 5.2%, of total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2018, $153.28 million, or 18.7%, of our total loan portfolio was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Recessionary conditions or declines in the volume of single-family real estate and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. Further, the Tax Act enacted in December 2017 could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, and could also negatively impact the housing market, which could adversely affect our business and loan growth. A decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is charged against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Further, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year beginning October 1, 2020. This standard, referred to as Current Expected Credit Loss ("CECL") will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable, which may require us to increase our allowance for loan losses, and may greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for credit losses.

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

At September 30, 2018 our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and OREO and other repossessed assets) were $3.64 million, or 0.36% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. In addition to the non-performing loans, there were $2.96 million in loans classified as performing troubled debt restructurings at September 30, 2018.

If Timberland Bank is unable to integrate South Sound Bank successfully, its business and earnings may be negatively affected.

The South Sound Merger involves the integration of companies that have previously operated independently. Successful integration of South Sound Bank's operations will depend primarily on the Bank's ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. No assurance can be given that the Bank will be able to integrate its post-merger operations without encountering difficulties including, without limitation, the loss of key employees and customers, the disruption of the ongoing business of the Bank or South Sound Bank or possible inconsistencies in standards, controls, procedures and policies. Anticipated economic benefits of the merger are projected to come from various areas that the Bank's management has identified through the due diligence and integration planning process. The elimination and consolidation of duplicate tasks are projected to result in annual cost savings. If the Bank has difficulties with the integration, it might not fully achieve the economic benefits it expects to result from the merger. In addition, the Bank may experience greater than expected costs or difficulties relating to the integration of the business of South Sound Bank, and/or may not realize expected cost savings from the merger within the expected time frame.

The required accounting treatment of loans we acquire through acquisitions including purchase credit impaired loans could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under GAAP, we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest rate margins and lower interest income in future periods.

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

Our investment securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for investment securities and limited investor demand. Our investment securities portfolio is evaluated for other-than-temporary-impairment ("OTTI"). If this evaluation shows impairment to the actual or projected cash flows associated with one or more investment securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale investment securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale investment securities, net of income taxes. There can be no assurance that the declines in market value will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

During the year ended September 30, 2018, we recognized a $68,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2017, we recognized a $33,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2016, we recognized $168,000 of OTTI charges on private label mortgage backed securities we hold for investment. At September 30, 2018, our remaining private label mortgage backed securities portfolio totaled $460,000 of which $406,000 was on non-accrual status.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. In an attempt to help the overall economy, the Federal Reserve Board kept interest rates low through its targeted Fed Funds rate for a number of years. The Federal Reserve Board has steadily increased the federal funds rate the last three years to a range of 2.00% to 2.25% in September 2018 and indicated a likelihood for a further increases, subject to economic conditions. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

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

A sustained increase in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At September 30, 2018, we had $76.16 million in certificates of deposit that mature within one year and $747.70 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our interest-earning assets and in particular our investment securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on investment securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of investment securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders' equity.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and at times, borrowings from the FHLB, borrowings from the FRB and other borrowings to fund our operations. At September 30, 2018, we had no FHLB borrowings outstanding and a letter of credit with an available balance of $23.00 million and an additional $356.19 million of available borrowing capacity through the FHLB and the FRB. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity.  Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our deposits are concentrated or adverse regulatory action against us.

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

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. The significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business-How We Are Regulated". These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing state legal marijuana businesses. These guidelines allow us to work with marijuana-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. At September 30, 2018, approximately 2.5% of our total deposits and a portion of our service charges from deposits are from legal marijuana-related businesses. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  At some point, we may need to raise additional capital to support our growth or replenish future losses.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  If we are able to raise capital it may not be on terms that are acceptable to us.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2018, and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital. The acquisition of South Sound Bank on October 1, 2018, is expected to substantially increase our goodwill.

We may experience decreases in the fair value of our mortgage servicing rights, which could reduce our earnings.

Mortgage servicing rights (“MSRs”) are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2018, our MSRs totaled $2.03 million.  MSRs are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of MSRs at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis, we evaluate the fair value of MSRs for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Our methodology for estimating the fair value of MSRs is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the MSRs portfolio.  For example, a decrease in mortgage interest rates typically increases the prepayment speeds of MSRs and therefore decreases the fair value of the MSRs.  Future decreases in mortgage interest rates could decrease the fair value of our MSRs below their recorded amount, which would decrease our earnings.

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

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operation.

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns, or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if the do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses, resulting from breaches, systems failures or other disruptions. If any of our third party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2018, the Bank operated 22 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office and the Lacey office at 1751 Circle Lane SE, which are leased.

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2018
			(In thousands)
Main Office:

624 Simpson Avenue Hoquiam, Washington 98550	1966	7,700	$64,563

Branch Offices:

300 N. Boone Street Aberdeen, Washington 98520	1974	3,400	34,517

201 Main Street South Montesano, Washington 98563	2004	3,200	41,372

361 Damon Road Ocean Shores, Washington 98569	1977	2,100	34,524

2418 Meridian Avenue East Edgewood, Washington 98371	1980	2,400	51,947

202 Auburn Way South Auburn, Washington 98002	1994	4,200	35,969

12814 Meridian Avenue East (South Hill) Puyallup, Washington 98373	1996	4,200	41,097

1201 Marvin Road, N.E. Lacey, Washington 98516	1997	4,400	29,350

101 Yelm Avenue W. Yelm, Washington 98597	1999	3,400	31,687

20464 Viking Way NW Poulsbo, Washington 98370	1999	1,800	21,552

2419 224th Street E. Spanaway, Washington 98387	1999	3,900	42,840

801 Trosper Road SW Tumwater, Washington 98512	2001	3,300	39,056
(table continued on the following page)

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2018
(In thousands)

7805 South Hosmer Street Tacoma, Washington 98408	2001	5,000	$69,710

2401 Bucklin Hill Road Silverdale, Washington 98383	2003	4,000	48,710

423 Washington Street SE Olympia, Washington 98501	2003	3,000	59,200

3105 Judson Street Gig Harbor, Washington 98335	2004	2,700	38,570

117 N. Broadway Aberdeen, Washington 98520	2004	3,700	42,875

313 West Waldrip Street Elma, Washington 98541	2004	5,900	36,501

1751 Circle Lane SE Lacey, Washington 98503	2004	900	17,219

101 2nd Street Toledo, Washington 98591	2004	1,800	41,376

209 NE 1st Street Winlock, Washington 98586	2004	3,400	18,733

714 W. Main Street Chehalis, Washington 98532	2009	4,600	48,138

Loan Center/Data Center:

120 Lincoln Street Hoquiam, Washington 98550	2003	6,000	N/A

Administrative Offices:

305 8th Street Hoquiam, Washington 98550	2004	4,100	N/A

Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2018, the Bank operated 22 proprietary automated teller machines ("ATMs") that are part of a nationwide cash exchange network.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of November 30, 2018, there were 8,310,703 shares of common stock issued and approximately 487 shareholders of record.

Equity Compensation Plan Information
The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	121,850	$8.39	0

Timberland Bancorp, Inc. 2014 Equity Incentive Plan:	258,970	19.63	71,416

Equity compensation plans not approved by security holders	—	—	—

Total	380,820	$16.03	71,416

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

The Company has had various stock repurchase programs since January 1998. On July 28, 2015, the Company announced a plan to repurchase 352,681 shares of the Company's common stock. This marked the Company's 17th stock repurchase plan. As of September 30, 2018, the Company had repurchased 130,788 shares under this plan at an average price of $11.69 per share. Cumulatively, since January 1998 the Company has repurchased 7,914,722 shares at an average price of $9.02 per share.

The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans

July 1, 2018 - July 31, 2018	—	$—	—	221,893

August 1, 2018 - August 31, 2018	—	—	—	221,893

September 1, 2018 - September 30, 2018	—	—	—	221,893

Total	—	$—	—	221,893

There were no shares repurchased during the year ended September 30, 2018 and 221,893 shares were available to be repurchased under the current repurchase program.

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $500 million to $1 Billion Asset Thrift Index, peer group indices.  Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2013.

Timberland Bancorp, Inc.

Total Return Performance
Timberland Bancorp, Inc.
Nasdaq Composite Index
SNL Thrift $500M-$1B Index
Index Value
400
350
300
250
200
150
100
50
09/30/13
09/30/14
09/30/15
09/30/16
09/30/17
09/30/18

	Year Ended
Index	9/30/2013	9/30/2014	9/30/2015	9/30/2016	9/30/2017	9/30/2018
Timberland Bancorp	$100.00	$118.94	$125.70	$186.80	$380.04	$386.17
NASDAQ Composite	100.00	120.61	125.43	146.03	180.62	226.08
SNL $500M-$1B Thrift Index *	100.00	110.72	130.74	148.79	214.40	248.37
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

	At September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$1,018,290	$952,024	$891,388	$815,815	$745,565
Loans receivable, net	725,391	690,364	663,146	604,277	564,853
Investment securities held to maturity	12,810	7,139	7,511	7,913	5,298
Investment securities available for sale	1,154	1,241	1,342	1,392	2,857
FHLB stock	1,190	1,107	2,204	2,699	5,246
Other investments	3,000	3,000	—	—	—
Cash and due from financial institutions and interest-bearing deposits in banks	148,864	148,188	108,941	92,289	72,354
Certificates of deposit held for investment	63,290	43,034	53,000	48,611	35,845
OREO and other repossessed assets, net	1,913	3,301	4,117	7,854	9,092
Deposits	889,506	837,898	761,534	678,912	615,116
FHLB borrowings	—	—	30,000	45,000	45,000
Shareholders' equity	124,657	111,000	96,834	89,187	82,778

	Year Ended September 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$41,833	$38,338	$34,875	$31,168	$29,857
Interest expense	2,778	3,197	4,072	3,890	3,939
Net interest income	39,055	35,141	30,803	27,278	25,918
Recapture of loan losses	—	(1,250)	—	(1,525)	—
Net interest income after recapture of loan losses	39,055	36,391	30,803	28,803	25,918
Non-interest income	12,544	12,368	10,889	9,522	8,530
Non-interest expense	29,177	27,516	26,637	25,841	25,798
Income before income taxes	22,422	21,243	15,055	12,484	8,650
Provision for income taxes	5,701	7,076	4,901	4,192	2,800
Net income	16,721	14,167	10,154	8,292	5,850
Preferred stock dividends	—	—	—	—	(136)
Preferred stock discount accretion	—	—	—	—	(70)
Net income to common shareholders	$16,721	$14,167	$10,154	$8,292	$5,644

Net income per common share:
Basic	$2.28	$1.99	$1.48	$1.20	$0.82
Diluted	$2.22	$1.92	$1.43	$1.17	$0.80
Dividends per common share	$0.60	$0.50	$0.37	$0.24	$0.16
Dividend payout ratio (1)	26.50%	25.70%	25.39%	20.42%	19.97%
_______________

(1)	Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2018	2017	2016	2015	2014
OTHER DATA:

Number of real estate loans outstanding	2,550	2,593	2,615	2,545	2,525
Deposit accounts	55,441	54,707	53,611	52,343	52,656
Full-service offices	22	22	22	22	22

	At or For the Year Ended September 30,
	2018	2017	2016	2015	2014
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	1.70%	1.53%	1.19%	1.07%	0.79%
Return on average equity (2)	14.27	13.65	11.00	9.70	7.08
Interest rate spread (3)	4.10	3.93	3.72	3.66	3.71
Net interest margin (4)	4.23	4.07	3.88	3.80	3.84
Average interest-earning assets to average interest-bearing liabilities	144.17	137.75	131.69	126.41	122.04
Non-interest expense as a percent of average total assets	2.96	2.98	3.13	3.33	3.50

Efficiency ratio (5)	56.55	57.92	63.89	70.22	74.89

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	0.18%	0.28%	0.45%	1.02%	2.08%
Non-performing assets as a percent of total assets (6)	0.36	0.60	0.88	1.84	2.94
Allowance for loan losses as a percent of total loans receivable, net (7)	1.30	1.36	1.46	1.62	1.81
Allowance for loan losses as a percent of non-performing loans (8)	723.61	499.90	326.66	160.30	88.96
Net charge-offs (recoveries) to average outstanding loans	—	(0.14)	0.02	(0.17)	0.12

Capital Ratios:
Total equity-to-assets ratio	12.24%	11.66%	10.86%	10.93%	11.10%
Average equity to average assets	11.90	11.25	10.84	11.01	11.20
__________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4)	Net interest income before provision for (recapture of) loan losses as a percentage of average interest-earning assets.

(5)	Non-interest expenses divided by the sum of net interest income and non-interest income.

(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, OREO and other repossessed assets.

(7)	Loans receivable is before the allowance for loan losses.

(8)	Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. TDRs that are on accrual status are not included.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 22 branches (including its main office in Hoquiam).  At September 30, 2018, the Company had total assets of $1.02 billion, net loans receivable of $725.39 million, total deposits of $889.51 million and total shareholders’ equity of $124.66 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

On May 23, 2018, the Company announced the signing of a definitive agreement and plan of merger with South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington. On October 1, 2018, the Company completed the acquisition of South Sound Bank (the "South Sound Merger") and South Sound Bank merged into the Bank and the Company. At September 30, 2018, South Sound Bank had $178.33 million in total assets, $121.35 million in net loans receivable and $151.43 million in total deposits. As a result of the South Sound Merger, South Sound Bank shareholders received 904,826 shares of Timberland Bancorp common stock and $6.90 million in cash for total consideration paid of $35.17 million. The financial condition data and operating results of the Company at and for the year ended September 30, 2018, do not include the acquired assets and assumed liabilities from South Sound Bank or the operating results produced by the acquired assets and assumed liabilities as the South Sound Merger did not close until October 1, 2018. For additional details see Note 21 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

Net income is also affected by non-interest income and non-interest expenses.  For the year ended September 30, 2018, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses and other non-interest expenses. Non-interest expenses in certain periods are reduced by gains on the sale of premises and equipment and by gains on the sale of OREO.  Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Maintaining strong asset quality. We believe that strong asset quality is a key to our long-term financial success. The percentage of non-performing loans to loans receivable, net was 0.18% and 0.28% at September 30, 2018 and 2017, respectively. The Company's percentage of non-performing assets to total assets at September 30, 2018 was 0.36% compared to 0.60% at September 30, 2017. Non-performing assets have decreased to $3.64 million at September 30, 2018 from $21.91 million at

September 30, 2014. We continue to seek to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. Although the Company plans to continue to place emphasis on certain lending products, such as commercial real estate loans, construction loans, and commercial business loans, the Company expects to continue to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

Critical Accounting Policies and Estimates

The Company has established various accounting policies that govern the application of GAAP in the preparation of the Company's Consolidated Financial Statements. The Company has identified five policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the valuation of MSRs, the determination of any OTTI in the fair value of investment securities, the valuation of goodwill for potential impairment and the valuation of OREO. These policies and the judgments, estimates and assumptions are described in greater detail in the notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” generally describes the Company's accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by FIMAC Solutions, LLC (“FIMAC”), a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on a rate shock analysis prepared by FIMAC based on data at September 30, 2018, an immediate increase in interest rates of 100 basis points would increase the Bank’s projected net interest income by approximately 4.2%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period.  Conversely, an immediate decrease in interest rates of 100 basis points would decrease the Bank's projected net interest income by approximately 7.7%. See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2018, the consumer, commercial business and construction portfolios amounted to $40.86 million, $43.05 million and $188.36 million, or 5.0%, 5.2% and 22.9% of total loans receivable, respectively.

Quantitative Aspects of Market Risk.  The model provided for the Bank by FIMAC estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by FIMAC based on data at September 30, 2018:

Hypothetical	Net Interest Income (1)(2)			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario (3)	Value	from Base	from Base	Value	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$48,333	$6,934	16.75%	$249,797	$39,044	18.53%
+300	46,571	5,172	12.50	240,844	30,091	14.28
+200	44,871	3,472	8.39	231,756	21,003	9.97
+100	43,133	1,734	4.19	221,671	10,918	5.18
BASE	41,399	—	—	210,753	—	—
-100	38,231	(3,168)	(7.65)	192,932	(17,821)	(8.46)
-200	35,364	(6,035)	(14.58)	175,927	$(34,826)	(16.52)
-300	33,884	(7,515)	(18.15)	158,959	$(51,794)	(24.58)
___________

(1)	Does not include loan fees.

(2)	Includes BOLI income, which is included in non-interest income in the Consolidated Financial Statements.

(3)	No rates in the model are allowed to go below zero. Given the relatively low level of market interest rates, a calculation for a decrease of greater than 300 basis points has not been prepared.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results.  Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience an 8.5% decrease in NPV and a 7.7% decrease in net interest income.  In the event of a 100 basis point increase in interest rates, a 5.2% increase in NPV and a 4.2% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in increases in net interest income and NPV in a rising interest rate scenario and decreases in net interest income and NPV in a declining interest rate scenario.

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

Comparison of Financial Condition at September 30, 2018 and September 30, 2017

The Company's total assets increased by $66.27 million, or 7.0%, to $1.02 billion at September 30, 2018 from $952.02 million at September 30, 2017.  The increase in total assets was primarily attributable to increases in net loans receivable, certificates of deposit ("CDs") held for investment and investments securities. Total assets at September 30, 2018 also included a $6.90 million escrow deposit related to the South Sound Merger, which was completed on October 1, 2018. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $35.03 million, or 5.1%, to $725.39 million at September 30, 2018 from $690.36 million at September 30, 2017, primarily as a result of increases in commercial real estate loans and net construction related loans.

Total deposits increased by $51.61 million, or 6.2%, to $889.51 million at September 30, 2018 from $837.90 million at September 30, 2017, primarily as a result of increases in non-interest bearing, savings, money market, and NOW checking account balances.

Shareholders' equity increased by $13.66 million, or 12.3%, to $124.66 million at September 30, 2018 from $111.00 million at September 30, 2017.   The increase was primarily due to net income for the year ended September 30, 2018 of $16.72 million which was partially offset by dividends paid to shareholders of $4.43 million.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $20.93 million, or 10.9%, to $212.15 million at September 30, 2018 from $191.22 million at September 30, 2017.  The increase was due to a $20.26 million increase in CDs held for investment.  The Company continued to maintain high levels of liquidity primarily for asset-liability management purposes.

Investment Securities:  Investment securities increased by $5.58 million, or 66.6%, to $13.96 million at September 30, 2018 from $8.38 million at September 30, 2017.  The increase was primarily due to the purchase of $6.07 million in U.S. Treasury and U.S. government agency securities during the year ended September 30, 2018, which was partially offset by scheduled amortization and prepayments. For additional details on investment securities, see "Item 1. Business - Investment Activities" and Note 3 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Stock: FHLB stock increased by $83,000, or 7.5%, to $1.19 million at September 30, 2018 from $1.11 million at September 30, 2017, due to required stock purchases by the FHLB. The required investment in FHLB stock increased primarily due to the increase in total assets.

Other Investments: Other investments remained unchanged at $3.00 million at September 30, 2018 from September 30, 2017. This investment in the Solomon Hess SBA Loan Fund LLC is utilized to help satisfy compliance with the Company's Community Reinvestment Act ("CRA") investment test requirements.

Loans Held for Sale: Loans held for sale decreased to $1.79 million at September 30, 2018 from $3.60 million at September 30, 2017. The Company sells longer-term fixed-rate residential loans and the guaranteed portion of SBA commercial business loans for asset-liability management purposes and to generate non-interest income.  The Company sold $66.38 million in loans during the year ended September 30, 2018 compared to $81.40 million for the year ended September 30, 2017.

Loans Receivable, Net of Allowance for Loan Losses:  Net loans receivable increased by $35.03 million, or 5.1%, to $725.39 million at September 30, 2018 from $690.36 million at September 30, 2017.  The increase was primarily a result of a $19.96 million increase in commercial construction loans, a $16.19 million increase in commercial real estate loans, a $5.52 million increase in speculative one-to four-family construction loans, a $3.32 million increase in multi-family mortgage loans, a $3.04 million increase in land development loans and smaller increases in several other categories. These increases were partially offset by a $10.59 million decrease in multi-family construction loans, a $2.21 million decrease in one- to four-family loans and smaller increases in several other loan categories.

Loan originations decreased by $11.02 million, or 3.2%, to $329.59 million for the year ended September 30, 2018 from $340.61 million for the year ended September 30, 2017.  The decrease in loan originations was primarily due to a decrease in construction loans originated as compared to the prior fiscal year. For additional information on loans, see "Item 1. Business - Lending Activities" and Note 4 to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment:  Premises and equipment increased by $535,000, or 2.9%, to $18.95 million at September 30, 2018 from $18.42 million at September 30, 2017.  The increase was primarily due to the purchase of a building that will be used as the Company's data center in the future and a remodel of the Bank's downtown Aberdeen branch office.  These additions were partially offset by normal depreciation. For additional information on premises and equipment, see "Item 2. Properties" and Note 5 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

OREO and Other Repossessed Assets:  OREO and other repossessed assets decreased by $1.39 million, or 42.0%, to $1.91 million at September 30, 2018 from $3.30 million at September 30, 2017.  The decrease was primarily due to the disposition of $1.46 million in OREO properties and other repossessed assets and OREO valuation write-downs of $248,000. These decreases in OREO and other repossessed assets were partially offset by the addition of $324,000 in OREO properties and other repossessed assets. At September 30, 2018, the OREO balance was comprised of 12 individual properties.  The properties consisted of 10 land parcels totaling $1.47 million,and two commercial real estate properties totaling $448,000.  The largest OREO property at September 30, 2018 was an undeveloped land parcel located in Lewis County with a balance of $874,000.  For additional information on OREO and other repossessed assets, see "Item 1. Business - Lending Activities - Other Real Estate Owned and Other Repossessed Assets" and Note 6 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased by $547,000, or 2.8%, to $19.81 million at September 30, 2018 from $19.27 million at September 30, 2017 due to net BOLI earnings, representing the increase in cash surrender value.

Goodwill:  The recorded amount of goodwill of $5.65 million at September 30, 2018 remained unchanged from September 30, 2017.  The Company performed its annual review of goodwill during the quarter ended June 30, 2018 and determined that there was no impairment.  As of September 30, 2018, management believes that there had been no subsequent events or changes in circumstances that would indicate a potential impairment of goodwill. The South Sound Merger, which closed on October 1, 2018, is expected to substantially increase the recorded amount of goodwill. For additional information on goodwill, see Note 1 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

MSRs:  MSRs increased by $203,000, or 11.1%, to $2.03 million at September 30, 2018 from $1.83 million at September 30, 2017, primarily due to the addition of $694,000 in capitalized MSRs for new loans being serviced, which was partially offset by amortization of $491,000. The principal amount of loans serviced for Freddie Mac and the SBA increased by $12.81 million, or 3.6%, to $371.68 million at September 30, 2018 from $358.87 million at September 30, 2017.  For additional information on MSRs, see Note 7 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Deposits: Deposits increased by $51.61 million, or 6.2%, to $889.51 million at September 30, 2018 from $837.90 million at September 30, 2017.  The increase was a result of a $27.31 million increase in non-interest-bearing demand account balances, a $10.42 million increase in savings account balances, a $6.74 million increase in money market account balances, a $4.98 million increase in NOW checking account balances and a $2.17 million increase in CD account balances. The increase in non-interest bearing demand account and NOW checking account balances was primarily due to increased commercial and consumer checking accounts as the Company continued to emphasize increasing its transaction accounts base. The Company also experienced deposit inflows due to a number of customers transferring funds from other financial institutions that were consolidated or closed branches during the year ended September 30, 2018.  For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Borrowings: There were no FHLB borrowings at September 30, 2018 and September 30, 2017 as the Company repaid FHLB borrowings during the year ended September 30, 2017. For additional information on borrowings, see "Item 1. Business - Deposit Activities and Other Sources of Funds - Borrowings" and Note 9 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Shareholders' Equity:  Total shareholders' equity increased by $13.66 million, or 12.3%, to $124.66 million at September 30, 2018 from $111.00 million at September 30, 2017.  The increase was primarily due to net income of $16.72 million for the year ended September 30, 2018, which was partially offset by the payment of $4.43 million in dividends to common shareholders. The Company did not repurchase any shares of its common stock during the year ended September 30, 2018. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2018 and 2017

Net income for the year ended September 30, 2018 increased by $2.55 million, or 18.0%, to $16.72 million from $14.17 million for the year ended September 30, 2017.  Net income per diluted common share increased by $0.30, or 15.6%, to $2.22 for the year ended September 30, 2018 from $1.92 for the year ended September 30, 2017. The increase in net income was primarily due to increases in net interest income and a decrease in the Company's effective income tax rate. These increases to net income were partially offset by a decrease in the recapture for loan losses and an increase in non-interest expense.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $3.91 million, or 11.1%, to $39.06 million for the year ended September 30, 2018 from $35.14 million for the year ended September 30, 2017.  The increase in net interest income was due to an increase in interest income and a decrease in interest expense.

Total interest and dividend income increased by $3.50 million, or 9.1%, to $41.83 million for the year ended September 30, 2018 from $38.34 million for the year ended September 30, 2017, primarily due to a $59.28 million increase in the average balance of total interest-earning assets to $923.44 million from $864.16 million and an increase in the average yield on interest-earning assets to 4.53% from 4.44%. Interest income on loans receivable and loans held for sale increased by $1.91 million to $38.30 million for the year ended September 30, 2018 from $36.39 million for the year ended September 30, 2017, primarily due to an increase in the average balance of loans receivable of $29.19 million during the year and to a lesser extent, an increase in the average yield on loans receivable to 5.31% from 5.26%. Partially offsetting these increases was a $548,000 decrease in non-accrual interest and prepayment penalties collected during the year ended September 30, 2018. During the year ended September 30, 2018, a total of $502,000 in non-accrual interest and prepayment penalties was collected compared to a total of $1.05 million for the year ended September 30, 2017. Interest income on interest-bearing deposits in banks and CDs increased by $1.61 million to $3.20 million for the year ended September 30, 2018 from $1.59 million for the year ended September 30, 2017, primarily due to an increase in the average yield to 1.70% from 0.99% and to a lesser extent a $27.92 million increase in the average balance of interest-bearing deposits in banks and CDs. The increase in average yield on interest-bearing deposits in banks and CDs was primarily due to increases in the targeted federal funds rate by the Federal Reserve during the year.

Total interest expense decreased by $419,000, or 13.1%, to $2.78 million for the year ended September 30, 2018 from $3.20 million for the year ended September 30, 2017, primarily due to a $979,000 decrease in interest expense on FHLB borrowings, which was partially offset by a $560,000 increase in interest expense on deposits. The decrease in FHLB borrowing expense was primarily due to a $17.10 million decrease in the average balance of borrowings for the year ended September 30, 2018 as the Company repaid all FHLB borrowings during the year ended September 30, 2017. The increase in interest expense on deposits was primarily due an increase in the cost of money market accounts and certificates of deposit accounts and a $30.26 million increase in average interest-bearing deposits. The average cost of money market accounts and certificates of deposit accounts increased to 0.52% and 1.08%, respectively, for the year ended September 30, 2018 from 0.35% and 0.87%, respectively, for the year ended September 30, 2017, as market interest rates increased.

As a result of these changes, the net interest margin increased 16 basis points to 4.23% for the year ended September 30, 2018 from 4.07% for the year ended September 30, 2017.

Provision for (Recapture of) Loan Losses: No provision for loan losses was made for the years ended September 30, 2018 and 2017 as the allowance for loan losses required by the Company's loan growth was offset by the decline in non-accrual loans, classified and special mention loans, and other improvements in credit quality metrics. There was a recapture of loan losses of $1.25 million for the year ended September 30, 2017 mainly due to the Bank's recovery on previously charged-off commercial real estate loans and improvement in other underlying credit quality metrics in the loan portfolio. There were net charge-offs of $23,000 for the year ended September 30, 2018 compared to net recoveries of $977,000 for the year ended September 30, 2017.  The net charge-offs (recoveries) to average outstanding loans ratio was 0.00% for the year ended September 30, 2018 and (0.14)% for the year ended September 30, 2017. The level of delinquent loans (loans 30 or more days past due) increased by $143,000, or 5.9%, to $2.56 million at September 30, 2018 from $2.41 million at September 30, 2017 and the level of loans graded substandard decreased by $71,000, or 2.2%, to $3.18 million at September 30, 2018 from $3.25 million at September 30, 2017. Special mention loans decreased by $4.66 million, or 59.9%, to $3.12 million at September 30, 2018 from $7.78 million at September 30, 2017. Non-accrual loans decreased by $594,000, or 31.1%, to $1.32 million at September 30, 2018 from $1.91 million at September 30, 2017.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve or write-down to be applied against each loan.  The aggregate principal impairment amount determined at September 30, 2018 was $97,000 compared to $476,000 at September 30, 2017.

Based on the comprehensive methodology, management believes the allowance for loan losses of $9.53 million at September 30, 2018 (1.30% of loans receivable and 723.6% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1. Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income increased by $176,000, or 1.4%, to $12.54 million for the year ended September 30, 2018 from $12.37 million for the year ended September 30, 2017.  This increase was primarily due to increases of $227,000 increase in ATM and debit card interchange transaction fees, $63,000 in service charges on deposits, $63,000 in servicing income on loans sold and smaller increases in several other categories. These increases were partially offset by a $264,000 decrease in gain on sales of loans and smaller decreases in several other categories.

The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the volume of debit card transactions. The increase in service charges on deposits was primarily due to an increase in the amount of service charges collected on checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines. The increase in servicing income on loans sold was primarily due to an increase in the dollar amount of loans serviced for Freddie Mac. The decrease in gain on sales of loans was primarily due to decreases in the dollar volume of fixed-rate one- to four-family loans and of the guaranteed portion of SBA loans sold during the year.

Non-interest Expense:   Total non-interest expense increased by $1.66 million, or 6.0%, to $29.18 million for the year ended September 30, 2018 from $27.52 million for the year ended September 30, 2017.  This increase was primarily due to an $832,000 increase in salaries and employee benefits expense, a $503,000 increase in professional fee expense and smaller increases and decreases in several other categories.

The increase in salaries and employee benefits expense was primarily due to annual salary adjustments, the hiring of additional lending and operations personnel, and a $277,000 increase in ESOP compensation expense (as a result of the increase in the Company's average stock price during the year). The increase in professional fees was primarily due to $616,000 in acquisition related costs related to the South Sound Merger, which closed on October 1, 2018. Partially offsetting these increases was a $113,000 gain on the sale of premises as the Company sold excess property adjacent to the Edgewood Branch during the year. The efficiency ratio for the year ended September 30, 2018 improved to 56.55% from 57.92% for the year ended September 30, 2017 as the increases in net interest income and non-interest income outpaced the increase in non-interest expense.

Provision for Income Taxes: The provision for income taxes decreased by $1.38 million, or 19.4% to $5.70 million for the year ended September 30, 2018 from $7.08 million for the year ended September 30, 2017. The decrease in the provision for income taxes was primarily due to a lower effective federal corporate income tax rate as a result of the Tax Cuts and Jobs Act ("Tax Act") that was enacted on December 22, 2017. The Tax Act (which decreased the federal corporate income tax rate to 21.0% from 35.0% effective January 1, 2018), also required a revaluation of the Company's net deferred tax asset ("DTA") to account for the future impact of lower corporate income tax rates and other provisions of the legislation. The revaluation of the Company's DTA balance resulted in a one-time increase to income tax expense of $548,000 during the quarter ended December 31, 2017. Since the Company is a September 30th fiscal-year end corporation, the reduction in the federal corporate income tax rate resulted in the use of a blended federal income tax rate of 24.5% for the fiscal year ended September 30, 2018, and the Company will use the 21.0% federal corporate income tax rate thereafter. The impact of using the 24.5% blended federal income tax rate for the year ended September 30, 2018 versus a 35.0% rate reduced the provision for income taxes by approximately $2.21 million, which was partially offset by the $548,000 one-time net DTA write-down. The Company's effective income tax rate was 25.4% for the year ended September 30, 2018 compared to 33.3% for the year ended September 30, 2017. For additional information on income taxes, see Note 11 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

Total interest and dividend income increased by $3.46 million, or 9.9%, to $38.34 million for the year ended September 30, 2017 from $34.88 million for the year ended September 30, 2016, primarily due to a $69.44 million increase in the average balance of total interest-earning assets to $864.16 million from $794.72 million and an increase in the average yield on interest-earning assets to 4.44% from 4.39%. Interest income on loans receivable and loans held for sale increased by $2.80 million, to $36.39 million for the year ended September 30, 2017 from $33.58 million for the year ended September 30, 2016, primarily due to an increase in the average balance of net loans receivable and loans held for sale of $48.58 million during the year and an increase in the average yield on loans receivable and loans held for sale to 5.26% from 5.22%. Also contributing to the increase in interest and dividend income (and average yields) was a $255,000 increase in non-accrual interest and prepayment penalties collected during the year ended September 30, 2017. During the year ended September 30, 2017, a total of $1.05 million in non-accrual interest and prepayment penalties was collected compared to a total of $795,000 for the year ended September 30, 2016.

Total interest expense decreased by $875,000 to $3.20 million, or 21.5%, for the year ended September 30, 2017 from $4.07 million for the year ended September 30, 2016, primarily due to a $1.05 million decrease in interest expense on FHLB borrowings, which was partially offset by a $177,000 increase in interest expense on deposits. The decrease in FHLB borrowing expense was primarily due to a $27.86 million decrease in the average balance of borrowings to $17.10 million for the year ended September 30, 2017 from $44.96 million for the year ended September 30, 2016 partially offset by prepayment penalties of $282,000 incurred for paying off the borrowings before their scheduled maturities. During the year ended September 30, 2017, the Company repaid all FHLB borrowings. The increase in interest expense on deposits was primarily due to a $51.75 million increase in average interest-bearing deposits to $610.26 million for the year ended September 30, 2017 from $558.52 million for the year ended September 30, 2016.

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

Based on the comprehensive methodology for determining the allowance for loan losses, management believes the allowance for loan losses of $9.55 million at September 30, 2017 (1.36% of loans receivable and 499.9% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.

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

	Year Ended September 30,
	2018				2017			2016
	Average Balance		Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
					(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$721,472		$38,298	5.31%	$692,278	$36,385	5.26%	$643,698	$33,580	5.22%
Investment securities (2)	8,807		217	2.46	7,651	279	3.65	8,123	287	3.52
Dividends from mutual funds, FHLB stock and other investments	5,078		120	2.36	4,066	88	2.16	3,723	106	2.85
Interest-bearing deposits in banks and CDs	188,080	109	3,198	1.70	160,165	1,586	0.99	139,180	902	0.65
Total interest-earning assets	923,437		41,833	4.53	864,160	38,338	4.44	794,724	34,875	4.39
Non-interest-earning assets	60,728				58,834			56,969

Total assets	$984,165				$922,994			$851,693

Interest-bearing liabilities:
Savings accounts	$145,670		85	0.06	$134,495	78	0.06	$115,336	63	0.05
Money market accounts	139,138		722	0.52	125,296	434	0.35	105,836	327	0.31
NOW accounts	215,249		451	0.21	207,300	460	0.22	186,272	456	0.24
Certificates of deposit	140,464		1,520	1.08	143,171	1,246	0.87	151,072	1,195	0.79
Long-term borrowings (3)	—		—	—	17,096	979	5.73	44,959	2,031	4.52
Total interest-bearing liabilities	640,521		2,778	0.43	627,358	3,197	0.51	603,475	4,072	0.67
Non-interest-bearing deposits	221,953				187,368			152,085
Other liabilities	4,549				4,450			3,809
Total liabilities	867,023				819,176			759,369

Shareholders' equity	117,142				103,818			92,324
Total liabilities and shareholders' equity	$984,165				$922,994			$851,693

Net interest income			$39,055			$35,141			$30,803
Interest rate spread				4.10%			3.93%			3.72%
Net interest margin (4)				4.23%			4.07%			3.88%
Ratio of average interest-earning assets to average interest-bearing liabilities				144.17%			137.75%			131.69%
_______________________________________________

(1)
Does not include interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (year ended September 30, 2018 - $1,426; year ended September 30, 2017 - $1,328; and year ended September 30, 2016 - $1,095) are included with interest and dividends.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Includes FHLB borrowings with original maturities of one year or greater. Includes pre-payment penalties of $282 and $138 for the years ended September 30, 2017 and 2016.

(4)	Net interest income divided by total average interest earning assets.

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

	Year Ended September 30, 2018 Compared to Year Ended September 30, 2017 Increase (Decrease) Due to				Year Ended September 30, 2017 Compared to Year Ended September 30, 2016 Increase (Decrease) Due to
	Rate		Volume	Net Change	Rate	Volume	Net Change
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$366		$1,547	$1,913	$253	$2,552	$2,805
Investment securities	(100)		38	(62)	—	(8)	(8)
Dividends from mutual funds, FHLB stock and other investments	8		24	32	(16)	(2)	(18)
Interest-bearing deposits in banks and CDs	1,296		316	1,612	533	151	684
Total net change in income on interest-earning assets	1,570		1,925	3,495	770	2,693	3,463

Interest-bearing liabilities:
Savings accounts	—		7	7	4	11	15
Money market accounts	236		52	288	43	64	107
NOW accounts	(27)		18	(9)	(10)	14	4
Certificates of deposit	298		(24)	274	54	(3)	51
FHLB borrowings	—		(979)	(979)	(127)	(925)	(1,052)
Total net change in expense on interest-bearing liabilities	507		(926)	(419)	(36)	(839)	(875)
Net change in net interest income	$1,063	—	$2,851	$3,914	$806	$3,532	$4,338
______________

(1)	Excludes interest on loans on non-accrual status. Includes loans held for sale and interest earned on loans held for sale.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2018, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 24.3%.  At September 30, 2018, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. The Bank had $279.49 million available for additional borrowings with the FHLB at September 30, 2018. The Bank also has a LOC of up to $23.00 million with the FHLB for the purpose of collateralizing Washington State public deposits, all of which was available to be drawn upon at September 30, 2018. The LOC amount reduces the Bank's available borrowings under the FHLB advance agreement. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2018, the Bank had no outstanding balance on this borrowing line, under which $76.70 million was available for future borrowings. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At September 30, 2018, the Bank did not have an outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of loans.  During the years ended September 30, 2018, 2017 and 2016, the Bank originated $329.59 million, $340.61 million and $267.35 million of loans, respectively.  At September 30, 2018, the Bank had loan commitments totaling $67.19 million and undisbursed construction loans in process totaling $83.24 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from September 30, 2018 totaled $76.16 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2018, 2017 and 2016, the Bank sold $66.38 million, $81.40 million and $58.90 million in loans and loan participation interests, respectively.  During the years ended September 30, 2018, 2017 and 2016, the Bank received $235.61 million, $211.30 million and $155.37 million in principal repayments, respectively.

The Bank’s liquidity has been impacted by increases in deposit levels.  During the years ended September 30, 2018, 2017 and 2016, deposits increased by $51.61 million, $76.40 million and $82.60 million, respectively.

Cash and cash equivalents, CDs held for investment and investment securities increased to $226.12 million at September 30, 2018 from $199.60 million at September 30, 2017.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include principal and interest payments on the loan receivable from the Employee Stock Ownership Plan ("ESOP"), distributions from the Bank and the issuance of debt or equity securities. At September 30, 2018, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $2.89 million.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2018, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details see Note 15 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

Contractual obligations.  The following table presents, as of September 30, 2018, the Company’s significant fixed and determinable contractual operating lease obligations by payment date. There were no other fixed determinable contractual obligations outstanding at September 30, 2018.

	Payments due by period
	Less than 1 year	1 year through 3 years	After 3 years through 5 years	After 5 years	Total
Contractual obligations
	(Dollars in thousands)
Operating lease obligations	$201	$289	$—	$—	$490
Total contractual obligations	$201	$289	$—	$—	$490

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

A summary of the Company's commitments at September 30, 2018 and 2017 is as follows (in thousands):

	2018	2017
Undisbursed portion of construction loans in process	$83,237	$82,411
Undisbursed lines of credit	49,525	51,420
Commitments to extend credit	17,665	19,673
Total commitments	$150,427	$153,504

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

Item 8.  Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of September 30, 2018 and 2017	68
Consolidated Statements of Income for the Years Ended
September 30, 2018, 2017 and 2016	70
Consolidated Statements of Comprehensive Income for the
Years Ended September 30, 2018, 2017 and 2016	72
Consolidated Statements of Shareholders' Equity for the
Years Ended September 30, 2018, 2017 and 2016	73
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2018, 2017 and 2016	75
Notes to Consolidated Financial Statements	77

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Timberland Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2018, and the related notes (collectively referred to as "the financial statements"). We have also audited the Company's internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America (U.S.). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Delap LLP

We have served as the Company's auditor since 2010.

Lake Oswego, Oregon
December 7, 2018

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

	2018	2017
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$20,238	$17,447
Interest-bearing deposits in banks	128,626	130,741
Total cash and cash equivalents	148,864	148,188

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	63,290	43,034
Investment securities held to maturity, at amortized cost (estimated fair value $13,264 and $7,744)	12,810	7,139
Investment securities available for sale, at fair value	1,154	1,241
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,190	1,107
Other investments, at cost	3,000	3,000
Loans held for sale	1,785	3,599
Loans receivable, net of allowance for loans losses of $9,530 and $9,553	725,391	690,364
Premises and equipment, net	18,953	18,418
Other real estate owned (“OREO”) and other repossessed assets, net	1,913	3,301
Accrued interest receivable	2,877	2,520
Bank owned life insurance (“BOLI”)	19,813	19,266
Goodwill	5,650	5,650
Mortgage servicing rights (“MSRs”), net	2,028	1,825
Escrow deposit for business combination	6,900	—
Other assets	2,672	3,372
Total assets	$1,018,290	$952,024

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$233,258	$205,952
Interest-bearing	656,248	631,946
Total deposits	889,506	837,898

Other liabilities and accrued expenses	4,127	3,126
Total liabilities	893,633	841,024

Commitments and contingencies (See Note 14)

See notes to consolidated financial statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Shareholders’ equity	2018	2017
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,401,177 shares issued and outstanding - September 30, 2018 7,361,077 shares issued and outstanding - September 30, 2017	14,394	13,286
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(133)	(397)
Retained earnings	110,525	98,235
Accumulated other comprehensive loss	(129)	(124)
Total shareholders’ equity	124,657	111,000
Total liabilities and shareholders’ equity	$1,018,290	$952,024

See notes to consolidated financial statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
Interest and dividend income
Loans receivable and loans held for sale	$38,298	$36,385	$33,580
Investment securities	217	279	287
Dividends from mutual funds, FHLB stock and other investments	120	88	106
Interest-bearing deposits in banks and CDs	3,198	1,586	902
Total interest and dividend income	41,833	38,338	34,875

Interest expense
Deposits	2,778	2,218	2,041
FHLB borrowings	—	979	2,031
Total interest expense	2,778	3,197	4,072

Net interest income	39,055	35,141	30,803

Recapture of loan losses	—	(1,250)	—

Net interest income after recapture of loan losses	39,055	36,391	30,803

Non-interest income
Recoveries (other than temporary impairment “OTTI”) on investment securities	73	38	(29)
Adjustment for portion of OTTI transferred from other comprehensive income (before income taxes)	(5)	(5)	(139)
Net recoveries (OTTI) on investment securities	68	33	(168)

Service charges on deposits	4,581	4,518	3,969
ATM and debit card interchange transaction fees	3,570	3,343	3,261
BOLI net earnings	547	545	551
Gain on sales of loans, net	1,893	2,157	1,781
Escrow fees	211	242	214
Servicing income on loans sold	480	417	266
Fee income from non-deposit investment sales	109	63	111
Other, net	1,085	1,050	904
Total non-interest income, net	12,544	12,368	10,889

 See notes to consolidated financial statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
Non-interest expense
Salaries and employee benefits	$15,740	$14,908	$13,921
Premises and equipment	3,231	3,082	3,130
Loss (gain) on sales/dispositions of premises and equipment, net	(102)	5	7
Advertising	782	698	753
OREO and other repossessed assets, net	140	22	662
ATM and debit card interchange transaction fees	1,296	1,405	1,377
Postage and courier	456	435	413
State and local taxes	687	609	572
Professional fees	1,390	887	657
Federal Deposit Insurance Corporation ("FDIC") insurance	294	362	448
Loan administration and foreclosure	336	205	321
Data processing and telecommunications	1,938	1,870	1,896
Deposit operations	1,192	1,074	912
Other	1,797	1,954	1,568
Total non-interest expense, net	29,177	27,516	26,637

Income before income taxes	22,422	21,243	15,055

Provision for income taxes	5,701	7,076	4,901
Net income	$16,721	$14,167	$10,154

Net income per common share
Basic	$2.28	$1.99	$1.48
Diluted	$2.22	$1.92	$1.43

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
Comprehensive income
Net income	$16,721	$14,167	$10,154
Unrealized holding (loss) gain on investment securities available for sale, net of income taxes of ($8), ($12), and $0, respectively	(39)	(23)	1
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of ($2), $12, and $7, respectively	(7)	22	12
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $1, $2, and $49, respectively	4	3	90
Accretion of OTTI on investment securities held to maturity, net of income taxes of $10, $26, and $18, respectively	37	49	35

Total other comprehensive income (loss), net of income taxes	(5)	51	138

Total comprehensive income	$16,716	$14,218	$10,292

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2018, 2017 and 2016

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2015	6,988,848	$10,293	$(926)	$80,133	$(313)	$89,187

Net income	—	—	—	10,154	—	10,154
Other comprehensive income	—	—	—	—	138	138
Repurchase of common stock	(66,000)	(820)	—	—	—	(820)
Exercise of stock options	21,020	159	—	—	—	159
Common stock dividends ($0.37 per common share)	—	—	—	(2,578)	—	(2,578)
Earned ESOP shares, net of income taxes	—	139	265	—	—	404
Stock option compensation expense	—	190	—	—	—	190

Balance, September 30, 2016	6,943,868	9,961	(661)	87,709	(175)	96,834

Net income	—	—	—	14,167	—	14,167
Other comprehensive income	—	—	—	—	51	51
Exercise of stock warrant	370,899	2,496	—	—	—	2,496
Exercise of stock options	46,310	332	—	—	—	332
Common stock dividends ($0.50 per common share)	—	—	—	(3,641)	—	(3,641)
Earned ESOP shares, net of income taxes	—	341	264	—	—	605
Stock option compensation expense	—	156	—	—	—	156

Balance, September 30, 2017	7,361,077	13,286	(397)	98,235	(124)	111,000

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2018, 2017 and 2016

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2017	7,361,077	$13,286	$(397)	$98,235	$(124)	$111,000

Net income	—	—	—	16,721	—	16,721
Other comprehensive loss	—	—	—	—	(5)	(5)
Exercise of stock options	40,100	318	—	—	—	318
Common stock dividends ($0.60 per common share)	—	—	—	(4,431)	—	(4,431)
Earned ESOP shares, net of income taxes	—	618	264	—	—	882
Stock option compensation expense	—	172	—	—	—	172

Balance, September 30, 2018	7,401,177	$14,394	$(133)	$110,525	$(129)	$124,657

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities
Net income	$16,721	$14,167	$10,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,290	1,262	1,328
Deferred income taxes	797	385	283
Earned ESOP shares	882	605	404
Stock option compensation expense	172	156	190
Net (recoveries) OTTI on investment securities	(68)	(33)	168
Gain on sales of OREO and other repossessed assets, net	(229)	(54)	(47)
Provision for OREO losses	248	42	435
Gain on sales of loans, net	(1,893)	(2,157)	(1,781)
(Gain) loss on sales/dispositions of premises and equipment, net	(102)	5	7
Recapture of loan losses	—	(1,250)	—
Loans originated for sale	(62,677)	(69,996)	(57,354)
Proceeds from sales of loans	66,384	72,158	58,582
Amortization of MSRs	491	487	555
BOLI net earnings	(547)	(545)	(551)
Increase in deferred loan origination fees	171	237	36
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(190)	(1,610)	(592)
Net cash provided by operating activities	21,450	13,859	11,817

Cash flows from investing activities
Net (increase) decrease in CDs held for investment	(20,256)	9,966	(4,389)
Purchase of investment securities held to maturity	(6,073)	—	—
Proceeds from maturities and prepayments of investment securities held to maturity	554	609	489
Proceeds from maturities and prepayments of investment securities available for sale	41	68	53
Purchase of FHLB stock	(83)	(103)	(105)
Proceeds from redemption of FHLB stock	—	1,200	600
Purchase of other investments	—	(3,000)	—
Increase in loans receivable, net	(35,522)	(26,956)	(59,212)
Additions to premises and equipment	(2,186)	(3,526)	(640)
Capitalized improvements to OREO	—	—	(142)
Proceeds from sales of OREO and other repossessed assets	1,693	1,579	3,798
Proceeds from sales/dispositions of premises and equipment	463	—	—
Escrow deposit for business combination	(6,900)	—	—
Net cash used in investing activities	(68,269)	(20,163)	(59,548)

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from financing activities
Net increase in deposits	$51,608	$76,364	$82,622
Repayment of FHLB borrowings	—	(30,000)	(15,000)
Proceeds from exercise of stock options	318	332	159
Proceeds from exercise of stock warrant	—	2,496	—
Repurchase of common stock	—	—	(820)
Payment of dividends	(4,431)	(3,641)	(2,578)
Net cash provided by financing activities	47,495	45,551	64,383

Net increase in cash and cash equivalents	676	39,247	16,652

Cash and cash equivalents
Beginning of period	148,188	108,941	92,289
End of period	$148,864	$148,188	$108,941

Supplemental disclosure of cash flow information
Income taxes paid	$4,462	$7,596	$4,412
Interest paid	2,714	3,283	3,976

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$324	$751	$307
Other comprehensive (loss) income related to investment securities	(5)	51	138

See notes to consolidated financial statements

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") (“GAAP”) and prevailing practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheets, and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of any OTTI in the fair value of investment securities, the valuation of MSRs, the valuation of OREO and the valuation of goodwill for potential impairment.

Certain prior year amounts have been reclassified to conform to the 2018 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

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

Interest-bearing deposits in banks as of September 30, 2018 and 2017 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $123,745,000 and $127,128,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed the FDIC insurance limit of $250,000 per correspondent bank.  Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Investment Securities

Investment securities are classified upon acquisition as either held to maturity or available for sale.  Investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.  Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of income tax effects.  Premiums and discounts are amortized to interest income using the interest method over the contractual lives of the securities.  Gains and losses on sales of investment securities are recognized on the trade date and determined using the specific identification method.

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

Declines in the fair value of individual investment securities available for sale that are deemed to be other than temporary are recognized in earnings when identified.  The fair value of the investment security then becomes the new cost basis.  For individual investment securities that are held to maturity which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost basis, the other than temporary decline in the fair value of the investment security related to: (1) credit loss is recognized in earnings and (2) market or other factors is recognized in other comprehensive income (loss).  Credit loss is recorded if the present value of expected future cash flows is less than the amortized cost.  For individual investment securities which the Company intends to sell or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the investment security’s cost basis and its fair value at the consolidated balance sheet date.  For individual investment securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized.  Interest received after accruals have been suspended is recognized on a cash basis.

FHLB Stock

The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12% of the Bank's total assets plus 4.00% of any borrowings from the FHLB.  No ready market exists for this stock, and it has no quoted market value. However, redemption of FHLB stock has historically been at par value. The Company's investment in FHLB stock is carried at cost, which approximates fair value.

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2018 and 2017.

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
September 30, 2018 and 2017

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) when due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral (reduced by estimated costs to sell, if applicable) or observable market price is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

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

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets.  No events or changes in circumstances have occurred during the years ended September 30, 2018 or 2017 that would cause management to evaluate the recoverability of the Company’s long-lived assets.

OREO and Other Repossessed Assets

OREO and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. The valuation of real estate is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair values of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

changes and any related adjustments are generally recorded at the time such information is received. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price of the Company's common stock. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was determined not to be impaired at May 31, 2018.

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

As of September 30, 2018, management believes that there have been no events or changes in the circumstances since May 31, 2018 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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
September 30, 2018 and 2017

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

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2014.

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
September 30, 2018 and 2017

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

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company.  Legal and other fees paid to this law firm for the years ended September 30, 2018, 2017 and 2016 totaled $94,000, $99,000 and $127,000, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which created FASB Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASC 606 on October 1, 2018. The Company's primary source of revenue is interest income, which is recognized when earned and is excluded from the scope of ASC 606, and non-interest income. The adoption of ASC 606 will require additional disclosures regarding insignificant components of non-interest income, but will not have a material impact on the Company's future consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 generally requires equity investments - except those accounted for under the equity method of accounting or those that result in consolidation of the investee - to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU No. 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU No. 2016-01 also eliminates certain disclosures related to the fair value of financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU No. 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted this ASU on October 1, 2018. The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company's future consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Improvements. This ASU amended the new leases standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in the comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the ASC 606 if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU No. 2016-02. The amendments in ASU No. 2016-02 are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted. The effect of adoption of this ASU will depend on the nature and terms of the Company's leases at the time of adoption. Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under non-cancelable operating lease agreements; however, based on current leases the adoption of ASU No. 2016-02 is not expected to have a material impact on the Company's future consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. This ASU replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, this ASU requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU No. 2016-13 also changes the accounting for purchased credit-impaired debt securities and loans. ASU No. 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU No. 2016-13 and expects to begin developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2017-08 is not expected to have a material impact on the Company's future consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to the ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award are the same after the modification as compared to the original award prior to modification. ASU No. 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

adopted this ASU on October 1, 2018. The adoption of ASU No. 2017-09 is not expected to have a material impact on the Company's future consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and was measured at the earlier of the commitment date or the date performance was completed. The amendments in this ASU require nonemployee share-based payment awards to be measured at the grant-date fair value of the equity instrument. ASU No. 2018-07 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity's adoption of Topic 606. The adoption of ASU No. 2018-07 is not expected to have a material impact on the Company's future consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The following disclosure requirements were removed from ASC Topic 820, Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation process for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This ASU adds the following disclosure requirements for Level 3 measurements: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU No. 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU No. 2018-13 is not expected to have a material impact on the Company's future consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU No. 2018-15 is not expected to have a material impact on the Company's future consolidated financial statements.

Note 2 - Restricted Assets

Federal Reserve regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits.  The amounts of the reserve requirement balances as of September 30, 2018 and 2017 were $1,609,000 and $1,658,000, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Note 3 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2018 and 2017 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2018
Held to Maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$1,385	$8	$(21)	$1,372
Private label residential	460	552	(2)	1,010
U.S. Treasury and U.S. government agency securities	10,965	—	(83)	10,882
Total	$12,810	$560	$(106)	$13,264

Available for Sale
MBS: U.S. government agencies	$231	$7	$(1)	$237
Mutual funds	1,000	—	(83)	917
Total	$1,231	$7	$(84)	$1,154

September 30, 2017
Held to Maturity
MBS:
U.S. government agencies	$532	$11	$(1)	$542
Private label residential	599	596	(2)	1,193
U.S. Treasury and U.S. government agency securities	6,008	10	(9)	6,009
Total	$7,139	$617	$(12)	$7,744

Available for Sale
MBS: U.S. government agencies	$271	$18	$—	$289
Mutual funds	1,000	—	(48)	952
Total	$1,271	$18	$(48)	$1,241

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2018 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$954	$(20)	2	$64	$(1)	5	$1,018	$(21)
Private label residential	—	—	—	50	(2)	8	50	(2)
U.S. Treasury and U.S. government agency securities	7,946	(22)	2	2,935	(61)	1	10,881	(83)
Total	$8,900	$(42)	4	$3,049	$(64)	14	$11,949	$(106)

Available for Sale
MBS:
U.S. government agencies	$34	$(1)	1	$—	$—	—	$34	$(1)
Mutual funds	—	—	—	917	(83)	1	917	(83)
Total	$34	$(1)	1	$917	$(83)	1	$951	$(84)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2017 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$—	$—	—	$114	$(1)	6	$114	$(1)
Private label residential	—	—	—	85	(2)	10	85	(2)
U.S. Treasury and U.S. government agency securities	2,984	(9)	1	—	—	—	2,984	(9)
Total	$2,984	$(9)	1	$199	$(3)	16	$3,183	$(12)

Available for Sale
Mutual funds	$—	$—	—	$952	$(48)	1	$952	$(48)
Total	$—	$—	—	$952	$(48)	1	$952	$(48)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of September 30, 2018, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2018, 2017 and 2016:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2018
Constant prepayment rate	6.00%	15.00%	12.91%
Collateral default rate	—%	10.42%	5.03%
Loss severity rate	—%	75.00%	37.25%

September 30, 2017
Constant prepayment rate	6.00%	15.00%	10.40%
Collateral default rate	0.03%	10.75%	4.84%
Loss severity rate	1.00%	62.00%	41.75%

September 30, 2016
Constant prepayment rate	6.00%	15.00%	11.29%
Collateral default rate	0.07%	14.45%	5.47%
Loss severity rate	1.00%	73.00%	42.26%

The following table presents the OTTI recoveries (losses) for the years ended September 30, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
	Held To Maturity	Held To Maturity	Held To Maturity
Total recoveries (OTTI)	$73	$38	$(29)
Adjustment for portion of OTTI transferred from other comprehensive income (before income taxes) (1)	(5)	(5)	(139)
Net recoveries (OTTI) recognized in earnings (2)	$68	$33	$(168)

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Balance, beginning of year	$1,301	$1,505	$1,576

Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	14	18	170
Subtractions:
Realized losses previously recorded as credit losses	(80)	(171)	(239)
Recovery of prior credit loss	(82)	(51)	(2)
Balance, end of year	$1,153	$1,301	$1,505

During the year ended September 30, 2018, the Company recorded a $80,000 net realized loss (as a result of investment securities being deemed worthless) on sixteen held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2017, the Company recorded a $171,000 net realized loss (as a result of investment securities being deemed worthless) on twenty-two held to maturity investment securities, all of which had been recognized previously as a credit loss.  During the year ended September 30, 2016, the Company recorded a $239,000 net realized loss (as a result of investment securities being deemed worthless) on twenty held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits and FHLB collateral totaled $12,100,000 and $6,824,000 at September 30, 2018 and 2017, respectively.

The contractual maturities of debt securities at September 30, 2018 are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$7,969	$7,946	$—	$—
Due after one year to five years	3,965	3,884	—	—
Due after five years to ten years	67	68	—	—
Due after ten years	809	1,366	231	237
Total	$12,810	$13,264	$231	$237

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable by portfolio segment consisted of the following at September 30, 2018 and 2017 (dollars in thousands):

	2018	2017
Mortgage loans:
One- to four-family	$115,941	$118,147
Multi-family	61,928	58,607
Commercial	345,113	328,927
Construction – custom and owner/builder	119,555	117,641
Construction – speculative one- to four-family	15,433	9,918
Construction – commercial	39,590	19,630
Construction – multi-family	10,740	21,327
Construction – land development	3,040	—
Land	25,546	23,910
Total mortgage loans	736,886	698,107
Consumer loans:
Home equity and second mortgage	37,341	38,420
Other	3,515	3,823
Total consumer loans	40,856	42,243

Commercial business loans	43,053	44,444
Total loans receivable	820,795	784,794
Less:
Undisbursed portion of construction loans in process	83,237	82,411
Deferred loan origination fees, net	2,637	2,466
Allowance for loan losses	9,530	9,553
	95,404	94,430
Loans receivable, net	$725,391	$690,364

Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate.  At September 30, 2018, the Company had $774,227,000 (including $83,237,000 of undisbursed construction loans in process) in loans secured by real estate, which represented 94.3% of total loans receivable.  The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property types.  At September 30, 2018, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-
family properties.  The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market.  The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business.  Such related party loans were performing according to their repayment terms at September 30, 2018 and 2017.  Activity in related party loans during the years ended September 30, 2018, 2017 and 2016 was as follows (dollars in thousands):

	2018	2017	2016
Balance, beginning of year	$741	$230	$630
New loans or borrowings	368	592	66
Repayments and reclassifications	(990)	(81)	(466)
Balance, end of year	$119	$741	$230

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

Construction Lending:  The Company currently originates the following types of construction loans: custom construction loans, owner/builder construction loans, speculative construction loans, commercial real estate construction loans, multi-family construction loans and land development loans.

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
September 30, 2018 and 2017

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

Construction Lending - Land Development: Land development loans are originated to real estate developers for the purpose of developing residential subdivisions. The Company is currently originating land development loans on a limited basis.

Land Lending: The Company originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots.  Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate.  If the estimate of value proves to be inaccurate, in the event of default or foreclosure, the Company may be confronted with a property value which is insufficient to assure full repayment.  The Company attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 75%.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Allowance for Loan Losses

The following table sets forth information for the year ended September 30, 2018 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,082	$4	$—	$—	$1,086
Multi-family	447	(14)	—	—	433
Commercial	4,184	92	(28)	—	4,248
Construction – custom and owner/builder	699	(28)	—	—	671
Construction – speculative one- to four-family	128	37	—	13	178
Construction – commercial	303	260	—	—	563
Construction – multi-family	173	(38)	—	—	135
Construction – land development	—	49	—	—	49
Land	918	(71)	(22)	19	844
Consumer loans:
Home equity and second mortgage	983	(334)	—	—	649
Other	121	1	(6)	1	117
Commercial business loans	515	42	—	—	557
Total	$9,553	$—	$(56)	$33	$9,530

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

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

The following table presents information on loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2018 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$—	$1,086	$1,086	$1,054	$114,887	$115,941
Multi-family	—	433	433	—	61,928	61,928
Commercial	—	4,248	4,248	2,446	342,667	345,113
Construction – custom and owner/ builder	—	671	671	—	67,024	67,024
Construction – speculative one- to four-family	—	178	178	—	7,107	7,107
Construction – commercial	—	563	563	—	23,440	23,440
Construction – multi-family	—	135	135	—	5,983	5,983
Construction – land development	—	49	49	—	1,567	1,567
Land	34	810	844	243	25,303	25,546
Consumer loans:
Home equity and second mortgage	—	649	649	359	36,982	37,341
Other	—	117	117	—	3,515	3,515
Commercial business loans	63	494	557	170	42,883	43,053
Total	$97	$9,433	$9,530	$4,272	$733,286	$737,558

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

The following table presents information on loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2017 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$—	$1,082	$1,082	$1,443	$116,704	$118,147
Multi-family	—	447	447	—	58,607	58,607
Commercial	26	4,158	4,184	3,873	325,054	328,927
Construction – custom and owner/ builder	—	699	699	—	63,538	63,538
Construction – speculative one- to four-family	—	128	128	—	4,639	4,639
Construction – commercial	—	303	303	—	11,016	11,016
Construction – multi-family	—	173	173	—	6,912	6,912
Land	125	793	918	1,119	22,791	23,910
Consumer loans:
Home equity and second mortgage	325	658	983	557	37,863	38,420
Other	—	121	121	—	3,823	3,823
Commercial business loans	—	515	515	—	44,444	44,444
Total	$476	$9,077	$9,553	$6,992	$695,391	$702,383

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2018 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$557	$—	$545	$—	$1,102	$114,839	$115,941
Multi-family	—	—	—	—	—	61,928	61,928
Commercial	574	—	—	—	574	344,539	345,113
Construction – custom and owner/ builder	—	—	—	—	—	67,024	67,024
Construction – speculative one- to four-family	—	—	—	—	—	7,107	7,107
Construction – commercial	—	—	—	—	—	23,440	23,440
Construction – multi-family	—	—	—	—	—	5,983	5,983
Construction – land development	—	—	—	—	—	1,567	1,567
Land	40	—	243	—	283	25,263	25,546
Consumer loans:
Home equity and second mortgage	42	—	359	—	401	36,940	37,341
Other	10	16	—	—	26	3,489	3,515
Commercial business loans	—	—	170	—	170	42,883	43,053
Total	$1,223	$16	$1,317	$—	$2,556	$735,002	$737,558
__________________

(1)	Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2018 and 2017, there were no loans classified as loss.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

The following table presents an analysis of loans by credit quality indicator and portfolio segment at September 30, 2018 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$113,148	$882	$581	$1,330	$115,941
Multi-family	61,928	—	—	—	61,928
Commercial	334,908	8,375	988	842	345,113
Construction – custom and owner / builder	66,720	304	—	—	67,024
Construction – speculative one- to four-family	7,107	—	—	—	7,107
Construction – commercial	23,440	—	—	—	23,440
Construction – multi-family	5,983	—	—	—	5,983
Construction – land development	1,567	—	—	—	1,567
Land	22,810	988	1,505	243	25,546
Consumer loans:
Home equity and second mortgage	36,697	82	—	562	37,341
Other	3,480	—	—	35	3,515
Commercial business loans	42,812	22	49	170	43,053
Total	$720,600	$10,653	$3,123	$3,182	$737,558
The following table presents an analysis of loans by credit quality indicator and portfolio segment at September 30, 2017 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$115,481	$422	$644	$1,600	$118,147
Multi-family	56,857	—	1,750	—	58,607
Commercial	318,717	6,059	3,540	611	328,927
Construction – custom and owner / builder	63,210	328	—	—	63,538
Construction – speculative one- to four-family	4,639	—	—	—	4,639
Construction – commercial	11,016	—	—	—	11,016
Construction – multi-family	6,912	—	—	—	6,912
Land	20,528	1,022	1,794	566	23,910
Consumer loans:
Home equity and second mortgage	37,828	152	—	440	38,420
Other	3,787	—	—	36	3,823
Commercial business loans	43,416	973	55	—	44,444
Total	$682,391	$8,956	$7,783	$3,253	$702,383

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2018 (dollars in thousands):

	September 30, 2018			For the Year Ended September 30, 2018
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,054	$1,200	$—	$1,422	$80	$69
Commercial	2,446	2,446	—	2,389	121	93
Land	90	195	—	283	11	10
Consumer loans:
Home equity and second mortgage	359	359	—	210	3	3
Subtotal	3,949	4,200	—	4,304	215	175
With an allowance recorded:
Mortgage loans:
One- to four-family	—	—	—	9	—	—
Commercial	—	—	—	760	28	21
Land	153	153	34	383	9	8
Consumer loans:
Home equity and second mortgage	—	—	—	310	16	13
Commercial business loans	170	170	63	141	—	—
Subtotal	323	323	97	1,603	53	42
Total:
Mortgage loans:
One- to four-family	1,054	1,200	—	1,431	80	69
Commercial	2,446	2,446	—	3,149	149	114
Land	243	348	34	666	20	18
Consumer loans:
Home equity and second mortgage	359	359	—	520	19	16
Commercial business loans	170	170	63	141	—	—
Total	$4,272	$4,523	$97	$5,907	$268	$217

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

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
September 30, 2018 and 2017

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

The Company had $3,278,000 in TDRs included in impaired loans at September 30, 2018 and had no commitments to lend additional funds on these loans.  The Company had $3,595,000 in TDRs included in impaired loans at September 30, 2017 and had no commitments to lend additional funds on these loans. The allowance for loan losses allocated to TDRs at September 30, 2018 and 2017 was $97,000 and $10,000, respectively.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of September 30, 2018 and 2017 (dollars in thousands):

	2018
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$509	$—	$509
Commercial	2,446	—	2,446
Land	—	153	153
Commercial business loans	—	170	170
Total	$2,955	$323	$3,278

	2017
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$569	$—	$569
Commercial	2,219	—	2,219
Land	554	253	807
Total	$3,342	$253	$3,595

There were three new TDRs for the year ended September 30, 2018. There were no new TDRs during the years ended September 30, 2017 and 2016. The following table sets forth information with respect to the Company's TDRs, by portfolio segment, during the year ended September 30, 2018 (dollars in thousands):

2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Land loans (1)	1	$244	$155	$153
Commercial business loans (2)	2	183	183	170
Total	3	$427	$338	$323

(1) Modification was a result of a reduction in principal balance.
(2) Modifications were a result of reduction in monthly payment amounts.

There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended September 30, 2018, 2017 or 2016.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2018 and 2017 (dollars in thousands):

	2018	2017
Land	$4,400	$4,402
Buildings and improvements	20,636	20,167
Furniture and equipment	8,026	7,935
Property held for future expansion	129	129
Construction and purchases in progress	566	149
	33,757	32,782
Less accumulated depreciation	14,804	14,364
Premises and equipment, net	$18,953	$18,418

The Company leases certain premises under operating lease agreements.  Certain leases contain renewal options from five to ten years and escalation clauses. Total rental expense was $206,000, $275,000 and $287,000 for the years ended September 30, 2018, 2017 and 2016, respectively, which is included in premises and equipment expense in the accompanying consolidated statements of income.

Minimum net rental commitments under non-cancellable leases having an original or remaining term of more than one year for fiscal years ending subsequent to September 30, 2018 are as follows (dollars in thousands):

2019	$201
2020	165
2021	124
Total minimum payments required	$490

Note 6 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2018 and 2017 (dollars in thousands):

	2018		2017
	Amount	Number	Amount	Number
Balance, beginning of year	$3,301	16	$4,117	23
Additions to OREO and other repossessed assets	324	2	751	4
Writedowns	(248)	—	(42)	—
Sales of OREO and other repossessed assets	(1,464)	(6)	(1,525)	(11)
Balance, end of year	$1,913	12	$3,301	16

At September 30, 2018, OREO and other repossessed assets consisted of 12 OREO properties in Washington, with balances ranging from $13,000 to $874,000.  At September 30, 2017, OREO and other repossessed assets consisted of 15 OREO properties and one other repossessed asset in Washington, with balances ranging from $13,000 to $948,000.  The Company recorded net gains on sales of OREO and other repossessed assets of $229,000, $54,000, and $47,000 for the years ended September 30, 2018, 2017 and 2016, respectively. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

At September 30, 2018, there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession and there were no one- to four-family properties in the process of foreclosure. At September 30, 2017, the recorded amount of foreclosed residential real estate properties held in OREO as a result of obtaining physical possession was $875,000 and the amount of one- to four-family properties in the process of foreclosure totaled $100,000.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Note 7 - MSRs

The Company services loans for Freddie Mac and for secondary market purchasers of the guaranteed portion of SBA loans; such loans are not included in the accompanying consolidated balance sheets.  The principal amount of loans serviced for Freddie Mac at September 30, 2018, 2017 and 2016 was $370,928,000, $358,173,000 and $340,308,000, respectively.  The guaranteed principal amount of SBA loans serviced for others at September 30, 2018, 2017 and 2016 was $754,000, $697,000 and $319,000, respectively.

The following is an analysis of the changes in MSRs for the years ended September 30, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
Balance, beginning of year	$1,825	$1,573	$1,478
Additions	694	739	650
Amortization	(491)	(487)	(555)
Balance, end of year	$2,028	$1,825	$1,573

At September 30, 2018, 2017 and 2016, the estimated fair value of MSRs totaled $4,171,000, $3,556,000 and $2,865,000, respectively. The Freddie Mac MSRs' fair values at September 30, 2018, 2017 and 2016 were estimated using discounted cash flow analyses with average discount rates of 8.99%, 9.52% and 9.52%, respectively, and average prepayment speed factors of 132, 159 and 209, respectively. At September 30, 2018, 2017 and 2016, the SBA MSRs were insignificant. At September 30, 2018, 2017 and 2016, there were no valuation allowances on MSRs.

Note 8 - Deposits

Deposits consisted of the following at September 30, 2018 and 2017 (dollars in thousands):

	2018	2017
Non-interest-bearing demand	$233,258	$205,952
NOW checking	225,290	220,315
Savings	151,404	140,987
Money market	137,746	131,002
Certificates of deposit	141,808	139,642
Total	$889,506	$837,898

Individual certificates of deposit in amounts of $250,000 or greater totaled $18,164,000 and $15,601,000 at September 30, 2018 and 2017, respectively. The Company had brokered deposits totaling $17,202,000 and $15,642,000 at September 30, 2018 and 2017, respectively.

Scheduled maturities of certificates of deposit for future years ending September 30 are as follows (dollars in thousands):

2019	$76,157
2020	32,004
2021	14,412
2022	11,991
2023	7,244
Total	$141,808

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Interest expense on deposits by account type was as follows for the years ended September 30, 2018, 2017 and 2016 (dollars in thousands):

	2018	2017	2016
NOW checking	$451	$460	$456
Savings	85	78	64
Money market	722	434	327
Certificates of deposit	1,520	1,246	1,194
Total	$2,778	$2,218	$2,041

Note 9 – FHLB Borrowings and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 45% of the Bank’s total assets, limited by available collateral.  The Bank had no FHLB borrowings outstanding at September 30, 2018 and 2017.  During the year ended September 30, 2017, the Company incurred a $282,000 prepayment penalty on two $15,000,000 FHLB borrowings that were repaid before their scheduled maturity dates. Under the Advances, Pledge and Security Agreement entered into with the FHLB ("FHLB Borrowing Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for borrowings.

The Bank also has a letter of credit ("LOC") with the FHLB for the purpose of collateralizing Washington State public deposits. The LOC amount reduces the Bank's available borrowings under the FHLB Borrowing Agreement. The LOC had a limit of $23,000,000 as of September 30, 2018, all of which was available to draw upon.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2018 the Bank had a borrowing capacity on this line of $76,703,000. The Bank had no outstanding borrowings on this line at September 30, 2018 and 2017.

The Bank has a short-term $10,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. The Bank had no outstanding borrowings on this line at September 30, 2018 and 2017.

Note 10 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2018 and 2017 (dollars in thousands):

	2018	2017
Accrued deferred compensation, profit sharing plans and bonuses payable	$1,235	$1,134
Accrued interest payable on deposits	225	161
Accounts payable and accrued expenses - other	2,667	1,831
Total other liabilities and accrued expenses	$4,127	$3,126

Note 11 - Income Taxes

On December 22, 2017, the federal government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revised the future ongoing federal corporate income tax by, among other things, decreasing the federal corporate income tax rate to 21.0% from 35.0% effective January 1, 2018. As the Company has a September 30 fiscal year-end, the lower corporate income tax rate was phased in, resulting in a blended federal income tax rate of approximately 24.5% for the Company's fiscal year ended September 30, 2018, and 21.0% for subsequent fiscal years. In addition, the reduction of the corporate federal income tax rate required the Company to revalue its deferred tax assets and liabilities based on the lower federal income tax rate of 21.0%.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

As a result of the Tax Act, during the quarter ended December 31, 2017, the Company recorded a one-time income tax expense of $548,000 in conjunction with remeasuring its net deferred tax assets. The impact of using the 24.5% blended federal income tax rate for the year ended September 30, 2018 versus a 35.0% rate reduced the provision for income taxes by approximately $2.21 million, which was partially offset by the $548,000 one-time net deferred tax asset remeasurement.

The components of the provision for income taxes for the years ended September 30, 2018, 2017 and 2016 were as follows (dollars in thousands):

	2018	2017	2016
Current:
Federal	$4,900	$6,656	$4,618
State	4	35	—
Deferred	797	385	283
Provision for income taxes	$5,701	$7,076	$4,901

At September 30, 2018 the Company had income taxes payable of $151,000, which is included in other liabilities in the accompanying 2018 consolidated balance sheet. At September 30, 2017 the Company had income taxes receivable of $559,000, which is included in other assets in the accompanying 2017 consolidated balance sheet.

The components of the Company’s deferred tax assets and liabilities at September 30, 2018 and 2017 were as follows (dollars in thousands):

	2018	2017
Deferred Tax Assets
Allowance for loan losses	$2,021	$3,380
Allowance for OREO losses	311	443
Unearned ESOP shares	32	148
Core deposit intangible	31	103
OTTI credit impairment on investment securities	104	173
Accrued interest on loans	10	29
Net unrealized losses on investment securities	42	66
Deferred compensation and bonuses	56	94
Reserve for loan commitments	43	75
Other	29	39
Total deferred tax assets	2,679	4,550

Deferred Tax Liabilities
Goodwill	1,107	1,714
MSRs	426	639
Depreciation	283	480
Loan fees/costs	121	—
FHLB stock dividends	82	137
Prepaid expenses	74	140
Other	2	35
Total deferred tax liabilities	2,095	3,145

Net deferred tax assets	$584	$1,405

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

The provision for income taxes for the years ended September 30, 2018, 2017 and 2016 differs from that computed at the federal statutory corporate tax rate as follows (dollars in thousands):

	2018	2017	2016
Expected federal income tax provision at statutory rate	$5,500	$7,435	$5,160
Net impact of the Tax Act	548	—	—
BOLI income	(134)	(191)	(189)
Dividends on ESOP	(71)	(102)	(83)
Stock options tax effect	(157)	(188)	—
Other, net	15	122	13
Provision for income taxes	$5,701	$7,076	$4,901

No valuation allowance for net deferred tax assets was recorded as of September 30, 2018 and 2017, as management believes that it is more likely than not that all of the net deferred tax assets will be realized based on management's expectations of future taxable income and/or because they were supported by recoverable taxes paid in prior years.

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

ESOP

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company.  The loan is being repaid primarily from the Bank’s contributions to the ESOP and is scheduled to be fully repaid by March 31, 2019. The interest rate on the loan is 8.5%. Interest expense on the ESOP debt was $53,000, $96,000 and
$136,000 for the years ended September 30, 2018, 2017 and 2016, respectively. The balance of the loan at September 30, 2018 was $285,000.

The amount of the Bank's annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt.  All dividends received by the ESOP are used to pay debt service. Dividends of $291,000, $293,000 and $243,000 were used to service the debt during the years ended September 30, 2018, 2017 and 2016, respectively.  As the Plan makes each payment of principal and interest, an appropriate percentage of stock is released and allocated annually to eligible employee accounts, in accordance with applicable regulations. As of September 30, 2018, an aggregate of 588,717 ESOP shares, which were previously released for allocation to participants, had been distributed to participants.

Shares held by the ESOP as of September 30, 2018, 2017 and 2016 were classified as follows:

	2018	2017	2016
Unallocated shares	17,639	52,905	88,171
Shares released for allocation	451,644	489,665	535,927
Total ESOP shares	469,283	542,570	624,098

The approximate fair market value of the ESOP’s unallocated shares at September 30, 2018, 2017 and 2016 was $551,000, $1,658,000 and $1,389,000, respectively.  Compensation expense recognized under the ESOP for the years ended September 30, 2018, 2017 and 2016 was $823,000, $495,000, and $233,000, respectively.

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established under the Internal Revenue Code.  Contributions by the Bank are at the discretion of the Board except for a safe harbor contribution of 3% of

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

eligible employees' wages, which is mandatory according to the plan document.  Bank contributions totaled $379,000, $358,000 and $333,000 for the years ended September 30, 2018, 2017 and 2016, respectively.

Note 13 - Stock Compensation Plans

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of the grant.  At September 30, 2018, there were 71,416 shares of common stock available which may be awarded as options or restricted stock pursuant to future grants under the 2014 Equity Incentive Plan.

At both September 30, 2018 and 2017 there were no unvested restricted stock awards. There were no restricted stock grants awarded during the years ended September 30, 2018, 2017 and 2016.

Stock option activity for the years ended September 30, 2018, 2017 and 2016 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2015	341,300	$8.73
Options granted	55,750	15.67
Options exercised	(21,020)	7.56
Options forfeited	(2,900)	9.96
Outstanding September 30, 2016	373,130	9.82

Options granted	58,250	29.69
Options exercised	(46,310)	7.17
Options forfeited	(4,950)	6.28
Outstanding September 30, 2017	380,120	13.23

Options granted	45,950	31.80
Options exercised	(40,100)	7.92
Options forfeited	(5,150)	13.39
Outstanding September 30, 2018	380,820	$16.03

The aggregate intrinsic value of options exercised during the years ended September 30, 2018 and 2017 was $894,000 and $659,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the rate of a U.S. Treasury security with a similar term as the expected life of the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 55,750 options granted during the year ended September 30, 2016 with an aggregate grant date fair value of $81,000. There were 58,250 options granted during the year ended September 30, 2017 with an aggregate grant date fair value of $224,000. There were 45,950 options granted during the year ended September 30, 2018 with an aggregate grant date fair value of $206,000.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

The weighted average assumptions for options granted during the years ended September 30, 2018, 2017 and 2016 were as follows:

	2018	2017	2016
Expected volatility	17%	16%	16%
Expected life (in years)	5	5	5
Expected dividend yield	2.61%	1.85%	3.00%
Risk free interest rate	2.97%	1.89%	1.12%
Grant date fair value per share	$4.48	$3.84	$1.46

There were 76,450 options that vested during the year ended September 30, 2018 with a total fair value of $181,000. There were 69,800 options that vested during the year ended September 30, 2017 with a total fair value of $145,000. There were 65,100 options that vested during the year ended September 30, 2016 with a total fair value of $144,000.

At September 30, 2018 there were 196,750 unvested options with an aggregate grant date fair value of $582,000, all of which the Company assumes will vest.  The unvested options had an aggregate intrinsic value of $2,098,000 at September 30, 2018.  At September 30, 2017 there were 231,850 unvested options with an aggregate grant date fair value of $569,000.
Additional information regarding options outstanding at September 30, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	2,500	$4.23	2.3	2,500	$4.23	2.3
5.86 - 6.00	28,550	5.96	4.1	28,550	5.96	4.1
9.00	72,800	9.00	5.1	54,600	9.00	5.1
10.26 - 10.71	121,320	10.58	6.5	67,420	10.56	6.5
15.67	52,200	15.67	8.0	19,500	15.67	8.0
29.69	57,500	29.69	9.0	11,500	$29.69	9.0
31.80	45,950	31.80	10.0	—	N/A	N/A
	380,820	$16.03	7.0	184,070	$11.04	5.9

The aggregate intrinsic value of options outstanding at September 30, 2018, 2017 and 2016 was $5,813,000, $6,882,000, and $2,212,000, respectively.

As of September 30, 2018, unrecognized compensation cost related to non-vested stock options was $521,000, which is expected to be recognized over a weighted average period of 2.46 years.

Note 14 - Commitments and Contingencies

In the normal course of business the Company is party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers.  These financial instruments include commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk not recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s credit-worthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

evaluation of the party.  However, such loan to value ratios will subsequently change, based on increases and decreases in the supporting collateral values.  Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate, land and income-producing commercial properties.

A summary of the Company’s commitments at September 30, 2018 and 2017 is as follows (dollars in thousands):

	2018	2017
Undisbursed portion of construction loans in process (see Note 4)	$83,237	$82,411
Undisbursed lines of credit	49,525	51,420
Commitments to extend credit	17,665	19,673

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments.  The reserve for unfunded loan commitments totaled $207,000 and $214,000 at September 30, 2018 and 2017, respectively.  These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.  Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

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

The minimum requirements are a common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, the Bank must maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of eligible retained income that could be utilized for such actions. This capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year to an amount equal to more than 2.5% of risk-weighted assets when fully implemented in January 2019. At September 30, 2018, the conservation buffer was an amount more than 1.875%.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

At September 30, 2018 and 2017 the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2018 and 2017 under the regulations of the FDIC. The following tables compare the Bank’s actual capital amounts at September 30, 2018 and 2017 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

September 30, 2018	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory MinimumTo Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$117,336	11.7%	$40,024	4.0%	$50,031	5.0%

Risk-based Capital Ratios:
Common equity Tier 1 capital	117,336	16.7	31,539	4.5	45,557	6.5

Tier 1 capital	117,336	16.7	42,052	6.0	56,070	8.0

Total capital	126,109	18.0	56,070	8.0	70,087	10.0

September 30, 2017	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$104,102	11.2%	$37,116	4.0%	$46,395	5.0%

Risk-based Capital Ratios:
Common equity Tier 1 capital	104,102	15.9	29,547	4.5	42,678	6.5

Tier 1 capital	104,102	15.9	39,395	6.0	52,527	8.0

Total capital	112,329	17.1	52,527	8.0	65,659	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2018, Timberland Bancorp would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp at September 30, 2018 and 2017 (dollars in thousands):

	2018		2017
	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$120,175	12.0%	$107,145	11.5%

Risk-based Capital Ratios:
Common equity Tier 1 capital	120,175	17.1	107,145	16.3

Tier 1 capital	120,175	17.1	107,145	16.3

Total capital	128,955	18.4	115,376	17.6

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Note 16 - Condensed Financial Information - Parent Company Only

Condensed Balance Sheets - September 30, 2018 and 2017
(dollars in thousands)

	2018	2017
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$306	$485
Interest-bearing deposits in banks	2,588	1,797
Total cash and cash equivalents	2,894	2,282

Loan receivable from ESOP	285	821
Investment in Bank	121,818	107,957
Other assets	15	14
Total assets	$125,012	$111,074

Liabilities and shareholders’ equity
Accrued expenses	$355	$74
Shareholders’ equity	124,657	111,000
Total liabilities and shareholders’ equity	$125,012	$111,074

Condensed Statements of Income - Years Ended September 30, 2018, 2017 and 2016
(dollars in thousands)

	2018	2017	2016
Operating income
Interest on deposits in banks	$37	$27	$3
Interest on loan receivable from ESOP	53	96	136
Dividends from Bank	4,429	1,390	3,039
Total operating income	4,519	1,513	3,178

Operating expenses	591	467	430

Income before income taxes and equity in undistributed income of Bank	3,928	1,046	2,748
Benefit for income taxes	(198)	(385)	(183)

Income before undistributed income of Bank	4,126	1,431	2,931

Equity in undistributed income of Bank	12,595	12,736	7,223
Net income	$16,721	$14,167	$10,154

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Condensed Statements of Cash Flows - Years Ended September 30, 2018, 2017 and 2016
(dollars in thousands)

	2018	2017	2016
Cash flows from operating activities
Net income	$16,721	$14,167	$10,154
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(12,595)	(12,736)	(7,223)
Earned ESOP shares	882	605	404
Stock option compensation expense	172	156	190
Other, net	280	33	(65)
Net cash provided by operating activities	5,460	2,225	3,460

Cash flows from investing activities
Investment in Bank	(1,271)	(930)	(616)
Principal repayments on loan receivable from ESOP	536	493	452
Net cash used in investing activities	(735)	(437)	(164)

Cash flows from financing activities
Proceeds from exercise of stock options	318	332	159
Proceeds from exercise of stock warrant	—	2,496	—
Repurchase of common stock	—	—	(820)
Payment of dividends	(4,431)	(3,641)	(2,578)
Net cash used in financing activities	(4,113)	(813)	(3,239)

Net increase in cash and cash equivalents	612	975	57

Cash and cash equivalents
Beginning of period	2,282	1,307	1,250
End of period	$2,894	$2,282	$1,307

Note 17 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2018, 2017 and 2016 is as follows (dollars in thousands, except per share amounts):

	2018	2017	2016
Basic net income per common share computation
Numerator - net income to common shareholders	$16,721	$14,167	$10,154

Denominator - weighted average common shares outstanding	7,334,577	7,136,690	6,842,614

Basic net income per common share	$2.28	$1.99	$1.48

Diluted net income per common share computation
Numerator - net income to common shareholders	$16,721	$14,167	$10,154

Denominator - weighted average common shares outstanding	7,334,577	7,136,690	6,842,614
Effect of dilutive stock options (1)	191,767	163,773	78,910
Effect of dilutive stock warrant (2)	—	79,590	183,825
Weighted average common shares outstanding-assuming dilution	7,526,344	7,380,053	7,105,349

Diluted net income per common share	$2.22	$1.92	$1.43
___________________

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

(1) For the years ended September 30, 2018, 2017 and 2016, average options to purchase 29,581, 1,117 and 42,801 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

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

Note 18 - Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the years ended September 30, 2018, 2017 and 2016 are as follows (dollars in thousands):

	Changes in fair value of available for sale securities [1]	Other-than-temporary impairment on held to maturity securities [1]	Total [1]
2018
Balance of AOCI at the beginning of period	$(19)	$(105)	$(124)
Net change	(39)	34	(5)
Balance of AOCI at the end of period	$(58)	$(71)	$(129)

2017
Balance of AOCI at the beginning of period	$4	$(179)	$(175)
Net change	(23)	74	51
Balance of AOCI at the end of period	$(19)	$(105)	$(124)

2016
Balance of AOCI at the beginning of period	$3	$(316)	$(313)
Net change	1	137	138
Balance of AOCI at the end of period	$4	$(179)	$(175)
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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

The Company's assets measured at fair value on a recurring basis consist of investment securities available for sale. The estimated fair value of MBS are based upon market prices of similar securities or observable inputs (Level 2). The estimated fair value of mutual funds are based upon quoted market prices (Level 1).

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2018 and 2017. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2018 and 2017 are as follows (dollars in thousands):

	Estimated Fair Value
September 30, 2018	Level 1	Level 2	Level 3	Total
Available for sale investment securities

MBS: U.S. government agencies	$—	$237	$—	$237
Mutual funds	917	—	—	917
Total	$917	$237	$—	$1,154

September 30, 2017
Available for sale investment securities

MBS: U.S. government agencies	$—	$289	$—	$289
Mutual funds	952	—	—	952
Total	$952	$289	$—	$1,241

There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2018 and 2017.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2018 (dollars in thousands):

	Estimated Fair Value
Impaired loans:	Level 1	Level 2	Level 3
Mortgage loans:
Land	$—	$—	$119
Commercial business loans	—	—	107
Total impaired loans	—	—	226

Investment securities – held to maturity:
MBS - Private label residential	—	3	—
OREO and other repossessed assets	—	—	1,913
Total	$—	$3	$2,139

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2018 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$226	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	1,913	Market approach	Lower of appraised value or listing price less selling costs	NA

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a representational fair value for these types of items as of September 30, 2018 and 2017.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2018 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$148,864	$148,864	$148,864	$—	$—
CDs held for investment	63,290	63,290	63,290	—	—
Investment securities	13,964	14,418	8,812	5,606	—
FHLB stock	1,190	1,190	1,190	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,785	1,814	1,814	—	—
Loans receivable, net	725,391	711,071	—	—	711,071
Accrued interest receivable	2,877	2,877	2,877	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	233,258	233,258	233,258	—	—
Interest-bearing	656,248	655,271	514,440	—	140,831
Total deposits	889,506	888,529	747,698	—	140,831
Accrued interest payable	225	225	225	—	—
The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2017 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$148,188	$148,188	$148,188	$—	$—
CDs held for investment	43,034	43,034	43,034	—	—
Investment securities	8,380	8,985	3,954	5,031	—
FHLB stock	1,107	1,107	1,107	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,599	3,619	3,619	—	—
Loans receivable, net	690,364	688,332	—	—	688,332
Accrued interest receivable	2,520	2,520	2,520	—	—

Financial Liabilities
Deposits:
Non-interest-bearing demand	205,952	205,952	205,952	—	—
Interest-bearing	631,946	632,629	492,305	—	140,324
Total deposits	837,898	838,581	698,257	—	140,324
Accrued interest payable	161	161	161	—	—

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
September 30, 2018 and 2017

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

Note 20 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017
Interest and dividend income	$11,051	$10,457	$10,290	$10,035
Interest expense	(781)	(730)	(666)	(601)
Net interest income	10,270	9,727	9,624	9,434

Non-interest income	3,180	3,145	3,082	3,137
Non-interest expense (1)	(7,658)	(7,122)	(7,221)	(7,176)

Income before income taxes	5,792	5,750	5,485	5,395

Provision for income taxes	1,370	1,334	1,216	1,781
Net income	$4,422	$4,416	$4,269	$3,614

Net income per common share
Basic (2)	$0.60	$0.60	$0.58	$0.49
Diluted (2)	$0.59	$0.59	$0.57	$0.48
__________________________________________
(1) During the quarters ended December 31, 2017, March 31, 2018, June 30, 2018 and September 30, 2018 the Company incurred expenses related to the acquisition of South Sound Bank of $9, $80, $181, and $346, respectively.
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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2018 and 2017

Note 21 - Subsequent Event - Business Combination

On October 1, 2018, the Company completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington ("South Sound Merger"). The Company acquired 100% of the outstanding common stock of South Sound Bank, and South Sound Bank was merged into the Bank and the Company. Pursuant to the terms of the merger agreement, South Sound Bank shareholders received 0.746 of a share of the Company's common stock and $5.68825 in cash per share of South Sound Bank common stock. The Company issued 904,826 shares of its common stock (valued at $28,267,000 based on the Company's closing stock price on September 30, 2018 of $31.24 per share) and paid $6,903,000 in cash in the transaction for total consideration paid of $35,170,000. At September 30, 2018, South Sound Bank had total assets of $178,333,000, a loan portfolio of $121,347,000, and deposits of $151,427,000 with two branches in Thurston County. The primary reason for the acquisition was to expand the Company's presence along Washington State's economically important I-5 corridor.

The South Sound Merger constitutes a business acquisition as defined by GAAP, which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired and the liabilities assumed.  Accordingly, the estimated fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the acquisition will be measured and recorded as of the acquisition date.

Costs incurred by the Company for the South Sound Merger totaled $616,000 during the year ended September 30, 2018 and are included in professional fees in the accompanying consolidated statement of income. The operating results of the Company for the year ended September 30, 2018 do not include the operating results produced by the acquired assets and assumed liabilities from South Sound Bank as the South Sound Merger did not close until October 1, 2018. Preliminary fair values for assets acquired and liabilities assumed are not reported herein as the Company is still in the process of completing the initial accounting for the acquisition.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2018 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Management of Timberland Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2018.

The effectiveness of internal control over financial reporting as of September 30, 2018, has been audited by Delap LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Delap LLP's attestation report on the Company's internal control over financial reporting is included in "Item 8. Financial Statements and Supplementary Data."

The management of the Company has assessed the Company's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on September 30, 2018. Management has concluded that the Company complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: December 7, 2018

/s/ Michael R. Sand	/s/ Dean J. Brydon
Michael R. Sand	Dean J. Brydon
President and Chief Executive Officer	Chief Financial Officer

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee, which as of September 30, 2018 was composed of Directors Stoney, Smith, Goldberg and Davis. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Company’s Board of Directors has designated Director Stoney as the Audit Committee financial expert, as defined in the SEC’s Regulation S-K.  Directors Stoney, Smith, Goldberg and Davis are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2018.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

Item 14.  Principal Accounting Fees and Services

The information required by this item is contained under the section captioned “Proposal 4-Ratification of Selection of Independent Auditor” included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

2.1	Agreement and Plan of Merger, dated as of May 22, 2018, by and between Timberland Bancorp, Timberland Bank and South Sound Bank (1)
3.1	Articles of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.2	Letter Agreement (including Securities Purchase Agreement Standard Terms attached as Exhibit A) dated December 23, 2008 between the Company and the United States Department of the Treasury (4)
10.1	Employee Severance Compensation Plan, as revised (5)
10.2	Employee Stock Ownership Plan (5)
10.5	2003 Stock Option Plan (6)
10.6	Form of Incentive Stock Option Agreement (7)
10.7	Form of Non-qualified Stock Option Agreement (7)
10.8	Form of Management Recognition and Development Award Agreement (7)
10.9	Employment Agreement with Michael R. Sand (8)
10.10	Employment Agreement with Dean J. Brydon (8)
10.11	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (9)
14	Code of Ethics (10)
21	Subsidiaries of the Registrant*
23.1	Consent of Delap LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101
The following materials from Timberland Bancorp, Inc.’s  Annual Report on Form 10-K for the year ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

____________
*    Copies of these exhibits are available upon written request to Dean J. Brydon, Secretary, Timberland Bancorp, Inc.,
    624 Simpson Avenue, Hoquiam, Washington 98550.
(1)    Incorporated by reference to the Registrant's Current Report on Form 8-K filed May 23, 2018.
(2)    Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.
(3)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 1, 2018.
(4)    Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on December 23, 2008.
(5)    Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 16, 2007.
(6)    Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(7)    Incorporated by reference to Exhibit 99.2 included in the Registrant’s Registration Statement on Form S-8
(333-1161163).
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

TIMBERLAND BANCORP, INC.

Date: December 7, 2018	By:	/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 7, 2018
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 7, 2018
Jon C. Parker

/s/Dean J. Brydon	Chief Financial Officer	December 7, 2018
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Andrea M. Clinton	Director	December 7, 2018
Andrea M. Clinton

/s/James A. Davis	Director	December 7, 2018
James A. Davis

/s/Larry D. Goldberg	Director	December 7, 2018
Larry D. Goldberg

/s/Kathy D. Leodler	Director	December 7, 2018
Kathy D. Leodler

/s/David A. Smith	Director	December 7, 2018
David A. Smith

/s/Michael J. Stoney	Director	December 7, 2018
Michael J. Stoney
December 7, 2018
/s/Daniel D. Yerrington	Director
Daniel D. Yerrington

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements