Form 10-Q
period 2018-12-31
TIMBERLAND BANCORP INC
filed 2019-02-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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

Large accelerated filer ☐ Accelerated filer ☒    Non-accelerated filer ☐ Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	SHARES OUTSTANDING AT FEBRUARY 1, 2019
Common stock, $.01 par value	8,313,403

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and September 30, 2018
(Dollars in thousands, except per share amounts)

	December 31, 2018	September 30, 2018
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$18,938	$20,238
Interest-bearing deposits in banks	142,805	128,626
Total cash and cash equivalents	161,743	148,864

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	65,830	63,290
Investment securities held to maturity, at amortized cost (estimated fair value $32,472 and $13,264)	31,950	12,810
Investment securities available for sale, at fair value	2,197	237
Investments in equity securities, at fair value	925	917
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,395	1,190
Other investments, at cost	3,000	3,000
Loans held for sale	2,988	1,785
Loans receivable, net of allowance for loan losses of $9,533 and $9,530	857,070	725,391
Premises and equipment, net	22,884	18,953
Other real estate owned (“OREO”) and other repossessed assets, net	2,026	1,913
Accrued interest receivable	3,497	2,877
Bank owned life insurance (“BOLI”)	22,599	19,813
Goodwill	14,620	5,650
Core deposit intangible (“CDI”), net	2,374	—
Mortgage servicing rights (“MSRs”), net	2,338	2,028
Escrow deposit for business combination	—	6,900
Other assets	2,879	2,672
Total assets	$1,200,315	$1,018,290

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$271,251	$233,258
Interest-bearing	763,926	656,248
Total deposits	1,035,177	889,506

Other liabilities and accrued expenses	8,233	4,127
Total liabilities	1,043,410	893,633
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2018 and September 30, 2018
(Dollars in thousands, except per share amounts)

	December 31, 2018	September 30, 2018
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,313,403 shares issued and outstanding - December 31, 2018 7,401,177 shares issued and outstanding - September 30, 2018	42,951	14,394
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	(67)	(133)
Retained earnings	114,166	110,525
Accumulated other comprehensive loss	(145)	(129)
Total shareholders’ equity	156,905	124,657
Total liabilities and shareholders’ equity	$1,200,315	$1,018,290
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2018 and 2017
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Interest and dividend income
Loans receivable and loans held for sale	$11,782	$9,328
Investment securities	278	58
Dividends from mutual funds, FHLB stock and other investments	39	26
Interest-bearing deposits in banks and CDs	1,216	623
Total interest and dividend income	13,315	10,035

Interest expense
Deposits	971	601
Total interest expense	971	601

Net interest income	12,344	9,434

Provision for loan losses	—	—

Net interest income after provision for loan losses	12,344	9,434

Non-interest income
Recoveries (other than temporary impairment "OTTI") on investment securities	11	27
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes	—	(5)
Net recoveries on investment securities	11	22
Service charges on deposits	1,216	1,179
ATM and debit card interchange transaction fees	949	845
BOLI net earnings	157	136
Gain on sales of loans, net	386	521
Escrow fees	56	59
Servicing income on loans sold	148	116
Fee income from non-deposit investment sales	31	19
Other, net	312	240
Total non-interest income, net	3,266	3,137

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2018 and 2017
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Non-interest expense
Salaries and employee benefits	$4,606	$3,950
Premises and equipment	954	768
Advertising	191	209
OREO and other repossessed assets, net	50	113
ATM and debit card interchange transaction fees	422	331
Postage and courier	110	105
Amortization of CDI	109	—
State and local taxes	196	161
Professional fees	265	218
Federal Deposit Insurance Corporation ("FDIC") insurance	74	65
Loan administration and foreclosure	87	79
Data processing and telecommunications	673	467
Deposit operations	294	278
Other	531	432
Total non-interest expense	8,562	7,176

Income before income taxes	7,048	5,395

Provision for income taxes	1,433	1,781

Net income	$5,615	$3,614

Net income per common share
Basic	$0.68	$0.49
Diluted	$0.66	$0.48

Weighted average common shares outstanding
Basic	8,293,212	7,312,531
Diluted	8,457,703	7,508,169

Dividends paid per common share	$0.23	$0.11

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Comprehensive income
Net income	$5,615	$3,614
Unrealized holding loss on investment securities available for sale, net of income taxes of ($22) and ($2), respectively	(86)	(7)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of ($1) and ($6), respectively	(3)	(21)
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $0 and $1, respectively	—	4
Accretion of OTTI on investment securities held to maturity, net of income taxes of $3 and $3, respectively	10	12
Total other comprehensive loss, net of income taxes	(79)	(12)

Total comprehensive income	$5,536	$3,602

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2018 and 2017
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre-hensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2017	7,361,077	$13,286	$(397)	$98,235	$(124)	$111,000
Net income	—	—	—	3,614	—	3,614
Other comprehensive loss	—	—	—	—	(12)	(12)
Exercise of stock options	6,250	61	—	—	—	61
Common stock dividends ($0.11 per common share)	—	—	—	(810)	—	(810)
Earned ESOP shares, net of income taxes	—	149	66	—	—	215
Stock option compensation expense	—	44	—	—	—	44
Balance, December 31, 2017	7,367,327	13,540	(331)	101,039	(136)	114,112

Balance, September 30, 2018	7,401,177	14,394	(133)	110,525	(129)	124,657
Net income	—	—	—	5,615	—	5,615
Other comprehensive loss	—	—	—	—	(79)	(79)
Common stock issued for business combination	904,826	28,267	—	—	—	28,267
Exercise of stock options	7,400	71	—	—	—	71
Common stock dividends ($0.23 per common share)	—	—	—	(1,911)	—	(1,911)
Earned ESOP shares, net of income taxes	—	166	66	—	—	232
Stock option compensation expense	—	53	—	—	—	53
Adoption of ASU 2016-01	—	—	—	(63)	63	—
Balance, December 31, 2018	8,313,403	$42,951	$(67)	$114,166	$(145)	$156,905
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from operating activities
Net income	$5,615	$3,614
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	390	310
Accretion of discount on purchased loans	(87)	—
Amortization of CDI	109	—
Earned ESOP shares	232	215
Stock option compensation expense	53	44
Net recoveries on investment securities	(11)	(22)
Change in fair value of investments in equity securities	(8)	—
Gain on sales of OREO and other repossessed assets, net	—	(12)
Provision for OREO losses	3	94
Gain on sales of loans, net	(386)	(521)
Loans originated for sale	(16,932)	(15,193)
Proceeds from sales of loans	16,115	15,906
Amortization of MSRs	153	120
BOLI net earnings	(157)	(136)
Increase in deferred loan origination fees	238	38
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	1,447	1,301
Net cash provided by operating activities	6,774	5,758

Cash flows from investing activities
Net decrease (increase) in CDs held for investment	433	(10,494)
Proceeds from sale of investment securities available for sale	2,332	—
Proceeds from maturities and prepayments of investment securities held to maturity	580	11
Proceeds from maturities and prepayments of investment securities available for sale	644	126
Increase in loans receivable, net	(10,377)	(15,105)
Additions to premises and equipment	(984)	(199)
Cash acquired, net of cash consideration paid in business combination	14,284	—
Escrow deposit for business combination	6,900	—
Proceeds from sales of OREO and other repossessed assets	—	495
Net cash provided by (used in) investing activities	13,812	(25,166)
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2018 and 2017
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2018	2017
Cash flows from financing activities
Net (decrease) increase in deposits	$(5,867)	$38,176
Proceeds from exercise of stock options	71	61
Payment of dividends	(1,911)	(810)
Net cash (used in) provided by financing activities	(7,707)	37,427

Net increase in cash and cash equivalents	12,879	18,019
Cash and cash equivalents
Beginning of period	148,864	148,188
End of period	$161,743	$166,207

Supplemental disclosure of cash flow information
Income taxes paid	$—	$—
Interest paid	901	584

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$91	$163
Other comprehensive loss related to investment securities	(79)	(12)

Business Combination (see Note 2)
Fair value of assets acquired	$180,825	$—
Fair value of liabilities assumed	$154,625	$—

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for the Company were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 (“2018 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2019.

On October 1, 2018, the Company completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington ("South Sound Merger"). The Company acquired 100% of the outstanding common stock of South Sound Bank, and South Sound Bank was merged into the Bank. See Note 2 for additional information on the South Sound Merger.

(b)  Principles of Consolidation:  The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, the Bank, and the Bank’s wholly-owned subsidiary, Timberland Service Corporation.   All significant inter-company transactions and balances have been eliminated in consolidation.

(c)  Operating Segment:  The Company has one reportable operating segment which is defined as community banking in western Washington.

(d)  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheets, and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2018 presentation with no change to previously reported net income or total shareholders’ equity.

(2) BUSINESS COMBINATION

On October 1, 2018, the Company completed the South Sound Merger and South Sound Bank was merged into the Bank. The primary reason for the acquisition was to expand the Company's presence along Washington State's economically important I-5 corridor.

Pursuant to the terms of the merger agreement, South Sound Bank shareholders received 0.746 of a share the Company's common stock and $5.68825 in cash per share of South Sound Bank common stock. The Company issued 904,826 shares of its common stock (valued at $28.27 million based on the Company's closing stock price on September 30, 2018 of $31.24 per share) and paid $6.90 million in cash in the transaction for total consideration paid of $35.17 million.

The South Sound Merger constitutes a business combination as defined by GAAP, which establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed. The Company was considered the acquirer in this transaction. Accordingly, the preliminary estimates of fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the South Sound Merger were measured and recorded as of October 1, 2018. The excess of the total consideration paid over the fair value of the net assets acquired was allocated to goodwill. The South Sound Merger resulted in $8.97 million of goodwill. The goodwill arising from the transaction consists largely of the synergies and expected economies of scale from combining the operations of the Company and South Sound Bank. This goodwill is not deductible for tax purposes.

In most instances, determining the estimated fair values of the acquired assets and assumed liabilities requires the Company to estimate cash flows expected to result from those assets and liabilities and to discount those cash flows at the appropriate rate of interest. Differences may arise between contractually required payments and the expected cash flows at the acquisition date due to items such as estimated credit losses, prepayments or early withdrawal, and other factors. One of the most significant of those determinations relates to the valuation of acquired loans. For such loans, the excess of cash flows expected at acquisition over the estimated fair value is recognized as interest income over the remaining lives of the loans. In accordance with GAAP, there was no carry-over of South Sound Bank's previously established allowance for loan losses.

The following table summarizes the fair value of consideration paid, the preliminary estimated fair values of assets acquired and liabilities assumed as of the acquisition date, and the resulting preliminary goodwill relating to the transaction:

	At October 1, 2018
	Book Value	Fair Value Adjustment	Estimated Fair Value
	(Dollars in thousands)
Total merger consideration			$35,170

Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired:
Cash and cash equivalents	$21,187	$—	21,187
CDs held for investment	2,973	—	2,973
FHLB stock	205	—	205
Investment securities	24,913	(189)	24,724
Loans receivable	123,627	(2,083)	121,544
Premises and equipment	3,225	112	3,337
OREO	25	—	25
Accrued interest receivable	554	—	554
BOLI	2,629	—	2,629
CDI	—	2,483	2,483
MSRs	285	(4)	281
Other assets	883	—	883
Total assets	180,506	319	180,825

Liabilities assumed:
Deposits	151,378	160	151,538
Other liabilities and accrued expenses	3,087	—	3,087
Total liabilities assumed	154,465	160	154,625
Total identifiable net assets acquired	$26,041	$159	26,200
Preliminary goodwill recognized			$8,970

Fair values on the acquisition date are preliminary and represent management's best estimates based on available information and facts and circumstances in existence as of the filing date of this report. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available. The Company expects to finalize the purchase price allocation by March 31, 2019 when the valuation of tax-related matters is complete.

The acquired loan portfolio was valued using Level 3 inputs (see Note 9) and included the use of present value techniques, including cash flow estimates and incorporated assumptions that the Company believes marketplace participants would use in estimating fair values. Credit discounts were included in the determination of the fair value of the loans acquired; therefore, an allowance for loan losses was not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The Company determined that PCI loans acquired in the South Sound Merger were insignificant.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording an allowance for loan losses.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.

The operating results of the Company for the three months ended December 31, 2018 include the operating results produced by the net assets acquired in the South Sound Merger since the October 1, 2018 merger date. The table below presents the significant operating results of the acquired business since the October 1, 2018 merger date:

Three Months Ended December 31, 2018
(Dollars in thousands)
Interest income: Interest and fees on loans (1)	$1,738
Interest income: Interest and dividends on investment securities and FHLB stock	201
Interest income: Other interest earning assets	100
Interest expense	(128)
Provision for loan losses	—
Non-interest income	139
Non-interest expense (2)	(860)
Net effect, pre-tax	$1,190
(1) Includes the accretion of the fair value discount on the purchased loans of $87,000.
(2) Excludes certain compensation and employee benefits for management, and excludes certain other non-interest expenses that are impracticable to determine due to the integration of the operations for this merger. Also includes certain acquisition-related costs of $64,000 incurred by the Company.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the three months ended December 31, 2018 and 2017. This unaudited estimated pro forma information was calculated as if South Sound Bank had been acquired as of the beginning of the fiscal year ended September 30, 2018. This unaudited pro forma information combines the historical results of South Sound Bank with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the transaction occurred at the beginning of the fiscal year ended September 30, 2018. The unaudited pro forma information does not consider any changes to the provision for loan losses resulting from recording loans at fair value. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma Three Months Ended December 31,
	2018	2017
	(Dollars in thousands except per share data)
Total revenues (net interest income plus non-interest income)	$15,610	$14,362
Net income	5,666	3,789
Basic net income per common share	0.68	0.46
Diluted net income per common share	0.67	0.45

During the three months ended December 31, 2018 and 2017, the Company incurred acquisition-related expenses of $64,000 and $41,000, respectively, related to the South Sound Merger, which are included in professional fees in the accompanying consolidated statement of income. South Sound Bank incurred acquisition-related expenses of $2,000 for the three months ended December 31, 2017 related to the South Sound Merger. These acquisition-related expenses incurred by the Company and South Sound Bank are not included in the unaudited pro forma information presented for the three months ended December 31, 2018 and 2017. The Company incurred acquisition-related expenses of $616,000 for the fiscal year ended September 30, 2018 related to the South Sound Merger, which were included in professional fees.

The Company expects to incur additional acquisition-related expenses of approximately $580,000 over the next two quarters. These expenses are related to the conversion of South Sound Bank's current core processing and ancillary information technology systems to the Company's new core processing system.

(3) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2018 and September 30, 2018 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2018
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$20,551	$90	$(25)	$20,616
Private label residential	424	527	(2)	949
U.S. Treasury and U.S government agency securities	10,975	—	(68)	10,907
Total	$31,950	$617	$(95)	$32,472

Available for sale
MBS: U.S. government agencies	$2,299	$8	$(110)	$2,197
Total	$2,299	$8	$(110)	$2,197

September 30, 2018
Held to maturity
MBS:
U.S. government agencies	$1,385	$8	$(21)	$1,372
Private label residential	460	552	(2)	1,010
U.S. Treasury and U.S. government agency securities	10,965	—	(83)	10,882
Total	$12,810	$560	$(106)	$13,264

Available for sale
MBS: U.S. government agencies	$231	$7	$(1)	$237
Total	$231	$7	$(1)	$237

Held to maturity and available for sale investment securities with unrealized losses were as follows as of December 31, 2018 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$1,443	$(10)	7	$960	$(15)	6	$2,403	$(25)
Private label residential	—	—	—	45	(2)	7	45	(2)
U.S. Treasury and U.S. government agency securities	4,970	(7)	1	5,936	(61)	2	10,906	(68)
Total	$6,413	$(17)	8	$6,941	$(78)	15	$13,354	$(95)

Available for sale
MBS: U.S. government agencies	$2,004	$(110)	7	$—	$—	—	$2,004	$(110)
Total	$2,004	$(110)	7	$—	$—	—	$2,004	$(110)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2018 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$954	$(20)	2	$64	$(1)	5	$1,018	$(21)
Private label residential	—	—	—	50	(2)	8	50	(2)
U.S. Treasury and U.S. government agency securities	7,946	(22)	2	2,935	(61)	1	10,881	(83)
Total	$8,900	$(42)	4	$3,049	$(64)	14	$11,949	$(106)

Available for sale
MBS:
U.S. government agencies	$34	$(1)	1	$—	$—	—	$34	$(1)
Total	$34	$(1)	1	$—	$—	—	$34	$(1)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of December 31, 2018, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of December 31, 2018 and 2017:

	Range		Weighted
	Minimum	Maximum	Average
December 31, 2018
Constant prepayment rate	6.00%	15.00%	13.56%
Collateral default rate	—%	11.94%	5.72%
Loss severity rate	—%	77.00%	46.97%

December 31, 2017
Constant prepayment rate	6.00%	15.00%	9.91%
Collateral default rate	—%	11.08%	4.77%
Loss severity rate	—%	62.00%	37.32%

The following table presents the OTTI recoveries (losses) for the three months ended December 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$11	$—	$27	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—	(5)	—
Net recoveries recognized in earnings (2)	$11	$—	$22	$—

_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended December 31,
	2018	2017
Beginning balance of credit loss	$1,153	$1,301
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	1	6
Subtractions:
Realized losses previously recorded as credit losses	(20)	(22)
Recovery of prior credit loss	(12)	(26)
Ending balance of credit loss	$1,122	$1,259

During the three months ended December 31, 2018, the Company recorded a $20,000 net realized loss (as a result of investment securities being deemed worthless) on 15 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the three months ended December 31, 2017, the Company recorded a $22,000 net realized loss (as a result of investment securities being deemed worthless) on 12 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $14.94 million and $12.10 million at December 31, 2018 and September 30, 2018, respectively.

The contractual maturities of debt securities at December 31, 2018 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$7,978	$7,960	$—	$—
Due after one year to five years	7,192	7,142	—	—
Due after five years to ten years	969	974	447	434
Due after ten years	15,811	16,396	1,852	1,763
Total	$31,950	$32,472	$2,299	$2,197

(4) GOODWILL AND CDI

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

As of December 31, 2018, management believes that there have been no events or changes in the circumstances since May 31, 2018 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

The following table presents the change in the carrying amount of goodwill for the period indicated (dollars in thousands).

Three Months Ended December 31,
2018
Balance at the beginning of the period	$5,650
Addition as a result of the South Sound Merger (see Note 2)	8,970
Balance at the end of the period	$14,620

The following table presents the change in CDI for the period indicated (dollars in thousands).

Three Months Ended December 31,
2018
Balance at the beginning of the period	$—
Addition as a result of the South Sound Merger (see Note 2)	2,483
Amortization	(109)
Balance at the end of the period	$2,374

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at December 31, 2018 and September 30, 2018 (dollars in thousands):

	December 31, 2018		September 30, 2018
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$130,219	13.4%	$115,941	14.1%
Multi-family	72,076	7.4	61,928	7.5
Commercial	426,144	43.9	345,113	42.0
Construction - custom and owner/builder	119,214	12.3	119,555	14.6
Construction - speculative one- to four-family	17,934	1.9	15,433	1.9
Construction - commercial	42,416	4.4	39,590	4.8
Construction - multi-family	25,645	2.6	10,740	1.3
Construction - land development	10,578	1.1	3,040	0.4
Land	22,734	2.3	25,546	3.1
Total mortgage loans	866,960	89.3	736,886	89.8

Consumer loans:
Home equity and second mortgage	40,468	4.2	37,341	4.5
Other	4,443	0.5	3,515	0.5
Total consumer loans	44,911	4.7	40,856	5.0

Commercial business loans	58,202	6.0	43,053	5.2

Total loans receivable	970,073	100.0%	820,795	100.0%
Less:
Undisbursed portion of construction loans in process	100,595		83,237
Deferred loan origination fees, net	2,875		2,637
Allowance for loan losses	9,533		9,530
	113,003		95,404
Loans receivable, net	$857,070		$725,391
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $2,988 and $1,785 at December 31, 2018 and September 30, 2018, respectively.

Allowance for Loan Losses
The following tables set forth information for the three months ended December 31, 2018 and 2017 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2018
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,086	$73	$—	$—	$1,159
Multi-family	433	16	—	—	449
Commercial	4,248	(9)	—	—	4,239
Construction – custom and owner/builder	671	(28)	—	—	643
Construction – speculative one- to four-family	178	28	—	—	206
Construction – commercial	563	(177)	—	—	386
Construction – multi-family	135	74	—	—	209
Construction – land development	49	94	—	—	143
Land	844	(91)	—	4	757
Consumer loans:
Home equity and second mortgage	649	17	—	—	666
Other	117	(15)	(2)	1	101
Commercial business loans	557	18	—	—	575
Total	$9,530	$—	$(2)	$5	$9,533

	Three Months Ended December 31, 2017
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,082	$43	$—	$—	$1,125
Multi-family	447	(17)	—	—	430
Commercial	4,184	(91)	—	—	4,093
Construction – custom and owner/builder	699	89	—	—	788
Construction – speculative one- to four-family	128	(61)	—	8	75
Construction – commercial	303	93	—	—	396
Construction – multi-family	173	55	—	—	228
Land	918	(142)	—	4	780
Consumer loans:
Home equity and second mortgage	983	(25)	—	—	958
Other	121	8	(1)	1	129
Commercial business loans	515	48	—	—	563
Total	$9,553	$—	$(1)	$13	$9,565

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at December 31, 2018 and September 30, 2018 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2018
Mortgage loans:
One- to four-family	$—	$1,159	$1,159	$1,014	$129,205	$130,219
Multi-family	—	449	449	—	72,076	72,076
Commercial	—	4,239	4,239	2,436	423,708	426,144
Construction – custom and owner/builder	—	643	643	—	64,313	64,313
Construction – speculative one- to four-family	—	206	206	—	9,221	9,221
Construction – commercial	—	386	386	—	25,883	25,883
Construction – multi-family	—	209	209	—	9,333	9,333
Construction – land development	—	143	143	—	6,442	6,442
Land	79	678	757	396	22,338	22,734
Consumer loans:
Home equity and second mortgage	—	666	666	386	40,082	40,468
Other	—	101	101	—	4,443	4,443
Commercial business loans	58	517	575	299	57,903	58,202
Total	$137	$9,396	$9,533	$4,531	$864,947	$869,478

September 30, 2018
Mortgage loans:
One- to four-family	$—	$1,086	$1,086	$1,054	$114,887	$115,941
Multi-family	—	433	433	—	61,928	61,928
Commercial	—	4,248	4,248	2,446	342,667	345,113
Construction – custom and owner/builder	—	671	671	—	67,024	67,024
Construction – speculative one- to four-family	—	178	178	—	7,107	7,107
Construction – commercial	—	563	563	—	23,440	23,440
Construction – multi-family	—	135	135	—	5,983	5,983
Construction – land development	—	49	49	—	1,567	1,567
Land	34	810	844	243	25,303	25,546
Consumer loans:
Home equity and second mortgage	—	649	649	359	36,982	37,341
Other	—	117	117	—	3,515	3,515
Commercial business loans	63	494	557	170	42,883	43,053
Total	$97	$9,433	$9,530	$4,272	$733,286	$737,558

The following tables present an analysis of loans by aging category and portfolio segment at December 31, 2018 and September 30, 2018 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2018
Mortgage loans:
One- to four-family	$—	$—	$509	$—	$509	$129,710	$130,219
Multi-family	—	—	—	—	—	72,076	72,076
Commercial	317	776	—	—	1,093	425,051	426,144
Construction – custom and owner/builder	—	—	—	—	—	64,313	64,313
Construction – speculative one- to four- family	—	—	—	—	—	9,221	9,221
Construction – commercial	—	—	—	—	—	25,883	25,883
Construction – multi-family	—	—	—	—	—	9,333	9,333
Construction – land development	228	—	—	—	228	6,214	6,442
Land	—	108	396	—	504	22,230	22,734
Consumer loans:
Home equity and second mortgage	—	37	386	—	423	40,045	40,468
Other	10	16	—	—	26	4,417	4,443
Commercial business loans	174	—	299	—	473	57,729	58,202
Total	$729	$937	$1,590	$—	$3,256	$866,222	$869,478

September 30, 2018
Mortgage loans:
One- to four-family	$557	$—	$545	$—	$1,102	$114,839	$115,941
Multi-family	—	—	—	—	—	61,928	61,928
Commercial	574	—	—	—	574	344,539	345,113
Construction – custom and owner/ builder	—	—	—	—	—	67,024	67,024
Construction – speculative one- to four- family	—	—	—	—	—	7,107	7,107
Construction – commercial	—	—	—	—	—	23,440	23,440
Construction – multi-family	—	—	—	—	—	5,983	5,983
Construction – land development	—	—	—	—	—	1,567	1,567
Land	40	—	243	—	283	25,263	25,546
Consumer loans:
Home equity and second mortgage	42	—	359	—	401	36,940	37,341
Other	10	16	—	—	26	3,489	3,515
Commercial business loans	—	—	170	—	170	42,883	43,053
Total	$1,223	$16	$1,317	$—	$2,556	$735,002	$737,558
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2018 and September 30, 2018, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at December 31, 2018 and September 30, 2018 (dollars in thousands):

	Loan Grades
December 31, 2018	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$127,116	$707	$574	$1,822	$130,219
Multi-family	72,076	—	—	—	72,076
Commercial	416,329	8,332	649	834	426,144
Construction – custom and owner/builder	64,094	219	—	—	64,313
Construction – speculative one- to four-family	9,221	—	—	—	9,221
Construction – commercial	25,883	—	—	—	25,883
Construction – multi-family	9,333	—	—	—	9,333
Construction – land development	6,442	—	—	—	6,442
Land	20,116	979	1,243	396	22,734
Consumer loans:
Home equity and second mortgage	39,802	82	—	584	40,468
Other	4,409	34	—	—	4,443
Commercial business loans	57,735	119	49	299	58,202
Total	$852,556	$10,472	$2,515	$3,935	$869,478

September 30, 2018
Mortgage loans:
One- to four-family	$113,148	$882	$581	$1,330	$115,941
Multi-family	61,928	—	—	—	61,928
Commercial	334,908	8,375	988	842	345,113
Construction – custom and owner/builder	66,720	304	—	—	67,024
Construction – speculative one- to four-family	7,107	—	—	—	7,107
Construction – commercial	23,440	—	—	—	23,440
Construction – multi-family	5,983	—	—	—	5,983
Construction – land development	1,567	—	—	—	1,567
Land	22,810	988	1,505	243	25,546
Consumer loans:
Home equity and second mortgage	36,697	82	—	562	37,341
Other	3,480	—	—	35	3,515
Commercial business loans	42,812	22	49	170	43,053
Total	$720,600	$10,653	$3,123	$3,182	$737,558

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

The following table is a summary of information related to impaired loans by portfolio segment as of December 31, 2018 and for the three months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Year to Date ("YTD") Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,014	$1,161	$—	$1,034	$18	$16
Commercial	2,436	2,436	—	2,441	40	31
Land	—	78	—	45	—	—
Consumer loans:
Home equity and second mortgage	386	386	—	373	—	—
Commercial business loans	114	114	—	57	—	—
Subtotal	3,950	4,175	—	3,950	58	47

With an allowance recorded:
Mortgage loans:
Land	396	396	79	198	—	—
Consumer loans:
Home equity and second mortgage	—	—	—	77	—	—
Commercial business loans	185	185	58	178	—	—
Subtotal	581	581	137	453	—	—

Total:
Mortgage loans:
One- to four-family	1,014	1,161	—	1,034	18	16
Commercial	2,436	2,436	—	2,441	40	31
Land	396	474	79	243	—	—
Consumer loans:
Home equity and second mortgage	386	386	—	450	—	—
Commercial business loans	299	299	58	235	—	—
Total	$4,531	$4,756	$137	$4,403	$58	$47
______________________________________________

(1)	For the three months ended December 31, 2018.

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
______________________________________________
(1) For the year ended September 30, 2018.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.25 million and $3.28 million in TDRs included in impaired loans at December 31, 2018 and September 30, 2018, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDRs at December 31, 2018 and September 30, 2018 was $84,000 and $97,000, respectively. There were no TDRs for which there was a payment default within the first 12 months of the modification during the three months ended December 31, 2018.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of December 31, 2018 and September 30, 2018 (dollars in thousands):

	December 31, 2018
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$505	$146	$651
Commercial	2,436	—	2,436
Commercial business loans	—	162	162
Total	$2,941	$308	$3,249

	September 30, 2018
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$509	$—	$509
Commercial	2,446	—	2,446
Land	—	153	153
Commercial business loans	—	170	170
Total	$2,955	$323	$3,278

There were no new TDRs during the three months ended December 31, 2018.

There were three new TDRs for the year ended September 30, 2018. The following table sets forth information with respect to the Company's TDRs, by portfolio segment, during the year ended September 30, 2018 (dollars in thousands):

2018	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Land loans (1)	1	$244	$155	$153
Commercial business loans (2)	2	183	183	170
Total	3	$427	$338	$323

(1) Modification was a result of a reduction in principal balance.
(2) Modifications were a result of reduction in monthly payment amounts.

(6) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At December 31, 2018 and 2017, there were 14,027 and 51,105 shares, respectively, that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2018 and 2017 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2018	2017
Basic net income per common share computation
Numerator – net income	$5,615	$3,614

Denominator – weighted average common shares outstanding	8,293,212	7,312,531

Basic net income per common share	$0.68	$0.49

Diluted net income per common share computation
Numerator – net income	$5,615	$3,614

Denominator – weighted average common shares outstanding	8,293,212	7,312,531
Effect of dilutive stock options (1)	164,491	195,638
Weighted average common shares outstanding - assuming dilution	8,457,703	7,508,169

Diluted net income per common share	$0.66	$0.48
____________________________________________
(1) For the three months ended December 31, 2018, average options to purchase 102,850 shares of common were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive. For the three months ended December 31, 2017, average options to purchase 14,651 shares of common stock were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three months ended December 31, 2018 and 2017 are as follows (dollars in thousands):

	Three Months Ended December 31, 2018
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(58)	$(71)	$(129)
Other comprehensive loss	(86)	7	(79)
Adoption of ASU 2016-01	63	—	63
Balance of AOCI at the end of period	$(81)	$(64)	$(145)

	Three Months Ended December 31, 2017
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(19)	$(105)	$(124)
Other comprehensive loss	(7)	(5)	(12)
Balance of AOCI at the end of period	$(26)	$(110)	$(136)

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At December 31, 2018, there were 75,116 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan.

At both December 31, 2018 and 2017, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the three months ended December 31, 2018 and 2017.

Stock option activity for the three months ended December 31, 2018 and 2017 is summarized as follows:

	Three Months Ended December 31, 2018		Three Months Ended December 31, 2017
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	380,820	$16.03	380,120	$13.23
Exercised	(7,400)	9.55	(6,250)	9.65
Forfeited	(3,700)	18.03	(4,300)	11.66
Options outstanding, end of period	369,720	$16.14	369,570	$13.31

The aggregate intrinsic value of options exercised during the three months ended December 31, 2018 and 2017 was $142,000 and $124,000, respectively.

At December 31, 2018, there were 174,850 unvested options with an aggregate grant date fair value of $527,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2018 was $823,000.  There were 18,200 options with an aggregate grant date fair value of $164,000 that vested during the three months ended December 31, 2018.

At December 31, 2017, there were 203,250 unvested options with an aggregate grant date fair value of $499,000. There were 29,500 options with an aggregate grant date fair value of $75,000 that vested during the three months ended December 31, 2017.

Additional information regarding options outstanding at December 31, 2018 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	2,500	$4.33	1.7	2,500	$4.33	1.7
5.86 - 6.00	27,850	5.96	3.8	27,850	5.96	3.8
9.00	68,000	9.00	4.8	68,000	9.00	4.8
10.26 - 10.71	118,420	10.57	6.3	66,120	10.56	6.2
15.67	50,700	15.67	7.8	18,900	15.67	7.8
29.69	56,300	29.69	8.8	11,500	29.69	8.8
31.80	45,950	31.80	9.8	—	N/A	N/A
	369,720	$16.14	6.8	194,870	$10.90	5.6

The aggregate intrinsic value of options outstanding at December 31, 2018 and 2017 was $3.13 million and $4.89 million, respectively.

As of December 31, 2018, unrecognized compensation cost related to non-vested stock options was $477,000, which is expected to be recognized over a weighted average life of 2.34 years.

(9) FAIR VALUE MEASUREMENTS

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of three levels. These levels are:

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

The Company's assets measured at fair value on a recurring basis consist of investment securities available for sale and investments in equity securities. The estimated fair values of MBS are based upon market prices of similar securities or observable inputs (Level 2). The estimated fair values of mutual funds are based upon quoted market prices (Level 1).

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2018 and September 30, 2018. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2018 and September 30, 2018 were as follows (dollars in thousands):

December 31, 2018	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$2,197	$—	$2,197
Investments in equity securities
Mutual funds	925	—	—	925
Total	$925	$2,197	$—	$3,122

September 30, 2018	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$237	$—	$237
Investments in equity securities
Mutual funds	917	—	—	917
Total	$917	$237	$—	$1,154

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2018 and the year ended September 30, 2018.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2018 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
Land	$—	$—	$317
Commercial business loans	—	—	127
Total impaired loans	—	—	444
Investment securities – held to maturity:
MBS - private label residential	—	7	—

OREO and other repossessed assets	—	—	2,026
Total	$—	$7	$2,470

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2018 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$444	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$2,026	Market approach	Lower of appraised value or listing price less selling costs	NA

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2018 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$226	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$1,913	Market approach	Lower of appraised value or listing price less selling costs	NA

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a represented fair value for these types of items as of December 31, 2018 and September 30, 2018. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with ASU No. 2016-01, which the Company adopted on October 1, 2018 on a prospective basis, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of December 31, 2018 and September 30, 2018 (dollars in thousands):

	December 31, 2018
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$161,743	$161,743	$161,743	$—	$—
CDs held for investment	65,830	65,830	65,830	—	—
Investment securities	35,072	35,594	8,844	26,750	—
FHLB stock	1,395	1,395	1,395	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	2,988	3,044	3,044	—	—
Loans receivable, net	857,070	843,968	—	—	843,968
Accrued interest receivable	3,497	3,497	3,497	—	—

Financial liabilities
Time deposits	154,773	153,836	—	—	153,836
Accrued interest payable	295	295	295	—	—

	September 30, 2018
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$148,864	$148,864	$148,864	$—	$—
CDs held for investment	63,290	63,290	63,290	—	—
Investment securities	13,964	14,418	8,812	5,606	—
FHLB stock	1,190	1,190	1,190	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,785	1,814	1,814	—	—
Loans receivable, net	725,391	711,071	—	—	711,071
Accrued interest receivable	2,877	2,877	2,877	—	—

Financial liabilities
Time deposits	141,808	140,831	—	—	140,831
Accrued interest payable	225	225	225	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which created FASB Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASC 606 on October 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under superseded ASC 605. There was no cumulative effect adjustment as of October 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the three months ended December 31, 2018; however, additional disclosures were incorporated in the footnotes upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Company elected to apply the practical expedient pursuant to ACS 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less. See Note 12 for additional information.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 generally requires equity investments - except those accounted for under the valuation method of accounting or those that result in consolidation of the investee - to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU No. 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU No. 2016-01 also eliminates certain disclosures related to the fair value of financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU No 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU No. 2016-01 on October 1, 2018. As required by ASU No. 2016-01, on October 1, 2018 the Company recorded a one-time cumulative effect adjustment of $63 representing net unrealized losses on equity securities between accumulated other comprehensive loss and retained earnings on the accompanying consolidated balance sheet. Additionally, the fair values of financial instruments for disclosure purposes were computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 9.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new lease standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the ASC 606 if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU No. 2016-02. The amendments in ASU No. 2016-02 are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted. The effect of adoption of this ASU will depend on the nature and terms of the Company's leases at the time of adoption. Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under non-cancelable operating lease agreements; however, based on current leases the adoption of ASU No. 2016-02 is not expected to have a material impact on the Company's future consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses. This ASU replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, this ASU requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU No. 2016-13 also changes the accounting for purchased credit-impaired debt securities and loans. ASU No. 2016-13 retains many of the current disclosure requirements in GAAP and expands disclosure requirements. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU No. 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation--Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to the ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award are the same after the modification as compared to the original award prior to modification. ASU No. 2017-09 was effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on October 1, 2018. The adoption of ASU No. 2017-09 did not have a material impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. ASU No. 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU No. 2018-15 is not expected to have a material impact on the Company's future consolidated financial statements.

(11) U.S. TAX REFORM

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act significantly revised the future ongoing U.S. corporate income tax by, among other things, decreasing the federal corporate income tax rate to 21.0% from 35.0% effective January 1, 2018. As the Company has a September 30 fiscal year-end, the lower corporate federal income tax rate was phased in, resulting in a blended federal income tax rate of approximately 24.5% for the Company's fiscal year ended September 30, 2018, and 21.0% for subsequent fiscal years. In addition, the reduction of the corporate federal income tax rate required the Company to revalue its deferred tax assets and liabilities based on the lower federal tax rate of 21.0%.

As a result of the Tax Act, during the quarter ended December 31, 2017, the Company recorded a one-time income tax expense of $548,000 in conjunction with remeasuring its net deferred tax assets. The impact of using the 24.5% blended federal income tax rate for the quarter ended September 30, 2018 versus a 35.0% rate reduced the provision for income taxes by approximately $551,000.

(12) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not in the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income with the exception of gains on sale of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue when it satisfies its performance obligation. Descriptions of our revenue-generating activities that are within the scope of ASC 606 are as follows:

•
Service Charges on Deposits: The Company earns fees from its deposit customers from a variety of deposit products and services. Non-transaction based fees such as account maintenance fees and monthly statement fees are considered to be provided to the customer under a day-to-day contract with ongoing renewals. Revenue for these non-transaction fees are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Transaction-based fees such as non-sufficient fund charges, stop payment charges and wire fees are recognized at the time the transaction is executed as the contract duration does not extend beyond the service performed.

•
ATM and Debit Card Interchange Transaction Fees: The Company earns fees from cardholder transactions conducted through third party payment network providers which consist of interchange fees earned from the payment networks as a debit card issuer. These fees are recognized when the transaction occurs, but may settle on a daily or monthly basis.

•
Escrow Fees: The Company earns fees from real estate escrow contracts with customers. The Company receives and disburses money and/or property per the customers contract. Fees are recognized when the escrow contract closes.

•
Fee Income from Non-deposit Investment Sales: The Company earns fees from contracts with customers for investment activities. Revenues are generally recognized on a monthly basis and are generally based on a percentage of the customer's assets under management or based on investment solutions that are implemented for the customer.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2018.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel from our recent merger with South Sound Bank into our operations and our ability to realize related revenue synergies and cost savings with expected time frames and any goodwill charges related and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which may be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2018 Form 10-K.

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

Overview

Timberland Bancorp Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At December 31, 2018, the Company had total assets of $1.20 billion, net loans receivable of $857.07 million, total deposits of $1.04 billion and total shareholders’ equity of $156.91 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set for this report, including consolidated financial statements and related data, relates primarily to the Bank's operations.

On October 1, 2018, the Company completed the South Sound Merger. The operating results for the three months ended December 31, 2018 include the operating results produced by the net assets acquired in the South Sound Merger. For additional information on the South Sound Merger, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

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

Net income is also affected by non-interest income and non-interest expenses.  For the three month period ended December 31, 2018, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expenses in certain periods are reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2018 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2018 Form 10-K.

Comparison of Financial Condition at December 31, 2018 and September 30, 2017

The Company’s total assets increased by $182.03 million, or 17.9%, to $1.20 billion at December 31, 2018 from $1.02 billion at September 30, 2018.  The increase in total assets was primarily due to the South Sound Merger, which resulted in a $182.89 million increase in total assets (including goodwill and net of cash consideration paid) at the merger date (October 1, 2018). The quarterly increase in asset size was primarily comprised of a $131.68 million increase in net loans receivable, a $23.65 million increase in investment securities and CDs held for investment, a $12.88 million increase in cash and cash equivalents, and an $11.34 million increase in goodwill and CDI.

Net loans receivable increased by $131.68 million, or 18.2%, to $857.07 million at December 31, 2018 from $725.39 million at September 30, 2018.  The increase was primarily due to loans acquired in the South Sound Merger ($121.54 million at the merger date) and, to a lesser extent, organic loan growth.

Total deposits increased by $145.67 million, or 16.4%, to $1.04 billion at December 31, 2018 from $889.51 million at September 30, 2018. The increase in total deposits was primarily due to deposits acquired in the South Sound Merger ($151.54 million at the merger date).

Shareholders’ equity increased by $32.25 million, or 25.9%, to $156.91 million at December 31, 2018 from $124.66 million at September 30, 2018.  The increase in shareholders' equity was primarily due to $28.27 million in common stock issued in the South Sound Merger and quarterly net income, which was partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $15.42 million, or 7.3%, to $227.57 million at December 31, 2018 from $212.15 million at September 30, 2018.  The increase was primarily due to cash and cash equivalents and CDs held for investment that were acquired in the South Sound Merger ($24.16 million at the merger date) net of cash consideration paid, which was partially offset by the use of liquid funds to fund additional loan growth.

Investment Securities:  Investment securities increased by $21.11 million, or 161.7%, to $34.15 million at December 31, 2018 from $13.05 million at September 30, 2018. This increase was primarily due to investment securities that were acquired in the South Sound Merger ($24.72 million at the merger date), which was partially offset by scheduled amortization, prepayments and the sale of the municipal bond securities that were acquired in the South Sound Merger. For additional information on investment securities, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased by $205,000, or 17.2%, to $1.40 million at December 31, 2018 from $1.19 million at September 30, 2018 due to the FHLB stock acquired in the South Sound Merger.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC which was unchanged at $3.00 million at both December 31, 2018 and September 30, 2018. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $131.68 million, or 18.2%, to $857.07 million at December 31, 2018 from $725.39 million at September 30, 2018.  The increase was primarily due to loans acquired in the South Sound Merger ($121.54 million at the merger date) and to a lesser extent organic loan growth. The quarterly increase consisted of an $81.03 million in commercial real estate loans, a $27.43 million increase in construction loans, a $15.15 million increase in commercial business loans, a $14.28 million increase in one- to four-family loans, a $10.15 million increase in multi-family loans and a $4.01 million increase in consumer loans. These increases were partially offset by a $17.36 million increase in the undisbursed portion of construction loans in process and smaller decreases in several other loan categories.

Loan originations increased by $23.88 million, or 28.9%, to $106.39 million for the three months ended December 31, 2018 from $82.51 million for the three months ended December 31, 2017.  The increase in loan originations was primarily due to increased loan demand and the funding of several larger multi-family construction projects. The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans increased by $210,000, or 1.3%, to $16.12 million for the three months ended December 31, 2018 compared to $15.91 million for the three months ended December 31, 2017.

For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $3.93 million, or 20.7%, to $22.88 million at December 31, 2018 from $18.95 million at September 30, 2018.  The increase was primarily due premises and equipment acquired in the South Sound Merger ($3.34 million at the merger date) and a branch remodeling project, which was partially offset by normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets increased by $113,000, or 5.9%, to $2.03 million at December 31, 2018 from $1.91 million at September 30, 2018. The increase was primarily due to the addition of two OREO properties (including one OREO with a carrying value of $25,000 acquired in the South Sound Merger).  At December 31, 2018, total OREO and other repossessed assets consisted of 14 individual real estate properties. The properties consisted of 11 land parcels totaling $1.55 million and three commercial real estate properties with a recorded value of $453,000.

Goodwill and CDI:  The recorded amount of goodwill increased by $8.97 million, or 158.8%, to $14.62 million at December 31, 2018 from $5.65 million at September 30, 2018, due to the preliminary goodwill recorded in the South Sound Merger. CDI increased to $2.37 million at December 31, 2018 due to $2.48 million of CDI recorded in the South Sound Merger, net of $109,000 in amortization for the quarter. For additional information on goodwill and CDI, see Notes 2 and 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Deposits: Deposits increased by $145.67 million, or 16.4%, to $1.04 billion at December 31, 2018 from $889.51 million at September 30, 2018. The increase in total deposits was primarily due to deposits acquired in the South Sound Merger. The balance of the deposits acquired in the South Sound Merger was $151.54 million at the merger date and $143.93 million at December 31, 2018. The quarterly increase in total deposits consisted of a $60.76 million increase in N.O.W. checking account balances, a $37.99 million increase in non-interest bearing demand account balances, a $24.68 million increase in money market account balances, a $12.97 million increase in certificates of deposit account balances and a $9.27 million increase in savings account balances.

Deposits consisted of the following at December 31, 2018 and September 30, 2018 (dollars in thousands):

	December 31, 2018		September 30, 2018
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$271,251	26.0%	$233,258	26.2%
N.O.W. checking	286,052	25.2%	225,290	25.3%
Savings	160,673	16.9%	151,404	17.0%
Money market	153,208	14.7%	127,791	14.4%
Money market - reciprocal	9,220	1.1%	9,955	1.1%
Certificates of deposit under $250	129,822	13.7%	120,443	13.5%
Certificates of deposit $250 and over	21,747	2.0%	18,164	2.0%
Certificates of deposit - brokered	3,204	0.4%	3,201	0.4%
Total	$1,035,177	100.0%	$889,506	100.0%

Shareholders’ Equity:  Total shareholders’ equity increased by $32.25 million, or 25.9%, to $156.91 million at December 31, 2018 from $124.66 million at September 30, 2018.  The increase was primarily due to $28.27 million in common stock issued in the South Sound Merger and net income of $5.62 million for the quarter, which was partially offset by dividend payments to common shareholders of $1.91 million. The Company did not repurchase any shares of its common stock during the three months ended December 31, 2018.

Asset Quality: The non-performing assets to total assets ratio improved to 0.33% at December 31, 2018 from 0.36% at September 30, 2017. Total non-performing assets increased by $352,000, or 9.7%, to $3.99 million at December 31, 2018 from $3.64 million at September 30, 2018, however the non-performing assets to total assets ratio decreased due to the $182.03 million increase in total assets during the quarter. The increase in non-performing assets was primarily due to a $273,000 increase in non-accrual loans and a $113,000 increase on OREO and other repossessed assets.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2018 and September 30, 2017 (dollars in thousands):

	December 31, 2018	September 30, 2018
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$509	$545
Land	396	243
Consumer loans:
Home equity and second mortgage	386	359
Commercial business loans	299	170
Total loans accounted for on a non-accrual basis	1,590	1,317

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	1,590	1,317

Non-accrual investment securities	372	406

OREO and other repossessed assets, net (2)	2,026	1,913
Total non-performing assets (3)	$3,988	$3,636

TDRs on accrual status (4)	$2,941	$2,955

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.18%	0.18%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.13%	0.13%

Non-performing assets as a percentage of total assets	0.33%	0.36%

Loans receivable (5)	$866,603	$734,921

Total assets	$1,200,315	$1,018,290
___________________________________
(1) As of December 31, 2018 and September 30, 2018, the balance of non-accrual one- to-four family properties did not include any loans in the process of foreclosure.
(2) As of December 31, 2018 and September 30, 2018, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $308 and $323 reported as non-accrual loans at December 31, 2018 and September 30, 2018, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended December 31, 2018 and 2017

Net income increased by $2.00 million, or 55.4%, to $5.62 million for the quarter ended December 31, 2018 from $3.61 million for the quarter ended December 31, 2017. Net income per diluted common share increased $0.18, or 37.5%, to $0.66 for the quarter ended December 31, 2018 from $0.48 for the quarter ended December 31, 2017.

The increase in net income for the three months ended December 31, 2018 was primarily due to increases in net interest income and a decrease in the provision for income taxes reflecting a reduction in the Company's effective income tax rate. These increases to net income were partially offset by an increase in non-interest expense. The increases in net interest income and non-interest expense were primarily the result of the South Sound Merger, which was completed on October 1, 2018.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $2.91 million, or 30.8%, to $12.34 million for the quarter ended December 31, 2018 from $9.43 million for the quarter ended December 31, 2017. The increase in net interest income was primarily due to a 22.7% increase in average interest-earning assets, primarily as a result of the South Sound Merger. Net interest income also increased due to increases in short-term market interest rates, which resulted in yields increasing on interest-earning assets at a greater rate than the costs of interest-bearing liabilities.

Total interest and dividend income increased by $3.28 million, or 32.7%, to $13.32 million for the quarter ended December 31, 2018 from $10.04 million for the quarter ended December 31, 2017, primarily due to increases in both the average balance and yield of interest-earning assets. Average total interest-earning assets increased by $204.25 million, or 22.7%, to $1.11 billion for the quarter ended December 31, 2018 from $901.57 million for the quarter ended December 31, 2017, primarily due to interest-earning assets acquired in the South Sound Merger. Average loans receivable increased by $151.56 million, or 21.4%, average interest-earning deposits in banks and CDs increased by $30.72 million, or 17.1%, and average investment securities increased by $21.82 million, or 295.1%, between the periods. The average yield on interest-earning assets increased to 4.82% for the quarter ended December 31, 2018 from 4.45% for the quarter ended December 31, 2017. The increase in the average yield on interest-earning assets was primarily due to increases in short-term interest rates as the Federal Reserve steadily increased the targeted Fed Funds rate by 1.00% during 2018. During the quarter ended December 31, 2018, interest income on loans receivable was increased by $87,000 due to the accretion of the fair value discount on loans acquired in the South Sound Merger. During the quarter ended December 31, 2018, there was no non-accrual interest collected compared to $45,000 collected for the quarter ended December 31, 2017.

Total interest expense increased by $370,000, or 61.6%, to $971,000 for the quarter ended December 31, 2018 from $601,000 for the quarter ended December 31, 2017. The increase in interest expense was primarily due to increases in both the average balance and cost of interest-bearing deposits. Average interest bearing deposits increased $124.97 million, or 19.9%, to $753.94 million at December 31, 2018 from $628.97 million at December 31, 2017, primarily due to the interest-bearing deposits acquired in the South Sound Merger. The average cost of interest-bearing liabilities increased to 0.51% for the quarter ended December 31, 2018 from 0.38% for the quarter ended December 31, 2017, as market interest rates for deposits increased.

As a result of these changes, the net interest margin ("NIM") increased to 4.47% for the quarter ended December 31, 2018 from 4.19% for the quarter ended December 31, 2017. The NIM for the current quarter was increased by approximately four basis points due to the accretion of the fair value discount on loans acquired in the South Sound Merger and the NIM for the quarter ended December 31, 2017 was increased by approximately two basis points due to the collection of non-accrual interest.

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

	Three Months Ended December 31,
	2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$860,639	$11,782	5.48%	$709,079	$9,328	5.26%
Investment securities (2)	29,214	278	3.81	7,395	58	3.14
Dividends from mutual funds, FHLB stock and other investments	5,205	39	2.97	5,056	26	2.04
Interest-bearing deposits in banks and CDs	210,757	1,216	2.29	180,038	623	1.37
Total interest-earning assets	1,105,815	13,315	4.82	901,568	10,035	4.45
Non-interest-earning assets	91,142			60,128
Total assets	$1,196,957			$961,696

Interest-bearing liabilities:
Savings	$160,584	27	0.07	$141,266	21	0.06
Money market	156,638	234	0.59	136,466	132	0.38
N.O.W. checking	281,123	187	0.26	212,550	113	0.21
Certificates of deposit	155,595	523	1.33	138,687	335	0.96
Total interest-bearing liabilities	753,940	971	0.51	628,969	601	0.38
Non-interest-bearing deposits	281,620			216,907
Other liabilities	7,133			3,732
Total liabilities	1,042,693			849,608
Shareholders' equity	154,264			112,088
Total liabilities and
shareholders' equity	$1,196,957			$961,696

Net interest income		$12,344			$9,434

Interest rate spread			4.31%			4.07%
Net interest margin (3)			4.47%			4.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			146.67%			143.34%

_______________

(1)
Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees and prepayment penalties are included with interest and dividends.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Net interest income divided by total average interest-earning assets, annualized.

Rate Volume Analysis
The following table sets forth the effects of changing rates and volumes on the net interest income of the Company.   Information is provided with respect to the (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns).  Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each (dollars in thousands):

	Three months ended December 31, 2018 compared to three months ended December 31, 2017 increase (decrease) due to
	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$392	$2,062	$2,454
Investment securities	14	206	220
Dividends from mutual funds, FHLB stock and other investments	12	1	13
Interest-bearing deposits in banks and CDs	472	121	593
Total net increase in income on interest-earning assets	890	2,390	3,280

Interest-bearing liabilities:
Savings	3	3	6
Money market	80	22	102
N.O.W. checking	32	42	74
Certificates of deposit	143	45	188
Total net increase in expense on interest-bearing liabilities	258	112	370

Net increase in net interest income	$632	$2,278	$2,910

Provision for Loan Losses:  There was no provision for (recapture of) loan losses for both the quarters ended December 31, 2018 and 2017. For the quarter ended December 31, 2018 there were net recoveries of $3,000 compared to net charge-offs of $2,000 for the quarter ended September 30, 2018 and net recoveries of $12,000 for the quarter ended December 31, 2017. Non-accrual loans increased by $273,000, or 20.7%, to $1.59 million at December 31, 2018, from $1.32 million at September 30, 2018 and decreased by $523,000, or 24.6%, from $2.11 million at December 31, 2017. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $700,000, or 27.4%, to $3.26 million at December 31, 2018, from $2.56 million at September 30, 2018 and increased by $135,000, or 4.3%, from $3.12 million one year ago.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at December 31, 2018 was $137,000 compared to $97,000 at September 30, 2018 and $435,000 at December 31, 2017.

In accordance with GAAP, loans acquired in the South Sound Merger were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. We believe this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Merger.

Based on its comprehensive analysis, management believes the allowance for loan losses of $9.53 million at December 31, 2018 (1.10% of loans receivable and 599.6% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $9.53 million (1.30% of loans receivable and 723.6% of non-performing loans) at September 30, 2018 and $9.57 mil1ion (1.34% of loans receivable and 452.7% of non-performing loans) at December 31, 2017. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $129,000, or 4.1%, to $3.27 million for the quarter ended December 31, 2018 from $3.14 million for the quarter ended December 31, 2017. The increase was primarily due to increases of $104,000 in ATM and debit card interchange transaction fees, $37,000 in service charges on deposits, $32,000 in servicing income on loans sold and smaller increases in several other categories. These increases were partially offset by a $135,000 decrease in gain on sales of loans and smaller decreases in several other categories. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the volume of debit card transactions, which was in part due to the South Sound Merger. The increases in services charges on deposits and servicing income on loans sold was primarily due to deposit accounts and MSRs acquired in the South Sound Merger. The decrease in gain on sales of loans was primarily due to a decrease in the gain on one- to four-family loans sold during the quarter as the average pricing spread compressed.

Non-interest Expense:  Total non-interest expense increased by $1.39 million, or 19.3%, to $8.56 million for the quarter ended December 31, 2018 from $7.18 million for the quarter ended December 31, 2017. This increase was primarily due to increases of $656,000 in salaries and employee benefits expense, $206,000 in data processing and telecommunications expense, $186,000 in premises and equipment expense, $109,000 in CDI amortization expense and smaller increases in several other categories. The increase in salaries and employee benefits expense was primarily due the additional employees added as a result of the South Sound Merger and annual salary adjustments. The increase in premises and equipment expense was primarily a result of the South Sound Merger and an increase in building maintenance expenses. The increase in data processing and telecommunications expense was primarily a result of the South Sound Merger and approximately $60,000 in expenses related to the Company's upcoming conversion to a new core operating system. The Company is scheduled to convert to a new core operating system on February 21, 2019 and then will integrate the branches acquired in the South Sound Merger to the new core operating system in July 2019. During the upcoming quarters ending March 31, 2019 and June 30, 2019, the Company anticipates incurring IT conversion related expenses of approximately $450,000 and $580,000, respectively.

The efficiency ratio for the current quarter improved to 54.85% from 57.08% for the comparable quarter one year ago as the increases in net interest income and non-interest income outpaced the increase in non-interest expense.

Provision for Income Taxes: The provision for income taxes decreased by $348,000, or 19.5%, to $1.43 million for the quarter ended December 31, 2018 from $1.78 million for the quarter ended December 31, 2017, The decrease in the provision for income taxes was primarily due to the lower effective corporate federal income tax rate as a result of the Tax Act, which was partially offset by higher pre-tax income. The Company's effective tax rate was 20.33% for the quarter ended December 31, 2018 and 33.01% for the quarter ended December 31, 2017.

For additional information, see Note 11 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2018, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 23.12%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $15.42 million, or 7.3%, to $227.57 million at December 31, 2018 from $212.15 million at September 30, 2018. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2018, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 45% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $23.00 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At December 31, 2018, the Bank had $22.00 million pledged under the LOC, which left $287.49 million available for additional FHLB borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At December 31, 2018, the Bank had $74.20 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At December 31, 2018, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At December 31, 2018, the Bank had loan commitments totaling $75.47 million and undisbursed construction loans in process totaling $100.60 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from December 31, 2018 totaled $82.38 million.

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

Based on its capital levels at December 31, 2018, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2018, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at December 31, 2018 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$138,364	11.74%	$47,139	4.00%	$58,923	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	138,364	16.93	36,779	4.50	53,125	6.50

Tier 1 capital	138,364	16.93	49,038	6.00	65,384	8.00

Total capital	147,897	18.10	65,384	8.00	81,730	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank now has to maintain a capital conservation buffer consisting of additional CET1 capital above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. The new capital conservation buffer requirement was phased in beginning in January 2016 when a buffer more than 0.625% of risk-weighted assets was required, which amount increased each year by 0.625% to an amount more than 2.5% of risk weighted assets on January 1, 2019. At December 31, 2018, the conservation buffer was an amount more than 1.875%.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2018, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2018 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$141,201	11.96%

Risk-based Capital Ratios:
Common equity tier 1 capital	141,201	17.26

Tier 1 capital	141,201	17.26

Total capital	150,734	18.43

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2018	2017
PERFORMANCE RATIOS:
Return on average assets	1.88%	1.50%
Return on average equity	14.56%	12.90%
Net interest margin	4.47%	4.19%
Efficiency ratio	54.85%	57.08%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2018.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2018 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s
2018 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

There were no shares repurchased by the Company during the quarter ended December 31, 2018. On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of December 31, 2018, a total of 130,788 shares had been repurchased at an average price of $11.69 per share and there were 221,893 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

_________________

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 23, 2018.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on October 1, 2018.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 16, 2007.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

(9)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: February 8, 2019	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2019	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements