Form 10-Q
period 2019-03-31
TIMBERLAND BANCORP INC
filed 2019-05-10
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes X     No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes _X_   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☒    Non-accelerated filer ☐ Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___    No   _X_

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	TSBK	The NASDAQ Stock Market LLC

As of May 1, 2019, there were 8,337,759 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2019 and September 30, 2018
(Dollars in thousands, except per share amounts)

	March 31, 2019	September 30, 2018
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$23,957	$20,238
Interest-bearing deposits in banks	150,629	128,626
Total cash and cash equivalents	174,586	148,864

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	65,737	63,290
Investment securities held to maturity, at amortized cost (estimated fair value $42,190 and $13,264)	41,361	12,810
Investment securities available for sale, at fair value	2,141	1,154
Investments in equity securities, at fair value	937	—
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,437	1,190
Other investments, at cost	3,000	3,000
Loans held for sale	3,068	1,785
Loans receivable, net of allowance for loan losses of $9,741 and $9,530	873,284	725,391
Premises and equipment, net	22,852	18,953
Other real estate owned (“OREO”) and other repossessed assets, net	2,006	1,913
Accrued interest receivable	3,702	2,877
Bank owned life insurance (“BOLI”)	20,707	19,813
Goodwill	15,131	5,650
Core deposit intangible (“CDI”), net	2,264	—
Mortgage servicing rights (“MSRs”), net	2,322	2,028
Escrow deposit for business combination	—	6,900
BOLI death benefit receivable	3,048	—
Other assets	2,986	2,672
Total assets	$1,240,569	$1,018,290

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$287,338	$233,258
Interest-bearing	784,256	656,248
Total deposits	1,071,594	889,506

Other liabilities and accrued expenses	6,637	4,127
Total liabilities	1,078,231	893,633
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2019 and September 30, 2018
(Dollars in thousands, except per share amounts)

	March 31, 2019	September 30, 2018
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,336,419 shares issued and outstanding - March 31, 2019 7,401,177 shares issued and outstanding - September 30, 2018	43,351	14,394
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	—	(133)
Retained earnings	119,032	110,525
Accumulated other comprehensive loss	(45)	(129)
Total shareholders’ equity	162,338	124,657
Total liabilities and shareholders’ equity	$1,240,569	$1,018,290
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Interest and dividend income
Loans receivable and loans held for sale	$12,216	$9,484	$23,997	$18,812
Investment securities	297	39	575	96
Dividends from mutual funds, FHLB stock and other investments	39	26	78	52
Interest-bearing deposits in banks and CDs	1,289	741	2,506	1,364
Total interest and dividend income	13,841	10,290	27,156	20,324

Interest expense
Deposits	1,113	666	2,084	1,266
Total interest expense	1,113	666	2,084	1,266

Net interest income	12,728	9,624	25,072	19,058

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	12,728	9,624	25,072	19,058

Non-interest income
Recoveries (other than temporary impairment "OTTI") on investment securities	20	14	32	41
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes	(11)	—	(12)	(5)
Net recoveries on investment securities	9	14	20	36
Service charges on deposits	1,190	1,132	2,405	2,310
ATM and debit card interchange transaction fees	857	883	1,806	1,727
BOLI net earnings	1,156	137	1,313	273
Gain on sales of loans, net	288	470	675	992
Escrow fees	39	52	96	112
Servicing income on loans sold	117	117	265	233
Fee income from non-deposit investment sales	7	26	37	45
Other, net	277	251	589	491
Total non-interest income, net	3,940	3,082	7,206	6,219

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Non-interest expense
Salaries and employee benefits	$4,867	$4,001	$9,473	$7,950
Premises and equipment	993	799	1,947	1,567
Loss (gain) on sales/dispositions of premises and equipment, net	8	(113)	8	(113)
Advertising	175	176	366	386
OREO and other repossessed assets, net	52	91	102	204
ATM and debit card interchange transaction fees	389	318	811	648
Postage and courier	138	131	248	237
State and local taxes	209	168	405	329
Professional fees	184	243	419	460
Federal Deposit Insurance Corporation ("FDIC") insurance	97	75	171	141
Loan administration and foreclosure	84	92	171	171
Data processing and telecommunications	1,068	495	1,681	962
Deposit operations	364	252	658	530
Amortization of CDI	110	—	219	—
Other	539	493	1,160	925
Total non-interest expense	9,277	7,221	17,839	14,397

Income before income taxes	7,391	5,485	14,439	10,880

Provision for income taxes	1,277	1,216	2,710	2,997

Net income	$6,114	$4,269	$11,729	$7,883

Net income per common share
Basic	$0.74	$0.58	$1.41	$1.08
Diluted	$0.72	$0.57	$1.39	$1.05

Weighted average common shares outstanding
Basic	8,310,074	7,328,127	8,301,550	7,320,243
Diluted	8,464,650	7,512,058	8,461,138	7,510,092

Dividends paid per common share	$0.15	$0.13	$0.38	$0.24

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Comprehensive income
Net income	$6,114	$4,269	$11,729	$7,883
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $21, ($2), ($1) and ($4), respectively	84	(18)	(2)	(25)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $1, $5, $0 and ($2), respectively	3	15	—	(6)
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $2, $0, $3 and $1, respectively	9	—	9	4
Accretion of OTTI on investment securities held to maturity, net of income taxes of $1, $2, $4 and $6, respectively	4	7	14	19
Total other comprehensive income (loss), net of income taxes	100	4	21	(8)

Total comprehensive income	$6,214	$4,273	$11,750	$7,875

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, December 31, 2017	7,367,327	$13,540	$(331)	$101,039	$(136)	$114,112
						—
Net income	—	—	—	4,269	—	4,269
Other comprehensive income	—	—	—	—	4	4
Exercise of stock options	22,900	173	—	—	—	173
Common stock dividends ($0.13 per common share)	—	—	—	(959)	—	(959)
Earned ESOP shares, net of tax	—	135	66	—	—	201
Stock option compensation expense	—	43	—	—	—	43

Balance, March 31, 2018	7,390,227	13,891	(265)	104,349	(132)	117,843

Balance, December 31, 2018	8,313,403	42,951	(67)	114,166	(145)	156,905

Net income	—	—	—	6,114	—	6,114
Other comprehensive income	—	—	—	—	100	100
Exercise of stock options	23,016	212	—	—	—	212
Common stock dividends ($0.15 per common share)	—	—	—	(1,248)	—	(1,248)
Earned ESOP shares, net of tax	—	135	67	—	—	202
Stock option compensation expense	—	53	—	—	—	53

Balance, March 31, 2019	8,336,419	$43,351	$—	$119,032	$(45)	$162,338

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre-hensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2017	7,361,077	$13,286	$(397)	$98,235	$(124)	$111,000
Net income	—	—	—	7,883	—	7,883
Other comprehensive loss	—	—	—	—	(8)	(8)
Exercise of stock options	29,150	234	—	—	—	234
Common stock dividends ($0.24 per common share)	—	—	—	(1,769)	—	(1,769)
Earned ESOP shares, net of income taxes	—	284	132	—	—	416
Stock option compensation expense	—	87	—	—	—	87
Balance, March 31, 2018	7,390,227	13,891	(265)	104,349	(132)	117,843

Balance, September 30, 2018	7,401,177	14,394	(133)	110,525	(129)	124,657
Net income	—	—	—	11,729	—	11,729
Other comprehensive income	—	—	—	—	21	21
Common stock issued for business combination	904,826	28,267	—	—	—	28,267
Exercise of stock options	30,416	283	—	—	—	283
Common stock dividends ($0.38 per common share)	—	—	—	(3,159)	—	(3,159)
Earned ESOP shares, net of income taxes	—	301	133	—	—	434
Stock option compensation expense	—	106	—	—	—	106
Adoption of Accounting Standards Update ("ASU") 2016-01	—	—	—	(63)	63	—
Balance, March 31, 2019	8,336,419	$43,351	$—	$119,032	$(45)	$162,338

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$11,729	$7,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	790	621
Accretion of discount on purchased loans	(388)	—
Amortization of CDI	219	—
Earned ESOP shares	434	416
Stock option compensation expense	106	87
Net recoveries on investment securities	(20)	(36)
Change in fair value of investments in equity securities	(20)	—
Gain on sales of OREO and other repossessed assets, net	—	(93)
Provision for OREO losses	23	224
Gain on sales of loans, net	(675)	(992)
(Gain) loss on sales/disposition of premises and equipment, net	8	(113)
Loans originated for sale	(28,879)	(30,608)
Proceeds from sales of loans	28,271	31,218
Amortization of MSRs	311	242
BOLI net earnings	(314)	(273)
BOLI death benefit in excess of cash surrender value	(999)	—
Increase in deferred loan origination fees	219	49
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,114)	(209)
Net cash provided by operating activities	9,701	8,416

Cash flows from investing activities
Net decrease (increase) in CDs held for investment	526	(9,904)
Proceeds from sale of investment securities available for sale	2,332	—
Proceeds from maturities and prepayments of investment securities held to maturity	1,242	266
Purchase of investment securities held to maturity	(10,048)	(1,111)
Proceeds from maturities and prepayments of investment securities available for sale	784	19
Purchase of FHLB stock	(42)	—
Increase in loans receivable, net	(26,271)	(18,416)
Additions to premises and equipment	(1,360)	(606)
Proceeds from sales of premises and equipment	—	463
Cash acquired, net of cash consideration paid in business combination	14,284	—
Escrow deposit for business combination	6,900	—
Proceeds from sales of OREO and other repossessed assets	—	1,112
Net cash used in investing activities	(11,653)	(28,177)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2019	2018
Cash flows from financing activities
Net increase in deposits	$30,550	$42,513
Proceeds from exercise of stock options	283	234
Payment of dividends	(3,159)	(1,769)
Net cash provided by financing activities	27,674	40,978

Net increase in cash and cash equivalents	25,722	21,217
Cash and cash equivalents
Beginning of period	148,864	148,188
End of period	$174,586	$169,405

Supplemental disclosure of cash flow information
Income taxes paid	$2,741	$2,208
Interest paid	2,053	1,243

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$91	$163
Other comprehensive income (loss) related to investment securities	21	(8)

Business Combination (see Note 2)
Fair value of assets acquired	$180,518	$—
Fair value of liabilities assumed	$154,829	$—

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Timberland Bank (the "Bank") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 (“2018 Form 10-K”).  The unaudited consolidated results of operations for the six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2019.

On October 1, 2018, the Company completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington ("South Sound Merger"). The Company acquired 100% of the outstanding common stock of South Sound Bank, and South Sound Bank was merged into the Bank. See Note 2 for additional information on the South Sound Merger.

(b)  Principles of Consolidation:  The unaudited consolidated financial statements include the accounts of the Company and the Bank, and the Bank’s wholly-owned subsidiary, Timberland Service Corporation.   All significant inter-company transactions and balances have been eliminated in consolidation.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2019 presentation with no change to previously reported net income or total shareholders’ equity.

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

The South Sound Merger constitutes a business combination as defined by GAAP, which establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed. The Company was considered the acquirer in this transaction. Accordingly, the preliminary estimates of fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the South Sound Merger were measured and recorded as of October 1, 2018. The excess of the total consideration paid over the fair value of the net assets acquired was allocated to goodwill. The South Sound Merger resulted in $9.48 million of goodwill. The goodwill arising from the transaction consists largely of the synergies and expected economies of scale from combining the operations of the Company and South Sound Bank. This goodwill is not deductible for tax purposes.

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

The following table summarizes the fair value of consideration paid, the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, and the resulting goodwill relating to the transaction:

	At October 1, 2018
	Book Value	Fair Value Adjustment	Estimated Fair Value
	(Dollars in thousands)
Total merger consideration			$35,170

Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired:
Cash and cash equivalents	$21,187	$—	21,187
CDs held for investment	2,973	—	2,973
FHLB stock	205	—	205
Investment securities	24,913	(189)	24,724
Loans receivable	123,627	(2,083)	121,544
Premises and equipment	3,225	112	3,337
OREO	25	—	25
Accrued interest receivable	554	—	554
BOLI	2,629	—	2,629
CDI	—	2,483	2,483
MSRs	285	(4)	281
Other assets	1,087	(511)	576
Total assets	180,710	(192)	180,518

Liabilities assumed:
Deposits	151,378	160	151,538
Other liabilities and accrued expenses	3,291	—	3,291
Total liabilities assumed	154,669	160	154,829
Total identifiable net assets acquired	$26,041	$(352)	25,689
Goodwill recognized			$9,481

Fair values on the acquisition date represent management's best estimates based on available information and facts and circumstances in existence as of the filing date of this report. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information regarding the closing date fair values becomes available.

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

The operating results of the Company for the three and six months ended March 31, 2019 include the operating results produced by the net assets acquired in the South Sound Merger since the October 1, 2018 merger date. The table below presents the significant operating results of the acquired business since the October 1, 2018 merger date:

	Three Months Ended March 31, 2019	Six Months Ended March 31, 2019
	(Dollars in thousands)
Interest income: Interest and fees on loans (1)	$1,867	$3,605
Interest income: Interest and dividends on investment securities and FHLB stock	185	386
Interest income: Other interest earning assets	169	269
Interest expense	(155)	(283)
Provision for loan losses	—	—
Non-interest income	131	270
Non-interest expense (2)	(684)	(1,544)
Net effect, pre-tax	$1,513	$2,703
_________________________
(1) Includes the accretion of the fair value discount on the purchased loans of $301,000 and $388,000, respectively, for the three and six months ended March 31, 2019.
(2) Excludes certain compensation and employee benefits for management, and excludes certain other non-interest expenses that are impracticable to determine due to the integration of the operations for this merger. Also includes certain acquisition-related costs of $55,000 and $119,000, respectively, incurred by the Company for the three and six months ended March 31, 2019.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the six months ended March 31, 2019 and 2018. This unaudited estimated pro forma information was calculated as if South Sound Bank had been acquired as of the beginning of the fiscal year ended September 30, 2018. This unaudited pro forma information combines the historical results of South Sound Bank with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the transaction occurred at the beginning of the fiscal year ended September 30, 2018. The unaudited pro forma information does not consider any changes to the provision for loan losses resulting from recording loans at fair value. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma Six Months Ended March 31,
	2019	2018
	(Dollars in thousands except per share data)
Total revenues (net interest income plus non-interest income)	$32,278	$28,883
Net income	11,823	8,513
Basic net income per common share	1.42	1.06
Diluted net income per common share	1.40	1.03

During the six months ended March 31, 2019 and 2018, the Company incurred acquisition-related expenses of $119,000 and $89,000, respectively, related to the South Sound Merger, which are included in professional fees in the accompanying consolidated statement of income. South Sound Bank incurred acquisition-related expenses of $30,000 for the six months ended March 31, 2018 related to the South Sound Merger. These acquisition-related expenses incurred by the Company and South Sound Bank are not included in the unaudited pro forma information presented for the six months ended March 31, 2019 and 2018.

The Company expects to incur additional acquisition-related expenses of approximately $700,000 over the next two quarters. These expenses are related to the conversion of South Sound Bank's current core processing and ancillary information technology systems to the Company's new core processing system.

(3) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of March 31, 2019 and September 30, 2018 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2019
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$30,001	$386	$(16)	$30,371
Private label residential	375	500	(1)	874
U.S. Treasury and U.S government agency securities	10,985	—	(40)	10,945
Total	$41,361	$886	$(57)	$42,190

Available for sale
MBS: U.S. government agencies	$2,138	$13	$(10)	$2,141
Total	$2,138	$13	$(10)	$2,141

September 30, 2018
Held to maturity
MBS:
U.S. government agencies	$1,385	$8	$(21)	$1,372
Private label residential	460	552	(2)	1,010
U.S. Treasury and U.S. government agency securities	10,965	—	(83)	10,882
Total	$12,810	$560	$(106)	$13,264

Available for sale
MBS: U.S. government agencies	$231	$7	$(1)	$237
Mutual funds	1,000	—	(83)	917
Total	$1,231	$7	$(84)	$1,154

Held to maturity and available for sale investment securities with unrealized losses were as follows as of March 31, 2019 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$1,725	$(5)	6	$904	$(11)	6	$2,629	$(16)
Private label residential	—	—	—	40	(1)	7	40	(1)
U.S. Treasury and U.S. government agency securities	4,985	(2)	1	5,960	(38)	2	10,945	(40)
Total	$6,710	$(7)	7	$6,904	$(50)	15	$13,614	$(57)

Available for sale
MBS: U.S. government agencies	$1,101	$(10)	3	$—	$—	—	$1,101	$(10)
Total	$1,101	$(10)	3	$—	$—	—	$1,101	$(10)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2018 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$954	$(20)	2	$64	$(1)	5	$1,018	$(21)
Private label residential	—	—	—	50	(2)	8	50	(2)
U.S. Treasury and U.S. government agency securities	7,946	(22)	2	2,935	(61)	1	10,881	(83)
Total	$8,900	$(42)	4	$3,049	$(64)	14	$11,949	$(106)

Available for sale
MBS:
U.S. government agencies	$34	$(1)	1	$—	$—	—	$34	$(1)
Mutual funds	—	—	—	917	(83)	1	917	(83)
Total	$34	$(1)	1	$917	$(83)	1	$951	$(84)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the market value recovers.  Furthermore, as of March 31, 2019, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of March 31, 2019 and 2018:

	Range		Weighted
	Minimum	Maximum	Average
March 31, 2019
Constant prepayment rate	6.00%	15.00%	10.24%
Collateral default rate	—%	16.06%	5.20%
Loss severity rate	—%	78.00%	40.02%

March 31, 2018
Constant prepayment rate	6.00%	15.00%	11.01%
Collateral default rate	—%	11.85%	5.04%
Loss severity rate	—%	72.00%	38.32%

The following table presents the OTTI recoveries (losses) for the three and six months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$20	$—	$14	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	(11)	—	—	—
Net recoveries recognized in earnings (2)	$9	$—	$14	$—

	Six Months Ended March 31, 2019		Six Months Ended March 31, 2018
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$32	$—	$41	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	(12)	—	(5)	—
Net recoveries recognized in earnings (2)	$20	$—	$36	$—

_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the six months ended March 31, 2019 and 2018 (dollars in thousands):

	Six Months Ended March 31,
	2019	2018
Beginning balance of credit loss	$1,153	$1,301
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	12	13
Subtractions:
Realized losses previously recorded as credit losses	(13)	(41)
Recovery of prior credit loss	(32)	(35)
Ending balance of credit loss	$1,120	$1,238

During the six months ended March 31, 2019, the Company recorded a $13,000 net realized loss (as a result of investment securities being deemed worthless) on 17 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the six months ended March 31, 2018, the Company recorded a $41,000 net realized loss (as a result of investment securities being deemed worthless) on 15 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $14.80 million and $12.10 million at March 31, 2019 and September 30, 2018, respectively.

The contractual maturities of debt securities at March 31, 2019 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$7,987	$7,981	$—	$—
Due after one year to five years	7,098	7,106	173	173
Due after five years to ten years	6,013	6,099	216	217
Due after ten years	20,263	21,004	1,749	1,751
Total	$41,361	$42,190	$2,138	$2,141

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

As of March 31, 2019, management believes that there have been no events or changes in the circumstances since May 31, 2018 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

The following table presents the change in the carrying amount of goodwill for the period indicated (dollars in thousands).

Six Months Ended March 31,
2019
Balance at the beginning of the period	$5,650
Addition as a result of the South Sound Merger (see Note 2)	9,481
Balance at the end of the period	$15,131

The following table presents the change in CDI for the period indicated (dollars in thousands).

Six Months Ended March 31,
2019
Balance at the beginning of the period	$—
Addition as a result of the South Sound Merger (see Note 2)	2,483
Amortization	(219)
Balance at the end of the period	$2,264

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2019 are reported net of unamortized discounts totaling $1.64 million.

Loans receivable by portfolio segment consisted of the following at March 31, 2019 and September 30, 2018 (dollars in thousands):

	March 31, 2019		September 30, 2018
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$130,413	13.3%	$115,941	14.1%
Multi-family	74,816	7.6	61,928	7.5
Commercial	417,223	42.6	345,113	42.0
Construction - custom and owner/builder	120,789	12.3	119,555	14.6
Construction - speculative one- to four-family	20,014	2.0	15,433	1.9
Construction - commercial	42,157	4.4	39,590	4.8
Construction - multi-family	29,399	3.0	10,740	1.3
Construction - land development	8,782	0.9	3,040	0.4
Land	22,471	2.3	25,546	3.1
Total mortgage loans	866,064	88.4	736,886	89.8

Consumer loans:
Home equity and second mortgage	41,609	4.2	37,341	4.5
Other	4,605	0.5	3,515	0.5
Total consumer loans	46,214	4.7	40,856	5.0

Commercial business loans	68,074	6.9	43,053	5.2

Total loans receivable	980,352	100.0%	820,795	100.0%
Less:
Undisbursed portion of construction loans in process	94,471		83,237
Deferred loan origination fees, net	2,856		2,637
Allowance for loan losses	9,741		9,530
	107,068		95,404
Loans receivable, net	$873,284		$725,391
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $3,068 and $1,785 at March 31, 2019 and September 30, 2018, respectively.

Allowance for Loan Losses
The following tables set forth information for the three and six months ended March 31, 2019 and 2018 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended March 31, 2019
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,159	$(72)	$—	$67	$1,154
Multi-family	449	21	—	—	470
Commercial	4,239	(267)	—	150	4,122
Construction – custom and owner/builder	643	23	—	—	666
Construction – speculative one- to four-family	206	43	—	—	249
Construction – commercial	386	(2)	—	—	384
Construction – multi-family	209	63	—	—	272
Construction – land development	143	101	—	—	244
Land	757	(112)	—	4	649
Consumer loans:
Home equity and second mortgage	666	5	(4)	—	667
Other	101	11	(1)	1	112
Commercial business loans	575	186	(9)	—	752
Total	$9,533	$—	$(14)	$222	$9,741

	Six Months Ended March 31, 2019
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,086	$1	$—	$67	$1,154
Multi-family	433	37	—	—	470
Commercial	4,248	(276)	—	150	4,122
Construction – custom and owner/builder	671	(5)	—	—	666
Construction – speculative one- to four-family	178	71	—	—	249
Construction – commercial	563	(179)	—	—	384
Construction – multi-family	135	137	—	—	272
Construction – land development	49	195	—	—	244
Land	844	(203)	—	8	649
Consumer loans:
Home equity and second mortgage	649	22	(4)	—	667
Other	117	(4)	(3)	2	112
Commercial business loans	557	204	(9)	—	752
Total	$9,530	$—	$(16)	$227	$9,741

	Three Months Ended March 31, 2018
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,125	$(65)	$—	$—	$1,060
Multi-family	430	(44)	—	—	386
Commercial	4,093	133	(28)	—	4,198
Construction – custom and owner/builder	788	(83)	—	—	705
Construction – speculative one- to four-family	75	21	—	3	99
Construction – commercial	396	49	—	—	445
Construction – multi-family	228	56	—	—	284
Construction – land development	—	48	—	—	48
Land	780	(94)	—	5	691
Consumer loans:
Home equity and second mortgage	958	(13)	—	—	945
Other	129	(8)	(1)	—	120
Commercial business loans	563	—	—	—	563
Total	$9,565	$—	$(29)	$8	$9,544

	Six Months Ended March 31, 2018
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,082	$(22)	$—	$—	$1,060
Multi-family	447	(61)	—	—	386
Commercial	4,184	42	(28)	—	4,198
Construction – custom and owner/builder	699	6	—	—	705
Construction – speculative one- to four-family	128	(40)	—	11	99
Construction – commercial	303	142	—	—	445
Construction – multi-family	173	111	—	—	284
Construction – land development	—	48	—	—	48
Land	918	(236)	—	9	691
Consumer loans:
Home equity and second mortgage	983	(38)	—	—	945
Other	121	—	(2)	1	120
Commercial business loans	515	48	—	—	563
Total	$9,553	$—	$(30)	$21	$9,544

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at March 31, 2019 and September 30, 2018 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2019
Mortgage loans:
One- to four-family	$—	$1,154	$1,154	$1,069	$129,344	$130,413
Multi-family	—	470	470	—	74,816	74,816
Commercial	—	4,122	4,122	3,271	413,952	417,223
Construction – custom and owner/builder	—	666	666	—	66,622	66,622
Construction – speculative one- to four-family	—	249	249	—	11,296	11,296
Construction – commercial	—	384	384	—	27,752	27,752
Construction – multi-family	—	272	272	—	13,595	13,595
Construction – land development	—	244	244	—	7,405	7,405
Land	77	572	649	461	22,010	22,471
Consumer loans:
Home equity and second mortgage	—	667	667	342	41,267	41,609
Other	9	103	112	15	4,590	4,605
Commercial business loans	145	607	752	515	67,559	68,074
Total	$231	$9,510	$9,741	$5,673	$880,208	$885,881

September 30, 2018
Mortgage loans:
One- to four-family	$—	$1,086	$1,086	$1,054	$114,887	$115,941
Multi-family	—	433	433	—	61,928	61,928
Commercial	—	4,248	4,248	2,446	342,667	345,113
Construction – custom and owner/builder	—	671	671	—	67,024	67,024
Construction – speculative one- to four-family	—	178	178	—	7,107	7,107
Construction – commercial	—	563	563	—	23,440	23,440
Construction – multi-family	—	135	135	—	5,983	5,983
Construction – land development	—	49	49	—	1,567	1,567
Land	34	810	844	243	25,303	25,546
Consumer loans:
Home equity and second mortgage	—	649	649	359	36,982	37,341
Other	—	117	117	—	3,515	3,515
Commercial business loans	63	494	557	170	42,883	43,053
Total	$97	$9,433	$9,530	$4,272	$733,286	$737,558

The following tables present an analysis of loans by aging category and portfolio segment at March 31, 2019 and September 30, 2018 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2019
Mortgage loans:
One- to four-family	$—	$—	$568	$—	$568	$129,845	$130,413
Multi-family	—	—	—	—	—	74,816	74,816
Commercial	456	—	844	—	1,300	415,923	417,223
Construction – custom and owner/builder	—	—	—	—	—	66,622	66,622
Construction – speculative one- to four- family	—	—	—	—	—	11,296	11,296
Construction – commercial	—	—	—	—	—	27,752	27,752
Construction – multi-family	—	—	—	—	—	13,595	13,595
Construction – land development	228	—	—	—	228	7,177	7,405
Land	11	—	461	—	472	21,999	22,471
Consumer loans:
Home equity and second mortgage	—	36	342	—	378	41,231	41,609
Other	—	—	15	—	15	4,590	4,605
Commercial business loans	99	—	515	—	614	67,460	68,074
Total	$794	$36	$2,745	$—	$3,575	$882,306	$885,881

September 30, 2018
Mortgage loans:
One- to four-family	$557	$—	$545	$—	$1,102	$114,839	$115,941
Multi-family	—	—	—	—	—	61,928	61,928
Commercial	574	—	—	—	574	344,539	345,113
Construction – custom and owner/ builder	—	—	—	—	—	67,024	67,024
Construction – speculative one- to four- family	—	—	—	—	—	7,107	7,107
Construction – commercial	—	—	—	—	—	23,440	23,440
Construction – multi-family	—	—	—	—	—	5,983	5,983
Construction – land development	—	—	—	—	—	1,567	1,567
Land	40	—	243	—	283	25,263	25,546
Consumer loans:
Home equity and second mortgage	42	—	359	—	401	36,940	37,341
Other	10	16	—	—	26	3,489	3,515
Commercial business loans	—	—	170	—	170	42,883	43,053
Total	$1,223	$16	$1,317	$—	$2,556	$735,002	$737,558
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At March 31, 2019 and September 30, 2018, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at March 31, 2019 and September 30, 2018 (dollars in thousands):

	Loan Grades
March 31, 2019	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$127,202	$699	$567	$1,945	$130,413
Multi-family	74,816	—	—	—	74,816
Commercial	406,675	8,285	696	1,567	417,223
Construction – custom and owner/builder	66,391	231	—	—	66,622
Construction – speculative one- to four-family	11,296	—	—	—	11,296
Construction – commercial	27,752	—	—	—	27,752
Construction – multi-family	13,595	—	—	—	13,595
Construction – land development	7,178	—	—	227	7,405
Land	19,806	968	1,236	461	22,471
Consumer loans:
Home equity and second mortgage	40,994	79	—	536	41,609
Other	4,556	34	—	15	4,605
Commercial business loans	66,766	274	131	903	68,074
Total	$867,027	$10,570	$2,630	$5,654	$885,881

September 30, 2018
Mortgage loans:
One- to four-family	$113,148	$882	$581	$1,330	$115,941
Multi-family	61,928	—	—	—	61,928
Commercial	334,908	8,375	988	842	345,113
Construction – custom and owner/builder	66,720	304	—	—	67,024
Construction – speculative one- to four-family	7,107	—	—	—	7,107
Construction – commercial	23,440	—	—	—	23,440
Construction – multi-family	5,983	—	—	—	5,983
Construction – land development	1,567	—	—	—	1,567
Land	22,810	988	1,505	243	25,546
Consumer loans:
Home equity and second mortgage	36,697	82	—	562	37,341
Other	3,480	—	—	35	3,515
Commercial business loans	42,812	22	49	170	43,053
Total	$720,600	$10,653	$3,123	$3,182	$737,558

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

The following table is a summary of information related to impaired loans by portfolio segment as of March 31, 2019 and for the three and six months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,069	$1,150	$—	$1,042	$1,046	$17	$35	$16	$32
Commercial	3,271	3,271	—	2,854	2,718	40	80	32	62
Land	68	141	—	34	53	—	—	—	—
Consumer loans:
Home equity and second mortgage	342	342	—	364	362	—	—	—	—
Commercial business loans	205	213	—	160	106	2	2	2	2
Subtotal	4,955	5,117	—	4,454	4,285	59	117	50	96

With an allowance recorded:
Mortgage loans:
Land	393	393	77	395	263	—	—	—	—
Consumer loans:
Home equity and second mortgage	—	—	—	—	51	—	—	—	—
Other	15	15	9	8	5	—	—	—	—
Commercial business loans	310	310	145	248	222	—	—	—	—
Subtotal	718	718	231	651	541	—	—	—	—

Total:
Mortgage loans:
One- to four-family	1,069	1,150	—	1,042	1,046	17	35	16	32
Commercial	3,271	3,271	—	2,854	2,718	40	80	32	62
Land	461	534	77	429	316	—	—	—	—
Consumer loans:
Home equity and second mortgage	342	342	—	364	413	—	—	—	—
Other	15	15	9	8	5	—	—	—	—
Commercial business loans	515	523	145	408	328	2	2	2	2
Total	$5,673	$5,835	$231	$5,105	$4,826	$59	$117	$50	$96
______________________________________________

(1)	For the three months ended March 31, 2019.

(2)	For the six months ended March 31, 2019.

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
______________________________________________
(1) For the year ended September 30, 2018.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.23 million and $3.28 million in TDRs included in impaired loans at March 31, 2019 and September 30, 2018, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDRs at March 31, 2019 and September 30, 2018 was $78,000 and $97,000, respectively. There were no TDRs for which there was a payment default within the first 12 months of the modification during the six months ended March 31, 2019.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of March 31, 2019 and September 30, 2018 (dollars in thousands):

	March 31, 2019
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$501	$144	$645
Commercial	2,427	—	2,427
Commercial business loans	—	155	155
Total	$2,928	$299	$3,227

	September 30, 2018
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$509	$—	$509
Commercial	2,446	—	2,446
Land	—	153	153
Commercial business loans	—	170	170
Total	$2,955	$323	$3,278

There were no new TDRs during the six months ended March 31, 2019.

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

(6) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At March 31, 2019 all shares had been allocated under the Bank's ESOP. At March 31, 2018 there were 49,019 shares that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and six months ended March 31, 2019 and 2018 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Basic net income per common share computation
Numerator – net income	$6,114	$4,269	$11,729	$7,883

Denominator – weighted average common shares outstanding	8,310,074	7,328,127	8,301,550	7,320,243

Basic net income per common share	$0.74	$0.58	$1.41	$1.08

Diluted net income per common share computation
Numerator – net income	$6,114	$4,269	$11,729	$7,883

Denominator – weighted average common shares outstanding	8,310,074	7,328,127	8,301,550	7,320,243
Effect of dilutive stock options (1)	154,576	183,931	159,588	189,849
Weighted average common shares outstanding - assuming dilution	8,464,650	7,512,058	8,461,138	7,510,092

Diluted net income per common share	$0.72	$0.57	$1.39	$1.05
____________________________________________
(1) For the three and six months ended March 31, 2019, average options to purchase 102,150 and 102,504 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive. For the three and six months ended March 31, 2018, average options to purchase 58,000 and 58,063 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three and six months ended March 31, 2019 and 2018 are as follows (dollars in thousands):

	Three Months Ended March 31, 2019
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(81)	$(64)	$(145)
Other comprehensive income	84	16	100
Balance of AOCI at the end of period	$3	$(48)	$(45)

	Six Months Ended March 31, 2019
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(58)	$(71)	$(129)
Other comprehensive income	(2)	23	21
Adoption of ASU 2016-01	63	—	63
Balance of AOCI at the end of period	$3	$(48)	$(45)

	Three Months Ended March 31, 2018
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(26)	$(110)	$(136)
Other comprehensive income	(18)	22	4
Balance of AOCI at the end of period	$(44)	$(88)	$(132)

	Six Months Ended March 31, 2018
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(19)	$(105)	$(124)
Other comprehensive income	(25)	17	(8)
Balance of AOCI at the end of period	$(44)	$(88)	$(132)

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At March 31, 2019, there were 75,316 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan.

At both March 31, 2019 and 2018, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the six months ended March 31, 2019 or 2018.

Stock option activity for the six months ended March 31, 2019 and 2018 is summarized as follows:

	Six Months Ended March 31, 2019		Six Months Ended March 31, 2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	380,820	$16.03	380,120	$13.23
Exercised	(30,416)	9.31	(29,150)	8.05
Forfeited	(3,900)	18.63	(4,650)	11.64
Options outstanding, end of period	346,504	$16.59	346,320	$13.69

The aggregate intrinsic value of options exercised during the six months ended March 31, 2019 and 2018 was $610,000 and $613,000, respectively.

At March 31, 2019, there were 169,650 unvested options with an aggregate grant date fair value of $513,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2019 was $1.21 million.  There were 23,400 options with an aggregate grant date fair value of $218,000 that vested during the six months ended March 31, 2019.

At March 31, 2018, there were 198,050 unvested options with an aggregate grant date fair value of $484,000. There were 29,500 options with an aggregate grant date fair value of $75,000 that vested during the six months ended March 31, 2018.

Additional information regarding options outstanding at March 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	2,500	$4.33	1.4	2,500	$4.33	1.4
5.86 - 6.00	24,850	5.97	3.6	24,850	5.97	3.6
9.00	52,775	9.00	4.6	52,775	9.00	4.6
10.26 - 10.71	115,129	10.58	6.1	68,029	10.55	5.9
15.67	49,200	15.67	7.5	17,400	15.67	7.5
29.69	56,100	29.69	8.5	11,300	29.69	8.5
31.80	45,950	31.80	9.5	—	N/A	N/A
	346,504	$16.59	6.7	176,854	$11.08	5.4

The aggregate intrinsic value of options outstanding at March 31, 2019 and 2018 was $4.22 million and $5.79 million, respectively.

As of March 31, 2019, unrecognized compensation cost related to non-vested stock options was $438,000, which is expected to be recognized over a weighted average life of 2.23 years.

(9) FAIR VALUE MEASUREMENTS

Fair value is defined under GAAP as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three broad levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of three levels. These levels are:

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

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2019 and September 30, 2018. The Company's assets measured at estimated fair value on a recurring basis at March 31, 2019 and September 30, 2018 were as follows (dollars in thousands):

March 31, 2019	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$2,141	$—	$2,141
Investments in equity securities
Mutual funds	937	—	—	937
Total	$937	$2,141	$—	$3,078

September 30, 2018	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$237	$—	$237
Mutual funds	917	—	—	917
Total	$917	$237	$—	$1,154

There were no transfers among Level 1, Level 2 and Level 3 during the six months ended March 31, 2019 and the year ended September 30, 2018.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2019 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
Land	$—	$—	$316
Consumer loans:
Other	—	—	6
Commercial business loans	—	—	165
Total impaired loans	—	—	487
Investment securities – held to maturity:
MBS - private label residential	—	45	—

OREO and other repossessed assets	—	—	2,006
Total	$—	$45	$2,493

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of March 31, 2019 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$487	Market approach	Appraised value less selling costs	NA

OREO and other repossessed assets	$2,006	Market approach	Lower of appraised value or listing price less selling costs	NA

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

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a represented fair value for these types of items as of March 31, 2019 and September 30, 2018. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with ASU No. 2016-01, which the Company adopted on October 1, 2018 on a prospective basis, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of March 31, 2019 and September 30, 2018 (dollars in thousands):

	March 31, 2019
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$174,586	$174,586	$174,586	$—	$—
CDs held for investment	65,737	65,737	65,737	—	—
Investment securities	44,439	45,268	8,886	36,382	—
FHLB stock	1,437	1,437	1,437	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,068	3,133	3,133	—	—
Loans receivable, net	873,284	868,267	—	—	868,267
Accrued interest receivable	3,702	3,702	3,702	—	—

Financial liabilities
Time deposits	158,622	159,413	—	—	159,413
Accrued interest payable	256	256	256	—	—

	September 30, 2018
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$148,864	$148,864	$148,864	$—	$—
CDs held for investment	63,290	63,290	63,290	—	—
Investment securities	13,964	14,418	8,812	5,606	—
FHLB stock	1,190	1,190	1,190	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,785	1,814	1,814	—	—
Loans receivable, net	725,391	711,071	—	—	711,071
Accrued interest receivable	2,877	2,877	2,877	—	—

Financial liabilities
Time deposits	141,808	140,831	—	—	140,831
Accrued interest payable	225	225	225	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which created FASB Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASC 606 on October 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under superseded ASC 605. There was no cumulative effect adjustment as of October 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the six months ended March 31, 2019; however, additional disclosures were incorporated in the footnotes upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Company elected to apply the practical expedient pursuant to ACS 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less. See Note 12 for additional information.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 generally requires equity investments - except those accounted for under the valuation method of accounting or those that result in consolidation of the investee - to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU No. 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU No. 2016-01 also eliminates certain disclosures related to the fair value of financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU No 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU No. 2016-01 on October 1, 2018. As required by ASU No. 2016-01, on October 1, 2018 the Company recorded a one-time cumulative effect adjustment of $63,000 representing net unrealized losses on equity securities (mutual funds) between accumulated other comprehensive loss and retained earnings on the accompanying consolidated balance sheet. Additionally, the fair values of financial instruments for disclosure purposes were computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 9.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new lease standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with the ASC 606 if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU No. 2016-02. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements. The amendments in this ASU include the following items: (i) determining the fair value of the underlying assets by lessors that are not manufacturers or dealers; (ii) requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities, and (iii) clarifying interim disclosure requirements. The effective date and transition requirements for the first and second items in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The effective date and transition requirements for the third item of this ASU are the same as ASU No. 2016-02. The amendments in ASU No. 2016-02 are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted. The effect of adoption of this ASU will depend on the nature and terms of the Company's leases at the time of adoption. Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under non-cancelable operating lease agreements; however, based on current leases the adoption of ASU No. 2016-02 is not expected to have a material impact on the Company's future consolidated financial statements.

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue when it satisfies its performance obligation. Descriptions of the Company's revenue-generating activities that are within the scope of ASC 606 are as follows:

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

•
Escrow Fees: The Company earns fees from real estate escrow contracts with customers. The Company receives and disburses money and/or property per the customer's contract. Fees are recognized when the escrow contract closes.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2019.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At March 31, 2019, the Company had total assets of $1.24 billion, net loans receivable of $873.28 million, total deposits of $1.07 billion and total shareholders’ equity of $162.34 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set for this report, including consolidated financial statements and related data, relates primarily to the Bank's operations.

On October 1, 2018, the Company completed the South Sound Merger. The operating results for the three and six months ended March 31, 2019 include the operating results produced by the net assets acquired in the South Sound Merger. For additional information on the South Sound Merger, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and six month periods ended March 31, 2019, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, a BOLI death benefit claim, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expenses in certain periods are reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at March 31, 2019 and September 30, 2018

The Company’s total assets increased by $222.28 million, or 21.8%, to $1.24 billion at March 31, 2019 from $1.02 billion at September 30, 2018.  The increase in total assets was primarily due to the South Sound Merger, which resulted in a $183.10 million increase in total assets (including goodwill and net of cash consideration paid) at the merger date (October 1, 2018). The increase in assets was primarily comprised of a $147.89 million increase in net loans receivable, a $32.91 million increase in investment securities and CDs held for investment, a $25.72 million increase in cash and cash equivalents, and an $11.75 million increase in goodwill and CDI.

Net loans receivable increased by $147.89 million, or 20.4%, to $873.28 million at March 31, 2019 from $725.39 million at September 30, 2018.  The increase was primarily due to loans acquired in the South Sound Merger ($121.54 million at the merger date) and, to a lesser extent, organic loan growth.

Total deposits increased by $182.09 million, or 20.5%, to $1.07 billion at March 31, 2019 from $889.51 million at September 30, 2018. The increase in total deposits was primarily due to deposits acquired in the South Sound Merger ($151.54 million at the merger date) and, to a lesser extent, organic deposit growth.

Shareholders’ equity increased by $37.68 million, or 30.2%, to $162.34 million at March 31, 2019 from $124.66 million at September 30, 2018.  The increase in shareholders' equity was primarily due to $28.27 million in common stock issued in the South Sound Merger and net income, which was partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $28.17 million, or 13.3%, to $240.32 million at March 31, 2019 from $212.15 million at September 30, 2018.  The increase was primarily due to cash and cash equivalents and CDs held for investment that were acquired in the South Sound Merger ($24.16 million at the merger date) net of cash consideration paid.

Investment Securities:  Investment securities (including investments in equity securities) increased by $30.48 million, or 218.2%, to $44.44 million at March 31, 2019 from $13.96 million at September 30, 2018. This increase was primarily due to investment securities that were acquired in the South Sound Merger ($24.72 million at the merger date) and the purchase of $9.13 million in held-to-maturity investment securities during the six months ended March 31, 2019, which was partially offset by scheduled amortization, prepayments and the sale of the municipal bond securities that were acquired in the South Sound Merger. For additional information on investment securities, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased by $247,000, or 20.8%, to $1.43 million at March 31, 2019 from $1.19 million at September 30, 2018 due to the FHLB stock acquired in the South Sound Merger and required purchases by the FHLB due to the increase in total assets.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC which was unchanged at $3.00 million at both March 31, 2019 and September 30, 2018. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $147.89 million, or 20.4%, to $873.28 million at March 31, 2019 from $725.39 million at September 30, 2018.  The increase was primarily due to loans acquired in the South Sound Merger ($121.54 million at the merger date) and, to a lesser extent, organic loan growth. The increase consisted of a $72.11 million increase in commercial real estate loans, a $32.78 million increase in construction loans, a $25.02 million increase in commercial business loans, a $14.47 million increase in one- to four-family loans, a $12.89 million increase in multi-family loans and a $5.36 million increase in consumer loans. These increases were partially offset by an $11.23 million increase in the undisbursed portion of construction loans in process and a $3.08 million decrease in land loans.

Loan originations increased by $9.35 million, or 5.8%, to $170.86 million for the six months ended March 31, 2019 from $161.51 million for the six months ended March 31, 2018.  The increase in loan originations was primarily due to increased loan demand and the funding of several larger multi-family construction projects. The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans decreased by $2.95 million, or 9.4%, to $28.27 million for the six months ended March 31, 2019 compared to $31.22 million for the six months ended March 31, 2018.

For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $3.90 million, or 20.6%, to $22.85 million at March 31, 2019 from $18.95 million at September 30, 2018.  The increase was primarily due to premises and equipment acquired in the South Sound Merger ($3.34 million at the merger date) and a branch remodeling project, which was partially offset by normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets increased by $93,000, or 4.9%, to $2.01 million at March 31, 2019 from $1.91 million at September 30, 2018. The increase was primarily due to the addition of two OREO properties (including one OREO with a carrying value of $25,000 acquired in the South Sound Merger).  At March 31, 2019, total OREO and other repossessed assets consisted of 14 individual real estate properties. The properties consisted of 11 land parcels totaling $1.53 million and three commercial real estate properties with a recorded value of $473,000.

BOLI (Bank Owned Life Insurance): BOLI increased by $894,000, or 4.5%. to $20.71 million at March 31, 2019 from $19.81 million at September 30, 2018. The increase was primarily due to BOLI acquired in the South Sound Merger ($2.63 million at the merger date) and normal increases in the cash surrender value of the BOLI policies. These increases were partially offset by a death benefit claim in March 2019, which reduced the BOLI cash surrender value by $2.05 million.

Goodwill and CDI:  The recorded amount of goodwill increased by $9.48 million, or 167.78%, to $15.13 million at March 31, 2019 from $5.65 million at September 30, 2018, due to the goodwill recorded in the South Sound Merger. CDI increased to $2.26 million at March 31, 2019 due to $2.48 million of CDI recorded in the South Sound Merger, net of $219,000 in amortization for the six month period. For additional information on goodwill and CDI, see Notes 2 and 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Other Assets and BOLI Death Benefit Receivable: Other assets and BOLI death benefit receivable increased by $3.36 million, or 125.8%, to $6.03 million at March 31, 2019 from $2.67 million at September 30, 2018, primarily due to a $3.05 million receivable ($2.05 million return of the cash surrender value and $1.00 million death benefit income) for a BOLI death benefit claim.

Deposits: Deposits increased by $182.09 million, or 20.5%, to $1.07 billion at March 31, 2019 from $889.51 million at September 30, 2018. The increase in total deposits was primarily due to deposits acquired in the South Sound Merger. The balance of the deposits acquired in the South Sound Merger was $151.54 million at the merger date and $151.89 million at March 31, 2019. The increase in total deposits consisted of a $77.25 million increase in N.O.W. checking account balances, a $54.08 million increase in non-interest bearing demand account balances, a $20.04 million increase in money market account balances, a $16.81 million increase in certificates of deposit account balances and a $13.91 million increase in savings account balances.

Deposits consisted of the following at March 31, 2019 and September 30, 2018 (dollars in thousands):

	March 31, 2019		September 30, 2018
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$287,338	26.8%	$233,258	26.2%
N.O.W. checking	302,540	28.2%	225,290	25.3%
Savings	165,309	15.5%	151,404	17.0%
Money market	149,149	13.9%	127,791	14.4%
Money market - reciprocal	8,636	0.8%	9,955	1.1%
Certificates of deposit under $250	132,679	12.4%	120,443	13.5%
Certificates of deposit $250 and over	22,736	2.1%	18,164	2.1%
Certificates of deposit - brokered	3,207	0.3%	3,201	0.4%
Total	$1,071,594	100.0%	$889,506	100.0%

Shareholders’ Equity:  Total shareholders’ equity increased by $37.68 million, or 30.2%, to $162.34 million at March 31, 2019 from $124.66 million at September 30, 2018.  The increase was primarily due to $28.27 million in common stock issued in the South Sound Merger and net income of $11.73 million for the six months ended March 31, 2019, which was partially offset by dividend payments to common shareholders of $3.16 million. The Company did not repurchase any shares of its common stock during the six months ended March 31, 2019.

Asset Quality: The non-performing assets to total assets ratio was 0.41% at March 31, 2019 compared to 0.36% at September 30, 2018. Total non-performing assets increased by $1.46 million, or 40.1%, to $5.09 million at March 31, 2019 from $3.64 million at September 30, 2018. The increase in non-performing assets was primarily due to a $1.43 million increase in non-accrual loans and a $93,000 increase on OREO and other repossessed assets.

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2019 and September 30, 2018 (dollars in thousands):

	March 31, 2019	September 30, 2018
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$568	$545
Commercial	844	—
Land	461	243
Consumer loans:
Home equity and second mortgage	342	359
Other	15	—
Commercial business loans	515	170
Total loans accounted for on a non-accrual basis	2,745	1,317

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	2,745	1,317

Non-accrual investment securities	343	406

OREO and other repossessed assets, net (2)	2,006	1,913
Total non-performing assets (3)	$5,094	$3,636

TDRs on accrual status (4)	$2,928	$2,955

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.31%	0.18%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.22%	0.13%

Non-performing assets as a percentage of total assets	0.41%	0.36%

Loans receivable (5)	$883,025	$734,921

Total assets	$1,240,569	$1,018,290
___________________________________
(1) As of March 31, 2019 the balance of non-accrual one- to-four family properties in the process of foreclosure was $149. At September 30, 2018, the balance of non-accrual one- to-four family properties did not include any loans in the process of foreclosure.
(2) As of March 31, 2019 and September 30, 2018, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $299 and $323 reported as non-accrual loans at March 31, 2019 and September 30, 2018, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

 Comparison of Operating Results for the Three and Six Months Ended March 31, 2019 and 2018

Net income increased by $1.85 million, or 43.2%, to $6.11 million for the quarter ended March 31, 2019 from $4.27 million for the quarter ended March 31, 2018. Net income per diluted common share increased by $0.15, or 26.3%, to $0.72 for the quarter ended March 31, 2019 from $0.57 for the quarter ended March 31, 2018.

Net income increased by $3.85 million, or 48.8%, to $11.73 million for the six months ended March 31, 2019 from $7.88 million for the six months ended March 31, 2018. Net income per diluted common share increased $0.34, or 32.4%, to $1.39 for the six months ended March 31, 2019 from $1.05 for the six months ended March 31, 2018.

The increase in net income for the three and six months ended March 31, 2019 was primarily due to increases in net interest income and non-interest income and a reduction in the Company's effective income tax rate. These increases to net income were partially offset by an increase in non-interest expense. The increases in net interest income and non-interest expense were primarily the result of the South Sound Merger, which was completed on October 1, 2018. The increase in non-interest income was primarily due to an increase in BOLI net earnings as a result of a death benefit claim.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $3.10 million, or 32.3%, to $12.73 million for the quarter ended March 31, 2019 from $9.62 million for the quarter ended March 31, 2018. The increase in net interest income was primarily due to a 23.0% increase in average interest-earning assets, primarily as a result of the South Sound Merger. Net interest income also increased due to increases in short-term market interest rates, which resulted in yields increasing on interest-earning assets at a greater rate than the costs of interest-bearing liabilities.

Total interest and dividend income increased by $3.55 million, or 34.5%, to $13.84 million for the quarter ended March 31, 2019 from $10.29 million for the quarter ended March 31, 2018, primarily due to increases in both the average balance and yield of interest-earning assets. Average total interest-earning assets increased by $211.50 million, or 23.0%, to $1.13 billion for the quarter ended March 31, 2019 from $917.87 million for the quarter ended March 31, 2018, primarily due to interest-earning assets acquired in the South Sound Merger. Average loans receivable increased by $159.19 million, or 22.2%, average investment securities increased by $30.45 million, or 373.8%, and average interest-bearing deposits in banks and CDs increased by $21.58 million, or 11.5%, between the periods. The average yield on interest-earning assets increased to 4.90% for the quarter ended March 31, 2019 from 4.48% for the quarter ended March 31, 2018. The increase in the average yield on interest-earning assets was primarily due to increases in short-term interest rates as the Federal Reserve steadily increased the targeted Fed Funds rate by 1.00% during 2018. During the quarter ended March 31, 2019, interest income on loans receivable increased by $301,000 due to the accretion of the fair value discount on loans acquired in the South Sound Merger. During the quarter ended March 31, 2019, there was $16,000 of non-accrual interest collected compared to $2,000 collected for the quarter ended March 31, 2018. Total interest expense increased by $447,000, or 67.1%, to $1.11 million for the quarter ended March 31, 2019 from $666,000 for the quarter ended March 31, 2018. The increase in interest expense was primarily due to increases in both the average balance and cost of interest-bearing deposits. Average interest-bearing deposits increased by $122.72 million, or 19.1%, to $765.12 million for the quarter ended March 31, 2019 from $642.40 million for the quarter ended March 31, 2018, primarily due to the interest-bearing deposits acquired in the South Sound Merger. The average cost of interest-bearing liabilities increased to 0.59% for the quarter ended March 31, 2019 from 0.42% for the quarter ended March 31, 2018, as market interest rates for deposits increased.

Net interest income increased by $6.01 million, or 31.6%, to $25.07 million for the six months ended March 31, 2019 from $19.06 million for the six months ended March 31, 2018.

Total interest and dividend income increased by $6.83 million, or 33.6%, to $27.16 million for the six months ended March 31, 2019 from $20.32 million for the six months ended March 31, 2018, primarily due to increases in both the average balance and yield on interest-earning assets. Average total interest-earning assets increased by $208.31 million, or 22.9%, to $1.12 billion for the six months ended March 31, 2019 from $909.63 million for the six months ended March 31, 2018. Average loans receivable increased by $155.94 million, or 21.9%, average investment securities increased by $26.09 million, or 336.0%, and average interest-bearing deposits in banks and CDs increased by $26.07 million, or 14.2%, between the periods. The average yield on interest-earning assets increased to 4.86% for the six months ended March 31, 2019 from 4.47% for the six months ended March 31, 2018.

Total interest expense increased by $818,000, or 64.6%, to $2.08 million for the six months ended March 31, 2019 from $1.27 million for the six months ended March 31, 2018. The increase in interest expense was primarily due to increases in both the average balance and cost of interest-bearing deposits. Average interest bearing deposits increased $123.86 million, or 19.5%, to $759.47 million for the six months ended March 31, 2019 from $635.61 million for the six months ended March 31, 2018, primarily due the interest-bearing deposits acquired in the South Sound Merger. The average cost of interest-bearing liabilities increased to 0.55% for the six months ended March 31, 2019 from 0.40% for the six months ended March 31, 2018, as market interest rates for deposits increased.

As a result of these changes, the net interest margin ("NIM") increased to 4.51% for the quarter ended March 31, 2019 from 4.19% for the quarter ended March 31, 2018. For the six months ended March 31, 2019 the NIM increased to 4.49% from 4.19% for the six months ended March 31, 2018.

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

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$876,688	$12,216	5.57%	$717,502	$9,484	5.29%
Investment securities (2)	38,599	297	3.08	8,146	39	1.92
Dividends from mutual funds, FHLB stock and other investments	5,324	39	2.97	5,044	26	2.06
Interest-bearing deposits in banks and CDs	208,760	1,289	2.50	187,181	741	1.61
Total interest-earning assets	1,129,371	13,841	4.90	917,873	10,290	4.48
Non-interest-earning assets	87,299			58,590
Total assets	$1,216,670			$976,463

Interest-bearing liabilities:
Savings	$162,702	24	0.06	$143,449	21	0.06
Money market	158,762	309	0.79	141,594	185	0.53
N.O.W. checking	288,429	204	0.29	217,734	111	0.21
Certificates of deposit	155,227	576	1.50	139,620	349	1.01
Total interest-bearing liabilities	765,120	1,113	0.59	642,397	666	0.42
Non-interest-bearing deposits	281,240			214,722
Other liabilities	11,994			3,868
Total liabilities	1,058,354			860,987
Shareholders' equity	158,316			115,476
Total liabilities and
shareholders' equity	$1,216,670			$976,463

Net interest income		$12,728			$9,624
Interest rate spread			4.31%			4.06%
Net interest margin (3)			4.51%			4.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			147.61%			142.88%

	Six Months Ended March 31,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$869,184	$23,997	5.52%	$713,245	$18,812	5.28%
Investment securities (2)	33,856	575	3.40	7,766	96	2.47
Dividends from mutual funds, FHLB stock and other investments	5,264	78	2.96	5,050	52	2.06
Interest-bearing deposits in banks and CDs	209,641	2,506	2.39	183,572	1,364	1.49
Total interest-earning assets	1,117,945	27,156	4.86	909,633	20,324	4.47
Non-interest-earning assets	88,868			59,366
Total assets	$1,206,813			$968,999

Interest-bearing liabilities:
Savings	$161,643	52	0.06	$142,346	42	0.06
Money market	157,688	543	0.69	139,002	317	0.46
N.O.W. checking	284,724	391	0.28	215,113	224	0.21
Certificates of deposit	155,413	1,098	1.42	139,148	683	0.98
Total interest-bearing liabilities	759,468	2,084	0.55	635,609	1,266	0.40
Non-interest-bearing deposits	282,019			215,826
Other liabilities	8,806			3,800
Total liabilities	1,050,293			855,235
Shareholders' equity	156,520			113,764
Total liabilities and
shareholders' equity	$1,206,813			$968,999

Net interest income		$25,072			$19,058
Interest rate spread			4.31%			4.07%
Net interest margin (3)			4.49%			4.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			147.20%			143.11%

_______________

(1)
Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans acquired in the South Sound Merger are included with interest and dividends.

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

	Three months ended March 31, 2019 compared to three months ended March 31, 2018 increase (decrease) due to			Six months ended March 31, 2019 compared to six months ended March 31, 2018 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$536	$2,196	$2,732	$914	$4,271	$5,185
Investment securities	36	222	258	48	431	479
Dividends from mutual funds, FHLB stock and other investments	12	1	13	24	2	26
Interest-bearing deposits in banks and CDs	455	93	548	926	216	1,142
Total net increase in income on interest-earning assets	1,039	2,512	3,551	1,912	4,920	6,832

Interest-bearing liabilities:
Savings	—	3	3	4	6	10
Money market	100	24	124	179	47	226
N.O.W. checking	51	42	93	83	84	167
Certificates of deposit	184	43	227	327	88	415
Total net increase in expense on interest-bearing liabilities	335	112	447	593	225	818

Net increase in net interest income	$704	$2,400	$3,104	$1,319	$4,695	$6,014

Provision for Loan Losses:  There was no provision for (recapture of) loan losses for both the quarters ended March 31, 2019 and 2018. For the quarter ended March 31, 2019 there were net recoveries of $208,000 compared to net charge-offs of $21,000 for the quarter ended March 31, 2018. Non-accrual loans increased by $1.43 million, or 108.4%, to $2.75 million at March 31, 2019, from $1.32 million at September 30, 2018 and increased by $813,000, or 42.1%, from $1.93 million at March 31, 2018. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $1.02 million, or 39.9%, to $3.58 million at March 31, 2019, from $2.56 million at September 30, 2018 and increased by $288,000, or 8.8%, from $3.29 million one year ago.

For the six months ended March 31, 2019 and March 31, 2018 there was no provision for (recapture of) loan losses. Net recoveries for the six months ended March 31, 2019 were $211,000 compared to net charge-offs of $9,000 for the six months ended March 31, 2018.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at March 31, 2019 was $231,000 compared to $97,000 at September 30, 2018 and $396,000 at March 31, 2018.

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

Based on its comprehensive analysis, management believes the allowance for loan losses of $9.74 million at March 31, 2019 (1.10% of loans receivable and 354.9% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $9.53 million (1.30% of loans receivable and 723.6% of non-performing loans) at September 30, 2018 and $9.54 mil1ion (1.33% of loans receivable and 494.0% of non-performing loans) at March 31, 2018. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $858,000, or 27.8%, to $3.94 million for the quarter ended March 31, 2019 from $3.08 million for the quarter ended March 31, 2018. The increase in non-interest income was primarily due to a $1.02 million increase in BOLI net earnings and smaller increases in several other categories. Partially offsetting these increases was a decrease of $182,000 in gain on sales of loans and smaller decreases in several other categories. The increase in BOLI net earnings was primarily a result of $1.00 million in income from a BOLI death benefit claim. The decrease in gain on sales of loans was primarily due to a decrease in the dollar volume of fixed-rate one- to four-family loans sold and a decrease in the average pricing spread.

Total non-interest income for the six months ended March 31, 2019 increased by $987,000, or 15.9%, to $7.21 million from $6.22 million for the six months ended March 31, 2018, primarily due a $1.04 million increase in BOLI net earnings (as a result of the $1.00 million BOLI death benefit claim) and smaller increases in several other categories. Partially offsetting these increases was a $317,000 decrease in gain on sales of loans and smaller decreases in several other categories.

Non-interest Expense:  Total non-interest expense increased by $2.06 million, or 28.5%, to $9.28 million for the quarter ended March 31, 2019 from $7.22 million for the quarter ended March 31, 2018. This increase was primarily due to increases of $866,000 in salaries and employee benefits expense, $573,000 in data processing and telecommunications expense, $194,000 in premises and equipment expense, $112,000 in deposit operations expense, $110,000 in CDI amortization and smaller increases in several other categories. The increase in salaries and employee benefits expense was primarily due to the additional employees added as a result of the South Sound Merger, annual salary adjustments and approximately $160,000 in additional employee expenses associated with the Company's conversion to a new core operating system in February 2019. The increase in data processing and telecommunications expense was primarily a result of $456,000 in expenses associated with the Company's core-operating system conversion. The increase in premises and equipment expense was primarily a result of the South Sound Merger and an increase in building maintenance expenses.

Total non-interest expense increased by $3.44 million, or 23.9%, to $17.84 million for the six months ended March 31, 2019 from $14.40 million for the six months ended March 31, 2018. This increase was primarily due to increases of $1.52 million in salaries and employee benefits expense, $719,000 in data processing and telecommunications expense, $380,000 in premises and equipment expense, $219,000 in CDI amortization and smaller increases in several other categories. During the six months ended March 31, 2019 and 2018, the Company incurred acquisition related expenses of $119,000 and $89,000, respectively, related to the South Sound Merger, which are included in professional fees. The Company is scheduled to integrate the branches acquired in the South Sound Merger to the new core operating system in July 2019. During the next two quarters, the Company expects to incur a total of approximately $700,000 in conversion related expense in connection with this integration.

The efficiency ratio for the current quarter improved to 55.66% from 56.83.% for the comparable quarter one year ago as the increases in net interest income and non-interest income outpaced the increase in non-interest expense. The efficiency ratio for the six months ended March 31, 2019 improved to 55.27% from 56.96% for the six months ended March 31, 2018.

Provision for Income Taxes: The provision for income taxes increased by $61,000, or 5.0%, to $1.28 million for the quarter ended March 31, 2019 from $1.22 million for the quarter ended March 31, 2018, and decreased by $287,000, or 9.6%, to $2.71 million for the six months ended March 31, 2019 from $3.00 million for the six months ended March 31. 2018. The Company's effective tax rate was 17.28% for the quarter ended March 31, 2019 and 22.17% for the quarter ended March 31, 2018. The Company's effective tax rate was 18.77% for the six months ended March 31, 2019 and 27.55% for the six months ended

March 31, 2018. The decrease in the effective tax rate for the current periods was primarily due to the lower effective corporate federal income tax rate as a result of the Tax Act and a higher percentage of tax exempt income, which was primarily due to the BOLI death benefit claim.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2019, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 25.05%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $28.17 million, or 13.3%, to $240.32 million at March 31, 2019 from $212.15 million at September 30, 2018. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At March 31, 2019, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 45% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $23.00 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At March 31, 2019, the Bank had $23.00 million pledged under the LOC, which left $300.01 million available for additional FHLB borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At March 31, 2019, the Bank did not have any collateral pledged for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At March 31, 2019, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At March 31, 2019, the Bank had loan commitments totaling $91.30 million and undisbursed construction loans in process totaling $94.47 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from March 31, 2019 totaled $83.00 million.

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

Based on its capital levels at March 31, 2019, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2019, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at March 31, 2019 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$143,202	11.96%	$47,907	4.00%	$59,884	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	143,202	17.18	37,509	4.50	54,180	6.50

Tier 1 capital	143,202	17.18	50,012	6.00	66,683	8.00

Total capital	153,200	18.38	66,683	8.00	83,353	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At March 31, 2019, the Bank's conservation buffer was 10.38%.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2019, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of March 31, 2019 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$146,137	12.17%

Risk-based Capital Ratios:
Common equity tier 1 capital	146,137	17.52

Tier 1 capital	146,137	17.52

Total capital	156,135	18.72

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
PERFORMANCE RATIOS:
Return on average assets	2.01%	1.75%	1.94%	1.63%
Return on average equity	15.45%	14.79%	14.99%	13.86%
Net interest margin	4.51%	4.19%	4.49%	4.19%
Efficiency ratio	55.66%	56.83%	55.27%	56.96%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2018.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

There were no shares repurchased by the Company during the quarter ended March 31, 2019. On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of March 31, 2019, a total of 130,788 shares had been repurchased at an average price of $11.69 per share and there were 221,893 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2019, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: May 10, 2019	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements