Form 10-Q
period 2019-06-30
TIMBERLAND BANCORP INC
filed 2019-08-06
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

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
Yes ___    No   _X_

As of August 1, 2019, there were 8,340,928 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2019 and September 30, 2018
(Dollars in thousands, except per share amounts)

	June 30, 2019	September 30, 2018
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$24,169	$20,238
Interest-bearing deposits in banks	146,666	128,626
Total cash and cash equivalents	170,835	148,864

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	81,184	63,290
Investment securities held to maturity, at amortized cost (estimated fair value $39,091 and $13,264)	37,645	12,810
Investment securities available for sale, at fair value	2,028	1,154
Investments in equity securities, at fair value	951	—
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,437	1,190
Other investments, at cost	3,000	3,000
Loans held for sale	3,338	1,785
Loans receivable, net of allowance for loan losses of $9,631 and $9,530	873,982	725,391
Premises and equipment, net	23,090	18,953
Other real estate owned (“OREO”) and other repossessed assets, net	1,719	1,913
Accrued interest receivable	3,759	2,877
Bank owned life insurance (“BOLI”)	20,866	19,813
Goodwill	15,131	5,650
Core deposit intangible (“CDI”), net	2,144	—
Mortgage servicing rights (“MSRs”), net	2,372	2,028
Escrow deposit for business combination	—	6,900
BOLI death benefit receivable	1,019	—
Other assets	2,810	2,672
Total assets	$1,247,310	$1,018,290

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$287,552	$233,258
Interest-bearing	784,983	656,248
Total deposits	1,072,535	889,506

Other liabilities and accrued expenses	8,506	4,127
Total liabilities	1,081,041	893,633
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2019 and September 30, 2018
(Dollars in thousands, except per share amounts)

	June 30, 2019	September 30, 2018
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,340,928 shares issued and outstanding - June 30, 2019 7,401,177 shares issued and outstanding - September 30, 2018	43,398	14,394
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	—	(133)
Retained earnings	122,904	110,525
Accumulated other comprehensive loss	(33)	(129)
Total shareholders’ equity	166,269	124,657
Total liabilities and shareholders’ equity	$1,247,310	$1,018,290
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income
Loans receivable and loans held for sale	$12,459	$9,530	$36,457	$28,342
Investment securities	339	51	915	147
Dividends from mutual funds, FHLB stock and other investments	43	31	121	83
Interest-bearing deposits in banks and CDs	1,344	845	3,849	2,209
Total interest and dividend income	14,185	10,457	41,342	30,781

Interest expense
Deposits	1,248	730	3,332	1,996
Total interest expense	1,248	730	3,332	1,996

Net interest income	12,937	9,727	38,010	28,785

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	12,937	9,727	38,010	28,785

Non-interest income
Recoveries (other than temporary impairment "OTTI") on investment securities	14	19	46	60
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes	—	—	(12)	(5)
Net recoveries on investment securities	14	19	34	55
Gain on sale of investment securities held to maturity, net	47	—	47	—
Service charges on deposits	1,175	1,137	3,581	3,447
ATM and debit card interchange transaction fees	1,090	921	2,896	2,648
BOLI net earnings	188	134	1,502	407
Gain on sales of loans, net	520	435	1,194	1,427
Escrow fees	54	47	150	158
Servicing income on loans sold	110	121	375	354
Fee income from non-deposit investment sales	6	28	43	74
Other, net	334	303	922	794
Total non-interest income, net	3,538	3,145	10,744	9,364

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Non-interest expense
Salaries and employee benefits	$4,501	$3,912	$13,974	$11,862
Premises and equipment	998	795	2,946	2,361
Loss (gain) on sales/dispositions of premises and equipment, net	—	—	8	(113)
Advertising	177	205	543	591
OREO and other repossessed assets, net	145	(92)	247	114
ATM and debit card interchange transaction fees	364	334	1,174	982
Postage and courier	131	104	379	340
State and local taxes	237	169	642	498
Professional fees	267	368	687	829
Federal Deposit Insurance Corporation ("FDIC") insurance	72	101	243	242
Loan administration and foreclosure	73	76	244	247
Data processing and telecommunications	987	465	2,667	1,427
Deposit operations	391	285	1,049	815
Amortization of CDI	120	—	339	—
Other	504	400	1,665	1,324
Total non-interest expense	8,967	7,122	26,807	21,519

Income before income taxes	7,508	5,750	21,947	16,630

Provision for income taxes	1,552	1,334	4,262	4,331

Net income	$5,956	$4,416	$17,685	$12,299

Net income per common share
Basic	$0.71	$0.60	$2.13	$1.68
Diluted	$0.70	$0.59	$2.09	$1.64

Weighted average common shares outstanding
Basic	8,338,637	7,345,618	8,313,913	7,328,702
Diluted	8,482,360	7,535,157	8,468,212	7,518,447

Dividends paid per common share	$0.25	$0.23	$0.63	$0.47

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Comprehensive income
Net income	$5,956	$4,416	$17,685	$12,299
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $3, ($1), $2 and ($5), respectively	9	(7)	7	(32)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of ($1), $0, ($1) and ($2), respectively	(4)	—	(4)	(6)
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $0, $0, $3 and $1, respectively	—	—	9	4
Accretion of OTTI on investment securities held to maturity, net of income taxes of $2, $2, $6 and $8, respectively	7	5	21	24
Total other comprehensive income (loss), net of income taxes	12	(2)	33	(10)

Total comprehensive income	$5,968	$4,414	$17,718	$12,289

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, March 31, 2018	7,390,227	$13,891	$(265)	$104,349	$(132)	$117,843
						—
Net income	—	—	—	4,416	—	4,416
Other comprehensive loss	—	—	—	—	(2)	(2)
Exercise of stock options	5,700	58	—	—	—	58
Common stock dividends ($0.23 per common share)	—	—	—	(1,700)	—	(1,700)
Earned ESOP shares, net of income taxes	—	170	66	—	—	236
Stock option compensation expense	—	43	—	—	—	43

Balance, June 30, 2018	7,395,927	14,162	(199)	107,065	(134)	120,894

Balance, March 31, 2019	8,336,419	43,351	—	119,032	(45)	162,338

Net income	—	—	—	5,956	—	5,956
Other comprehensive income	—	—	—	—	12	12
Repurchase of common stock	(2,831)	(70)	—	—	—	(70)
Exercise of stock options	7,340	57	—	—	—	57
Common stock dividends ($0.25 per common share)	—	—	—	(2,084)	—	(2,084)
Earned ESOP shares, net of income taxes	—	7	—	—	—	7
Stock option compensation expense	—	53	—	—	—	53

Balance, June 30, 2019	8,340,928	$43,398	$—	$122,904	$(33)	$166,269

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre-hensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2017	7,361,077	$13,286	$(397)	$98,235	$(124)	$111,000
Net income	—	—	—	12,299	—	12,299
Other comprehensive loss	—	—	—	—	(10)	(10)
Exercise of stock options	34,850	292	—	—	—	292
Common stock dividends ($0.47 per common share)	—	—	—	(3,469)	—	(3,469)
Earned ESOP shares, net of income taxes	—	454	198	—	—	652
Stock option compensation expense	—	130	—	—	—	130
Balance, June 30, 2018	7,395,927	14,162	(199)	107,065	(134)	120,894

Balance, September 30, 2018	7,401,177	14,394	(133)	110,525	(129)	124,657
Net income	—	—	—	17,685	—	17,685
Other comprehensive income	—	—	—	—	33	33
Repurchase of common stock	(2,831)	(70)	—	—	—	(70)
Common stock issued for business combination	904,826	28,267	—	—	—	28,267
Exercise of stock options	37,756	340	—	—	—	340
Common stock dividends ($0.63 per common share)	—	—	—	(5,243)	—	(5,243)
Earned ESOP shares, net of income taxes	—	308	133	—	—	441
Stock option compensation expense	—	159	—	—	—	159
Adoption of Accounting Standards Update ("ASU") 2016-01	—	—	—	(63)	63	—
Balance, June 30, 2019	8,340,928	$43,398	$—	$122,904	$(33)	$166,269

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$17,685	$12,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,232	940
Accretion of discount on purchased loans	(457)	—
Amortization of CDI	339	—
Earned ESOP shares	441	652
Stock option compensation expense	159	130
Net recoveries on investment securities	(34)	(55)
Change in fair value of investments in equity securities	(34)	—
Gain on sale of investment securities held to maturity	(47)	—
Gain on sales of OREO and other repossessed assets, net	(31)	(217)
Provision for OREO losses	23	224
Gain on sales of loans, net	(1,194)	(1,427)
Loss (gain) on sales/disposition of premises and equipment, net	8	(113)
Loans originated for sale	(48,542)	(46,256)
Proceeds from sales of loans	48,183	48,961
Amortization of MSRs	476	363
BOLI net earnings	(474)	(407)
BOLI death benefit in excess of cash surrender value	(1,028)	—
Increase in deferred loan origination fees	201	3
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	659	1,445
Net cash provided by operating activities	17,565	16,542

Cash flows from investing activities
Net increase in CDs held for investment	(14,921)	(20,098)
Proceeds from sale of investment securities available for sale	2,332	—
Proceeds from sale of investment securities held to maturity	2,937	—
Proceeds from maturities and prepayments of investment securities held to maturity	5,266	413
Purchase of investment securities held to maturity	(13,229)	(1,111)
Proceeds from maturities and prepayments of investment securities available for sale	906	28
Purchase of FHLB stock	(42)	(83)
Increase in loans receivable, net	(26,882)	(27,287)
Additions to premises and equipment	(2,040)	(1,387)
Proceeds from sales of premises and equipment	—	463
Cash acquired, net of cash consideration paid in business combination	14,284	—
Escrow deposit for business combination	6,900	—
Proceeds from death benefit on BOLI	2,059	—
Proceeds from sales of OREO and other repossessed assets	318	1,506
Net cash used in investing activities	(22,112)	(47,556)
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2019	2018
Cash flows from financing activities
Net increase in deposits	$31,491	$42,829
Proceeds from exercise of stock options	340	292
Repurchase of common stock	(70)	—
Payment of dividends	(5,243)	(3,469)
Net cash provided by financing activities	26,518	39,652

Net increase in cash and cash equivalents	21,971	8,638
Cash and cash equivalents
Beginning of period	148,864	148,188
End of period	$170,835	$156,826

Supplemental disclosure of cash flow information
Income taxes paid	$3,845	$2,208
Interest paid	3,247	1,939

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$91	$324
Other comprehensive income (loss) related to investment securities	33	(10)

Business Combination (see Note 2)
Fair value of assets acquired	$180,518	$—
Fair value of liabilities assumed	$154,829	$—

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Timberland Bank (the "Bank") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018 (“2018 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2019.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2019 presentation with no change to previously reported net income or total shareholders’ equity.

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

The following table summarizes the fair value of consideration paid, the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, and the resulting goodwill relating to the transaction:

	At October 1, 2018
	Book Value	Fair Value Adjustment	Estimated Fair Value
	(Dollars in thousands)
Total merger consideration			$35,170

Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired:
Cash and cash equivalents	$21,187	$—	21,187
CDs held for investment	2,973	—	2,973
FHLB stock	205	—	205
Investment securities held to maturity	19,891	(189)	19,702
Investment securities available for sale	5,022	—	5,022
Loans receivable	123,627	(2,083)	121,544
Premises and equipment	3,225	112	3,337
OREO	25	—	25
Accrued interest receivable	554	—	554
BOLI	2,629	—	2,629
CDI	—	2,483	2,483
MSRs	285	(4)	281
Other assets	1,087	(511)	576
Total assets	180,710	(192)	180,518

Liabilities assumed:
Deposits	151,378	160	151,538
Other liabilities and accrued expenses	3,291	—	3,291
Total liabilities assumed	154,669	160	154,829
Total identifiable net assets acquired	$26,041	$(352)	25,689
Goodwill recognized			$9,481

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

The operating results of the Company for the three and nine months ended June 30, 2019 include the operating results produced by the net assets acquired in the South Sound Merger since the October 1, 2018 merger date. The table below presents the significant operating results of the acquired business since the October 1, 2018 merger date:

	Three Months Ended June 30, 2019	Nine Months Ended June 30, 2019
	(Dollars in thousands)
Interest income: Interest and fees on loans (1)	$1,739	$5,345
Interest income: Interest and dividends on investment securities and FHLB stock	129	515
Interest income: Other interest earning assets	205	474
Interest expense	(200)	(484)
Provision for loan losses	—	—
Non-interest income	138	408
Non-interest expense (2)	(1,002)	(2,546)
Net effect, pre-tax	$1,009	$3,712
_________________________
(1) Includes the accretion of the fair value discount on the purchased loans of $69,000 and $457,000, respectively, for the three and nine months ended June 30, 2019.
(2) Excludes certain compensation and employee benefits for management, and excludes certain other non-interest expenses that are impracticable to determine due to the integration of the operations for this merger. Also includes certain acquisition-related costs of $328,000 and $447,000, respectively, incurred by the Company for the three and nine months ended June 30, 2019.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the nine months ended June 30, 2019 and 2018. This unaudited estimated pro forma information was calculated as if South Sound Bank had been acquired as of the beginning of the fiscal year ended September 30, 2018. This unaudited pro forma information combines the historical results of South Sound Bank with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the transaction occurred at the beginning of the fiscal year ended September 30, 2018. The unaudited pro forma information does not consider any changes to the provision for loan losses resulting from recording loans at fair value. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Unaudited Pro Forma Nine Months Ended June 30,
	2019	2018
	(Dollars in thousands except per share data)
Total revenues (net interest income plus non-interest income)	$48,754	$43,958
Net income	18,038	13,824
Basic net income per common share	2.17	1.68
Diluted net income per common share	2.13	1.64

During the nine months ended June 30, 2019 and 2018, the Company incurred acquisition-related expenses of $447,000 and $317,000, respectively, related to the South Sound Merger, which are included in professional fees in the accompanying consolidated statement of income. South Sound Bank incurred acquisition-related expenses of $143,000 for the nine months ended June 30, 2018 related to the South Sound Merger. These acquisition-related expenses incurred by the Company and South Sound Bank are not included in the unaudited pro forma information presented for the nine months ended June 30, 2019 and 2018.

The Company expects to incur additional acquisition-related expenses of approximately $450,000 in the quarter ending September 30, 2019. These expenses are related to the conversion of South Sound Bank's current core processing and ancillary information technology systems to the Company's new core processing system.

(3) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2019 and September 30, 2018 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2019
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$29,305	$966	$(2)	$30,269
Private label residential	345	499	(2)	842
U.S. Treasury and U.S government agency securities	7,995	—	(15)	7,980
Total	$37,645	$1,465	$(19)	$39,091

Available for sale
MBS: U.S. government agencies	$2,013	$22	$(7)	$2,028
Total	$2,013	$22	$(7)	$2,028

September 30, 2018
Held to maturity
MBS:
U.S. government agencies	$1,385	$8	$(21)	$1,372
Private label residential	460	552	(2)	1,010
U.S. Treasury and U.S. government agency securities	10,965	—	(83)	10,882
Total	$12,810	$560	$(106)	$13,264

Available for sale
MBS: U.S. government agencies	$231	$7	$(1)	$237
Mutual funds	1,000	—	(83)	917
Total	$1,231	$7	$(84)	$1,154

Held to maturity and available for sale investment securities with unrealized losses were as follows as of June 30, 2019 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$64	$(1)	2	$53	$(1)	5	$117	$(2)
Private label residential	2	—	1	38	(2)	7	40	(2)
U.S. Treasury and U.S. government agency securities	4,996	(1)	1	2,984	(14)	1	7,980	(15)
Total	$5,062	$(2)	4	$3,075	$(17)	13	$8,137	$(19)

Available for sale
MBS: U.S. government agencies	$1,074	$(7)	1	$—	$—	—	$1,074	$(7)
Total	$1,074	$(7)	1	$—	$—	—	$1,074	$(7)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2018 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$954	$(20)	2	$64	$(1)	5	$1,018	$(21)
Private label residential	—	—	—	50	(2)	8	50	(2)
U.S. Treasury and U.S. government agency securities	7,946	(22)	2	2,935	(61)	1	10,881	(83)
Total	$8,900	$(42)	4	$3,049	$(64)	14	$11,949	$(106)

Available for sale
MBS:
U.S. government agencies	$34	$(1)	1	$—	$—	—	$34	$(1)
Mutual funds	—	—	—	917	(83)	1	917	(83)
Total	$34	$(1)	1	$917	$(83)	1	$951	$(84)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their fair value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Furthermore, as of June 30, 2019, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of June 30, 2019 and 2018:

	Range		Weighted
	Minimum	Maximum	Average
June 30, 2019
Constant prepayment rate	6.00%	15.00%	11.52%
Collateral default rate	—%	11.28%	5.28%
Loss severity rate	—%	78.00%	37.73%

June 30, 2018
Constant prepayment rate	6.00%	15.00%	11.58%
Collateral default rate	—%	12.31%	5.51%
Loss severity rate	—%	74.00%	42.49%

The following table presents the OTTI recoveries (losses) for the three and nine months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$14	$—	$19	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—	—	—
Net recoveries recognized in earnings (2)	$14	$—	$19	$—

	Nine Months Ended June 30, 2019		Nine Months Ended June 30, 2018
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$46	$—	$60	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	(12)	—	(5)	—
Net recoveries recognized in earnings (2)	$34	$—	$55	$—

_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended June 30,
	2019	2018
Beginning balance of credit loss	$1,153	$1,301
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	13	14
Subtractions:
Realized losses previously recorded as credit losses	(16)	(69)
Recovery of prior credit loss	(47)	(55)
Ending balance of credit loss	$1,103	$1,191

During the nine months ended June 30, 2019, the Company recorded a $16,000 net realized loss (as a result of investment securities being deemed worthless) on 17 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the nine months ended June 30, 2018, the Company recorded a $69,000 net realized loss (as a result of investment securities being deemed worthless) on 17 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $11.59 million and $12.10 million at June 30, 2019 and September 30, 2018, respectively.

The contractual maturities of debt securities at June 30, 2019 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$8,034	$8,019	$—	$—
Due after one year to five years	1,028	1,032	156	156
Due after five years to ten years	5,945	6,245	188	189
Due after ten years	22,638	23,795	1,669	1,683
Total	$37,645	$39,091	$2,013	$2,028

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price of the Company's common stock. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was determined not to be impaired at May 31, 2019.

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

As of June 30, 2019, management believes that there have been no events or changes in the circumstances since May 31, 2019 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

The following table presents the change in the carrying amount of goodwill for the period indicated (dollars in thousands).

Nine Months Ended June 30,
2019
Balance at the beginning of the period	$5,650
Addition as a result of the South Sound Merger (see Note 2)	9,481
Balance at the end of the period	$15,131

The following table presents the change in CDI for the period indicated (dollars in thousands).

Nine Months Ended June 30,
2019
Balance at the beginning of the period	$—
Addition as a result of the South Sound Merger (see Note 2)	2,483
Amortization	(339)
Balance at the end of the period	$2,144

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2019 are reported net of unamortized discounts totaling $1.57 million.

Loans receivable by portfolio segment consisted of the following at June 30, 2019 and September 30, 2018 (dollars in thousands):

	June 30, 2019		September 30, 2018
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$129,050	13.2%	$115,941	14.1%
Multi-family	70,374	7.2	61,928	7.5
Commercial	418,778	42.7	345,113	42.0
Construction - custom and owner/builder	130,516	13.3	119,555	14.6
Construction - speculative one- to four-family	18,165	1.9	15,433	1.9
Construction - commercial	41,805	4.3	39,590	4.8
Construction - multi-family	29,400	2.9	10,740	1.3
Construction - land development	3,047	0.3	3,040	0.4
Land	26,653	2.7	25,546	3.1
Total mortgage loans	867,788	88.5	736,886	89.8

Consumer loans:
Home equity and second mortgage	42,204	4.3	37,341	4.5
Other	4,450	0.5	3,515	0.5
Total consumer loans	46,654	4.8	40,856	5.0

Commercial business loans	65,185	6.7	43,053	5.2

Total loans receivable	979,627	100.0%	820,795	100.0%
Less:
Undisbursed portion of construction loans in process	93,176		83,237
Deferred loan origination fees, net	2,838		2,637
Allowance for loan losses	9,631		9,530
	105,645		95,404
Loans receivable, net	$873,982		$725,391
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $3,338 and $1,785 at June 30, 2019 and September 30, 2018, respectively.

Allowance for Loan Losses
The following tables set forth information for the three and nine months ended June 30, 2019 and 2018 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2019
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,154	$(36)	$—	$—	$1,118
Multi-family	470	(32)	—	—	438
Commercial	4,122	(70)	—	—	4,052
Construction – custom and owner/builder	666	36	—	—	702
Construction – speculative one- to four-family	249	(28)	—	—	221
Construction – commercial	384	—	—	—	384
Construction – multi-family	272	95	—	—	367
Construction – land development	244	(118)	—	—	126
Land	649	48	(46)	5	656
Consumer loans:
Home equity and second mortgage	667	(21)	(1)	—	645
Other	112	(25)	(1)	1	87
Commercial business loans	752	151	(93)	25	835
Total	$9,741	$—	$(141)	$31	$9,631

	Nine Months Ended June 30, 2019
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,086	$(35)	$—	$67	$1,118
Multi-family	433	5	—	—	438
Commercial	4,248	(346)	—	150	4,052
Construction – custom and owner/builder	671	31	—	—	702
Construction – speculative one- to four-family	178	43	—	—	221
Construction – commercial	563	(179)	—	—	384
Construction – multi-family	135	232	—	—	367
Construction – land development	49	77	—	—	126
Land	844	(155)	(46)	13	656
Consumer loans:
Home equity and second mortgage	649	1	(5)	—	645
Other	117	(29)	(4)	3	87
Commercial business loans	557	355	(102)	25	835
Total	$9,530	$—	$(157)	$258	$9,631

	Three Months Ended June 30, 2018
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,060	$(33)	$—	$—	$1,027
Multi-family	386	21	—	—	407
Commercial	4,198	(15)	—	—	4,183
Construction – custom and owner/builder	705	(38)	—	—	667
Construction – speculative one- to four-family	99	34	—	—	133
Construction – commercial	445	74	—	—	519
Construction – multi-family	284	(137)	—	—	147
Construction – land development	48	32	—	—	80
Land	691	64	(16)	5	744
Consumer loans:
Home equity and second mortgage	945	1	—	—	946
Other	120	2	(1)	—	121
Commercial business loans	563	(5)	—	—	558
Total	$9,544	$—	$(17)	$5	$9,532

	Nine Months Ended June 30, 2018
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,082	$(55)	$—	$—	$1,027
Multi-family	447	(40)	—	—	407
Commercial	4,184	27	(28)	—	4,183
Construction – custom and owner/builder	699	(32)	—	—	667
Construction – speculative one- to four-family	128	(6)	—	11	133
Construction – commercial	303	216	—	—	519
Construction – multi-family	173	(26)	—	—	147
Construction – land development	—	80	—	—	80
Land	918	(172)	(16)	14	744
Consumer loans:
Home equity and second mortgage	983	(37)	—	—	946
Other	121	2	(3)	1	121
Commercial business loans	515	43	—	—	558
Total	$9,553	$—	$(47)	$26	$9,532

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at June 30, 2019 and September 30, 2018 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2019
Mortgage loans:
One- to four-family	$—	$1,118	$1,118	$1,220	$127,830	$129,050
Multi-family	—	438	438	—	70,374	70,374
Commercial	—	4,052	4,052	3,255	415,523	418,778
Construction – custom and owner/builder	—	702	702	—	70,237	70,237
Construction – speculative one- to four-family	—	221	221	—	10,545	10,545
Construction – commercial	—	384	384	—	27,567	27,567
Construction – multi-family	—	367	367	—	18,418	18,418
Construction – land development	—	126	126	—	2,990	2,990
Land	37	619	656	422	26,231	26,653
Consumer loans:
Home equity and second mortgage	—	645	645	606	41,598	42,204
Other	8	79	87	14	4,436	4,450
Commercial business loans	214	621	835	749	64,436	65,185
Total	$259	$9,372	$9,631	$6,266	$880,185	$886,451

September 30, 2018
Mortgage loans:
One- to four-family	$—	$1,086	$1,086	$1,054	$114,887	$115,941
Multi-family	—	433	433	—	61,928	61,928
Commercial	—	4,248	4,248	2,446	342,667	345,113
Construction – custom and owner/builder	—	671	671	—	67,024	67,024
Construction – speculative one- to four-family	—	178	178	—	7,107	7,107
Construction – commercial	—	563	563	—	23,440	23,440
Construction – multi-family	—	135	135	—	5,983	5,983
Construction – land development	—	49	49	—	1,567	1,567
Land	34	810	844	243	25,303	25,546
Consumer loans:
Home equity and second mortgage	—	649	649	359	36,982	37,341
Other	—	117	117	—	3,515	3,515
Commercial business loans	63	494	557	170	42,883	43,053
Total	$97	$9,433	$9,530	$4,272	$733,286	$737,558

The following tables present an analysis of loans by aging category and portfolio segment at June 30, 2019 and September 30, 2018 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2019
Mortgage loans:
One- to four-family	$161	$—	$723	$—	$884	$128,166	$129,050
Multi-family	—	—	—	—	—	70,374	70,374
Commercial	—	—	836	—	836	417,942	418,778
Construction – custom and owner/builder	—	—	—	—	—	70,237	70,237
Construction – speculative one- to four- family	—	—	—	—	—	10,545	10,545
Construction – commercial	—	—	—	—	—	27,567	27,567
Construction – multi-family	—	—	—	—	—	18,418	18,418
Construction – land development	—	—	—	—	—	2,990	2,990
Land	—	—	422	—	422	26,231	26,653
Consumer loans:
Home equity and second mortgage	—	—	606	—	606	41,598	42,204
Other	10	—	14	—	24	4,426	4,450
Commercial business loans	—	—	749	—	749	64,436	65,185
Total	$171	$—	$3,350	$—	$3,521	$882,930	$886,451

September 30, 2018
Mortgage loans:
One- to four-family	$557	$—	$545	$—	$1,102	$114,839	$115,941
Multi-family	—	—	—	—	—	61,928	61,928
Commercial	574	—	—	—	574	344,539	345,113
Construction – custom and owner/ builder	—	—	—	—	—	67,024	67,024
Construction – speculative one- to four- family	—	—	—	—	—	7,107	7,107
Construction – commercial	—	—	—	—	—	23,440	23,440
Construction – multi-family	—	—	—	—	—	5,983	5,983
Construction – land development	—	—	—	—	—	1,567	1,567
Land	40	—	243	—	283	25,263	25,546
Consumer loans:
Home equity and second mortgage	42	—	359	—	401	36,940	37,341
Other	10	16	—	—	26	3,489	3,515
Commercial business loans	—	—	170	—	170	42,883	43,053
Total	$1,223	$16	$1,317	$—	$2,556	$735,002	$737,558
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At June 30, 2019 and September 30, 2018, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at June 30, 2019 and September 30, 2018 (dollars in thousands):

	Loan Grades
June 30, 2019	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$126,094	$302	$566	$2,088	$129,050
Multi-family	70,374	—	—	—	70,374
Commercial	408,798	8,237	636	1,107	418,778
Construction – custom and owner/builder	70,004	233	—	—	70,237
Construction – speculative one- to four-family	10,545	—	—	—	10,545
Construction – commercial	27,567	—	—	—	27,567
Construction – multi-family	18,418	—	—	—	18,418
Construction – land development	2,766	—	—	224	2,990
Land	24,049	956	1,226	422	26,653
Consumer loans:
Home equity and second mortgage	41,369	42	—	793	42,204
Other	4,402	34	—	14	4,450
Commercial business loans	64,374	13	49	749	65,185
Total	$868,760	$9,817	$2,477	$5,397	$886,451

September 30, 2018
Mortgage loans:
One- to four-family	$113,148	$882	$581	$1,330	$115,941
Multi-family	61,928	—	—	—	61,928
Commercial	334,908	8,375	988	842	345,113
Construction – custom and owner/builder	66,720	304	—	—	67,024
Construction – speculative one- to four-family	7,107	—	—	—	7,107
Construction – commercial	23,440	—	—	—	23,440
Construction – multi-family	5,983	—	—	—	5,983
Construction – land development	1,567	—	—	—	1,567
Land	22,810	988	1,505	243	25,546
Consumer loans:
Home equity and second mortgage	36,697	82	—	562	37,341
Other	3,480	—	—	35	3,515
Commercial business loans	42,812	22	49	170	43,053
Total	$720,600	$10,653	$3,123	$3,182	$737,558

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

The following table is a summary of information related to impaired loans by portfolio segment as of June 30, 2019 and for the three and nine months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,220	$1,301	$—	$1,145	$1,089	$18	$53	$15	$47
Commercial	3,255	3,255	—	3,263	2,852	78	158	70	132
Land	279	393	—	174	109	3	3	3	3
Consumer loans:
Home equity and second mortgage	606	606	—	474	423	—	—	—	—
Commercial business loans	200	208	—	203	130	18	20	18	20
Subtotal	5,560	5,763	—	5,259	4,603	117	234	106	202

With an allowance recorded:
Mortgage loans:
Land	143	143	37	268	233	—	—	—	—
Consumer loans:
Home equity and second mortgage	—	—	—	—	38	—	—	—	—
Other	14	14	8	15	7	—	—	—	—
Commercial business loans	549	549	214	430	304	—	25	—	25
Subtotal	706	706	259	713	582	—	25	—	25

Total:
Mortgage loans:
One- to four-family	1,220	1,301	—	1,145	1,089	18	53	15	47
Commercial	3,255	3,255	—	3,263	2,852	78	158	70	132
Land	422	536	37	442	342	3	3	3	3
Consumer loans:
Home equity and second mortgage	606	606	—	474	461	—	—	—	—
Other	14	14	8	15	7	—	—	—	—
Commercial business loans	749	757	214	633	434	18	45	18	45
Total	$6,266	$6,469	$259	$5,972	$5,185	$117	$259	$106	$227
______________________________________________

(1)	For the three months ended June 30, 2019.

(2)	For the nine months ended June 30, 2019.

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
______________________________________________
(1) For the year ended September 30, 2018.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.21 million and $3.28 million in TDRs included in impaired loans at June 30, 2019 and September 30, 2018, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDRs at June 30, 2019 and September 30, 2018 was $69,000 and $97,000, respectively. There were no TDRs for which there was a payment default within the first 12 months of the modification during the nine months ended June 30, 2019.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of June 30, 2019 and September 30, 2018 (dollars in thousands):

	June 30, 2019
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$497	$143	$640
Commercial	2,419	—	2,419
Commercial business loans	—	149	149
Total	$2,916	$292	$3,208

	September 30, 2018
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$509	$—	$509
Commercial	2,446	—	2,446
Land	—	153	153
Commercial business loans	—	170	170
Total	$2,955	$323	$3,278

There were no new TDRs during the nine months ended June 30, 2019.

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

(6) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At June 30, 2019 all shares had been allocated under the Bank's ESOP. At June 30, 2018 there were 45,999 shares that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2019 and 2018 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Basic net income per common share computation
Numerator – net income	$5,956	$4,416	$17,685	$12,299

Denominator – weighted average common shares outstanding	8,338,637	7,345,618	8,313,913	7,328,702

Basic net income per common share	$0.71	$0.60	$2.13	$1.68

Diluted net income per common share computation
Numerator – net income	$5,956	$4,416	$17,685	$12,299

Denominator – weighted average common shares outstanding	8,338,637	7,345,618	8,313,913	7,328,702
Effect of dilutive stock options (1)	143,723	189,539	154,299	189,745
Weighted average common shares outstanding - assuming dilution	8,482,360	7,535,157	8,468,212	7,518,447

Diluted net income per common share	$0.70	$0.59	$2.09	$1.64
____________________________________________
(1) For the three and nine months ended June 30, 2019, average options to purchase 102,050 and 102,353 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive. For the three months ended June 30, 2018, there were no options to purchase shares of common stock that were omitted from the computation of diluted earnings per share because their effect would be anti-dilutive. For the nine months ended June 30, 2018, average options to purchase 38,709 shares of common stock were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three and nine months ended June 30, 2019 and 2018 are as follows (dollars in thousands):

	Three Months Ended June 30, 2019
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$3	$(48)	$(45)
Other comprehensive income	9	3	12
Balance of AOCI at the end of period	$12	$(45)	$(33)

	Nine Months Ended June 30, 2019
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(58)	$(71)	$(129)
Other comprehensive income	7	26	33
Adoption of ASU 2016-01	63	—	63
Balance of AOCI at the end of period	$12	$(45)	$(33)

	Three Months Ended June 30, 2018
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(44)	$(88)	$(132)
Other comprehensive income (loss)	(7)	5	(2)
Balance of AOCI at the end of period	$(51)	$(83)	$(134)

	Nine Months Ended June 30, 2018
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(19)	$(105)	$(124)
Other comprehensive income (loss)	(32)	22	(10)
Balance of AOCI at the end of period	$(51)	$(83)	$(134)

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At June 30, 2019, there were 75,316 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan.

At both June 30, 2019 and 2018, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the nine months ended June 30, 2019 or 2018.

Stock option activity for the nine months ended June 30, 2019 and 2018 is summarized as follows:

	Nine Months Ended June 30, 2019		Nine Months Ended June 30, 2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	380,820	$16.03	380,120	$13.23
Exercised	(37,756)	9.00	(34,850)	8.39
Forfeited	(3,900)	18.63	(5,150)	13.39
Options outstanding, end of period	339,164	$16.79	340,120	$13.73

The aggregate intrinsic value of options exercised during the nine months ended June 30, 2019 and 2018 was $751,000 and $741,000, respectively.

At June 30, 2019, there were 155,750 unvested options with an aggregate grant date fair value of $485,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2019 was $1.09 million.  There were 37,300 options with an aggregate grant date fair value of $88,000 that vested during the nine months ended June 30, 2019.

At June 30, 2018, there were 183,150 unvested options with an aggregate grant date fair value of $454,000. There were 43,900 options with an aggregate grant date fair value of $104,000 that vested during the nine months ended June 30, 2018.

Additional information regarding options outstanding at June 30, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	2,500	$4.33	1.2	2,500	$4.33	1.2
5.86 - 6.00	19,850	5.97	3.3	19,850	5.97	3.3
9.00	52,775	9.00	4.3	52,775	9.00	4.3
10.26 - 10.71	113,189	10.58	5.8	79,989	10.55	5.7
15.67	48,800	15.67	7.3	17,000	15.67	7.3
29.69	56,100	29.69	8.3	11,300	29.69	8.3
31.80	45,950	31.80	9.3	—	N/A	N/A
	339,164	$16.79	6.5	183,414	$11.18	5.3

The aggregate intrinsic value of options outstanding at June 30, 2019 and 2018 was $4.53 million and $8.03 million, respectively.

As of June 30, 2019, unrecognized compensation cost related to non-vested stock options was $401,000, which is expected to be recognized over a weighted average life of 2.14 years.

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

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2019 and September 30, 2018. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2019 and September 30, 2018 were as follows (dollars in thousands):

June 30, 2019	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$2,028	$—	$2,028
Investments in equity securities
Mutual funds	951	—	—	951
Total	$951	$2,028	$—	$2,979

September 30, 2018	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$237	$—	$237
Mutual funds	917	—	—	917
Total	$917	$237	$—	$1,154

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2019 and the year ended September 30, 2018.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2019 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
Land	$—	$—	$106
Consumer loans:
Other	—	—	6
Commercial business loans	—	—	335
Total impaired loans	—	—	447
Investment securities – held to maturity:
MBS - private label residential	—	17	—

OREO and other repossessed assets	—	—	1,719
Total	$—	$17	$2,166

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2019 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$447	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$1,719	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2018 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
Land	$—	$—	$119
Consumer loans:
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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2018 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$226	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$1,913	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a represented fair value for these types of items as of June 30, 2019 and September 30, 2018. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with ASU No. 2016-01, which the Company adopted on October 1, 2018 on a prospective basis, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of June 30, 2019 and September 30, 2018 (dollars in thousands):

	June 30, 2019
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$170,835	$170,835	$170,835	$—	$—
CDs held for investment	81,184	81,184	81,184	—	—
Investment securities	40,624	42,070	8,931	33,139	—
FHLB stock	1,437	1,437	1,437	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,338	3,411	3,411	—	—
Loans receivable, net	873,982	873,520	—	—	873,520
Accrued interest receivable	3,759	3,759	3,759	—	—

Financial liabilities
Time deposits	164,193	165,086	—	—	165,086
Accrued interest payable	310	310	310	—	—

	September 30, 2018
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$148,864	$148,864	$148,864	$—	$—
CDs held for investment	63,290	63,290	63,290	—	—
Investment securities	13,964	14,418	8,812	5,606	—
FHLB stock	1,190	1,190	1,190	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,785	1,814	1,814	—	—
Loans receivable, net	725,391	711,071	—	—	711,071
Accrued interest receivable	2,877	2,877	2,877	—	—

Financial liabilities
Time deposits	141,808	140,831	—	—	140,831
Accrued interest payable	225	225	225	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers, which created FASB Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASC 606 on October 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under superseded ASC 605. There was no cumulative effect adjustment as of

October 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the nine months ended June 30, 2019; however, additional disclosures were incorporated in the footnotes upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Company elected to apply the practical expedient pursuant to ACS 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less. See Note 12 for additional information.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by this ASU relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. This ASU also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements. This ASU amended the new lease standard to give entities another option for transition and to provide lessors with a practical expedient. The transition option allows entities to not apply the new leases standard in comparative periods they present in their financial statements in the year of adoption. The practical expedient provides lessors with an option to not separate non-lease components from the associated lease components when certain criteria are met and requires them to account for the combined component in accordance with ASC 606 if the associated non-lease components are the predominant components. The amendments have the same effective date as ASU No. 2016-02. In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842), Codification Improvements. The amendments in this ASU include the following items: (i) determining the fair value of the underlying assets by lessors that are not manufacturers or dealers; (ii) requiring cash received from lessors from sales-type and direct financing leases to be presented in the cash flow statement within investing activities, and (iii) clarifying interim disclosure requirements. The effective date and transition requirements for the first and second items in this ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 and early adoption is permitted. The effective date and transition requirements for the third item of this ASU are the same as ASU No. 2016-02. The amendments in ASU No. 2016-02 are effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early application of the amendments in this ASU is permitted. The effect of adoption of this ASU will depend on the nature and terms of the Company's leases at the time of adoption. Once adopted, the Company expects to report higher assets and liabilities as a result of including right-of-use assets and lease liabilities related to certain banking offices and certain equipment under non-cancelable operating lease agreements; however, based on current leases the adoption of ASU No. 2016-02 is not expected to have a material impact on the Company's future consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05. This ASU replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, this ASU requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU No. 2016-13 also changes the accounting for purchased credit-impaired debt securities and loans. ASU No. 2016-13 retains many of the current disclosure requirements in GAAP and expands disclosure requirements. ASU No. 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU No. 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2019.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

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

Overview

Timberland Bancorp Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At June 30, 2019, the Company had total assets of $1.25 billion, net loans receivable of $873.98 million, total deposits of $1.07 billion and total shareholders’ equity of $166.27 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set for this report, including consolidated financial statements and related data, relates primarily to the Bank's operations.

On October 1, 2018, the Company completed the South Sound Merger. The operating results for the three and nine months ended June 30, 2019 include the operating results produced by the net assets acquired in the South Sound Merger. For additional information on the South Sound Merger, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

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

Net income is also affected by non-interest income and non-interest expenses.  For the three and nine month periods ended June 30, 2019, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, a BOLI death benefit claim, an increase in the cash surrender value of BOLI, servicing income on loans sold, gain on sale of investment securities and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expenses in certain periods are reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2018 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2018 Form 10-K, other than the accounting for business combinations. See Note 2 of the Notes to Unaudited Financial Statements contained in "Item 1, Financial Statements."

Comparison of Financial Condition at June 30, 2019 and September 30, 2018

The Company’s total assets increased by $229.02 million, or 22.5%, to $1.25 billion at June 30, 2019 from $1.02 billion at September 30, 2018.  The increase in total assets was primarily due to the South Sound Merger, which resulted in a $183.10 million increase in total assets (including goodwill and net of cash consideration paid) at the merger date (October 1, 2018). The increase in assets was primarily comprised of a $148.59 million increase in net loans receivable, a $44.55 million increase in investment securities and CDs held for investment, a $21.97 million increase in cash and cash equivalents, and an $11.63 million increase in goodwill and CDI.

Net loans receivable increased by $148.59 million, or 20.5%, to $873.98 million at June 30, 2019 from $725.39 million at September 30, 2018.  The increase was primarily due to loans acquired in the South Sound Merger ($121.54 million at the merger date) and, to a lesser extent, organic loan growth.

Total deposits increased by $183.03 million, or 20.6%, to $1.07 billion at June 30, 2019 from $889.51 million at September 30, 2018. The increase in total deposits was primarily due to deposits acquired in the South Sound Merger ($151.54 million at the merger date) and, to a lesser extent, organic deposit growth.

Shareholders’ equity increased by $41.61 million, or 33.4%, to $166.27 million at June 30, 2019 from $124.66 million at September 30, 2018.  The increase in shareholders' equity was primarily due to $28.27 million in common stock issued in the South Sound Merger and net income, which was partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $39.87 million, or 18.8%, to $252.02 million at June 30, 2019 from $212.15 million at September 30, 2018.  The increase was primarily due to cash and cash equivalents and CDs held for investment that were acquired in the South Sound Merger ($24.16 million at the merger date) net of cash consideration paid to the South Sound Bank shareholders.

Investment Securities:  Investment securities (including investments in equity securities) increased by $26.66 million, or 190.9%, to $40.62 million at June 30, 2019 from $13.96 million at September 30, 2018. This increase was primarily due to investment securities that were acquired in the South Sound Merger ($24.72 million at the merger date) and the purchase of additional held-to-maturity investment securities during the nine months ended June 30, 2019, which was partially offset by scheduled amortization, prepayments and the sale of several securities that were acquired in the South Sound Merger. For additional information on investment securities, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased by $247,000, or 20.8%, to $1.44 million at June 30, 2019 from $1.19 million at September 30, 2018 due to the FHLB stock acquired in the South Sound Merger and purchases required by the FHLB due to the increase in total assets.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC which was unchanged at $3.00 million at both June 30, 2019 and September 30, 2018. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $148.59 million, or 20.5%, to $873.98 million at June 30, 2019 from $725.39 million at September 30, 2018.  The increase was primarily due to loans acquired in the South Sound Merger ($121.54 million at the merger date) and, to a lesser extent, organic loan growth. The increase consisted of a $73.67 million increase in commercial real estate loans, a $34.58 million increase in construction loans, a $22.13 million increase in commercial business loans, a $13.11 million increase in one- to four-family loans, an $8.45 million increase in multi-family loans, a $5.80 million increase in consumer loans and a $1.11 million increase in land loans. These increases were partially offset by an $9.94 million increase in the undisbursed portion of construction loans in process to $93.18 million at June 30, 2019.

Loan originations increased by $22.19 million, or 9.6%, to $254.16 million for the nine months ended June 30, 2019 from $231.97 million for the nine months ended June 30, 2018.  The increase in loan originations was primarily due to increased loan demand and the funding of several larger multi-family construction projects. The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans decreased by $780,000, or 1.6%, to $48.18 million for the nine months ended June 30, 2019 compared to $48.96 million for the nine months ended June 30, 2018.

For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $4.14 million, or 21.8%, to $23.09 million at June 30, 2019 from $18.95 million at September 30, 2018.  The increase was primarily due to premises and equipment acquired in the South Sound Merger ($3.34 million at the merger date) and a branch remodeling project, which was partially offset by normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $194,000, or 10.1%, to $1.72 million at June 30, 2019 from $1.91 million at September 30, 2018. The decrease was primarily due to the sale of a commercial real estate property.  At June 30, 2019, total OREO and other repossessed assets consisted of 13 individual real estate properties. The properties consisted of 11 land parcels totaling $1.53 million and two commercial real estate properties with a recorded value of $186,000.

BOLI (Bank Owned Life Insurance): BOLI increased by $1.05 million, or 5.3%. to $20.87 million at June 30, 2019 from $19.81 million at September 30, 2018. The increase was primarily due to BOLI acquired in the South Sound Merger ($2.63 million at the merger date) and normal increases in the cash surrender value of the BOLI policies. These increases were partially offset by a death benefit claim in March 2019, which reduced the BOLI cash surrender value by $2.05 million.

Goodwill and CDI:  The recorded amount of goodwill increased by $9.48 million, or 167.78%, to $15.13 million at June 30, 2019 from $5.65 million at September 30, 2018, due to the goodwill recorded in the South Sound Merger. CDI increased to $2.14 million at June 30, 2019 due to $2.48 million of CDI recorded in the South Sound Merger, net of $339,000 in amortization for the nine month period. For additional information on goodwill and CDI, see Notes 2 and 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

BOLI Death Benefit Receivable: BOLI death benefit receivable increased by $1.02 million at June 30, 2019 due to a $1.02 million receivable for a BOLI death benefit claim.

Deposits: Deposits increased by $183.03 million, or 20.6%, to $1.07 billion at June 30, 2019 from $889.51 million at September 30, 2018. The increase in total deposits was primarily due to deposits acquired in the South Sound Merger. The balance of the deposits acquired in the South Sound Merger was $151.54 million at the merger date and $156.20 million at June 30, 2019. The increase in total deposits consisted of a $77.10 million increase in N.O.W. checking account balances, a $54.29 million increase in non-interest bearing demand account balances, a $22.39 million increase in certificates of deposit account balances, a $17.09 million increase in money market account balances and a $12.16 million increase in savings account balances.

Deposits consisted of the following at June 30, 2019 and September 30, 2018 (dollars in thousands):

	June 30, 2019		September 30, 2018
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$287,552	26.8%	$233,258	26.2%
N.O.W. checking	302,390	28.2	225,290	25.3
Savings	163,560	15.3	151,404	17.0
Money market	146,132	13.6	127,791	14.4
Money market - reciprocal	8,708	0.8	9,955	1.1
Certificates of deposit under $250	136,693	12.7	120,443	13.5
Certificates of deposit $250 and over	26,301	2.5	18,164	2.1
Certificates of deposit - brokered	1,199	0.1	3,201	0.4
Total	$1,072,535	100.0%	$889,506	100.0%

Other Liabilities and Accrued Expenses: Other liabilities and accrued expenses increased by $4.38 million, or 106.1%, to $8.51 million at June 30, 2019 from $4.13 million at September 30, 2018. The increase was primarily due to liabilities assumed in the South Sound Merger and accrued expenses related to the conversion of South Sound Bank's current core processing and ancillary information technology systems to the Company's new core processing system.

Shareholders’ Equity:  Total shareholders’ equity increased by $41.61 million, or 33.4%, to $166.27 million at June 30, 2019 from $124.66 million at September 30, 2018.  The increase was primarily due to $28.27 million in common stock issued in the South Sound Merger and net income of $17.69 million for the nine months ended June 30, 2019, which was partially offset by dividend payments to common shareholders of $5.24 million and the repurchase of 2,831 shares of the Company's common stock for $70,450 (an average price of $24.89 per share). At June 30, 2019 there were 219,062 shares remaining to be repurchased under the Company's existing stock repurchase plan. For additional information, see Item 2 of Part II of this form 10-Q.

Asset Quality: The non-performing assets to total assets ratio was 0.43% at June 30, 2019 compared to 0.36% at September 30, 2018. Total non-performing assets increased by $1.74 million, or 47.7%, to $5.37 million at June 30, 2019 from $3.64 million at September 30, 2018. The increase in non-performing assets was primarily due to a $2.03 million increase in non-accrual loans, which was partially offset by a $194,000 decrease in the balance of OREO and other repossessed assets.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2019 and September 30, 2018 (dollars in thousands):

	June 30, 2019	September 30, 2018
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$723	$545
Commercial	836	—
Land	422	243
Consumer loans:
Home equity and second mortgage	606	359
Other	14	—
Commercial business loans	749	170
Total loans accounted for on a non-accrual basis	3,350	1,317

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	3,350	1,317

Non-accrual investment securities	303	406

OREO and other repossessed assets, net (2)	1,719	1,913
Total non-performing assets (3)	$5,372	$3,636

TDRs on accrual status (4)	$2,916	$2,955

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.38%	0.18%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.27%	0.13%

Non-performing assets as a percentage of total assets	0.43%	0.36%

Loans receivable (5)	$883,613	$734,921

Total assets	$1,247,310	$1,018,290
___________________________________
(1) As of June 30, 2019 the balance of non-accrual one- to-four family properties in the process of foreclosure was $363. At September 30, 2018, the balance of non-accrual one- to-four family properties did not include any loans in the process of foreclosure.
(2) As of June 30, 2019 and September 30, 2018, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $292 and $323 reported as non-accrual loans at June 30, 2019 and September 30, 2018, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

 Comparison of Operating Results for the Three and Nine Months Ended June 30, 2019 and 2018

Net income increased by $1.54 million, or 34.9%, to $5.96 million for the quarter ended June 30, 2019 from $4.42 million for the quarter ended June 30, 2018. Net income per diluted common share increased by $0.11, or 18.6%, to $0.70 for the quarter ended June 30, 2019 from $0.59 for the quarter ended June 30, 2018.

Net income increased by $5.39 million, or 43.8%, to $17.69 million for the nine months ended June 30, 2019 from $12.30 million for the nine months ended June 30, 2018. Net income per diluted common share increased $0.45 or 27.4%, to $2.09 for the nine months ended June 30, 2019 from $1.64 for the nine months ended June 30, 2018.

The increase in net income for the three and nine months ended June 30, 2019 was primarily due to increases in net interest income and non-interest income and a reduction in the Company's effective income tax rate. These increases to net income were partially offset by an increase in non-interest expense. The increases in net interest income and non-interest expense were primarily the result of the South Sound Merger, which was completed on October 1, 2018. The increase in non-interest income for the nine months ended June 30, 2019 was primarily due to an increase in BOLI net earnings as a result of a death benefit claim.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $3.21 million, or 33.0%, to $12.94 million for the quarter ended June 30, 2019 from $9.73 million for the quarter ended June 30, 2018. The increase in net interest income was primarily due to a 24.0% increase in average interest-earning assets, primarily as a result of the South Sound Merger. Net interest income also increased due to increases in short-term market interest rates, which resulted in yields increasing on interest-earning assets at a greater rate than the cost of deposits.

Total interest and dividend income increased by $3.73 million, or 35.7%, to $14.19 million for the quarter ended June 30, 2019 from $10.46 million for the quarter ended June 30, 2018, due to increases in the average balance and to a lesser extent, the average yield of interest-earning assets. Average total interest-earning assets increased by $222.90 million, or 24.0%, to $1.15 billion for the quarter ended June 30, 2019 from $930.31 million for the quarter ended June 30, 2018, primarily due to interest-earning assets acquired in the South Sound Merger. Average loans receivable increased by $158.65 million, or 21.8%, average investment securities increased by $34.02 million, or 411.1%, and average interest-bearing deposits in banks and CDs increased by $29.95 million, or 15.8%, between the periods. The average yield on interest-earning assets increased to 4.92% for the quarter ended June 30, 2019 from 4.50% for the quarter ended June 30, 2018. The increase in the average yield on interest-earning assets was primarily due to increases in short-term interest rates as the Federal Reserve steadily increased the targeted Fed Funds rate by 1.00% during 2018. During the quarter ended June 30, 2019, interest income on loans receivable increased by $69,000 due to the accretion of the fair value discount on loans acquired in the South Sound Merger. During the quarter ended June 30, 2019, there was a total of $186,000 of non-accrual interest and pre-payment penalties collected compared to $10,000 collected for the quarter ended June 30, 2018.

Total interest expense increased by $518,000, or 71.0%, to $1.25 million for the quarter ended June 30, 2019 from $730,000 for the quarter ended June 30, 2018. The increase in interest expense was due to increases in the average cost and to a lesser extent, the average balance of interest-bearing deposits. Average interest-bearing deposits increased by $132.95 million, or 20.5%, to $779.93 million for the quarter ended June 30, 2019 from $646.98 million for the quarter ended June 30, 2018, primarily due to the interest-bearing deposits acquired in the South Sound Merger. The average cost of deposits increased to 0.64% for the quarter ended June 30, 2019 from 0.45% for the quarter ended June 30, 2018, as market interest rates for deposits increased.

Net interest income increased by $9.23 million, or 32.0%, to $38.01 million for the nine months ended June 30, 2019 from $28.79 million for the nine months ended June 30, 2018.

Total interest and dividend income increased by $10.56 million, or 34.3%, to $41.34 million for the nine months ended June 30, 2019 from $30.78 million for the nine months ended June 30, 2018, primarily due to increases in the average balance and to a lesser extent, the average yield on interest-earning assets. Average total interest-earning assets increased by $213.19 million, or 23.3%, to $1.13 billion for the nine months ended June 30, 2019 from $916.51 million for the nine months ended June 30, 2018. Average loans receivable increased by $156.84 million, or 21.8%, average investment securities increased by $28.73 million, or 362.1%, and average interest-bearing deposits in banks and CDs increased by $27.38 million, or 14.8%, between the periods. The average yield on interest-earning assets increased to 4.88% for the nine months ended June 30, 2019 from 4.48% for the nine months ended June 30, 2018.

Total interest expense increased by $1.34 million, or 66.9%, to $3.33 million for the nine months ended June 30, 2019 from $2.00 million for the nine months ended June 30, 2018. The increase in interest expense was primarily due to increases in the average cost and to a lesser extent, the average balance of interest-bearing deposits. Average interest bearing deposits increased $126.89 million, or 19.8%, to $766.29 million for the nine months ended June 30, 2019 from $639.40 million for the nine months ended June 30, 2018, primarily due to the interest-bearing deposits acquired in the South Sound Merger. The average cost of interest-bearing deposits increased to 0.58% for the nine months ended June 30, 2019 from 0.42% for the nine months ended June 30, 2018, as market interest rates and competition for deposits increased.

As a result of these changes, the net interest margin ("NIM") increased to 4.49% for the quarter ended June 30, 2019 from 4.18% for the quarter ended June 30, 2018. For the nine months ended June 30, 2019 the NIM increased to 4.49% from 4.19% for the nine months ended June 30, 2018.

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

	Three Months Ended June 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$886,460	$12,459	5.62%	$727,807	$9,530	5.24%
Investment securities (2)	42,300	339	3.22	8,277	51	2.46
Dividends from mutual funds, FHLB stock and other investments	5,377	43	3.20	5,101	31	2.43
Interest-bearing deposits in banks and CDs	219,070	1,344	2.45	189,120	845	1.79
Total interest-earning assets	1,153,207	14,185	4.92	930,305	10,457	4.50
Non-interest-earning assets	82,113			60,395
Total assets	$1,235,320			$990,700

Interest-bearing liabilities:
Savings	$163,122	28	0.07	$147,881	22	0.06
Money market	154,238	314	0.82	142,557	202	0.57
N.O.W. checking	300,330	228	0.30	214,256	110	0.21
Certificates of deposit	162,237	678	1.68	142,285	396	1.12
Total interest-bearing liabilities	779,927	1,248	0.64	646,979	730	0.45
Non-interest-bearing deposits	288,308			220,511
Other liabilities	3,405			4,456
Total liabilities	1,071,640			871,946
Shareholders' equity	163,680			118,754
Total liabilities and
shareholders' equity	$1,235,320			$990,700

Net interest income		$12,937			$9,727
Interest rate spread			4.28%			4.05%
Net interest margin (3)			4.49%			4.18%
Ratio of average interest-earning assets to average interest-bearing liabilities			147.86%			142.88%
_______________

(1)
Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans acquired in the South Sound Merger are included with interest and dividends.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Net interest income divided by total average interest-earning assets, annualized.

	Nine Months Ended June 30,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$874,943	$36,457	5.56%	$718,099	$28,342	5.26%
Investment securities (2)	36,670	915	3.33	7,936	147	2.47
Dividends from mutual funds, FHLB stock and other investments	5,302	121	3.04	5,067	83	2.18
Interest-bearing deposits in banks and CDs	212,785	3,849	2.41	185,405	2,209	1.59
Total interest-earning assets	1,129,700	41,342	4.88	916,507	30,781	4.48
Non-interest-earning assets	86,616			59,704
Total assets	$1,216,316			$976,211

Interest-bearing liabilities:
Savings	$162,136	80	0.07	$144,191	63	0.06
Money market	156,538	858	0.73	140,186	520	0.50
N.O.W. checking	289,926	619	0.29	214,828	334	0.21
Certificates of deposit	157,688	1,775	1.50	140,194	1,079	1.03
Total interest-bearing liabilities	766,288	3,332	0.58	639,399	1,996	0.42
Non-interest-bearing deposits	288,624			217,388
Other liabilities	2,681			3,997
Total liabilities	1,057,593			860,784
Shareholders' equity	158,723			115,427
Total liabilities and
shareholders' equity	$1,216,316			$976,211

Net interest income		$38,010			$28,785
Interest rate spread			4.30%			4.06%
Net interest margin (3)			4.49%			4.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			147.42%			143.34%

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

	Three months ended June 30, 2019 compared to three months ended June 30, 2018 increase (decrease) due to			Nine months ended June 30, 2019 compared to nine months ended June 30, 2018 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$737	$2,192	$2,929	$1,650	$6,465	$8,115
Investment securities	20	268	288	67	701	768
Dividends from mutual funds, FHLB stock and other investments	11	1	12	34	4	38
Interest-bearing deposits in banks and CDs	350	149	499	1,276	364	1,640
Total net increase in income on interest-earning assets	1,118	2,610	3,728	3,027	7,534	10,561

Interest-bearing liabilities:
Savings	4	2	6	8	9	17
Money market	94	18	112	272	66	338
N.O.W. checking	64	54	118	147	138	285
Certificates of deposit	220	62	282	548	148	696
Total net increase in expense on interest-bearing liabilities	382	136	518	975	361	1,336

Net increase in net interest income	$736	$2,474	$3,210	$2,052	$7,173	$9,225

Provision for Loan Losses:  There was no provision for (recapture of) loan losses for both the quarters ended June 30, 2019 and 2018. For the quarter ended June 30, 2019 there were net charge-offs of $110,000 compared to net charge-offs of $12,000 for the quarter ended June 30, 2018. Non-accrual loans increased by $2.03 million, or 154.4%, to $3.35 million at June 30, 2019, from $1.32 million at September 30, 2018 and increased by $644,000, or 23.8%, from $2.71 million at June 30, 2018. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $965,000, or 37.8%, to $3.52 million at June 30, 2019, from $2.56 million at September 30, 2018 and increased by $94,000, or 2.7%, from $3.43 million one year ago.

For the nine months ended June 30, 2019 and June 30, 2018 there was no provision for (recapture of) loan losses. Net recoveries for the nine months ended June 30, 2019 were $101,000 compared to net charge-offs of $21,000 for the nine months ended June 30, 2018.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at June 30, 2019 was $259,000 compared to $97,000 at September 30, 2018 and $358,000 at June 30, 2018.

In accordance with GAAP, loans acquired in the South Sound Merger were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Merger was $1.57 million at June 30, 2019. We believe this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Merger.

Based on its comprehensive analysis, management believes the allowance for loan losses of $9.63 million at June 30, 2019 (1.09% of loans receivable and 287.5% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $9.53 million (1.30% of loans receivable and 723.6% of non-performing loans) at September 30, 2018 and $9.53 mil1ion (1.31% of loans receivable and 304.1% of non-performing loans) at June 30, 2018. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $393,000, or 12.5%, to $3.54 million for the quarter ended June 30, 2019 from $3.15 million for the quarter ended June 30, 2018. The increase in non-interest income was primarily due to a $169,000 increase in ATM and debit card interchange fees, an $85,000 increase on gain on sales of loans and smaller increases in several other categories. The increase in ATM and debit card interchange fees was primarily due to an increase in the dollar volume of debit card transactions, which was in part a result of the transaction accounts acquired in the South Sound Merger. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the current quarter.

Total non-interest income for the nine months ended June 30, 2019 increased by $1.38 million, or 14.7%, to $10.74 million from $9.36 million for the nine months ended June 30, 2018, primarily due to a $1.10 million increase in BOLI net earnings, a $248,000 increase in ATM and debit card interchange fees, a $134,000 increase in service charges on deposits and smaller increases in several other categories. Partially offsetting these increases was a $233,000 decrease in gain on sales of loans and smaller decreases in several other categories. The increased BOLI income was primarily the result of a $1.03 million BOLI death benefit claim. The increases in ATM and debit card interchange fees and service charges on deposits were primarily a result of income from the deposit accounts acquired in the South Sound Merger. The decrease in gain on sale of loans was primarily due to a lower average loan sale margin on loans sold and a decrease in the dollar volume of fixed-rate one- to four-family loans sold during the period.

Non-interest Expense:  Total non-interest expense increased by $1.85 million, or 25.9%, to $8.97 million for the quarter ended June 30, 2019 from $7.12 million for the quarter ended June 30, 2018. This increase was primarily due to increases of $589,000 in salaries and employee benefits expense, $522,000 in data processing and telecommunications expense, $237,000 in OREO related expenses, $203,000 in premises and equipment expenses, $120,000 in CDI amortization and smaller increases in several other categories. The increase in salaries and employee benefits expense was primarily due to the additional employees added as a result of the South Sound Merger and annual salary adjustments. The increase in data processing and telecommunications expense was primarily a result of expenses associated with the recent core operating system conversion to the Jack Henry Silverlake platform and the upcoming conversion of the branches acquired in the South Sound Merger to the Silverlake platform. The increase in OREO related expenses was primarily due to a $124,000 gain on sale of an OREO property in the comparable quarter one year ago (which reduced expenses) and higher maintenance costs in the current quarter. The increase in premises and equipment expense was primarily a result of the South Sound Merger and an increase in building maintenance expenses.

Total non-interest expense increased by $5.29 million, or 24.6%, to $26.81 million for the nine months ended June 30, 2019 from $21.52 million for the nine months ended June 30, 2018. This increase was primarily due to increases of $2.11 million in salaries and employee benefits expense, $1.24 million in data processing and telecommunications expense, $585,000 in premises and equipment expenses, $339,000 in CDI amortization and smaller increases in several other categories.

During the nine months ended June 30, 2019, the Company incurred South Sound Merger acquisition related expenses of $447,000, of which $317,000 is included in data processing and telecommunication category and $130,000 is included in the professional fees category. During the nine months ended June 30, 2018, the Company incurred South Sound Merger acquisition related expenses of $270,000, which are included in the professional fees category. The Company is scheduled to fully integrate the branches acquired in the South Sound Merger to the new core operating system in the upcoming quarter and expects to incur approximately $450,000 in conversion related expense during the quarter ending September 30, 2019.

The efficiency ratio for the current quarter improved to 54.43% from 55.33.% for the comparable quarter one year ago as the increases in net interest income and non-interest income outpaced the increase in non-interest expense. The efficiency ratio for the nine months ended June 30, 2019 improved to 54.98% from 56.41% for the nine months ended June 30, 2018.

Provision for Income Taxes: The provision for income taxes increased by $218,000, or 16.3%, to $1.55 million for the quarter ended June 30, 2019 from $1.33 million for the quarter ended June 30, 2018, and decreased by $69,000, or 1.6%, to $4.26 million for the nine months ended June 30, 2019 from $4.33 million for the nine months ended June 30. 2018. The Company's effective tax rate was 20.67% for the quarter ended June 30, 2019 and 23.20% for the quarter ended June 30, 2018. The Company's effective tax rate was 19.42% for the nine months ended June 30, 2019 and 26.04% for the nine months ended June 30, 2018. The decrease in the effective tax rate for the current periods was primarily due to the lower effective corporate federal income tax rate as a result of the Tax Act. A higher percentage of tax-exempt income, primarily due to the BOLI death benefit claim, also contributed to the lower effective tax rate for the nine months ended June 30, 2019.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2019, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 24.93%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $39.87 million, or 18.8%, to $252.02 million at June 30, 2019 from $212.15 million at September 30, 2018. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2019, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 45% of total assets, limited by available collateral. The Bank also has a Letter of Credit ("LOC") of up to $23.00 million with the FHLB for the purpose of collateralizing Washington State public deposits. Any amount pledged for public deposit under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. At June 30, 2019, the Bank had $23.00 million pledged under the LOC, which left $294.12 million available for additional FHLB borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At June 30, 2019, the Bank had $84.02 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At June 30, 2019, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At June 30, 2019, the Bank had loan commitments totaling $96.31 million and undisbursed construction loans in process totaling $93.18 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from June 30, 2019 totaled $89.30 million.

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

Based on its capital levels at June 30, 2019, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2019, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2019 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$147,311	12.11%	$48,654	4.00%	$60,817	5.00%

Risk-based Capital Ratios:
Common equity tier 1 capital	147,311	17.41	38,067	4.50	54,986	6.50

Tier 1 capital	147,311	17.41	50,756	6.00	67,675	8.00

Total capital	157,179	18.58	67,675	8.00	84,594	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At June 30, 2019, the Bank's conservation buffer was 10.41%.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2019, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2019 (dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$150,193	12.32%

Risk-based Capital Ratios:
Common equity tier 1 capital	150,193	17.74

Tier 1 capital	150,193	17.74

Total capital	160,061	18.91

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
PERFORMANCE RATIOS:
Return on average assets	1.93%	1.78%	1.94%	1.68%
Return on average equity	14.56%	14.87%	14.86%	14.21%
Net interest margin	4.49%	4.18%	4.49%	4.19%
Efficiency ratio	54.43%	55.33%	54.98%	56.41%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2018.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended June 30, 2019:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
04/01/2019 - 04/30/2019	—	$—	—	221,893
05/01/2019 - 05/31/2019	—	—	—	221,893
06/01/2019 - 06/30/2019	2,831	24.89	2,831	219,062
Total	2,831	$24.89	2,831	219,062

(1) On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of June 30, 2019, a total of 133,619 shares had been repurchased at an average price of $11.97 per share and there were 219,062 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2019, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

_________________

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 23, 2018.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 28, 2019.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 16, 2007.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

(9)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: August 6, 2019	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements.