Form 10-K
period 2019-09-30
TIMBERLAND BANCORP INC
filed 2019-12-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2019 OR

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
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES         NO    X
As of November 30, 2019, the registrant had 8,345,069 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2019, was $233.3 million (8,336,419 shares at $27.98).  For purposes of this calculation, common stock held by officers and directors of the registrant was included.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (Part III).

TIMBERLAND BANCORP, INC.
2019 ANNUAL REPORT ON FORM 10-K

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

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2020 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's consolidated financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp" or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Bank (the "Bank").  At September 30, 2019, on a consolidated basis, the Company had total assets of $1.25 billion, net loans receivable of $886.66 million, total deposits of $1.07 billion and total shareholders’ equity of $171.07 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corporation.

The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 branches (including its main office in Hoquiam). The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank System since 1937.  The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks (“Division” or “DFI”) and the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve").

On October 1, 2018, the Company completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington ("South Sound Acquisition"). The Company acquired 100% of the outstanding common stock of South Sound Bank, and South Sound Bank was merged into the Bank. The results of operations of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of and for the period since the acquisition date. For additional details see Note 2 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

Market Area

The Bank considers Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties, Washington as its primary market areas.  The Bank conducts operations from:

•	its main office in Hoquiam (Grays Harbor County);

•	five branch offices in Grays Harbor County (Ocean Shores, Montesano, Elma and two branches in Aberdeen);

•	five branch offices in Pierce County (Edgewood, Puyallup, Spanaway, Tacoma and Gig Harbor);

•	seven branch offices in Thurston County (Tumwater, Yelm, three branches in Lacey and two branches in Olympia);

•	two branch offices in Kitsap County (Poulsbo and Silverdale);

•	a branch office in King County (Auburn); and

•	three branch offices in Lewis County (Winlock, Toledo and Chehalis).

For additional information, see “Item 2. Properties.”

Hoquiam, with a population of approximately 8,600, is located in Grays Harbor County which is situated along Washington State’s central Pacific coast.  Hoquiam is located approximately 110 miles southwest of Seattle, Washington and 145 miles northwest of Portland, Oregon.

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

Grays Harbor County has a population of 74,000 according to the United States ("U.S.") Census Bureau 2018 estimates and a median family income of $63,500 according to 2019 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County increased to 6.7% at September 30, 2019 from 5.5% at September 30, 2018.  The median price of a resale home in Grays Harbor County for the quarter ended June 30, 2019 increased 12.0% to $211,400 from $188,800 for the comparable prior year period.  The number of home sales decreased 0.5% for the quarter ended June 30, 2019 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located in the county.

Pierce County is the second most populous county in the state and has a population of 891,000 according to the U.S. Census Bureau 2018 estimates.  The county’s median family income is $80,200 according to 2019 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 5.0% at September 30, 2019 from 4.4% at September 30, 2018. The median price of a resale home in Pierce County for the quarter ended June 30, 2019 increased 5.3% to $372,300 from $353,700 for the comparable prior year period.  The number of home sales decreased 6.3% for the quarter ended June 30, 2019 compared to the same quarter one year earlier.  The Bank has five branches located in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 286,000 according to the U.S. Census Bureau 2018 estimates and a median family income of $83,700 according to 2019 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased to 4.8% at September 30, 2019 from 4.1% at September 30, 2018. The median price of a resale home in Thurston County for the quarter ended June 30, 2019 increased 6.7% to $340,700 from $319,300 for the same quarter one year earlier.  The number of home sales decreased 4.2% for the quarter ended June 30, 2019 compared to the same quarter one year earlier.  The Bank has seven branches located in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 270,000 according to the U.S. Census Bureau 2018 estimates and a median family income of $85,500 according to 2019 HUD estimates.  The Bank has two branches located in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area increased to 4.5% at September 30, 2019 from 4.1% at September 30, 2018.  The median price of a resale home in Kitsap County for the quarter ended June 30, 2019 increased 7.1% to $380,800 from $355,600 for the same quarter one year earlier.  The number of home sales decreased 7.7% for the quarter ended June 30, 2019 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.2 million according to the U.S. Census Bureau 2018 estimates.  The Bank has one branch located in King County.  The county’s median family income is $108,600 according to 2019 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech.  According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 3.0% at September 30, 2019 from 3.4% at September 30, 2018. The median price of a resale home in King County for the quarter ended June 30, 2019 decreased 3.9% to $701,200 from $729,800 for the same quarter one year earlier.  The number of home sales decreased 6.8% for the quarter ended June 30, 2019 compared to the same quarter one year earlier.

Lewis County has a population of 80,000 according to the U.S. Census Bureau 2018 estimates and a median family income of $63,500 according to 2019 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County increased to 5.9% at September 30, 2019 from 5.1% at September 30, 2018. The median price of a resale home in Lewis County for the quarter ended June 30, 2019 increased 15.2% to $258,300 from $224,300 for the same quarter one year earlier.  The number of home sales decreased 3.1% for the quarter ended June 30, 2019 compared to the same quarter one year earlier.  The Bank currently has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, or by commercial real estate and loans for the construction of one- to four-family residences.  The Bank’s net loans receivable totaled $886.66 million at September 30, 2019, representing 71.1% of consolidated total assets, and at that date commercial real estate, construction (including undisbursed loans in process), multi-family and land loans were $749.45 million, or 75.6% of total loans.  Commercial real estate, construction, multi-family, and land loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 20% of its capital plus surplus. According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for loan losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2019, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $32.48 million under this policy.  At September 30, 2019, the largest amount outstanding to any one borrower and the borrower’s related entities was $18.30 million, which was secured by multi-family and commercial real estate properties located in King and Benton counties and were performing according to their loan repayment terms at September 30, 2019.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $16.40 million.  These loans were secured by commercial real estate properties and other business assets located in King County and were performing according to their loan repayment terms at September 30, 2019.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family (1)	$132,661	13.38%	$115,941	14.13%	$118,147	15.05%	$118,560	16.38%	$116,664	17.42%
Multi-family	76,036	7.67	61,928	7.54	58,607	7.47	62,303	8.61	52,322	7.81
Commercial	419,117	42.28	345,113	42.05	328,927	41.91	312,525	43.18	291,216	43.47
Construction - custom and owner/builder	128,848	13.00	119,555	14.57	117,641	14.99	93,049	12.85	62,954	9.40
Construction - speculative one- to four-family	16,445	1.66	15,433	1.88	9,918	1.26	8,106	1.12	6,668	1.00
Construction - commercial	39,566	3.99	39,590	4.82	19,630	2.50	9,365	1.29	20,728	3.09
Construction - multi-family	36,263	3.66	10,740	1.31	21,327	2.72	12,590	1.74	20,570	3.07
Construction - land development	2,404	0.24	3,040	0.37	—	—	—	—	—	—
Land	30,770	3.10	25,546	3.11	23,910	3.05	21,627	2.99	26,140	3.90
Total mortgage loans	882,110	88.98	736,886	89.78	698,107	88.95	638,125	88.16	597,262	89.16

Consumer Loans:
Home equity and second mortgage	40,190	4.05	37,341	4.55	38,420	4.90	39,727	5.49	34,157	5.10
Other	4,312	0.44	3,515	0.43	3,823	0.49	4,139	0.57	4,669	0.70
Total consumer loans	44,502	4.49	40,856	4.98	42,243	5.39	43,866	6.06	38,826	5.80
Commercial business loans (2)	64,764	6.53	43,053	5.24	44,444	5.66	41,837	5.78	33,763	5.04
Total loans receivable	991,376	100.00%	820,795	100.00%	784,794	100.00%	723,828	100.00%	669,851	100.00%

Less:
Undisbursed portion of construction loans in process	(92,226)		(83,237)		(82,411)		(48,627)		(53,457)
Deferred loan origination fees, net	(2,798)		(2,637)		(2,466)		(2,229)		(2,193)
Allowance for loan losses	(9,690)		(9,530)		(9,553)		(9,826)		(9,924)
Total loans receivable, net	$886,662		$725,391		$690,364		$663,146		$604,277
______________

(1)	Does not include loans held-for-sale of $6,071, $1,785, $3,515, $3,604 and $3,051 at September 30, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)    Does not include loans held-for-sale of $84 at September 30, 2017.

Residential One- to Four-Family Lending.  At September 30, 2019, $132.66 million, or 13.4%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal Home Loan Bank of Des Moines ("FHLB").  From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2019, $37.95 million, or 28.6%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually or every three to five years after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are re-priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 4.00%.  The Bank also offers ARM loans tied to The Wall Street Journal prime lending rate ("Prime Rate") index which typically do not have periodic or lifetime adjustment limits.  Loans tied to the Prime Rate normally have margins ranging up to 3.0%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2019, $94.71 million, or 71.4%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

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

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac or the FHLB).  At September 30, 2019, three one- to four-family loans totaling $699,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending.  At September 30, 2019, $76.04 million, or 7.7%, of the Bank’s total loan portfolio was secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term FHLB borrowing, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2019, the Bank’s largest multi-family loan had an outstanding principal balance of $5.29 million and was secured by an apartment building located in Clark County. At September 30, 2019, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements. At September 30, 2019, all multi-family loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending.  Commercial real estate loans totaled $419.12 million, or 42.3%, of the total loan portfolio at September 30, 2019.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as office buildings, retail/wholesale facilities, mini-storage facilities, motels, nursing homes, restaurants and convenience stores, generally located in the Bank’s primary market area.  At September 30, 2019, the largest commercial real estate loan was secured by a medical building in Pierce County, had a balance of $7.93 million and was performing according to its repayment terms.  At September 30, 2019, two commercial real estate loans totaling $779,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank typically requires appraisals of properties securing commercial real estate loans.  For loans that are less than $250,000, the Bank may use an evaluation provided by a third party vendor in lieu of an appraisal.  Appraisals are performed by independent appraisers designated by the Bank.  The Bank considers the quality and location of the real estate, the credit history of the borrower, the cash flow of the project and the quality of management involved with the property when making these loans.  The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 for loans secured by income producing commercial properties.  Loan-to-value ratios on commercial real estate loans are generally limited to not more than 80%.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements.

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

Construction Lending.      The Bank currently originates two types of residential construction loans:  (i) custom construction and owner/builder construction loans and (ii) speculative construction loans.  The Bank believes that its lengthy experience in providing residential construction loans has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending.  The Bank also originates construction loans for multi-family properties, commercial properties, and land development projects.  The Bank's construction loans generally provide for the payment of interest only during the construction phase, which is billed monthly, although during the term of some construction loans no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. At September 30, 2019, the Bank's construction loans totaled $223.53 million, or 22.5% of the Bank's total loan portfolio, including undisbursed loans in process of $92.23 million. All construction loans were performing according to their repayment terms at September 30, 2019. See "Lending Activities - Non-performing Loans and Delinquencies."

At September 30, 2019 and 2018, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2019		2018
	Outstanding Balance	Percent of Total	Outstanding Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$128,848	57.64%	$119,555	63.47%
Speculative one- to four-family	16,445	7.36	15,433	8.19
Commercial real estate	39,566	17.70	39,590	21.02
Multi-family	36,263	16.22	10,740	5.70
Land development	2,404	1.08	3,040	1.62
Total	$223,526	100.00%	$188,358	100.00%

Custom and owner/builder construction loans are originated to home owners and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of these loans generally lasts up to 12 months with fixed interest rates typically ranging from 4.50% to 6.50% and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2019, custom and owner/builder construction loans totaled $128.85 million, or 57.6% of the total construction loan portfolio.  At September 30, 2019, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.76 million (including $788,000 of undisbursed loans in process) and was performing according to its repayment terms.

Speculative one- to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and pay real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates generally ranging from 5.00% to 7.00%, and with a loan-to-value ratio of no more than 80% of the appraised value of the completed property.  At September 30, 2019, speculative one- to four-family construction loans totaled $16.45 million, or 7.4% of the total construction loan portfolio.  At September 30, 2019, the largest aggregate outstanding balance to one borrower for speculative one- to four-family construction loans totaled $2.60 million (including $1.48 million of undisbursed loans in process) and was comprised of eleven loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties.  At September 30, 2019, these loans amounted to $75.83 million, or 33.9%, of construction loan balances compared to $50.33 million, or 26.7%, of construction loan balances at September 30, 2018.  These loans are typically secured by apartment buildings, condominiums, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2019, the largest outstanding multi-family construction loan was secured by an apartment building project in Thurston County and had a balance of $11.0 million (including $10.8 million of undisbursed construction loan proceeds) and was performing according to its repayment terms.  At September 30, 2019, the largest outstanding commercial real estate construction loan was secured by an assisted living facility project in King County and had a balance of $6.10 million. This loan was performing according to its repayment terms at September 30, 2019.

All construction loans must be approved by a member of one of the Bank’s Loan Committees or the Bank’s Board of Directors, or in the case of one- to four-family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter. See “- Lending Activities - Loan Solicitation and

Processing.”  Prior to approval of any construction loan application, an independent fee appraiser inspects the site and prepares an appraisal on an "as completed" basis and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro-forma data and assumptions on the project.  In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder.  After this preliminary review, the application is processed, which includes obtaining credit reports, financial statements and tax returns or verification of income on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.  In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by paying the cost of such overruns directly or by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs, or to the extent available authorizes disbursements from a loan contingency line in the construction budget.

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

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities; generally with ten to 50 lots). At September 30, 2019, land development loans totaled $2.40 million, or 1.1% of the total construction loan portfolio. Currently, the Bank is originating land development loans on a limited basis.  Land development loans are secured by a lien on the property and typically are made for a period of two to five years with fixed or variable interest rates, with loan-to-value ratios generally not exceeding 75%.  Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals (with ownership interests in the borrowing entity of 20% or more) and reviews their personal financial statements. Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans because these loan funds are advanced upon the predicted future value of the developed property upon completion.  If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment.  The Bank has historically attempted to minimize this risk by generally limiting the maximum loan-to-value ratio on land and land development loans to 75% of the estimated developed value of the secured property.

Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes.  At September 30, 2019, land loans totaled $30.77 million, or 3.1%, of the Bank’s total loan portfolio.  Land loans originated by the Bank generally have maturities of one to ten years.  The largest land loan is secured by land in Thurston County, had an outstanding balance of $2.02 million and was performing according to its repayment terms at September 30, 2019.  At September 30, 2019, three land loans totaling $204,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Consumer Lending.  Consumer loans generally have shorter terms to maturity and may have higher interest rates than mortgage loans.  Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At September 30, 2019, consumer loans amounted to $44.50 million, or 4.5%, of the Bank's total loan portfolio.

At September 30, 2019, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $40.19 million, or 4.1%, of the Bank's total loan portfolio.  Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 90% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the Prime Rate.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans in which the Bank is in the first lien position because they are generally secured by mortgages subordinated to the existing first mortgage on the property. For those second mortgage loans and home equity lines credit which the Bank does not hold the existing first mortgage on the property, it is unlikely that the Bank will be successful in recovering all or a portion of the loan balance in the event of default unless the Bank is prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2019, eight consumer loans totaling $626,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans totaled $64.76 million, or 6.5%, of the loan portfolio at September 30, 2019.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the Prime Rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $1.85 million at September 30, 2019 and was performing according to its repayment terms.  At September 30, 2019, ten commercial business loans totaling $725,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank has increased commercial business loan originations made under the U.S. Small Business Administration ("SBA") 7(a) program. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. The terms of these loans vary by purpose and type of underlying collateral. The loans are primarily underwritten on the basis of the borrower's ability to service the loan from income. Under the SBA 7(a) program the loans carry a SBA guaranty for up to 85% of the loan. Typical maturities for this type of loan vary but can be up to ten years. SBA 7(a) loans are all adjustable rate loans based on the Prime Rate. Under the SBA 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans. The Bank generally offers SBA 7(a) loans within a range of $50,000 to $1.50 million.

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

Loan Maturity.  The following table sets forth certain information at September 30, 2019 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,161	$1,978	$4,488	$49,452	$75,582	$132,661
Multi-family	799	3,672	8,604	62,140	821	76,036
Commercial	14,573	29,954	61,206	302,260	11,124	419,117
Construction (1)	223,526	—	—	—	—	223,526
Land	15,923	7,805	3,642	2,014	1,386	30,770
Consumer loans:
Home equity and second mortgage	3,679	5,675	5,026	15,015	10,795	40,190
Other	1,652	249	235	533	1,643	4,312
Commercial business loans	29,533	6,681	9,065	15,238	4,247	64,764
Total	$290,846	$56,014	$92,266	$446,652	$105,598	991,376

Less:
Undisbursed portion of construction loans in process						(92,226)
Deferred loan origination fees, net						(2,798)
Allowance for loan losses						(9,690)
Total loans receivable, net						$886,662
_____________
(1)    Includes $128.85 million of construction/permanent loans, a portion of which may convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2019, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$37,952	$93,548	$131,500
Multi-family	2,222	73,015	75,237
Commercial	83,840	320,704	404,544
Land	9,726	5,121	14,847
Consumer loans:
Home equity and second mortgage	10,459	26,052	36,511
Other	1,610	1,050	2,660
Commercial business loans	12,905	22,326	35,231
Total	$158,714	$541,816	$700,530

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

Loan applications are initiated by loan officers and are required to be approved by an authorized loan officer or Bank underwriter, one of the Bank’s Loan Committees or the Bank’s Board of Directors.  The Bank’s Consumer Loan Committee consists of several underwriters, each of whom can approve one- to four-family mortgage loans and other consumer loans up to and including the current Freddie Mac single-family limit. Loan officers may also be granted individual approval authority for certain loans up to a maximum of $250,000. The approval authority for individual loan officers is granted on a case by case basis by the Bank's Chief Credit Administrator or President.  All construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors, or in the case of one- to four- family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter, subject to their individual or Loan Committee loan limit. The Bank’s Commercial Loan Committee, which consists of the Bank’s President, Chief Credit Administrator, Executive Vice President of Lending and two Senior Vice Presidents of Commercial Lending, may approve commercial real estate loans and commercial business loans up to and including $3.00 million. The Bank’s President, Chief Credit Administrator and Executive Vice President of Lending also have individual lending authority for loans up to and including $750,000. The Bank’s Board Loan Committee, which consists of two rotating non-employee Directors and the Bank’s President, may approve loans up to and including $5.00 million.  Loans in excess of $5.00 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $5.00 million, must be approved by the Bank’s Board of Directors.

Loan Originations, Purchases and Sales.  During the years ended September 30, 2019, 2018 and 2017, the Bank’s total gross loan originations were $356.04 million, $329.59 million and $340.61 million, respectively.  Periodically, the Bank purchases loan participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other banks.  These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the years ended September 30, 2019, 2018 and 2017, the Bank purchased loan participation interests of $8.66 million, $8.40 million and $13.10 million, respectively.

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives. The Bank also began selling the guaranteed portion of some of its SBA 7(a) loans in the secondary market during the year ended September

30, 2016.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2019, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $399.12 million.

The Bank also periodically sells participation interests in construction loans, commercial real estate loans, multi-family and commercial business loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower and to generate fee income.  During the years ended September 30, 2019, 2018 and 2017, the Bank sold loan participation interests of $5.43 million, $253,000, and $9.28 million, respectively.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2019	2018	2017
Loans originated:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$91,669	$81,313	$88,642
Multi-family	12,503	10,362	7,841
Commercial	48,040	68,443	58,777
Construction	160,693	125,683	144,349
Land	9,540	16,300	14,056
Consumer	20,999	20,151	21,999
Commercial business loans	12,591	7,339	4,947
Total loans originated	356,035	329,591	340,611

Loans acquired in the South Sound Acquisition (net of fair value discount)
Mortgage loans:
One- to four-family	10,190	—	—
Multi-family	7,807	—	—
Commercial	64,967	—	—
Construction	11,730	—	—
Consumer	3,918	—	—
Commercial business loans	22,932	—	—
Total loans acquired	121,544	—	—

Loans and loan participations purchased:
Mortgage loans:
Commercial	2,946	—	—
Construction	5,717	7,548	11,100
Commercial business	—	855	2,000
Total loans purchased	8,663	8,403	13,100
Total loans originated, acquired and purchased	486,242	337,994	353,711

Loans sold:
Loan participation interests sold	(5,431)	(253)	(9,284)
Whole loans sold	(67,600)	(66,131)	(72,158)
Total loans sold	(73,031)	(66,384)	(81,442)

Loan principal repayments	(241,656)	(235,609)	(211,303)
Other items, net	(10,284)	(974)	(33,748)
Net increase in loans receivable	$161,271	$35,027	$27,218

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank is generally up to 2.0% of the loan amount.  Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized net deferred loan origination fees totaled $2.80 million at September 30, 2019.

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

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

	At September 30,
	2019	2018	2017	2016	2015
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$699	$545	$874	$914	$2,368
Multi-family	—	—	—	—	760
Commercial	779	—	213	612	1,016
Construction	—	—	—	367	—
Land	204	243	566	548	1,558
Consumer loans	626	359	258	432	338
Commercial business loans	725	170	—	—	—
Total	3,033	1,317	1,911	2,873	6,040

Accruing loans which are contractually past due 90 days or more	—	—	—	135	151
Total of non-accrual and 90 days past due loans	3,033	1,317	1,911	3,008	6,191

Non-accrual investment securities	294	406	533	734	932

Other real estate owned and other repossessed assets (2)	1,683	1,913	3,301	4,117	7,854
Total non-performing assets (3)	$5,010	$3,636	$5,745	$7,859	$14,977

Troubled debt restructured loans on accrual status (4)	$2,903	$2,955	$3,342	$7,629	$12,485

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (5)	0.34%	0.18%	0.27%	0.45%	1.02%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.24%	0.13%	0.20%	0.34%	0.76%

Non-performing assets as a percentage of total assets	0.40%	0.36%	0.60%	0.88%	1.84%

Loans receivable, net (5)	$896,352	$734,921	$699,917	$672,972	$614,201
Total assets	$1,247,132	$1,018,290	$952,024	$891,388	$815,815

_______________
(1)    Includes non-accrual one- to four-family properties in the process of foreclosure totaling $150, $0,
$100, $138 and $1,105 as of September 30, 2019, 2018, 2017, 2016 and 2015, respectively.
(2)    Includes foreclosed residential real estate property totaling $0, $0, $875, $1,071, and $2,868 as of September 30, 2019, 2018, 2017, 2016 and 2015, respectively.
(3)    Does not include troubled debt restructured loans on accrual status.
(4)    Does not include troubled debt restructured loans totaling $366, $323, $253, $531 and $1,233 recorded as non-accrual loans as of September 30, 2019, 2018, 2017, 2016 and 2015, respectively.
(5)    Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The Bank’s non-accrual loans increased by $1.71 million to $3.03 million at September 30, 2019 from $1.32 million at September 30, 2018, primarily as a result of a $779,000 increase in commercial real estate loans, a $555,000 increase in commercial business loans, a $267,000 increase in consumer loans, and a $154,000 increase in one- to four-family mortgage loans, on non-accrual status. These increases were partially offset by a $39,000 decrease in land loans on non-accrual status.  A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.”

Additional interest income which would have been recorded for the year ended September 30, 2019 had non-accruing loans been current in accordance with their original terms totaled $362,000.

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.  At September 30, 2019, the Bank had $1.68 million of OREO and other repossessed assets consisting of 12 individual properties, a decrease of $230,000 from $1.91 million at September 30, 2018.  The OREO properties consisted of 11 land parcels totaling $1.66 million, and one commercial real estate property with a book value of $25,000.  The largest OREO property at September 30, 2019 was an undeveloped land parcel with a balance of $874,000 located in Lewis County.

Restructured Loans.  Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. TDRs are considered impaired and are individually evaluated for impairment. TDRs are classified as either accrual or non-accrual. TDRs are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Bank had TDRs at September 30, 2019 and 2018 totaling $3.27 million and $3.28 million, respectively, of which $366,000 and $323,000, respectively, were on non-accrual status. The allowance for loan losses allocated to TDR loans at September 30, 2019 and 2018 was $56,000 and $97,000, respectively.

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

The categories of non-accrual loans and impaired loans overlap, although they are not identical.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2019, the Bank had $5.94 million in impaired loans.  For additional information on impaired loans, see Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future, are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans (not included in the table above as non-performing) was $4.83 million at September 30, 2019. The vast majority of these loans are collateralized by real estate.  See “Asset Classification” below for additional information regarding the Bank's problem loans.

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

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and the allowance for loan losses at the dates indicated, were as follows:

	At September 30,
	2019	2018	2017
	(Dollars in thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)(2)	5,320	3,182	3,253
Special mention (1)	2,547	3,123	7,783
Total classified and special mention loans	$7,867	$6,305	$11,036

Allowance for loan losses	$9,690	$9,530	$9,553
_____________

(1)	For further information concerning the change in classified assets, see “Non-performing Loans and Delinquencies" above.

(2)	Includes non-performing loans.

Loans classified as substandard increased by $2.14 million to $5.32 million at September 30, 2019 from $3.18 million at September 30, 2018.  At September 30, 2019, 44 loans were classified as substandard. Of the $5.32 million in loans classified as substandard at September 30, 2019, $3.03 million were on non-accrual status.  The largest loan classified as substandard at

September 30, 2019 had a balance of $524,000 and was secured by a single family home in Pierce County. This loan was performing according to its payment terms at September 30, 2019.  The next largest loan classified as substandard at September 30, 2019 had a balance of $493,000 and was secured by a single family home in Pierce County. This loan was performing according to its payment terms at September 30, 2019.

Loans classified as special mention decreased by $576,000 to $2.55 million at September 30, 2019 from $3.12 million at September 30, 2018, primarily as a result of loans being upgraded to an improved risk grade category and loans being paid off during the year ended September 30, 2019. At September 30, 2019, ten loans were classified as special mention. The largest loan classified as special mention at September 30, 2019 had a balance of $623,000 and was secured by land in Grays Harbor County. This loan was performing according to its payment terms at September 30, 2019. The next largest loan classified as special mention at September 30, 2019 had a balance of $561,000 and was secured by a one- to four-family property in Pierce County. This loan was performing according to its payment terms at September 30, 2019.

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

At September 30, 2019, the Bank’s allowance for loan losses totaled $9.69 million.  The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 1.08% and 319.49%, respectively, at September 30, 2019 and 1.30% and 723.61%, respectively, at September 30, 2018. The decrease in the allowance for loan losses as a percentage of total loans receivable was primarily due to loans acquired in the South Sound Acquisition and improvements in several underlying credit quality metrics in the loan portfolio. In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amount, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loans losses is recorded for acquired loans at the acquisition date. The discount recorded on acquired loans is not reflected in the allowance for loan losses or the related allowance coverage ratios, however we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the South Sound Acquisition. The remaining fair value discount on loans acquired in the South Sound Acquisition was $1.39 million at September 30, 2019.

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

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Allowance at beginning of year	$9,530	$9,553	$9,826	$9,924	$10,427
Recapture of loan losses	—	—	(1,250)	—	(1,525)

Recoveries:
Mortgage loans:
One- to four-family	104	—	21	56	264
Multi-family	—	—	—	—	3
Commercial	166	—	1,061	—	4
Construction - custom and owner/builder	2	—	—	—	—
Construction - speculative one- to four-family	—	13	6	2	2
Construction - multi-family	—	—	—	181	1,125
Construction - land development	—	—	—	—	—
Land	18	19	19	24	37
Consumer loans:
Home equity and second mortgage	—	—	—	—	2
Other	6	1	3	2	4
Commercial business loans	25	—	—	5	5
Total recoveries	321	33	1,110	270	1,446

Charge-offs:
Mortgage loans:
One- to four-family	—	—	—	(72)	(220)
Commercial	—	(28)	(13)	(209)	—
Land	(49)	(22)	(110)	(61)	(145)
Consumer loans:
Home equity and second mortgage	(5)	—	—	(18)	(50)
Other	(5)	(6)	(10)	(8)	(9)
Commercial business loans	(102)	—	—	—	—
Total charge-offs	(161)	(56)	(133)	(368)	(424)
Net recoveries (charge-offs)	160	(23)	977	(98)	1,022

Allowance at end of year	$9,690	$9,530	$9,553	$9,826	$9,924

Allowance for loan losses as a percentage of total loans receivable (net) outstanding at the end of the year (1)	1.08%	1.30%	1.36%	1.46%	1.62%

Net recoveries (charge-offs) as a percentage of average loans outstanding during the year	0.02%	—%	0.14%	(0.02)%	0.17%

Allowance for loan losses as a percentage of non-performing loans at end of year	319.49%	723.61%	499.90%	326.66%	160.30%
______________

(1)
Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and net deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:

	At September 30,
	2019		2018		2017		2016		2015
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,167	13.38%	$1,086	14.13%	$1,082	15.05%	$1,239	16.38%	$1,480	17.42%
Multi-family	481	7.67	433	7.54	447	7.47	473	8.61	392	7.81
Commercial	4,154	42.28	4,248	42.05	4,184	41.91	4,384	43.18	4,065	43.47
Construction - custom and owner/builder	755	13.00	671	14.57	699	14.99	619	12.85	451	9.40
Construction - speculative one- to four-family	212	1.66	178	1.88	128	1.26	130	1.12	123	1.00
Construction - commercial	338	3.99	563	4.82	303	2.50	268	1.29	426	3.09
Construction - multi-family	375	3.66	135	1.31	173	2.72	316	1.74	283	3.07
Construction - land development	67	0.24	49	0.37	—	—	—	—	—	—
Land	697	3.10	844	3.11	918	3.05	820	2.99	1,021	3.90
Non-mortgage loans:
Consumer loans	722	4.49	766	4.98	1,104	5.39	1,095	6.06	1,260	5.80
Commercial business loans	722	6.53	557	5.24	515	5.66	482	5.78	423	5.04
Total allowance for loan losses	$9,690	100.00%	$9,530	100.00%	$9,553	100.00%	$9,826	100.00%	$9,924	100.00%

Investment Activities

The investment policies of the Bank are established and monitored by the Board of Directors.  The policies are designed primarily to provide and maintain liquidity, to generate a favorable return on investments without incurring undue interest rate and credit risk, and to compliment the Bank’s lending activities.  These policies dictate the criteria for classifying investments in debt securities as either available for sale or held to maturity.  The policies permit investment in various types of liquid assets permissible under applicable regulations, which include U.S. Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks, federal funds, mortgage-backed securities, municipal bonds and mutual funds.  The Company's investment policy also permits investment in equity securities in certain financial service companies.

Investments in equity securities are stated at fair value. Prior to October 1, 2018, changes in the fair value of investments in equity securities were excluded from earnings and reported in other comprehensive income (loss), net of income tax effects. On October 1, 2018, the Company adopted ASU 2016-01 and reclassified its mutual funds as investments in equity securities. Beginning October 1, 2018, changes in the fair value of investments in equity securities are recorded in other non-interest income.

At September 30, 2019, the Bank’s portfolio of investments in debt securities totaled $53.63 million, consisting of $3.00 million of U.S. Treasury and U.S. government agency securities held to maturity, $28.10 million of mortgage-backed securities held to maturity, and $22.53 million of mortgage-backed securities available for sale.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $13.96 million at September 30, 2018, consisting of $10.97 million of U.S. Treasury and U.S. government agency securities held to maturity, $1.85 million of mortgage-backed securities held to maturity, $917,000 of mutual funds available for sale and $237,000 of mortgage-backed securities available for sale.  The composition of the portfolios by type of security at the dates indicated is presented in the following table:

	At September 30,
	2019		2018		2017
	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total
	(Dollars in thousands)
Held to Maturity:

U.S.Treasury and U.S. government agency securities	$2,999	5.59%	$10,965	78.52%	$6,008	71.69%
Mortgage-backed securities	28,103	52.40	1,845	13.21	1,131	13.50

Available for Sale:

Mortgage-backed securities	22,532	42.01	237	1.70	289	3.45
Mutual funds	—	—	917	6.57	952	11.36

Total portfolio	$53,634	100.0%	$13,964	100.0%	$8,380	100.0%

The following table sets forth the maturities and weighted average yields of the debt securities in the Bank's portfolio at September 30, 2019.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to Maturity:

U.S. Treasury and U.S. government agency securities	$2,999	1.46%	$—	—%	$—	—%	$—	—%
Mortgage-backed securities	26	3.38	495	3.13	5,893	3.23	21,689	3.75

Available for Sale:

Mortgage-backed securities	—	—	145	4.59	130	2.90	22,257	2.53

Total portfolio	$3,025	1.48%	$640	3.46%	$6,023	3.22%	$43,946	2.53%

There were no securities which had an aggregate book value in excess of 10% of the Bank’s total equity at September 30, 2019.  At September 30, 2019, the Bank had $317,000 of private label mortgage-backed securities in the held to maturity investment securities portfolio of which $294,000 were on non-accrual status.  For additional information regarding investment securities, see “Item 1A. Risk Factors – Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses” and Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Deposit Activities and Other Sources of Funds

General.  Deposits and loan repayments are the major sources of the Bank's funds for lending and other investment purposes.  Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and money market conditions.  Borrowings through the FHLB and the Federal Reserve Bank of San Francisco ("FRB") may be used to compensate for reductions in the availability of funds from other sources.

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs. The Bank also has checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is generally permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines.  At September 30, 2019, the Bank had $31.43 million, or 2.9% of total deposits, from businesses associated with the marijuana industry. See "Risk Factors- We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations."

At September 30, 2019, the Bank had $29.21 million of jumbo certificates of deposit of $250,000 or more.  The Bank had brokered certificates of deposit totaling $3.20 million, brokered non-interest bearing demand accounts totaling $7.74 million, and $8.39 million in brokered reciprocal money market deposits at September 30, 2019. The Bank believes that its jumbo certificates of deposit, which represented 2.7% of total deposits at September 30, 2019, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2019:

Category	Amount	Percentage of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$296,472	27.75%
Negotiable order of withdrawal (“NOW”) checking	297,055	27.81
Savings	164,506	15.40
Money market	144,539	13.53
Subtotal	902,572	84.49

Certificates of Deposit (1)

Maturing within 1 year	92,266	8.64
Maturing after 1 year but within 2 years	38,724	3.63
Maturing after 2 years but within 5 years	34,665	3.24
Maturing after 5 years	—	—
Total certificates of deposit	165,655	15.51
Total deposits	$1,068,227	100.00%
______________________

(1)	Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2019.  Jumbo certificates of deposit have principal balances of $250,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$5,912
Over three through six months	5,754
Over six through twelve months	6,133
Over twelve months	11,412
Total	$29,211

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated:

	At September 30,
	2019			2018			2017
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$296,472	27.75%	$63,214	$233,258	26.22%	$27,306	$205,952	24.58%
NOW checking	297,055	27.81	71,765	225,290	25.33	4,975	220,315	26.29
Savings	164,506	15.40	13,102	151,404	17.02	10,417	140,987	16.83
Money market	144,539	13.53	6,793	137,746	15.49	6,744	131,002	15.64
Certificates of deposit which mature:
Within 1 year	92,266	8.64	16,109	76,157	8.56	717	75,440	9.00
After 1 year, but within 2 years	38,724	3.63	6,720	32,004	3.60	4,234	27,770	3.31
After 2 years, but within 5 years	34,665	3.24	1,018	33,647	3.78	(2,640)	36,287	4.33
Certificates maturing thereafter	—	—	—	—	—	(145)	145	0.02
Total	$1,068,227	100.0%	$178,721	$889,506	100.0%	$51,608	$837,898	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

	At September 30,
	2019	2018	2017
	(Dollars in thousands)
0.00 - 1.99%	$82,953	$108,527	$133,050
2.00 - 3.99%	78,274	33,016	6,332
4.00 - 5.99%	4,428	265	260
Total	$165,655	$141,808	$139,642

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit at September 30, 2019:

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(Dollars in thousands)
0.00 - 1.99%	$55,732	$14,454	$12,767	$—	$82,953
2.00 - 3.99%	36,325	23,252	18,697	—	78,274
4.00 - 5.99%	209	1,018	3,201	—	4,428
Total	$92,266	$38,724	$34,665	$—	$165,655

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the periods indicated:

	Year Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
Beginning balance	$889,506	$837,898	$761,534
Deposits acquired in South Sound Acquisition	151,538	—	—
Net deposits before interest credited	22,618	48,830	74,146
Interest credited	4,565	2,778	2,218
Net increase in deposits	178,721	51,608	76,364
Ending balance	$1,068,227	$889,506	$837,898

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Borrowings are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2019, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount to 45% of the Bank’s total assets, limited by available collateral. The Bank had no outstanding balance on this borrowing line at September 30, 2019. The Bank also has a Letter of Credit ("LOC") of up to $23.00 million with the FHLB for the purpose of collateralizing Washington State public deposits. all of which was available to be drawn upon at September 30, 2019. The LOC amount reduces the Bank's available FHLB borrowings. The Bank maintains a short-term borrowing line of credit with the FRB with total credit based on eligible collateral.  At September 30, 2019, the Bank had no outstanding balance and $84.36 million in unused borrowing capacity on this borrowing line of credit. A short-term borrowing line of credit of $10.00 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2019.

The following table sets forth certain information regarding borrowings, including repurchase agreements, by the Bank at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2019	2018	2017
	(Dollars in thousands)
Average total borrowings	$—	$—	$17,096

Weighted average rate paid on total borrowings	—%	—%	5.73%	(1)

Total borrowings outstanding at end of period	$—	$—	$—
________________________
(1) Includes a prepayment penalty of $282. The weighted average rate without the prepayment penalty was 4.08%.

The Bank did not have any short-term borrowings for the years ended September 30, 2019, 2018 and 2017.

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2019, the cash surrender value of bank owned life insurance (“BOLI”) was $21.01 million.

How We Are Regulated

General.  As a bank holding company, Timberland Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. Timberland Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws. As a state-chartered savings bank, the Bank is subject to regulation and oversight by the Division and the applicable provisions of Washington law and regulations of the Division adopted thereunder.  The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve.  State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  Under state law, savings banks in Washington also generally have all of the powers that federal savings banks have under federal laws and regulations.  The Bank is subject to periodic examination and reporting requirements by and of the Division and the FDIC. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") established the Consumer Financial Protection Bureau ("CFPB") as an independent bureau of the Federal Reserve with responsibility for the implementation of federal financial consumer protection and fair lending laws and regulations. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, is generally subject to supervision and enforcement by the FDIC and DFI with respect to its compliance with federal and state consumer financial protection laws and regulations.

The following is a brief description of certain laws and regulations applicable to Timberland Bancorp and the Bank. Descriptions of laws and regulations here and elsewhere in this report do not purport to be complete and are qualified in their entirety by reference to the actual laws and regulations. Legislation is introduced from time to time in the U.S. Congress or the Washington State Legislature that may affect the operations of Timberland Bancorp and the Bank. In addition, the regulations governing the Company and the Bank may be amended from time to time by the FDIC, DFI, Federal Reserve and the CFPB. Any such legislation or regulatory changes in the future could adversely affect the Company's and the Bank's operations and financial condition. We cannot predict whether any such changes may occur.

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

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund (the "DIF") of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured deposit ownership right or category.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended September 30, 2019 were $187,000.

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

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital ratios in order to avoid limitations on paying dividends, repurchasing shares and paying certain discretionary bonuses. At September 30, 2019 the conservation buffer was an amount greater than 2.5%.

In addition to the capital requirements, there have been a number of changes in what constitutes regulatory capital, subject to transition periods. These changes include the phasing-out of certain instruments of qualifying capital. The Bank did not have any of these instruments at September 30, 2019. Servicing rights and deferred tax assets over designated percentages of CET1 are deducted from capital, subject to a four-year transition period. CET1 capital consists of Tier 1 capital less all capital components that are not considered common equity. In addition, Tier 1 capital includes accumulated other comprehensive income (loss), which includes all unrealized gains and losses on available for sale debt securities, subject to a four-year transition period. Because of the Bank's asset size, it was not considered an advanced approaches banking organization and elected in the first quarter of calendar year 2015 to take the one-time option of deciding to permanently opt-out of the inclusion of unrealized gains and losses on available for sale debt securities in its capital calculations.

The following table compares the Bank's actual capital amounts at September 30, 2019 to its minimum regulatory capital requirements at that date (Dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$152,926	12.47%	$49,044	4.00%	$61,305	5.00%

Risk-based Capital Ratios:
CET1 capital	152,926	18.10	38,019	4.50	54,916	6.50

Tier 1 capital	152,926	18.10	50,692	6.00	67,589	8.00

Total capital	162,857	19.28	67,589	8.00	84,487	10.00

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of the Bank believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

For additional information regarding the Bank's regulatory capital requirements, see Note 17 of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

In September 2019, the FDIC and other federal banking agencies adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions that have total consolidated assets of $10 billion or less and meet other qualifying criteria. The CBLR provides a simple measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage capital ratio of greater than 9% will be considered to have satisfied the general applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. Management is still reviewing the CBLR framework.

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

At September 30, 2019, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" above and Note 17 of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Federal Home Loan Bank System. The Bank is a member of the FHLB, one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each serving as a reserve or central bank for its members within its assigned region.  The FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System.  It makes loans to members in accordance with policies and procedures, established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term borrowings are required to provide funds for residential home financing.  See “Deposit Activities and Other Sources of Funds – Borrowings" above.

As a member, the Bank is required to purchase and maintain stock in the FHLB based on the Bank's asset size and level of borrowings from the FHLB.  At September 30, 2019, the Bank had $1.44 million in FHLB stock, which was in compliance with this requirement.  The FHLB pays dividends quarterly, and the Bank received $51,000 in dividends during the year ended September 30, 2019.

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

Real Estate Lending Standards.  FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  The Bank’s Board of Directors is required to review and approve the Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratio should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s Board of Directors.  The Bank is in compliance with the record and reporting requirements.  As of September 30, 2019, the Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 0.3% of total capital and the Bank's loans on commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratios were 0.1% of total capital.

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

Federal Reserve System.  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  As of September 30, 2019, the Bank’s deposit with the Federal Reserve and vault cash exceeded its Regulation D reserve requirements.

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

Capital Requirements.  As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $3.00 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.00 billion or more in assets, at September 30, 2019, the Company would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for the Company as of September 30, 2019 (Dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$155,468	12.65%

Risk-based Capital Ratios:
CET1 capital	155,468	18.40

Tier 1 capital	155,468	18.40

Total capital	165,399	19.57

For additional information see Note 17 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

2018 Regulatory Reform. In May 2018 the Economic Growth, Regulatory Relief and Consumer Protection Act (the “2018 Act”), was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the 2018 Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The 2018 Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single CBLR of between 8 and 10 percent, as described above. Any qualifying depository institution or its holding company that exceeds the CBLR will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules.

The 2018 Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the 2018 Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the 2018 Act will ultimately be applied to us or what specific impact the 2018 Act and the yet-to-be-written implementing rules and regulations will have on community banks.

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

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduces the corporate federal income tax rate from a maximum of 35.0% to a flat 21.0%. The corporate federal income tax rate reduction was effective January 1, 2018. Since the Company has a fiscal year end of September 30, the reduced federal corporate income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 24.5%, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then a 21.0% federal corporate income tax rate for fiscal 2019 and thereafter. The Tax Act also required a revaluation of the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the net deferred tax asset (“DTA”) was reduced through an increase to the provision for income taxes. The revaluation of our DTA balance resulted in a one-time increase for the fiscal year ended September 30, 2018 to federal income tax of $548,000. For additional details see Note 13 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2015.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.5% of gross receipts at September 30, 2019. This business and occupation tax rate is scheduled to increase to 1.8% of gross receipts starting on January 1, 2020. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

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

Personnel

As of September 30, 2019, the Bank had 286 full-time employees and 12 part-time and on-call employees.  The employees are not represented by a collective bargaining unit, and the Bank believes its relationship with its employees is good.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank:

Executive Officers of the Company and Bank

	Age at September 30, 2019	Position
Name		Company	Bank
Michael R. Sand	65	President and Chief Executive Officer	President and Chief Executive Officer

Dean J. Brydon	52	Executive Vice President, Chief Financial Officer and Secretary	Executive Vice President, Chief Financial Officer and Secretary

Robert A. Drugge	68	Executive Vice President of Lending	Executive Vice President of Lending

Jonathan A. Fischer	45	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer

Edward C. Foster	62	Executive Vice President and Chief Credit Administrator	Executive Vice President and Chief Credit Administrator

Marci A. Basich	50	Senior Vice President and Treasurer	Senior Vice President and Treasurer

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

Our real estate construction and land loans expose us to significant risks.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2019, construction loans totaled $223.53 million, or 22.5% of our total loan portfolio, of which $181.56 million were for residential real estate projects, $39.57 million for commercial real estate projects and $2.40 million for land development projects. This compares to total construction loans of $188.36 million, or 22.9% of our total loan portfolio at September 30, 2018, or an increase of 18.7% during the past year. Approximately $128.85 million of our residential construction loans at September 30, 2019 were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In general, construction lending involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At September 30, 2019, $16.45 million of our construction portfolio was comprised of speculative one- to four-family construction loans. We also make land loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes. At September 30, 2019, land loans totaled $30.77 million, or 3.1% of our total loan portfolio. Loans on land under development or held for future construction as well as land loans made to individuals for the future construction of a residence also pose additional risk because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan, which makes them more susceptible to declines in real estate values, declines in overall economic conditions which may delay the development of the land and changes in the political landscape that could affect the permitted and intended use of the land being financed, and the potential illiquid nature of the collateral. In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support the debt service. At September 30, 2019, all construction loans were performing in accordance to their terms and $204,000 of land loans were non-performing.  A material increase in our non-performing construction or land loans could have a material adverse effect on our financial condition and results of operation.

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

At September 30, 2019, we had $419.12 million of commercial real estate mortgage loans, representing 42.3% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending under the foregoing standards because our balance in commercial real estate loans at September 30, 2019 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2019, we had $64.76 million, or 6.5%, of total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2019, $172.85 million, or 17.4%, of our total loan portfolio was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Recessionary conditions or declines in the volume of single-family real estate and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. Further, the Tax Act enacted in December 2017 could negatively impact our customers because it lowers the existing caps on mortgage interest deductions and limits the state and local tax deductions. These changes could make it more difficult for borrowers to make their loan payments, and could also negatively impact the housing market, which could adversely affect our business and loan growth. A decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is charged against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Further, the Financial Accounting Standards Board has adopted a new accounting standard that will be effective for our fiscal year beginning October 1, 2023. This standard, referred to as Current Expected Credit Loss ("CECL") will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable. We anticipate that our allowance for loan losses will increase as a result of the implementation of CECL, however, until our evaluation is complete, the magnitude of the increase will be unknown.

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

At September 30, 2019 our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and OREO and other repossessed assets) were $5.01 million, or 0.40% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. In addition to the non-performing loans, there were $2.90 million in loans classified as performing troubled debt restructurings at September 30, 2019.

We may be adversely affected by risks associated with completed and potential acquisitions.

As part of our general growth strategy, on October 1, 2018 we completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•
We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;

•	Higher than expected deposit attrition;

•
The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its customers, we may not be able to realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;

•
To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operation and financial condition;

•
We expect our net income will increase following an acquisition; however, we also expect our general and administrative expenses to increase, which could result to an increase in our efficiency ratio. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisition or branching activities may not be accretive to earnings in the short or long-term.

The required accounting treatment of loans we acquire through acquisitions including purchase credit impaired loans could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.

Under GAAP, we are required to record loans acquired through acquisitions, including purchase credit impaired loans, at fair value. Estimating the fair value of such loans requires management to make estimates based on available information and facts and circumstances on the acquisition date. Actual performance could differ from management’s initial estimates. If these loans outperform our original fair value estimates, the difference between our original estimate and the actual performance of the loan (the “discount”) is accreted into net interest income. Thus, our net interest margins may initially increase due to the discount accretion. We expect the yields on our loans to decline as our acquired loan portfolio pays down or matures and the discount decreases, and we expect downward pressure on our interest income to the extent that the runoff on our acquired loan portfolio is not replaced with comparable high-yielding loans. This could result in higher net interest margins and interest income in current periods and lower net interest margins and lower interest income in future periods.

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

Uncertainty relating to the London Interbank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR may adversely affect our results of operations.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although some transactions using SOFR have been completed in 2019, and the future of LIBOR remains uncertain as this time. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and securities in our portfolio. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses.

Our investment securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for investment securities and limited investor demand. Our held to maturity and available for sale investment securities are evaluated for other-than-temporary-impairment ("OTTI"). If this evaluation shows impairment to the actual or projected cash flows associated with one or more investment securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale investment securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale investment securities, net of income taxes. There can be no assurance that the declines in market value will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

During the year ended September 30, 2019, we recognized a $59,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2018, we recognized a $68,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2017, we recognized a $33,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. At September 30, 2019, our remaining private label mortgage backed securities portfolio totaled $317,000 of which $294,000 was on non-accrual status.

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

Fluctuating interest rates can adversely affect our profitability

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. In an attempt to help the overall economy, the Federal Reserve Board kept interest rates low through its targeted Fed Funds rate for a number of years, however, the Federal Reserve Board had steadily increased the federal funds target rate in 2018 and 2017. Beginning in August 2019 the Federal Reserve Board has reduced the federal funds target rate 25 basis points three times to a current range of 1.50% to 1.75% in response to some recent weaknesses in economic data and indicated possible further decreases subject to economic conditions. If the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

We principally manage interest rate risk by managing our volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and investments and the amount of interest we pay on deposits and borrowings, but these changes could also affect: (1) our ability to originate and/or sell loans and obtain deposits; (2) the fair value of our financial assets and liabilities, which could negatively impact shareholders’ equity, and our ability to realize gains from the sale of such assets; (3) our ability to obtain and retain deposits in competition with other available investment alternatives; (4) the ability of our borrowers to repay adjustable or variable rate loans; and (5) the average duration of our investment securities portfolio and other interest-earning assets.  If the interest rates paid on deposits and borrowings increase at a faster rate than the interest received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments decline more rapidly than the interest rates paid on deposits and other borrowings. In a changing interest rate environment, we may not be able to manage this risk effectively. If we are unable to manage interest rate risk effectively, our business, financial condition and results of operations could be materially affected.

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

A sustained increase or decrease in market interest rates could adversely affect our earnings. As a result of the exceptionally low interest rate environment, an increasing percentage of our deposits have been comprised of deposits bearing no or a relatively low rate of interest and having a shorter duration than our assets. At September 30, 2019, we had $92.27 million in certificates of deposit that mature within one year and $902.57 million in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and at times, borrowings from the FHLB, borrowings from the FRB and other borrowings to fund our operations. At September 30, 2019, we had no FHLB borrowings outstanding and a letter of credit with an available balance of $23.00 million and an additional $380.03 million of available borrowing capacity through the FHLB and the FRB. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity.  Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our deposits are concentrated or adverse regulatory action against us.

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

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. Certain significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business-How We Are Regulated". These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing marijuana businesses that are legal under state law. These guidelines allow us to work with marijuana-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. In addition, a marijuana financial services bill is currently pending in Congress that would allow banks and financial institutions to serve marijuana businesses in states where it is legal without any risk of federal prosecution. At September 30, 2019, approximately 2.9% of our total deposits and a portion of our service charges from deposits are from legal marijuana-related businesses. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability.

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

We performed our test for goodwill impairment for fiscal year 2019, and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital. The acquisition of South Sound Bank on October 1, 2018 substantially increased our goodwill.

We may experience decreases in the fair value of our servicing rights, which could reduce our earnings.

Servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2019, our servicing rights totaled $2.41 million.  Servicing rights are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis, we evaluate the fair value of servicing rights for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Our methodology for estimating the fair value of servicing rights is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the servicing rights portfolio.  For example, a decrease in interest rates typically increases the prepayment speeds of servicing rights and therefore decreases the fair value of the servicing rights.  Future decreases in interest rates could decrease the fair value of our servicing rights below their recorded amount, which would decrease our earnings.

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

Our security measures may not protect us from system failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. While the Company selects third-party vendors carefully, it does not control their actions. If our third-party providers encounter difficulties, including those resulting from breakdowns, or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher transaction volumes, cyber-attacks and security breaches or if we otherwise have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our ability to deliver products and services to our customers and otherwise conduct business operations could be adversely impacted. Replacing these third-party vendors could also entail significant delay and expense. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

We cannot assure you that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses, resulting from breaches, systems failures or other disruptions. If any of our third party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

The board of directors oversees the risk management process, including the risk of cybersecurity, and engages with management on cybersecurity issues.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

As a bank, we are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses or increased costs to us or our customers, disclosure or misuse of our information or our customers' information, misappropriation of assets, privacy breaches against our customers, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes. While we have policies and procedures designed to prevent such losses, there can be no assurance that such losses will not occur.

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

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by a third party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors' performance, including aspects which they delegate to third parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2019, the Bank operated 24 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office, the Lacey office at 1751 Circle Lane SE and the Lacey office at 4530 Lacey Blvd SE, which are leased.

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2019
			(In thousands)
Main Office:

624 Simpson Avenue Hoquiam, Washington 98550	1966	7,700	$68,981

Branch Offices:

300 N. Boone Street Aberdeen, Washington 98520	1974	3,400	36,425

201 Main Street South Montesano, Washington 98563	2004	3,200	41,519

361 Damon Road Ocean Shores, Washington 98569	1977	2,100	36,050

2418 Meridian Avenue East Edgewood, Washington 98371	1980	2,400	52,130

202 Auburn Way South Auburn, Washington 98002	1994	4,200	31,617

12814 Meridian Avenue East (South Hill) Puyallup, Washington 98373	1996	4,200	43,118

1201 Marvin Road, N.E. Lacey, Washington 98516	1997	4,400	29,725

101 Yelm Avenue W. Yelm, Washington 98597	1999	3,400	35,025

20464 Viking Way NW Poulsbo, Washington 98370	1999	1,800	23,196

2419 224th Street E. Spanaway, Washington 98387	1999	3,900	44,448

801 Trosper Road SW Tumwater, Washington 98512	2001	3,300	41,343

7805 South Hosmer Street Tacoma, Washington 98408	2001	5,000	74,996

2401 Bucklin Hill Road Silverdale, Washington 98383	2003	4,000	45,390

423 Washington Street SE Olympia, Washington 98501	2003	3,000	51,655

3105 Judson Street Gig Harbor, Washington 98335	2004	2,700	36,844

117 N. Broadway Aberdeen, Washington 98520	2004	3,700	49,546

313 West Waldrip Street Elma, Washington 98541	2004	5,900	34,540

(table continued on the following page)

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2019
(In thousands)

1751 Circle Lane SE Lacey, Washington 98503	2004	900	18,486

101 2nd Street Toledo, Washington 98591	2004	1,800	41,056

209 NE 1st Street Winlock, Washington 98586	2004	3,400	22,795

714 W. Main Street Chehalis, Washington 98532	2009	4,600	56,692

2850 Harrison Ave NW Olympia, Washington 98502	2018	7,800	65,489

4530 Lacey Blvd SE Lacey, Washington 98503	2018	3,700	87,161

Loan Center/Data Center:

120 Lincoln Street Hoquiam, Washington 98550	2003	6,000	N/A

Administrative Offices:

305 8th Street Hoquiam, Washington 98550	2004	4,100	N/A

Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2019, the Bank operated 25 proprietary automated teller machines ("ATMs") that are part of a nationwide cash exchange network.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of November 30, 2019, there were 8,345,069 shares of common stock issued and approximately 488 shareholders of record.

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

The Company has had various stock repurchase programs since January 1998. On July 28, 2015, the Company announced a plan to repurchase 352,681 shares of the Company's common stock. This marked the Company's 17th stock repurchase plan. As of September 30, 2019, the Company had repurchased 151,228 shares under this plan at an average price of $13.41 per share. Cumulatively, since January 1998 the Company has repurchased 7,935,162 shares at an average price of $9.06 per share.

The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans

July 1, 2019 - July 31, 2019	—	$—	—	219,062

August 1, 2019 - August 31, 2019	17,609	24.33	17,609	201,453

September 1, 2019 - September 30, 2019	—	—	—	201,453

Total	17,609	$24.33	17,609	201,453

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq U.S. Companies Index and with the SNL $500 million to $1 Billion Asset Thrift Index, peer group indices.  Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2014.

Timberland Bancorp, Inc.
Total Return Performance
350
300
250
200
150
100
50
Index Value
Timberland Bancorp, Inc.
Nasdaq Composite Index
SNL Thrift $500M-$1B Index
09/30/14
09/30/15
09/30/16
09/30/17
09/30/18
09/30/19

	Year Ended
Index	9/30/2014	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019
Timberland Bancorp	$100.00	$105.65	$157.02	$319.48	$324.68	$293.90
NASDAQ Composite	100.00	104.00	121.08	149.75	187.44	188.43
SNL $500M-$1B Thrift Index *	100.00	118.08	134.39	193.64	224.33	203.84
* Source: S&P Global Market Intelligence

For additional information, see Part III, Item 12 of this Form 10-K for information regarding the Company's Equity Compensation Plans, which is incorporated into this Item 5 by reference.

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

	At September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$1,247,132	$1,018,290	$952,024	$891,388	$815,815
Loans receivable, net	886,662	725,391	690,364	663,146	604,277
Investment securities held to maturity	31,102	12,810	7,139	7,511	7,913
Investment securities available for sale	22,532	1,154	1,241	1,342	1,392
FHLB stock	1,437	1,190	1,107	2,204	2,699
Other investments	3,000	3,000	3,000	—	—
Cash and due from financial institutions and interest-bearing deposits in banks	143,015	148,864	148,188	108,941	92,289
Certificates of deposit held for investment	78,346	63,290	43,034	53,000	48,611
OREO and other repossessed assets, net	1,683	1,913	3,301	4,117	7,854
Deposits	1,068,227	889,506	837,898	761,534	678,912
FHLB borrowings	—	—	—	30,000	45,000
Shareholders' equity	171,067	124,657	111,000	96,834	89,187

	Year Ended September 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$55,725	$41,833	$38,338	$34,875	$31,168
Interest expense	4,565	2,778	3,197	4,072	3,890
Net interest income	51,160	39,055	35,141	30,803	27,278
Recapture of loan losses	—	—	(1,250)	—	(1,525)
Net interest income after recapture of loan losses	51,160	39,055	36,391	30,803	28,803
Non-interest income	14,341	12,544	12,368	10,889	9,522
Non-interest expense	35,580	29,177	27,516	26,637	25,841
Income before income taxes	29,921	22,422	21,243	15,055	12,484
Provision for income taxes	5,901	5,701	7,076	4,901	4,192
Net income	$24,020	$16,721	$14,167	$10,154	$8,292

Net income per common share:
Basic	$2.89	$2.28	$1.99	$1.48	$1.20
Diluted	$2.84	$2.22	$1.92	$1.43	$1.17
Dividends per common share	$0.78	$0.60	$0.50	$0.37	$0.24
Dividend payout ratio (1)	27.04%	26.50%	25.70%	25.39%	20.42%
_______________

(1)	Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2019	2018	2017	2016	2015
OTHER DATA:

Number of real estate loans outstanding	2,766	2,550	2,593	2,615	2,545
Deposit accounts	59,547	55,441	54,707	53,611	52,343
Full-service offices	24	22	22	22	22

	At or For the Year Ended September 30,
	2019	2018	2017	2016	2015
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	1.96%	1.70%	1.53%	1.19%	1.07%
Return on average equity (2)	14.91	14.27	13.65	11.00	9.70
Interest rate spread (3)	4.31	4.10	3.93	3.72	3.66
Net interest margin (4)	4.50	4.23	4.07	3.88	3.80
Average interest-earning assets to average interest-bearing liabilities	148.15	144.17	137.75	131.69	126.41
Non-interest expense as a percent of average total assets	2.91	2.96	2.98	3.13	3.33

Efficiency ratio (5)	54.32	56.55	57.92	63.89	70.22

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	0.34%	0.18%	0.28%	0.45%	1.02%
Non-performing assets as a percent of total assets (6)	0.40	0.36	0.60	0.88	1.84
Allowance for loan losses as a percent of total loans receivable, net (7)	1.08	1.30	1.36	1.46	1.62
Allowance for loan losses as a percent of non-performing loans (8)	319.49	723.61	499.90	326.66	160.30
Net charge-offs (recoveries) to average outstanding loans	(0.02)	—	(0.14)	0.02	(0.17)

Capital Ratios:
Total equity-to-assets ratio	13.71%	12.24%	11.66%	10.86%	10.93%
Average equity to average assets	13.17	11.90	11.25	10.84	11.01
__________________

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(4)	Net interest income before provision for (recapture of) loan losses as a percentage of average interest-earning assets.

(5)	Non-interest expenses divided by the sum of net interest income and non-interest income.

(6)	Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, OREO and other repossessed assets.

(7)	Loans receivable is before the allowance for loan losses.

(8)	Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. TDRs that are on accrual status are not included.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 branches (including its main office in Hoquiam).  At September 30, 2019, the Company had total assets of $1.25 billion, net loans receivable of $886.66 million, total deposits of $1.07 billion and total shareholders’ equity of $171.07 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

On October 1, 2018, the Company completed the South Sound Acquisition. The operating results for the year ended September 30, 2019 include the operating results produced by the net assets acquired in the South Sound Acquisition. For additional information on the South Sound Acquisition, see Note 2 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

The Bank is a community-oriented bank which has traditionally offered a variety of savings products to its retail and business customers while concentrating its lending activities on real estate secured loans.  Lending activities have been focused primarily on the origination of loans secured by real estate, including residential construction loans, one- to four-family residential loans, multi-family loans and commercial real estate loans.  The Bank originates adjustable-rate residential mortgage loans, some of which do not qualify for sale in the secondary market.  The Bank also originates commercial business loans and other consumer loans.

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, the interest earned on those assets, the volume and mix of interest-bearing liabilities and the interest paid on those interest-bearing liabilities. Management attempts to maintain a net interest margin placing it within the top quartile of its Washington State peers.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio.

Net income is also affected by non-interest income and non-interest expense.  For the year ended September 30, 2019, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, a BOLI death benefit claim, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, amortization of CDI, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses and other non-interest expenses. Non-interest expense in certain periods are reduced by gains on the sale of premises and equipment and by gains on the sale of OREO.  Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number and balances of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Operating Strategy

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Company's primary objective is to operate the Bank as a well capitalized, profitable, independent, community-oriented financial institution, serving customers in its primary market area of Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties. The Company's strategy is to provide products and superior service to small businesses and individuals located in its primary market area.

The Company's goal is to deliver returns to shareholders by focusing on the origination of higher-yielding assets (in particular commercial real estate, construction, and commercial business loans), increasing core deposit balances, managing problem assets, efficiently managing expenses, and seeking expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Expand our presence within our existing market areas by capturing opportunities resulting from changes in the competitive environment. We currently conduct our business primarily in western Washington. We have a community bank strategy that emphasizes responsive and personalized service to our customers. As a result of the consolidation of banks in our market areas, we believe there is an opportunity for a community and customer focused bank to expand its customer base. By offering timely decision making, delivering appropriate banking products and services, and providing customer access to our senior managers we believe community banks, such as Timberland Bank, can distinguish themselves from larger banks operating in our market areas. We believe we have a significant opportunity to attract additional borrowers and depositors and expand our market presence and market share within our extensive branch footprint.

Portfolio diversification. In recent years, we have limited the origination of speculative construction loans and land development loans in favor of loans that possess credit profiles representing less risk to the Bank. We continue originating owner/builder and custom construction loans, multi-family loans, commercial business loans and commercial real estate loans which offer higher risk adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than fixed rate one-to four-family loans. We anticipate capturing more of each customer's banking relationship by cross selling our loan and deposit products and offering additional services to our customers.

Increase core deposits and other retail deposit products. We focus on establishing a total banking relationship with our customers with the intent of internally funding our loan portfolio. We anticipate that the continued focus on customer relationships will increase our level of core deposits. In addition to our retail branches, we maintain technology based products such as business cash management and a business remote deposit product that enable us to compete effectively with banks of all sizes.

Managing exposure to fluctuating interest rates. For many years, the majority of the loans the Bank has retained in its portfolio have generally possessed periodic interest rate adjustment features or have been relatively short term in nature. Loans originated for portfolio retention have generally included ARM loans, short term construction loans, and to a lesser extent commercial business loans with interest rates tied to a market index such as the Prime Rate. Longer term fixed-rate mortgage loans have generally been originated for sale into the secondary market, although from time to time the Bank may retain a portion of its fixed-rate mortgage loan originations and extend the initial fixed rate period of its hybrid ARM commercial real estate loans for asset/liability purposes.

Continue generating revenues through mortgage banking operations. The substantial majority of the fixed-rate residential mortgage loans we originate are sold into the secondary market with servicing retained. This strategy produces gains on the sale of such loans and reduces the interest rate and credit risk associated with fixed-rate residential lending. We continue to originate custom construction and owner builder construction loans for sale into the secondary market upon the completion of construction.

Maintaining strong asset quality. We believe that strong asset quality is a key to our long-term financial success. The percentage of non-performing loans to loans receivable, net was 0.34% and 0.18% at September 30, 2019 and 2018, respectively. The Company's percentage of non-performing assets to total assets at September 30, 2019 was 0.40% compared to 0.36% at September 30, 2018. Non-performing assets have decreased to $5.01 million at September 30, 2019 from $21.91 million at September 30, 2014. We continue to seek to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. Although the Company plans to continue to place emphasis on certain lending products, such as commercial real estate loans, construction loans, and commercial business loans, the Company expects to continue to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

Critical Accounting Policies and Estimates

The Company has established various accounting policies that govern the application of GAAP in the preparation of the Company's Consolidated Financial Statements. The Company has identified six policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the determination of any OTTI in the fair value of investment securities, the valuation of servicing rights, the valuation of OREO, the valuation of assets acquired and liabilities assumed in the South Sound Acquisition and the valuation of goodwill for potential impairment. These policies and the judgments, estimates and assumptions are described in greater detail in the notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” generally describes the Company's accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

The Bank has adopted a strategy that is designed to substantially match the interest rate sensitivity of assets relative to its liabilities.  The primary elements of this strategy involve originating ARM loans for its portfolio, maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to four-family residential mortgage loans, matching asset and liability maturities, investing in short-term securities, and originating fixed-rate loans for retention or sale in the secondary market while retaining the related servicing rights.

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by NXTsoft Data Analytics, LLC (“NXTsoft”), a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on a rate shock analysis prepared by NXTsoft based on data at September 30, 2019, an immediate increase in interest rates of 100 basis points would increase the Bank’s projected net interest income by approximately 4.1%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period.  Conversely, an immediate decrease in interest rates of 100 basis points would decrease the Bank's projected net interest income by approximately 6.9%. See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2019, the consumer, commercial business and construction loan portfolios amounted to $44.50 million, $64.76 million and $223.53 million, or 4.5%, 6.5% and 22.5% of total loans receivable, respectively.

Quantitative Aspects of Market Risk.  The model provided for the Bank by NXTsoft estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by NXTsoft based on data at September 30, 2019:

Hypothetical	Net Interest Income (1)(2)			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario (3)	Value	from Base	from Base	Value	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$56,253	$8,022	16.63%	$298,884	$49,110	19.66%
+300	54,204	5,973	12.38	287,693	37,919	15.18
+200	52,218	3,987	8.27	276,148	26,374	10.56
+100	50,201	1,970	4.08	263,419	13,645	5.46
BASE	48,231	—	—	249,774	—	—
-100	44,887	(3,344)	(6.93)	228,935	(20,839)	(8.34)
-200	42,354	(5,877)	(12.19)	209,148	(40,626)	(16.26)
-300	42,014	(6,217)	(12.89)	231,509	(18,265)	(7.31)
___________

(1)	Does not include loan fees.

(2)	Includes BOLI income, which is included in non-interest income in the Consolidated Financial Statements.

(3)	No rates in the model are allowed to go below zero.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results.  Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience an 8.3% decrease in NPV and a 6.9% decrease in net interest income.  In the event of a 100 basis point increase in interest rates, a 5.5% increase in NPV and a 4.1% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in increases in net interest income and NPV in a rising interest rate scenario and decreases in net interest income and NPV in a declining interest rate scenario.

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

Comparison of Financial Condition at September 30, 2019 and September 30, 2018

The Company's total assets increased by $228.84 million, or 22.5%, to $1.25 billion at September 30, 2019 from $1.02 billion at September 30, 2018.  The increase in total assets was primarily due to the South Sound Acquisition, which resulted in a $183.10 million increase in total assets (including goodwill and net of cash consideration paid) at the acquisition date (October 1, 2018) and to a lesser extent, organic growth.

Net loans receivable increased by $161.27 million, or 22.2%, to $886.66 million at September 30, 2019 from $725.39 million at September 30, 2018, primarily due to loans acquired in the South Sound Acquisition ($121.54 million at the acquisition date) and, to a lesser extent, organic loan growth.

Total deposits increased by $178.72 million, or 20.1%, to $1.07 billion at September 30, 2019 from $889.51 million at September 30, 2018, primarily due to deposits acquired in the South Sound Acquisition ($151.54 million at the acquisition date) and, to a lesser extent, organic deposit growth.

Shareholders' equity increased by $46.41 million, or 37.2%, to $171.07 million at September 30, 2019 from $124.66 million at September 30, 2018.  The increase was primarily due to $28.27 million in common stock issued in the South Sound Acquisition and net income for the year ended September 30, 2019 of $24.02 million which was partially offset by dividends paid to shareholders of $6.50 million.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents: Cash and cash equivalents decreased by $5.85 million, or 3.9%, to $143.02 million at September 30, 2019 from $148.86 million at September 30, 2018.  The decrease was primarily a result of the Company investing a portion of its overnight liquidity into CDs held for investment and investment securities.

CDs Held for Investment: CDs held for investment increased by $15.06 million, or 23.8%, to $78.35 million at September 30, 2019 from $63.29 million. The level of CDs held for investment increased as a portion of the Company's overnight liquidity was invested in CDs earning higher interest.

Investment Securities and Investments in Equity Securities:  Investment securities and investments in equity securities increased by $40.63 million, or 290.9%, to $54.59 million at September 30, 2019 from $13.96 million at September 30, 2018.  The increase was primarily due to investment securities that were acquired in the South Sound Acquisition ($24.72 million at the acquisition date) and the purchase of additional investment securities during the year ended September 30, 2019. Partially offsetting these increases was the sale of several investment securities acquired in the South Sound Acquisition along with maturities, prepayments and scheduled amortization of other investment securities. For additional details on investment securities, see "Item 1. Business - Investment Activities" and Note 4 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Stock: FHLB stock increased by $247,000, or 20.8%, to $1.44 million at September 30, 2019 from $1.11 million at September 30, 2018, due to FHLB stock acquired in the South Sound Acquisition and purchases required by the FHLB due to the increase in total assets.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at both September 30, 2019 and September 30, 2018. This investment is utilized to help satisfy compliance with the Company's Community Reinvestment Act ("CRA") investment test requirements.

Loans Held for Sale: Loans held for sale increased to $6.07 million, or 240.1%, at September 30, 2019 from $1.79 million at September 30, 2018, primarily due to the timing and volume of mortgage banking loan sales. The Company sells longer-term fixed-rate residential loans and the guaranteed portion of SBA commercial business loans for asset-liability management purposes and to generate non-interest income.  The Company sold $73.03 million in loans during the year ended September 30, 2019 compared to $66.38 million for the year ended September 30, 2018.

Loans Receivable, Net of Allowance for Loan Losses:  Net loans receivable increased by $161.27 million, or 22.2%, to $886.66 million at September 30, 2019 from $725.39 million at September 30, 2018. The increase was primarily due to loans acquired in the South Sound Acquisition ($121.54 million at the acquisition date) and, to a lesser extent, organic loan growth. The increase consisted of a $74.00 million increase in commercial real estate loans, a $35.17 million increase in construction loans, a $21.71 million increase in commercial business loans, a $16.72 million increase in one- to four-family loans, a $14.11 million increase in multi-family loans and smaller increases in several other categories. These increases were partially offset by a $9.00 million increase in the undisbursed portion of construction loans in process.

Loan originations increased by $26.44 million, or 8.0%, to $356.04 million for the year ended September 30, 2019 from $329.59 million for the year ended September 30, 2018.  The increase in loan originations was primarily due to an increase in construction loans originated as compared to the prior fiscal year. For additional information on loans, see "Item 1. Business - Lending Activities" and Note 5 to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment:  Premises and equipment increased by $3.88 million, or 20.5%, to $22.83 million at September 30, 2019 from $18.95 million at September 30, 2018.  The increase was primarily due to premises and equipment acquired in the South Sound Acquisition ($3.34 million at the acquisition date) and a branch remodeling project, which was partially offset by normal depreciation.  For additional information on premises and equipment, see "Item 2. Properties" and Note 6 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

OREO and Other Repossessed Assets:  OREO and other repossessed assets decreased by $230,000, or 12.0%, to $1.68 million at September 30, 2019 from $1.91 million at September 30, 2018.  The decrease was primarily due to the sales of $524,000 in OREO properties and other repossessed assets and OREO valuation write-downs of $24,000. These decreases in OREO and other repossessed assets were partially offset by the addition of $318,000 in OREO properties and other repossessed assets. At September 30, 2019, the OREO balance was comprised of 12 individual properties.  The properties consisted of 11 land parcels totaling $1.66 million, and one commercial real estate properties totaling $25,000.  The largest OREO property at September 30, 2019 was an undeveloped land parcel located in Lewis County with a balance of $874,000.  For additional information on OREO and other repossessed assets, see "Item 1. Business - Lending Activities - Other Real Estate Owned and Other Repossessed Assets" and Note 7 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased by $1.19 million, or 6.0%, to $21.01 million at September 30, 2019 from $19.81 million at September 30, 2018. The increase was primarily due to BOLI acquired in the South Sound Acquisition ($2.63 million at the acquisition date) and normal increases in the cash surrender value of BOLI policies. These increases were partially offset by a death benefit claim during the year which reduced the BOLI cash surrender value by $2.05 million.

Goodwill:  The recorded amount of goodwill increased by $9.48 million, or 167.8%, to $15.13 million at September 30, 2019 from $5.65 million at September 30, 2018, due to the goodwill recorded in the South Sound Acquisition.   The Company performed its annual review of goodwill during the quarter ended June 30, 2019 and determined that there was no impairment.  As of September 30, 2019, management believes that there had been no subsequent events or changes in circumstances that would indicate a potential impairment of goodwill. For additional information on goodwill, see Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

CDI: CDI increased to $2.03 million at September 30, 2019 due to $2.48 million of CDI recorded in the South Sound Acquisition, net of $452,000 in amortization for the year. For additional information on CDI, see Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Servicing Rights:  Servicing rights increased by $380,000, or 18.7%, to $2.41 million at September 30, 2019 from $2.03 million at September 30, 2018, primarily due to SBA servicing rights acquired in the South Sound Acquisition ($281,000 at the acquisition date) and additional capitalized Freddie Mac servicing rights for new loans being serviced, which was partially offset by amortization. The principal amount of loans serviced for Freddie Mac and the SBA increased by $27.44 million, or 7.4%, to $399.12 million at September 30, 2019 from $371.68 million at September 30, 2018.  For additional information on servicing rights, see Note 9 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Other Assets: Other assets increased by $2.65 million, or 99.2%, to $5.32 million at September 30, 2019 from $2.67 million at September 30, 2018. The increase was primarily due to a $1.21 million income tax receivable at September 30, 2019 and other assets acquired in the South Sound Acquisition.

Deposits: Deposits increased by $178.72 million, or 20.1%, to $1.07 billion at September 30, 2019 from $889.51 million at September 30, 2018.  The increase in total deposits was primarily due to deposits acquired in the South Sound Acquisition ($151.54 million at the acquisition date) and, to a lesser extent, organic deposit growth. The increase in total deposits consisted of a $71.77 million increase in NOW checking account balances, a $63.21 million increase in non-interest-bearing demand account balances, a $23.85 million increase in CD account balances, a $13.10 million increase in savings account balances and a $6.79 million increase in money market account balances.  The organic increase in deposits was primarily due to increased commercial and consumer checking accounts as the Company continued to emphasize increasing its transaction accounts base. The Company also experienced deposit inflows due to a number of customers transferring funds from other financial institutions that consolidated or closed branches during the year ended September 30, 2019.  For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and Note 10 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Other Liabilities and Accrued Expenses: Other liabilities and accrued expenses increased by $3.71 million, or 89.9%, to $7.84 million at September 30, 2019 from $4.13 million at September 30, 2018. The increase was primarily due to liabilities assumed in the South Sound Acquisition.

Shareholders' Equity:  Total shareholders' equity increased by $46.41 million, or 37.2%, to $171.07 million at September 30, 2019 from $124.66 million at September 30, 2018.  The increase was primarily due to $28.27 million in common stock issued in the South Sound Acquisition and net income of $24.02 million for the year ended September 30, 2019, partially offset by the payment of $6.50 million in dividends to common shareholders and the repurchase of 20,440 shares of the Company's common stock for $499,000 during the year ended September 30, 2019. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2019 and 2018

Net income for the year ended September 30, 2019 increased by $7.30 million, or 43.7%, to $24.02 million from $16.72 million for the year ended September 30, 2018.  Net income per diluted common share increased by $0.62, or 27.9%, to $2.84 for the year ended September 30, 2019 from $2.22 for the year ended September 30, 2018. The increase in net income was primarily due to increases in net interest income and non-interest income and a decrease in the Company's effective income tax rate. These increases to net income were partially offset by an increase in non-interest expense. The increases in net interest income and non-interest expense were primarily the result of the South Sound Acquisition. The increase in non-interest income was primarily due to an increase in BOLI net earnings as a result of a death benefit claim.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $12.11 million, or 31.0%, to $51.16 million for the year ended September 30, 2019 from $39.06 million for the year ended September 30, 2018.  The increase in net interest income was due to an increase in interest income which was partially offset by an increase in interest expense.

Total interest and dividend income increased by $13.89 million, or 33.2%, to $55.73 million for the year ended September 30, 2019 from $41.83 million for the year ended September 30, 2018, primarily due to increases in both the average balance and the average yield on interest-earning assets. Average interest-earning assets increased by $213.42 million to $1.14 billion for the year ended September 30, 2019 from $923.44 million for the year ended September 30, 2018, primarily due to interest-earning assets acquired in the South Sound Acquisition. The yield on average interest-earning assets increased to 4.90% for the year ended September 30, 2019 from 4.53% for the year ended September 30, 2018.

Interest income on loans receivable and loans held for sale increased by $10.83 million, or 28.3%, to $49.13 million for the year ended September 30, 2019 from $38.30 million for the year ended September 30, 2018, primarily due to an increase in the average balance of loans receivable of $157.51 million during the year and to a lesser extent, an increase in the average yield on loans receivable to 5.59% from 5.31%. During the year ended September 30, 2019, the accretion of the purchase accounting fair value discount on loans acquired in the South Sound Acquisition increased interest income on loans by $645,000. The accretion of the net fair value discount on acquired loans increased the average yield on loans by seven basis points during the year ended September 30, 2019. The incremental accretion and the impact on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these acquired loans was $1.39 million at September 30, 2019. Partially offsetting these increases was a $130,000 decrease in non-accrual interest and prepayment penalties collected during the year ended September 30, 2019. During the year ended September 30, 2019, a total of $372,000 in non-accrual interest and prepayment penalties was collected compared to a total of $502,000 for the year ended September 30, 2018. Interest income on investment securities increased by $1.05 million, or 482.5%, to $1.26 million for the year ended September 30, 2019 from $217,000 for the year ended September 30, 2018 primarily due to increases in both the average balance of investment securities (in large part due to the South Sound Acquisition) and in the average yield on investment securities. Interest income on interest-bearing deposits in banks and CDs increased by $1.97 million, or 61.7%, to $5.17 million for the year ended September 30, 2019 from $3.20 million for the year ended September 30, 2018, primarily due to an increase in the average yield to 2.41% from 1.70% and, to a lesser extent, a $26.40 million increase in the average balance of interest-bearing deposits in banks and CDs. The increase in average yield on interest-earning assets was primarily due to increases in average short-term interest rates as the Federal Reserve continued to increase the targeted Fed Funds rate 25 basis points in each quarter of 2018, before beginning to reduce interest rates in August 2019.

Total interest expense increased by $1.79 million, or 64.3%, to $4.57 million for the year ended September 30, 2019 from $2.78 million for the year ended September 30, 2018. The increase in interest expense was due to increases in the average cost and, to a lesser extent, the average balance of interest-bearing deposits. The average cost of interest-bearing deposits increased to 0.59% for the year ended September 30, 2019 from 0.43% for the year ended September 30, 2018 as market interest rates for deposits increased. Average interest-bearing deposits increased by $126.87 million, or 19.8%, to $767.39 million for the year ended September 30, 2019 from $640.52 million for the year ended September 30, 2018, primarily due to the interest-bearing deposits acquired in the South Sound Acquisition and, to a lesser extent, organic deposit growth.

As a result of these changes, the net interest margin increased 27 basis points to 4.50% for the year ended September 30, 2019 from 4.23% for the year ended September 30, 2018.

Provision for (Recapture of) Loan Losses: There was no provision for (recapture of) loan losses for both the years ended September 30, 2019 and 2018. There were net recoveries of $160,000 for the year ended September 30, 2019 compared to net charge-offs of $23,000 for the year ended September 30, 2018.  The net charge-offs (recoveries) to average outstanding loans ratio was (0.02%) for the year ended September 30, 2019 and 0.00% for the year ended September 30, 2018. The level of delinquent loans (loans 30 or more days past due) increased by $1.37 million, or 53.6%, to $3.93 million at September 30, 2019 from $2.56 million at September 30, 2018 and the level of loans graded substandard increased by $2.14 million, or 67.2%, to $5.32 million at September 30, 2019 from $3.18 million at September 30, 2018. Special mention loans decreased by $576,000, or 21.5%, to $2.55 million at September 30, 2019 from $3.12 million at September 30, 2018. Non-accrual loans increased by $1.72 million, or 130.3%, to $3.03 million at September 30, 2019 from $1.32 million at September 30, 2018.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment amount determined at September 30, 2019 was $172,000 compared to $97,000 at September 30, 2018.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $1.39 million at September 30, 2019. The Company believes this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on the comprehensive methodology, management believes the allowance for loan losses of $9.69 million at September 30, 2019 (1.08% of loans receivable and 319.5% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1. Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income increased by $1.80 million, or 14.3%, to $14.34 million for the year ended September 30, 2019 from $12.54 million for the year ended September 30, 2018.  This increase was primarily due to increases of $1.09 million in BOLI net earnings, $466,000 in ATM and debit card interchange transaction fees, $323,000 in service charges on deposits and smaller increases in several other categories. These increases were partially offset by a $139,000 decrease in gain on sales of loans and smaller decreases in several other categories. The increase in BOLI net earnings was primarily the result of a $1.03 million BOLI death benefit claim. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the dollar volume of debit card transactions, which was in part a result of the transaction accounts acquired in the South Sound Acquisition. The increase in service charges on deposits was primarily due to fee income from the deposit accounts acquired in the South Sound Acquisition. The decrease in gain on sales of loans was primarily due to a lower average loan sale margin on loans sold during the year.

Non-interest Expense:  Total non-interest expense increased by $6.40 million, or 21.9%, to $35.58 million for the year ended September 30, 2019 from $29.18 million for the year ended September 30, 2018.  This increase was primarily due to increases of $2.81 million in salaries and employee benefits expense, $1.77 million in data processing and telecommunication expense, $600,000 in premises and equipment expense, $452,000 in CDI amortization and smaller increases and decreases in several other categories. During the year ended September 30, 2019, the Company incurred acquisition-related expenses of $462,000 related to the South Sound Acquisition, of which $317,000 is included in data processing and telecommunications expenses and $145,000 is included in professional fees. During the year ended September 30, 2018, the Company incurred acquisition-related expenses of $616,000 related to the South Sound Acquisition, which are all included in professional fees.

The increase in salaries and employee benefits expense was primarily due to the additional employees added as a result of the South Sound Acquisition and annual salary adjustments. The increase in data processing and telecommunication expense was primarily a result of expenses associated with the core operating system conversion to Jack Henry Silverlake platform and the conversion of the branches acquired in the South Sound Acquisition to the Silverlake platform. The increase in premises and equipment expense was primarily a result of the additional branch facilities acquired in the South Sound Acquisition and an increase in building maintenance expenses. The efficiency ratio for the year ended September 30, 2019 improved to 54.32% from 56.55% for the year ended September 30, 2018 as the increases in net interest income and non-interest income outpaced the increase in non-interest expense.

Provision for Income Taxes: The provision for income taxes increased by $200,000, or 3.5% to $5.90 million for the year ended September 30, 2019 from $5.70 million for the year ended September 30, 2018. The increase in the provision for income taxes was primarily due to increased income before income taxes, which was partially offset by a lower effective income tax rate. The Company's effective income tax rate was 19.7% for the year ended September 30, 2019 compared to 25.4% for the year ended September 30, 2018. The change in effective income tax rates was primarily a result of the Tax Act enacted in December 2017 which decreased the federal corporate income tax rate to 21.0% from 35.0% effective January 1, 2018, and also required a revaluation of the Company's net deferred tax asset ("DTA") to account for the future impact of lower corporate income tax rates and other provisions of the legislation. Since the Company is a September 30th fiscal-year end corporation, the reduction in the federal corporate income tax rate resulted in the use of a blended federal income tax rate of 24.5% for the fiscal year ended September 30, 2018, and a 21.0% federal corporate income tax rate thereafter. The revaluation of the Company's DTA resulted in a one-time increase to income tax expense of $548,000 during the year ended September 30, 2018. Also contributing to the lower effective income tax rate for the year ended September 30, 2019 was a higher percentage of tax-exempt income, primarily due to the BOLI death benefit claim. For additional information on income taxes, see Note 13 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

	Year Ended September 30,
	2019			2018			2017
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$878,984	$49,127	5.59%	$721,472	$38,298	5.31%	$692,278	$36,385	5.26%
Investment securities (2)	38,070	1,264	3.32	8,807	217	2.46	7,651	279	3.65
Dividends from mutual funds, FHLB stock and other investments	5,324	162	3.04	5,078	120	2.36	4,066	88	2.16
Interest-bearing deposits in banks and CDs	214,481	5,172	2.41	188,080	3,198	1.70	160,165	1,586	0.99
Total interest-earning assets	1,136,859	55,725	4.90	923,437	41,833	4.53	864,160	38,338	4.44
Non-interest-earning assets	86,494			60,728			58,834

Total assets	$1,223,353			$984,165			$922,994

Interest-bearing liabilities:
Savings accounts	$162,266	106	0.07	$145,670	85	0.06	$134,495	78	0.06
Money market accounts	154,375	1,119	0.72	139,138	722	0.52	125,296	434	0.35
NOW checking accounts	291,348	840	0.29	215,249	451	0.21	207,300	460	0.22
Certificates of deposit accounts	159,397	2,500	1.57	140,464	1,520	1.08	143,171	1,246	0.87
Long-term borrowings (3)	—	—	—	—	—	—	17,096	979	5.73
Total interest-bearing liabilities	767,386	4,565	0.59	640,521	2,778	0.43	627,358	3,197	0.51
Non-interest-bearing deposits	290,653			221,953			187,368
Other liabilities	4,229			4,549			4,450
Total liabilities	1,062,268			867,023			819,176

Shareholders' equity	161,085			117,142			103,818
Total liabilities and shareholders' equity	$1,223,353			$984,165			$922,994

Net interest income		$51,160			$39,055			$35,141
Interest rate spread			4.31%			4.10%			3.93%
Net interest margin (4)			4.50%			4.23%			4.07%
Ratio of average interest-earning assets to average interest-bearing liabilities			148.15%			144.17%			137.75%
_______________________________________________

(1)
Does not include interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (year ended September 30, 2019 - $1,743; year ended September 30, 2018 - $1,426; and year ended September 30, 2017 - $1,328) are included with interest and dividends. Accretion of the fair value discount on loans acquired in the South Sound Acquisition for the year ended September 30, 2019 of $645 is included with interest and dividends.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Includes FHLB borrowings with original maturities of one year or greater. Includes pre-payment penalties of $282 for the year ended September 30, 2017.

(4)	Net interest income divided by total average interest-earning assets.

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

	Year Ended September 30, 2019 Compared to Year Ended September 30, 2018 Increase (Decrease) Due to			Year Ended September 30, 2018 Compared to Year Ended September 30, 2017 Increase (Decrease) Due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
			(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$2,112	$8,717	$10,829	$366	$1,547	$1,913
Investment securities	99	948	1,047	(100)	38	(62)
Dividends from mutual funds, FHLB stock and other investments	36	6	42	8	24	32
Interest-bearing deposits in banks and CDs	1,478	496	1,974	1,296	316	1,612
Total net change in income on interest-earning assets	3,725	10,167	13,892	1,570	1,925	3,495

Interest-bearing liabilities:
Savings accounts	11	10	21	—	7	7
Money market accounts	311	86	397	236	52	288
NOW checking accounts	201	188	389	(27)	18	(9)
Certificates of deposit accounts	754	226	980	298	(24)	274
FHLB borrowings	—	—	—	—	(979)	(979)
Total net change in expense on interest-bearing liabilities	1,277	510	1,787	507	(926)	(419)
Net change in net interest income	$2,448	$9,657	$12,105	$1,063	$2,851	$3,914
______________

(1)	Excludes interest on loans on non-accrual status. Includes loans held for sale and interest earned on loans held for sale.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2019, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 23.2%.  At September 30, 2019, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. The Bank had $295.67 million available for additional borrowings with the FHLB at September 30, 2019. The Bank also has a LOC of up to $23.00 million with the FHLB for the purpose of collateralizing Washington State public deposits, all of which was available to be drawn upon at September 30, 2019. The LOC amount reduces the Bank's available borrowings under the FHLB advance agreement. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2019, the Bank had no outstanding balance on this borrowing line, under which $84.36 million was available for future borrowings. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At September 30, 2019, the Bank did not have an outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of loans.  During the years ended September 30, 2019, 2018 and 2017, the Bank originated $356.04 million, $329.59 million and $340.61 million of loans, respectively.  At September 30, 2019, the Bank had loan commitments totaling $96.76 million and undisbursed construction loans in process totaling $92.23 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from September 30, 2019 totaled $92.27 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2019, 2018 and 2017, the Bank sold $73.03 million, $66.38 million and $81.40 million in loans and loan participation interests, respectively.  During the years ended September 30, 2019, 2018 and 2017, the Bank received $241.66 million, $235.61 million and $211.30 million in principal repayments, respectively.

The Bank’s liquidity has been impacted by increases in deposit levels.  During the years ended September 30, 2019, 2018 and 2017, deposits increased by $178.72 million, $51.61 million and $76.40 million, respectively.

Cash and cash equivalents, CDs held for investment and investment securities increased to $275.00 million at September 30, 2019 from $226.12 million at September 30, 2018.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. At September 30, 2019, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $2.89 million.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2019, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details see Note 17 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

Contractual obligations.  The following table presents, as of September 30, 2019, the Company’s significant fixed and determinable contractual operating lease obligations by payment date. There were no other fixed determinable contractual obligations outstanding at September 30, 2019.

	Payments due by period
	Less than 1 year	1 year through 3 years	After 3 years through 5 years	After 5 years	Total
Contractual obligations
	(Dollars in thousands)
Operating lease obligations	$315	$264	$—	$—	$579
Total contractual obligations	$315	$264	$—	$—	$579

Off-Balance Sheet Activities. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financial needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 16 of the Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

A summary of the Company's commitments at September 30, 2019 and 2018 is as follows (in thousands):

	2019	2018
Undisbursed portion of construction loans in process	$92,226	$83,237
Undisbursed lines of credit	80,184	49,525
Commitments to extend credit	16,578	17,665
Total commitments	$188,988	$150,427

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

Item 8.  Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of September 30, 2019 and 2018	68
Consolidated Statements of Income for the Years Ended
September 30, 2019, 2018 and 2017	70
Consolidated Statements of Comprehensive Income for the
Years Ended September 30, 2019, 2018 and 2017	72
Consolidated Statements of Shareholders' Equity for the
Years Ended September 30, 2019, 2018 and 2017	73
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2019, 2018 and 2017	75
Notes to Consolidated Financial Statements	77

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Timberland Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively referred to as "the financial statements"). We have also audited the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America (U.S.). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

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

Lake Oswego, Oregon
December 9, 2019

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

	2019	2018
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$25,179	$20,238
Interest-bearing deposits in banks	117,836	128,626
Total cash and cash equivalents	143,015	148,864

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	78,346	63,290
Investment securities held to maturity, at amortized cost (estimated fair value $32,580 and $13,264)	31,102	12,810
Investment securities available for sale, at fair value	22,532	1,154
Investments in equity securities, at fair value	958	—
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,437	1,190
Other investments, at cost	3,000	3,000
Loans held for sale	6,071	1,785
Loans receivable, net of allowance for loans losses of $9,690 and $9,530	886,662	725,391
Premises and equipment, net	22,830	18,953
Other real estate owned (“OREO”) and other repossessed assets, net	1,683	1,913
Accrued interest receivable	3,598	2,877
Bank owned life insurance (“BOLI”)	21,005	19,813
Goodwill	15,131	5,650
Core deposit intangible (“CDI”), net	2,031	—
Servicing rights, net	2,408	2,028
Escrow deposit for business combination	—	6,900
Other assets	5,323	2,672
Total assets	$1,247,132	$1,018,290

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$296,472	$233,258
Interest-bearing	771,755	656,248
Total deposits	1,068,227	889,506

Other liabilities and accrued expenses	7,838	4,127
Total liabilities	1,076,065	893,633

Commitments and contingencies (See Note 16)

See notes to consolidated financial statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Shareholders’ equity	2019	2018
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,329,419 shares issued and outstanding - September 30, 2019 7,401,177 shares issued and outstanding - September 30, 2018	43,030	14,394
Unearned shares issued to Employee Stock Ownership Plan (“ESOP”)	—	(133)
Retained earnings	127,987	110,525
Accumulated other comprehensive income (loss)	50	(129)
Total shareholders’ equity	171,067	124,657
Total liabilities and shareholders’ equity	$1,247,132	$1,018,290

See notes to consolidated financial statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
Interest and dividend income
Loans receivable and loans held for sale	$49,127	$38,298	$36,385
Investment securities	1,264	217	279
Dividends from mutual funds, FHLB stock and other investments	162	120	88
Interest-bearing deposits in banks and CDs	5,172	3,198	1,586
Total interest and dividend income	55,725	41,833	38,338

Interest expense
Deposits	4,565	2,778	2,218
FHLB borrowings	—	—	979
Total interest expense	4,565	2,778	3,197

Net interest income	51,160	39,055	35,141

Recapture of loan losses	—	—	(1,250)

Net interest income after recapture of loan losses	51,160	39,055	36,391

Non-interest income
Recoveries on investment securities	71	73	38
Adjustment for portion of other than temporary impairment ("OTTI") transferred from other comprehensive income (loss) (before income taxes)	(12)	(5)	(5)
Net recoveries on investment securities	59	68	33

Gain on sales of investment securities, net	47	—	—
Service charges on deposits	4,904	4,581	4,518
ATM and debit card interchange transaction fees	4,036	3,570	3,343
BOLI net earnings	1,641	547	545
Gain on sales of loans, net	1,754	1,893	2,157
Escrow fees	197	211	242
Servicing income on loans sold	462	480	417
Fee income from non-deposit investment sales	46	109	63
Other, net	1,195	1,085	1,050
Total non-interest income, net	14,341	12,544	12,368

 See notes to consolidated financial statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
Non-interest expense
Salaries and employee benefits	$18,545	$15,740	$14,908
Premises and equipment	3,831	3,231	3,082
Loss (gain) on sales/dispositions of premises and equipment, net	7	(102)	5
Advertising	696	782	698
OREO and other repossessed assets, net	221	140	22
ATM and debit card interchange transaction fees	1,583	1,296	1,405
Postage and courier	514	456	435
Amortization of CDI	452	—	—
State and local taxes	873	687	609
Professional fees	1,019	1,390	887
Federal Deposit Insurance Corporation ("FDIC") insurance	187	294	362
Loan administration and foreclosure	382	336	205
Data processing and telecommunications	3,707	1,938	1,870
Deposit operations	1,358	1,192	1,074
Other	2,205	1,797	1,954
Total non-interest expense, net	35,580	29,177	27,516

Income before income taxes	29,921	22,422	21,243

Provision for income taxes	5,901	5,701	7,076
Net income	$24,020	$16,721	$14,167

Net income per common share
Basic	$2.89	$2.28	$1.99
Diluted	$2.84	$2.22	$1.92

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
Comprehensive income
Net income	$24,020	$16,721	$14,167
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $23, ($8), and ($12), respectively	85	(39)	(23)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of ($1), ($2), and $12, respectively	(3)	(7)	22
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $3, $1, and $2, respectively	9	4	3
Accretion of OTTI on investment securities held to maturity, net of income taxes of $6, $10, and $26, respectively	25	37	49

Total other comprehensive income (loss), net of income taxes	116	(5)	51

Total comprehensive income	$24,136	$16,716	$14,218

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2019, 2018 and 2017

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Comprehensive Loss
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2016	6,943,868	$9,961	$(661)	$87,709	$(175)	$96,834

Net income	—	—	—	14,167	—	14,167
Other comprehensive income	—	—	—	—	51	51
Exercise of stock warrant	370,899	2,496	—	—	—	2,496
Exercise of stock options	46,310	332	—	—	—	332
Common stock dividends ($0.50 per common share)	—	—	—	(3,641)	—	(3,641)
Earned ESOP shares, net of income taxes	—	341	264	—	—	605
Stock option compensation expense	—	156	—	—	—	156

Balance, September 30, 2017	7,361,077	13,286	(397)	98,235	(124)	111,000

Net income	—	—	—	16,721	—	16,721
Other comprehensive loss	—	—	—	—	(5)	(5)
Exercise of stock options	40,100	318	—	—	—	318
Common stock dividends ($0.60 per common share)	—	—	—	(4,431)	—	(4,431)
Earned ESOP shares, net of income taxes	—	618	264	—	—	882
Stock option compensation expense	—	172	—	—	—	172

Balance, September 30, 2018	7,401,177	14,394	(133)	110,525	(129)	124,657

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2019, 2018 and 2017

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2018	7,401,177	$14,394	$(133)	$110,525	$(129)	$124,657

Net income	—	—	—	24,020	—	24,020
Other comprehensive income	—	—	—	—	116	116
Repurchase of common stock	(20,440)	(499)	—	—	—	(499)
Common stock issued for business combination	904,826	28,267	—	—	—	28,267
Exercise of stock options	43,856	401	—	—	—	401
Common stock dividends ($0.78 per common share)	—	—	—	(6,495)	—	(6,495)
Earned ESOP shares, net of income taxes	—	308	133	—	—	441
Stock option compensation expense	—	159	—	—	—	159
Adoption of Accounting Standards Update ("ASU") 2016-01	—	—	—	(63)	63	—

Balance, September 30, 2019	8,329,419	$43,030	$—	$127,987	$50	$171,067

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities
Net income	$24,020	$16,721	$14,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,604	1,290	1,262
Deferred income taxes	703	797	385
Amortization of CDI	452	—	—
Earned ESOP shares	441	882	605
Accretion of discount on purchased loans	(645)	—	—
Stock option compensation expense	159	172	156
Gain on sales of investment securities	(47)	—	—
Net recoveries on investment securities	(59)	(68)	(33)
Change in fair value of investments in equity securities	(41)	—	—
Gain on sales of OREO and other repossessed assets, net	(89)	(229)	(54)
Provision for OREO losses	24	248	42
Gain on sales of loans, net	(1,754)	(1,893)	(2,157)
(Gain) loss on sales/dispositions of premises and equipment, net	7	(102)	5
Recapture of loan losses	—	—	(1,250)
Loans originated for sale	(70,489)	(62,677)	(69,996)
Proceeds from sales of loans	67,957	66,384	72,158
Amortization of servicing rights	646	491	487
Valuation adjustment on servicing rights, net	4	—	—
BOLI net earnings	(613)	(547)	(545)
BOLI death benefit in excess of cash surrender value	(1,028)	—	—
Increase in deferred loan origination fees	161	171	237
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(3,305)	(190)	(1,610)
Net cash provided by operating activities	18,108	21,450	13,859

Cash flows from investing activities
Net (increase) decrease in CDs held for investment	(12,083)	(20,256)	9,966
Purchase of investment securities held to maturity	(13,166)	(6,073)	—
Purchase of investment securities available for sale	(20,909)	—	—
Proceeds from maturities and prepayments of investment securities held to maturity	11,784	554	609
Proceeds from maturities and prepayments of investment securities available for sale	1,412	41	68
Proceeds from sale of investment securities held to maturity	2,937	—	—
Proceeds from sales of investment securities available for sale	2,332	—	—
Purchase of FHLB stock	(42)	(83)	(103)
Proceeds from redemption of FHLB stock	—	—	1,200
Purchase of other investments	—	—	(3,000)
Increase in loans receivable, net	(39,536)	(35,522)	(26,956)
Additions to premises and equipment	(2,151)	(2,186)	(3,526)
Proceeds from sales of OREO and other repossessed assets	613	1,693	1,579
Proceeds from sales/dispositions of premises and equipment	—	463	—
Proceeds from death benefit on BOLI	3,078	—	—
Cash acquired, net of cash consideration paid in business combination	14,284	—	—
Escrow deposit for business combination	6,900	(6,900)	—
Net cash used in investing activities	(44,547)	(68,269)	(20,163)
See notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from financing activities
Net increase in deposits	$27,183	$51,608	$76,364
Repayment of FHLB borrowings	—	—	(30,000)
Proceeds from exercise of stock options	401	318	332
Proceeds from exercise of stock warrant	—	—	2,496
Repurchase of common stock	(499)	—	—
Payment of dividends	(6,495)	(4,431)	(3,641)
Net cash provided by financing activities	20,590	47,495	45,551

Net increase (decrease) in cash and cash equivalents	(5,849)	676	39,247

Cash and cash equivalents
Beginning of period	148,864	148,188	108,941
End of period	$143,015	$148,864	$148,188

Supplemental disclosure of cash flow information
Income taxes paid	$6,593	$4,462	$7,596
Interest paid	4,457	2,714	3,283

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$293	$324	$751
Other comprehensive income (loss) related to investment securities	116	(5)	51

See notes to consolidated financial statements

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

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

On October 1, 2018, the Company completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington ("South Sound Acquisition"). The Company acquired 100% of the outstanding common stock of South Sound Bank, and South Sound Bank was merged into the Bank. The results of operations of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of and for the period since the acquisition date. See Note 2 for additional information on the South Sound Acquisition.

Nature of Operations

Timberland Bancorp is a bank holding company which operates primarily through its subsidiary, the Bank.  The Bank was established in 1915 and, through its 24 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, primarily to provide residential real estate, construction, commercial real estate, commercial business and consumer loans to borrowers primarily in western Washington.

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") (“GAAP”) and prevailing practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheets, and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of any OTTI in the fair value of investment securities, the valuation of servicing rights, the valuation of OREO, the valuation of assets acquired and liabilities assumed in the South Sound Acquisition and the valuation of goodwill for potential impairment.

Certain prior year amounts have been reclassified to conform to the 2019 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

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

Interest-bearing deposits in banks as of September 30, 2019 and 2018 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $102,189,000 and $123,745,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed the FDIC insurance limit of $250,000 per correspondent bank.  Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

CDs Held for Investment

CDs held for investment include amounts invested with other FDIC-insured financial institutions for a stated interest rate and with a fixed maturity date. Such CDs generally have maturities of 12 to 60 months from the date of purchase by the Company. Early withdrawal penalties may apply; however, the Company intends to hold these CDs to maturity. The Company generally limits its purchases of CDs to a maximum of $250,000 (the FDIC insurance coverage limit) with any single financial institution.

Investment Securities

Investments in debt securities are classified upon acquisition as held to maturity or available for sale.  Investments in debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost.  Investments in debt securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of income tax effects.  Premiums and discounts are amortized to interest income using the interest method over the contractual lives of the securities.  Gains and losses on sales of investment securities are recognized on the trade date and determined using the specific identification method.

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

Declines in the fair value of individual debt securities available for sale that are deemed to be other than temporary are recognized in earnings when identified.  The fair value of the debt security then becomes the new cost basis.  For individual debt securities that are held to maturity which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell before recovery of its amortized cost basis, the other than temporary decline in the fair value of the debt security related to: (1) credit loss is recognized in earnings and (2) market or other factors is recognized in other comprehensive income (loss).  Credit loss is recorded if the present value of expected future cash flows is less than the amortized cost.  For individual debt securities which the Company intends to sell or more likely than not will not recover all of its amortized cost, the OTTI is recognized in earnings equal to the entire difference between the debt security’s cost basis and its fair value at the consolidated balance sheet date.  For individual debt securities for which credit loss has been recognized in earnings, interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized.  Interest received after accruals have been suspended is recognized on a cash basis.

Investments in Equity Securities

Investments in equity securities are stated at fair value. Prior to October 1, 2018, changes in the fair value of investments in equity securities were excluded from earnings and reported in other comprehensive income (loss), net of income tax effects. On October 1, 2018, the Company adopted ASU 2016-01 and reclassified its mutual funds as investments in equity securities. Beginning October 1, 2018, changes in the fair value of investments in equity securities are recorded in other non-interest income.

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

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2019 and 2018.

Other Investments

The Bank invests in the Solomon Hess SBA Loan Fund LLC - a private investment fund - to help satisfy compliance with the Bank's Community Reinvestment Act ("CRA") investment test requirements. Shares in this fund are not publicly traded and therefore have no readily determinable fair value. The Bank's investment in the fund is recorded at cost. An investor can have its investment in the fund redeemed for the balance of its capital account at any quarter end with a 60 day notice to the fund.

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

Acquired Loans

Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. PCI loans were insignificant as of September 30, 2019, and the Company had no PCI loans as of September 30, 2018.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

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

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for probable losses inherent in the loan portfolio.  The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific and general components.  The specific component relates to loans that are deemed impaired.  For loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value less selling costs (if applicable), or observable market price of the impaired loan is lower than the recorded value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  The Company's historical loss experience is determined by evaluating the average net charge-offs over the most recent economic cycle, but not to exceed six years. Qualitative factors are determined by loan type and allow management to adjust reserve levels to reflect the current general economic environment and portfolio performance trends including recent charge-off trends.  Allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, the duration of the current business cycle, and regulatory requirements and expectations.  The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time the consolidated financial statements are prepared.

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

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

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets.  No events or changes in circumstances have occurred during the years ended September 30, 2019 or 2018 that would cause management to evaluate the recoverability of the Company’s long-lived assets.

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

The annual goodwill impairment test begins with a qualitative assessment of whether it is "more likely than not" that the reporting unit's fair value is less than its carrying amount. If an entity concludes that it is not "more likely than not" that the fair value of a reporting unit is less than its carrying amount, it need not perform a two-step impairment test. If the Company's qualitative assessment concluded that it is "more likely than not" that the fair value of its reporting unit is less than its carrying

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

amount, it must perform the two-step impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with its carrying amount, or the book value, including goodwill. If the estimated fair value of the reporting unit equals or exceeds its book value, goodwill is considered not impaired, and the second step of the impairment test is unnecessary.

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

As of September 30, 2019, management believes that there were no events or changes in the circumstances since May 31, 2019 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future.

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

Servicing Rights

The Company holds rights to service (1) loans that it has originated and sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and (2) the guaranteed portion of U.S. Small Business Administration ("SBA") loans sold in the secondary market. Servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained. Servicing rights are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income.  The value of servicing rights at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and expected prepayment rates on the underlying loans.  The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the servicing assets to those estimated at the time the servicing assets were originated.  Fair values are estimated using expected future discounted cash flows based on current market rates of interest.  For purposes of measuring impairment, the servicing rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized servicing rights based on product type and term of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the servicing rights exceeds their fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

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

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2015.

ESOP

The Bank sponsors a leveraged ESOP; however, all ESOP debt was fully repaid during the year ended September 30, 2019. The debt of the ESOP was payable to Timberland Bancorp, was recorded as other borrowed funds of the Bank, and was eliminated in the consolidated financial statements. The shares of the Company's common stock pledged as collateral for the ESOP's debt were reported as unearned shares issued to the ESOP in the consolidated financial statements. As shares were released from collateral, compensation expense was recorded equal to the average market price of the shares for the period, and the shares became available for net income per common share calculations.  Dividends paid on unallocated shares reduced the Company’s cash contributions to the ESOP.

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed conversion of outstanding stock options and outstanding warrants to purchase common stock.  Shares owned

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share.

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company.  Legal and other fees paid to this law firm for the years ended September 30, 2019, 2018 and 2017 totaled $69,000, $94,000 and $99,000, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which created FASB Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASC 606 on October 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under the superseded ASC 605. There was no cumulative effect adjustment as of October 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the year ended September 30, 2019; however, additional disclosures were incorporated in the footnotes upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Company elected to apply the practical expedient pursuant to ASC 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less. See Note 23 for additional information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 generally requires equity investments - except those accounted for under the equity method of accounting or those that result in consolidation of the investee - to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01 also eliminates certain disclosures related to the fair value of financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 on October 1, 2018. As required by ASU 2016-01, on October 1, 2018 the Company recorded a one-time cumulative effect adjustment of $63,000 representing net unrealized losses on equity securities (mutual funds) between accumulated other comprehensive loss and retained earnings on the accompanying consolidated balance sheet. Additionally, the fair values of financial instruments for disclosure purposes were computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 21.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which created FASB ASC Topic 842 ("ASC 842") and is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASC 842 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASC 842 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASC 842 also provides an optional transition

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

method for adoption, under which an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts ASC 842 will continue to be in accordance with current GAAP. ASC 842 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASC 842 is permitted. The Company adopted the provisions of ASC 842 effective October 1, 2019 utilizing the optional transition method and will not restate comparative periods. The Company also elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Company to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Company also elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. The Company expects the adoption of ASC 842 will result in an increase in other assets and an increase in other liabilities of approximately $2.9 million. The Company does not expect the adoption of ASC 842 to have a material impact on its future consolidated statements of income.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05. This ASU replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, this ASU requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU 2016-13 also changes the accounting for purchased credit-impaired debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early application of this ASU is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU 2017-08 is not expected to have a material impact on the Company's future consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to the ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award are the same after the modification as compared to the original award prior to modification. ASU 2017-09 was effective for fiscal years, including

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted this ASU on October 1, 2018. The adoption of ASU 2017-09 did not have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and were measured at the earlier of the commitment date or the date performance was completed. The amendments in this ASU require nonemployee share-based payment awards to be measured at the grant-date fair value of the equity instrument. ASU 2018-07 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity's adoption of ASC 606. The adoption of ASU 2018-07 is not expected to have a material impact on the Company's future consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The following disclosure requirements were removed from ASC Topic 820, Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation process for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This ASU adds the following disclosure requirements for Level 3 measurements: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018-13 is not expected to have a material impact on the Company's future consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The adoption of ASU 2018-15 is not expected to have a material impact on the Company's future consolidated financial statements.

Note 2 - Business Combination

On October 1, 2018, the Company completed the South Sound Acquisition. The primary reason for the acquisition was to expand the Company's presence along Washington State's economically important I-5 corridor.

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

The South Sound Acquisition constitutes a business combination as defined by GAAP, which establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed. The Company was considered the acquirer in this transaction. Accordingly, the estimated fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the South Sound Acquisition were measured and recorded as of October 1, 2018. The excess of the total consideration paid over the fair

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

value of the net assets acquired was allocated to goodwill. The South Sound Acquisition resulted in $9,481,000 of goodwill. The goodwill arising from this transaction consists largely of the synergies and expected economies of scale from combining the operations of the Company and South Sound Bank. This goodwill is not deductible for tax purposes.

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

The following table summarizes the fair value of consideration paid, the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, and the resulting goodwill relating to the transaction:

	At October 1, 2018
	Book Value	Fair Value Adjustment	Estimated Fair Value
	(Dollars in thousands)
Total acquisition consideration			$35,170

Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired:
Cash and cash equivalents	$21,187	$—	21,187
CDs held for investment	2,973	—	2,973
FHLB stock	205	—	205
Investment securities held to maturity	19,891	(189)	19,702
Investment securities available for sale	5,022	—	5,022
Loans receivable	123,627	(2,083)	121,544
Premises and equipment	3,225	112	3,337
OREO	25	—	25
Accrued interest receivable	554	—	554
BOLI	2,629	—	2,629
CDI	—	2,483	2,483
Servicing rights	285	(4)	281
Other assets	1,087	(511)	576
Total assets	180,710	(192)	180,518

Liabilities assumed:
Deposits	151,378	160	151,538
Other liabilities and accrued expenses	3,291	—	3,291
Total liabilities assumed	154,669	160	154,829
Total identifiable net assets acquired	$26,041	$(352)	25,689
Goodwill recognized			$9,481

The acquired loan portfolio was valued using Level 3 inputs (see Note 21) and included the use of present value techniques, including cash flow estimates and incorporated assumptions that the Company believes marketplace participants would use in estimating fair values.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

The operating results of the Company for the year ended September 30, 2019 include the operating results produced by the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date. The Company determined that the disclosure requirements related to the amounts of revenues and earnings from the net assets acquired in the South Sound
Acquisition since the October 1, 2018 acquisition date is impracticable. The financial activity and operating results of the net assets acquired in the South Sound Acquisition were commingled with the Company's financial activity and operating results as of the acquisition date.

For illustrative purposes only, the following table presents certain unaudited pro forma information for the years ended September 30, 2019 and 2018. This unaudited estimated pro forma information was calculated as if South Sound Bank had been acquired as of the beginning of the fiscal year ended September 30, 2018. The unaudited estimated pro forma information combines the historical results of South Sound Bank with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of certain fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the transaction occurred at the beginning of the fiscal year ended September 30, 2018. The unaudited pro forma information does not consider any changes to the provision for loan losses resulting from recording loans at fair value. Additionally, the Company expects to achieve further operating cost savings and other business synergies, including revenue growth as a result of the acquisition, which are not reflected in the pro forma amounts that follow. As a result, actual amounts would have differed from the unaudited pro forma information presented.

	Pro Forma for the Year Ended September 30,
	2019	2018
	(Dollars in thousands, except per share amounts)
Total revenues (net interest income plus non-interest income)	$65,501	$59,184
Net income	24,385	18,825
Basic net income per common share	2.93	2.28
Diluted net income per common share	2.88	2.23

During the year ended September 30, 2019, the Company incurred acquisition-related expenses of $462,000 related to the South Sound Acquisition, of which $317,000 is included in data processing and telecommunications and $145,000 is included in professional fees in the accompanying consolidated statements of income. During the year ended September 30, 2018, the Company incurred acquisition-related expenses of $616,000 related to the South Sound Acquisition, which are all included in professional fees in the accompanying consolidated statement of income. South Sound Bank incurred acquisition-related expenses of $1,598,000 for the fiscal year ended September 30, 2018 related to the South Sound Acquisition. The acquisition-related expenses incurred by the Company and South Sound Bank are not included in the unaudited pro forma information presented for the years ended September 30, 2019 and 2018.

Note 3 - Restricted Assets

Federal Reserve regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits.  The amounts of the reserve requirement balances as of September 30, 2019 and 2018 were $1,898,000 and $1,609,000, respectively.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Note 4 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2019 and 2018 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2019
Held to Maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$27,786	$999	$(2)	$28,783
Private label residential	317	490	(1)	806
U.S. Treasury and U.S. government agency securities	2,999	—	(8)	2,991
Total	$31,102	$1,489	$(11)	$32,580

Available for Sale
MBS: U.S. government agencies	$22,418	$114	$—	$22,532
Total	$22,418	$114	$—	$22,532

September 30, 2018
Held to Maturity
MBS:
U.S. government agencies	$1,385	$8	$(21)	$1,372
Private label residential	460	552	(2)	1,010
U.S. Treasury and U.S. government agency securities	10,965	—	(83)	10,882
Total	$12,810	$560	$(106)	$13,264

Available for Sale
MBS: U.S. government agencies	$231	$7	$(1)	$237
Mutual funds	1,000	—	(83)	917
Total	$1,231	$7	$(84)	$1,154

Held to maturity investment securities with unrealized losses were as follows as of September 30, 2019 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$291	$(1)	2	$76	$(1)	6	$367	$(2)
Private label residential	—	—	—	23	(1)	5	23	(1)
U.S. Treasury and U.S. government agency securities	—	—	—	2,991	(8)	1	2,991	(8)
Total	$291	$(1)	2	$3,090	$(10)	12	$3,381	$(11)

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

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

The Company has evaluated the investment securities in the above tables and has determined that the decline in their fair value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value of these securities recovers.

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2019, 2018 and 2017:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2019
Constant prepayment rate	6.00%	15.00%	10.67%
Collateral default rate	3.00%	19.70%	10.40%
Loss severity rate	—%	10.59%	4.07%

September 30, 2018
Constant prepayment rate	6.00%	15.00%	12.91%
Collateral default rate	—%	10.42%	5.03%
Loss severity rate	—%	75.00%	37.25%

September 30, 2017
Constant prepayment rate	6.00%	15.00%	10.40%
Collateral default rate	0.03%	10.75%	4.84%
Loss severity rate	1.00%	62.00%	41.75%

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

The following table presents the OTTI recoveries for the years ended September 30, 2019, 2018 and 2017 (dollars in thousands):

	2019	2018	2017
	Held To Maturity	Held To Maturity	Held To Maturity
Total recoveries	$71	$73	$38
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	(12)	(5)	(5)
Net recoveries recognized in earnings (2)	$59	$68	$33

________________________

(1)	Represents OTTI related to all other factors.

(2)	Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2019, 2018 and 2017 (dollars in thousands):

	2019	2018	2017
Balance, beginning of year	$1,153	$1,301	$1,505

Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	13	14	18
Subtractions:
Realized losses previously recorded as credit losses	(23)	(80)	(171)
Recovery of prior credit loss	(72)	(82)	(51)
Balance, end of year	$1,071	$1,153	$1,301

During the year ended September 30, 2019, the Company recorded a $23,000 net realized loss (as a result of investment securities being deemed worthless) on seventeen held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2018, the Company recorded an $80,000 net realized loss (as a result of investment securities being deemed worthless) on sixteen held to maturity investment securities, all of which had been recognized previously as a credit loss.  During the year ended September 30, 2017, the Company recorded a $171,000 net realized loss (as a result of investment securities being deemed worthless) on twenty-two held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits and FHLB collateral totaled $18,587,000 and $12,100,000 at September 30, 2019 and 2018, respectively.

The contractual maturities of debt securities at September 30, 2019 are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,025	$3,017	$—	$—
Due after one year to five years	495	498	145	145
Due after five years to ten years	5,893	6,272	129	130
Due after ten years	21,689	22,793	22,144	22,257
Total	$31,102	$32,580	$22,418	$22,532

Note 5 - Loans Receivable and Allowance for Loan Losses

Loans receivable by portfolio segment consisted of the following at September 30, 2019 and 2018 (dollars in thousands):

	2019	2018
Mortgage loans:
One- to four-family	$132,661	$115,941
Multi-family	76,036	61,928
Commercial	419,117	345,113
Construction – custom and owner/builder	128,848	119,555
Construction – speculative one- to four-family	16,445	15,433
Construction – commercial	39,566	39,590
Construction – multi-family	36,263	10,740
Construction – land development	2,404	3,040
Land	30,770	25,546
Total mortgage loans	882,110	736,886
Consumer loans:
Home equity and second mortgage	40,190	37,341
Other	4,312	3,515
Total consumer loans	44,502	40,856

Commercial business loans	64,764	43,053
Total loans receivable	991,376	820,795
Less:
Undisbursed portion of construction loans in process	92,226	83,237
Deferred loan origination fees, net	2,798	2,637
Allowance for loan losses	9,690	9,530
	104,714	95,404
Loans receivable, net	$886,662	$725,391

Loans receivable at September 30, 2019 are reported net of unamortized discounts totaling $1,386,000. There were no unamortized discounts on loans receivable at September 30, 2018.

Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate.  At September 30, 2019, the Company had $922,300,000 (including $92,226,000 of undisbursed construction loans in process) in loans secured by real estate, which represented 93.0% of total loans receivable.  The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

types.  At September 30, 2019, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-
family properties.  The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market.  The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.

Related Party Loans

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business.  Such related party loans were performing according to their repayment terms at September 30, 2019 and 2018.  Activity in related party loans during the years ended September 30, 2019, 2018 and 2017 was as follows (dollars in thousands):

	2019	2018	2017
Balance, beginning of year	$119	$741	$230
New loans or borrowings	1	368	592
Repayments and reclassifications	(26)	(990)	(81)
Balance, end of year	$94	$119	$741

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

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

involve a higher degree of risk than one- to four family residential lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor.  If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project.  If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment, and the Company may incur a loss.  Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors.  Loans to construct homes for which no purchaser has been identified carry more risk because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due.  The Company attempts to mitigate these risks by adhering to its underwriting policies, disbursement procedures and monitoring practices.

Construction Lending – Custom and Owner/Builder:  Custom construction and owner/builder construction loans are originated to home owners and are typically refinanced into permanent loans at the completion of construction.

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

Commercial Business Lending:  The Company originates commercial business loans which are generally secured by business equipment, accounts receivable, inventory or other property.  The Company also generally obtains personal guarantees from the business owners based on a review of personal financial statements.  Commercial business lending generally involves risks that are different from those associated with residential and commercial real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

receivable may be uncollectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the credit-worthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment.  The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of the borrowers and the guarantors.

Allowance for Loan Losses

The following table sets forth information for the year ended September 30, 2019 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,086	$(23)	$—	$104	$1,167
Multi-family	433	48	—	—	481
Commercial	4,248	(260)	—	166	4,154
Construction – custom and owner/builder	671	82	—	2	755
Construction – speculative one- to four-family	178	34	—	—	212
Construction – commercial	563	(225)	—	—	338
Construction – multi-family	135	240	—	—	375
Construction – land development	49	18	—	—	67
Land	844	(116)	(49)	18	697
Consumer loans:
Home equity and second mortgage	649	(21)	(5)	—	623
Other	117	(19)	(5)	6	99
Commercial business loans	557	242	(102)	25	722
Total	$9,530	$—	$(161)	$321	$9,690

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

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

The following table presents information on loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2019 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$—	$1,167	$1,167	$1,192	$131,469	$132,661
Multi-family	—	481	481	—	76,036	76,036
Commercial	—	4,154	4,154	3,190	415,927	419,117
Construction – custom and owner/ builder	—	755	755	—	75,411	75,411
Construction – speculative one- to four-family	—	212	212	—	10,779	10,779
Construction – commercial	—	338	338	—	24,051	24,051
Construction – multi-family	—	375	375	—	19,256	19,256
Construction – land development	—	67	67	—	1,803	1,803
Land	27	670	697	204	30,566	30,770
Consumer loans:
Home equity and second mortgage	—	623	623	603	39,587	40,190
Other	17	82	99	23	4,289	4,312
Commercial business loans	128	594	722	725	64,039	64,764
Total	$172	$9,518	$9,690	$5,937	$893,213	$899,150

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

The following table presents information on loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2018 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$—	$1,086	$1,086	$1,054	$114,887	$115,941
Multi-family	—	433	433	—	61,928	61,928
Commercial	—	4,248	4,248	2,446	342,667	345,113
Construction – custom and owner/ builder	—	671	671	—	67,024	67,024
Construction – speculative one- to four-family	—	178	178	—	7,107	7,107
Construction – commercial	—	563	563	—	23,440	23,440
Construction – multi-family	—	135	135	—	5,983	5,983
Construction – land development	—	49	49	—	1,567	1,567
Land	34	810	844	243	25,303	25,546
Consumer loans:
Home equity and second mortgage	—	649	649	359	36,982	37,341
Other	—	117	117	—	3,515	3,515
Commercial business loans	63	494	557	170	42,883	43,053
Total	$97	$9,433	$9,530	$4,272	$733,286	$737,558

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2019 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$286	$699	$—	$985	$131,676	$132,661
Multi-family	—	—	—	—	—	76,036	76,036
Commercial	94	218	779	—	1,091	418,026	419,117
Construction – custom and owner/ builder	—	—	—	—	—	75,411	75,411
Construction – speculative one- to four-family	—	—	—	—	—	10,779	10,779
Construction – commercial	—	—	—	—	—	24,051	24,051
Construction – multi-family	—	—	—	—	—	19,256	19,256
Construction – land development	—	—	—	—	—	1,803	1,803
Land	5	193	204	—	402	30,368	30,770
Consumer loans:
Home equity and second mortgage	94	—	603	—	697	39,493	40,190
Other	—	—	23	—	23	4,289	4,312
Commercial business loans	—	2	725	—	727	64,037	64,764
Total	$193	$699	$3,033	$—	$3,925	$895,225	$899,150
__________________

(1)	Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2019 and 2018, there were no loans classified as loss.

The following table presents an analysis of loans by credit quality indicator and portfolio segment at September 30, 2019 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$129,748	$296	$562	$2,055	$132,661
Multi-family	76,036	—	—	—	76,036
Commercial	405,165	11,944	683	1,325	419,117
Construction – custom and owner / builder	75,178	233	—	—	75,411
Construction – speculative one- to four-family	10,779	—	—	—	10,779
Construction – commercial	24,051	—	—	—	24,051
Construction – multi-family	19,256	—	—	—	19,256
Construction – land development	1,659	—	—	144	1,803
Land	28,390	952	1,217	211	30,770
Consumer loans:
Home equity and second mortgage	39,364	41	—	785	40,190
Other	4,257	33	—	22	4,312
Commercial business loans	63,669	232	85	778	64,764
Total	$877,552	$13,731	$2,547	$5,320	$899,150

The following table presents an analysis of loans by credit quality indicator and portfolio segment at September 30, 2018 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$113,148	$882	$581	$1,330	$115,941
Multi-family	61,928	—	—	—	61,928
Commercial	334,908	8,375	988	842	345,113
Construction – custom and owner / builder	66,720	304	—	—	67,024
Construction – speculative one- to four-family	7,107	—	—	—	7,107
Construction – commercial	23,440	—	—	—	23,440
Construction – multi-family	5,983	—	—	—	5,983
Construction – land development	1,567	—	—	—	1,567
Land	22,810	988	1,505	243	25,546
Consumer loans:
Home equity and second mortgage	36,697	82	—	562	37,341
Other	3,480	—	—	35	3,515
Commercial business loans	42,812	22	49	170	43,053
Total	$720,600	$10,653	$3,123	$3,182	$737,558

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2019 (dollars in thousands):

	September 30, 2019			For the Year Ended September 30, 2019
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,192	$1,236	$—	$1,110	$71	$62
Commercial	3,190	3,190	—	2,920	227	192
Land	63	126	—	100	3	3
Consumer loans:
Home equity and second mortgage	603	603	—	459	—	—
Commercial business loans	189	291	—	142	30	30
Subtotal	5,237	5,446	—	4,731	331	287
With an allowance recorded:
Mortgage loans:
Land	141	141	27	246	—	—
Consumer loans:
Other	23	23	17	10	—	—
Commercial business loans	536	536	128	350	30	30
Subtotal	700	700	172	606	30	30
Total:
Mortgage loans:
One- to four-family	1,192	1,236	—	1,110	71	62
Commercial	3,190	3,190	—	2,920	227	192
Land	204	267	27	346	3	3
Consumer loans:
Home equity and second mortgage	603	603	—	459	—	—
Other	23	23	17	10	—	—
Commercial business loans	725	827	128	492	60	60
Total	$5,937	$6,146	$172	$5,337	$361	$317

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

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
September 30, 2019 and 2018

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

The Company had $3,269,000 in TDRs included in impaired loans at September 30, 2019 and had no commitments to lend additional funds on these loans.  The Company had $3,278,000 in TDRs included in impaired loans at September 30, 2018 and had no commitments to lend additional funds on these loans. The allowance for loan losses allocated to TDRs at September 30, 2019 and 2018 was $56,000 and $97,000, respectively.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of September 30, 2019 and 2018 (dollars in thousands):

	2019
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$493	$141	$634
Commercial	2,410	—	2,410
Consumer loans:
Home equity and second mortgage	—	82	82
Commercial business loans	—	143	143
Total	$2,903	$366	$3,269

	2018
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$509	$—	$509
Commercial	2,446	—	2,446
Land	—	153	153
Commercial business loans	—	170	170
Total	$2,955	$323	$3,278

There was one new TDR during the year ended September 30, 2019. There were three new TDRs during the year ended September 30, 2018. There were no new TDRs during the year ended September 30, 2017. The following table sets forth information with respect to the Company's TDRs, by portfolio segment, during the years ended September 30, 2019 and 2018 (dollars in thousands):

2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Home equity and second mortgage loan (1)	1	$85	$85	$82
Total	1	$85	$85	$82

2018
Land loans (2)	1	$244	$155	$153
Commercial business loans (1)	2	183	183	170
Total	3	$427	$338	$323

(1) Modifications were a result of reduction in interest rates or monthly payment amounts.
(2) Modification was a result of a reduction in principal balance.

There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended September 30, 2019, 2018 or 2017.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2019 and 2018 (dollars in thousands):

	2019	2018
Land	$5,404	$4,400
Buildings and improvements	23,847	20,636
Furniture and equipment	9,012	8,026
Property held for future expansion	334	129
Construction and purchases in progress	338	566
	38,935	33,757
Less accumulated depreciation	16,105	14,804
Premises and equipment, net	$22,830	$18,953

The Company leases certain premises under operating lease agreements.  Certain leases contain renewal options from five to ten years and escalation clauses. Total rental expense was $332,000, $206,000 and $275,000 for the years ended September 30, 2019, 2018 and 2017, respectively, which is included in premises and equipment expense in the accompanying consolidated statements of income.

Minimum net rental commitments under non-cancellable leases having an original or remaining term of more than one year for fiscal years ending subsequent to September 30, 2019 are as follows (dollars in thousands):

2020	$315
2021	229
2022	35
Total minimum payments required	$579

Note 7 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2019 and 2018 (dollars in thousands):

	2019		2018
	Amount	Number	Amount	Number
Balance, beginning of year	$1,913	12	$3,301	16
Addition due to South Sound Acquisition	25	1	—	—
Other additions	293	2	324	2
Writedowns	(24)	—	(248)	—
Sales	(524)	(3)	(1,464)	(6)
Balance, end of year	$1,683	12	$1,913	12

At both September 30, 2019 and 2018, OREO and other repossessed assets consisted of 12 OREO properties in Washington, with balances ranging from $13,000 to $874,000.   The Company recorded net gains on sales of OREO and other repossessed assets of $89,000, $229,000, and $54,000 for the years ended September 30, 2019, 2018 and 2017, respectively. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

At September 30, 2019, there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession and the amount of one- to four-family properties in the process of foreclosure totaled $150,000. At September 30, 2018, there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession and there were no one- to four-family properties in the process of foreclosure.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Note 8 - Goodwill and CDI

Goodwill
The following table presents the change in the recorded amount of goodwill for the year ended September 30, 2019 (dollars in thousands). There were no changes to the recorded amount of goodwill for the years ended September 30, 2018 and 2017.

Balance, beginning of year	$5,650
Addition as a result of the South Sound Acquisition (see Note 2)	9,481
Balance, end of year	$15,131

CDI
During the year ended September 30, 2019, the Company recorded a CDI of $2,483,000 in connection with the South Sound Acquisition. The net unamortized CDI totaled $2,031,000 at September 30, 2019. The CDI amortization expense totaled $452,000 for the year ended September 30, 2019.

Amortization expense for the CDI for fiscal years ending subsequent to September 30, 2019 is estimated to be as follows (dollars in thousands):

2020	$406
2021	361
2022	316
2023	271
2024	226
Thereafter	451
Total	$2,031

Note 9 - Servicing Rights

The Company services one- to four-family mortgage loans for Freddie Mac and also provides servicing for secondary market purchasers of the guaranteed portion of SBA loans; such loans are not included in the accompanying consolidated balance sheets.  The principal amount of loans serviced for Freddie Mac at September 30, 2019, 2018 and 2017 was $386,357,000, $370,928,000 and $358,173,000, respectively.  The guaranteed principal amount of SBA loans serviced for others at September 30, 2019, 2018 and 2017 was $12,765,000, $754,000 and $697,000, respectively.

The following is an analysis of the changes in Freddie Mac servicing rights for the years ended September 30, 2019, 2018 and 2017 (dollars in thousands):

	2019	2018	2017
Balance, beginning of year	$2,022	$1,823	$1,570
Additions	747	687	739
Amortization	(563)	(488)	(486)
Balance, end of year	$2,206	$2,022	$1,823

At September 30, 2019, 2018 and 2017, the estimated fair value of Freddie Mac servicing rights totaled $3,694,000, $4,171,000 and $3,556,000, respectively.  The Freddie Mac servicing rights' fair values at September 30, 2019, 2018 and 2017 were estimated using discounted cash flow analyses with average discount rates of 9.00%, 8.99% and 9.52%, respectively, and average conditional prepayment rates of 11.31%, 8.10% and 9.90%, respectively. At September 30, 2019, 2018 and 2017, there were no valuation allowances on the Freddie Mac servicing rights.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

The following is an analysis of the changes in SBA servicing rights for the years ended September 30, 2019, 2018 and 2017 (dollars in thousands):

	2019	2018	2017
Balance, beginning of year	$6	$2	$3
Additions due to South Sound Acquisition	281	—	—
Other additions	2	7	—
Amortization	(83)	(3)	(1)
Valuation allowance	(4)	—	—
Balance, end of year	$202	$6	$2

At September 30, 2019, the estimated fair value of SBA servicing rights totaled $202,000.  The SBA servicing rights' fair values at September 30, 2019 were estimated using discounted cash flow analyses with average discount rates of 15.00% and average conditional prepayment rates of 16.13%. At September 30, 2019 there was a $4,000 valuation allowance on SBA servicing rights. At September 30, 2018 and 2017 the SBA servicing rights were insignificant.

Note 10 - Deposits

Deposits consisted of the following at September 30, 2019 and 2018 (dollars in thousands):

	2019	2018
Non-interest-bearing demand	$296,472	$233,258
NOW checking	297,055	225,290
Savings	164,506	151,404
Money market	144,539	137,746
Certificates of deposit	165,655	141,808
Total	$1,068,227	$889,506

Individual certificates of deposit in amounts of $250,000 or greater totaled $29,211,000 and $18,164,000 at September 30, 2019 and 2018, respectively. The Company had brokered deposits totaling $19,327,000 and $17,202,000 at September 30, 2019 and 2018, respectively.

Scheduled maturities of certificates of deposit for fiscal years ending subsequent to September 30, 2019 are as follows (dollars in thousands):

2020	$92,266
2021	38,724
2022	17,746
2023	8,113
2024	8,806
Total	$165,655

Interest expense on deposits by account type was as follows for the years ended September 30, 2019, 2018 and 2017 (dollars in thousands):

	2019	2018	2017
NOW checking	$840	$451	$460
Savings	106	85	78
Money market	1,119	722	434
Certificates of deposit	2,500	1,520	1,246
Total	$4,565	$2,778	$2,218

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Note 11 – FHLB Borrowings and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 45% of the Bank’s total assets, limited by available collateral.  The Bank had no FHLB borrowings outstanding at both September 30, 2019 and 2018.  Under the Advances, Pledge and Security Agreement entered into with the FHLB ("FHLB Borrowing Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for borrowings.

The Bank also has a letter of credit ("LOC") with the FHLB for the purpose of collateralizing Washington State public deposits. The LOC amount reduces the Bank's available borrowings under the FHLB Borrowing Agreement. The LOC had a limit of $23,000,000 as of September 30, 2019, all of which was available to draw upon.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2019 the Bank had a borrowing capacity on this line of $84,356,000. The Bank had no outstanding borrowings on this line at both September 30, 2019 and 2018.

The Bank has a short-term $10,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. The Bank had no outstanding borrowings on this line at both September 30, 2019 and 2018.

Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2019 and 2018 (dollars in thousands):

	2019	2018
Accrued deferred compensation, profit sharing plans and bonuses payable	$3,131	$1,235
Accrued interest payable on deposits	333	225
Accounts payable and accrued expenses - other	4,374	2,667
Total other liabilities and accrued expenses	$7,838	$4,127

Note 13 - Income Taxes

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

As a result of the Tax Act, during the year ended September 30, 2018, the Company recorded a one-time income tax expense of $548,000 in conjunction with remeasuring its net deferred tax assets. The impact of using the 24.5% blended federal income tax rate for the year ended September 30, 2018 versus a 35.0% rate reduced the provision for income taxes by approximately $2.21 million, which was partially offset by the $548,000 one-time net deferred tax asset remeasurement.

The components of the provision for income taxes for the years ended September 30, 2019, 2018 and 2017 were as follows (dollars in thousands):

	2019	2018	2017
Current:
Federal	$5,198	$4,900	$6,656
State	—	4	35
Deferred	703	797	385
Provision for income taxes	$5,901	$5,701	$7,076

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

At September 30, 2019 the Company had income taxes receivable of $1,210,000, which is included in other assets in the accompanying 2019 consolidated balance sheet. At September 30, 2018 the Company had income taxes payable of $151,000, which is included in other liabilities in the accompanying 2018 consolidated balance sheet.

The components of the Company’s deferred tax assets and liabilities at September 30, 2019 and 2018 were as follows (dollars in thousands):

	2019	2018
Deferred Tax Assets
Allowance for loan losses	$1,550	$2,021
Allowance for OREO losses	218	311
Unearned ESOP shares	—	32
Core deposit intangible	—	31
OTTI credit impairment on investment securities	97	104
Accrued interest on loans	76	10
Net unrealized losses on investment securities	—	42
Deferred compensation and bonuses	520	56
Reserve for loan commitments	51	43
Other	82	29
Total deferred tax assets	2,594	2,679

Deferred Tax Liabilities
Goodwill	1,187	1,107
Servicing rights	506	426
Depreciation	494	283
Loan fees/costs	267	121
FHLB stock dividends	82	82
Prepaid expenses	70	74
Purchase accounting adjustment	110	—
Net unrealized gains on investment securities and investments in equity securities	15	—
Other	—	2
Total deferred tax liabilities	2,731	2,095

Net deferred tax assets (liabilities)	$(137)	$584

The provision for income taxes for the years ended September 30, 2019, 2018 and 2017 differs from that computed at the federal statutory corporate tax rate as follows (dollars in thousands):

	2019	2018	2017
Expected federal income tax provision at statutory rate	$6,283	$5,500	$7,435
Net impact of the Tax Act	—	548	—
BOLI income	(345)	(134)	(191)
Dividends on ESOP	(73)	(71)	(102)
Stock options tax effect	(87)	(157)	(188)
Other, net	123	15	122
Provision for income taxes	$5,901	$5,701	$7,076

No valuation allowance for deferred tax assets was recorded as of September 30, 2019 and 2018, as management believes that it is more likely than not that all of the deferred tax assets will be realized based on management's expectations of future taxable income.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Note 14 - Employee Stock Ownership and 401(k) Plan

The Timberland Bank Employee Stock Ownership and 401(k) Plan (“KSOP”) is comprised of two components, the ESOP and the 401(k) Plan.  The KSOP benefits employees with at least one year of service who are 18 years of age or older.  The Bank may fund the ESOP with contributions of cash or stock, and may fund the 401(k) Plan with contributions of cash.  Employee vesting occurs over six years.

ESOP

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company.  The loan was repaid primarily from the Bank’s contributions to the ESOP and was fully repaid by March 31, 2019. The interest rate on the loan was 8.5%. Interest expense on the ESOP debt was $9,000, $53,000 and $96,000 for the years ended September 30, 2019, 2018 and 2017, respectively.

The amount of the Bank's annual contribution is discretionary, except that it must be sufficient to enable the ESOP to service its debt.  All dividends received by the ESOP were used to pay debt service through March 31, 2019. The dividends received after March 31, 2019 have been paid directly to participants. Dividends of $176,000, $291,000 and $293,000 were used to service the debt during the years ended September 30, 2019, 2018 and 2017, respectively.  As the Plan made each payment of principal and interest, an appropriate percentage of stock was released and allocated annually to eligible employee accounts, in accordance with applicable regulations. As of September 30, 2019, an aggregate of 632,719 ESOP shares, which were previously released for allocation to participants, had been distributed to participants.

Shares held by the ESOP as of September 30, 2019, 2018 and 2017 were classified as follows:

	2019	2018	2017
Unallocated shares	—	17,639	52,905
Shares released for allocation	425,281	451,644	489,665
Total ESOP shares	425,281	469,283	542,570

The approximate fair market value of the ESOP’s unallocated shares at September 30, 2018 and 2017 was $551,000 and $1,658,000, respectively.  Compensation expense recognized under the ESOP for the years ended September 30, 2019, 2018 and 2017 was $318,000, $823,000, and $495,000, respectively.

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established under the Internal Revenue Code.  Contributions by the Bank are at the discretion of the Board except for a safe harbor contribution of 3% of eligible employees' wages, which is mandatory according to the plan document.  Bank contributions totaled $743,000, $379,000 and $358,000 for the years ended September 30, 2019, 2018 and 2017, respectively.

Note 15 - Stock Compensation Plans

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of the grant.  At September 30, 2019, there were 30,076 shares of common stock available which may be awarded as options or restricted stock pursuant to future grants under the 2014 Equity Incentive Plan.

At both September 30, 2019 and 2018, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the years ended September 30, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Stock option activity for the years ended September 30, 2019, 2018 and 2017 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2016	373,130	$9.82
Options granted	58,250	29.69
Options exercised	(46,310)	7.17
Options forfeited	(4,950)	6.28
Outstanding September 30, 2017	380,120	13.23

Options granted	45,950	31.80
Options exercised	(40,100)	7.92
Options forfeited	(5,150)	13.39
Outstanding September 30, 2018	380,820	16.03

Options granted	46,840	27.14
Options exercised	(43,856)	9.14
Options forfeited	(5,500)	19.89
Outstanding September 30, 2019	378,304	$18.15

The aggregate intrinsic value of options exercised during the years ended September 30, 2019 and 2018 was $864,000 and $894,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the rate of a U.S. Treasury security with a similar term as the expected life of the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 58,250 options granted during the year ended September 30, 2017 with an aggregate grant date fair value of $224,000. There were 45,950 options granted during the year ended September 30, 2018 with an aggregate grant date fair value of $206,000. There were 46,840 options granted during the year ended September 30, 2019 with an aggregate grant date fair value of $240,000.

The weighted average assumptions for options granted during the years ended September 30, 2019, 2018 and 2017 were as follows:

	2019	2018	2017
Expected volatility	29%	17%	16%
Expected life (in years)	5	5	5
Expected dividend yield	3.28%	2.61%	1.85%
Risk free interest rate	1.53%	2.97%	1.89%
Grant date fair value per share	$5.12	$4.48	$3.84

There were 77,540 options that vested during the year ended September 30, 2019 with a total fair value of $203,000. There were 76,450 options that vested during the year ended September 30, 2018 with a total fair value of $181,000. There were 69,800 options that vested during the year ended September 30, 2017 with a total fair value of $145,000.

At September 30, 2019, there were 160,750 unvested options with an aggregate grant date fair value of $605,000, all of which the Company assumes will vest.  The unvested options had an aggregate intrinsic value of $658,000 at September 30, 2019.  At September 30, 2018, there were 196,750 unvested options with an aggregate grant date fair value of $582,000.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Additional information regarding options outstanding at September 30, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	2,500	$4.33	0.9	2,500	$4.33	0.9
5.86 - 6.00	19,100	5.97	3.1	19,100	5.97	3.1
9.00	49,975	9.00	4.1	49,975	9.00	4.1
10.26 - 10.71	110,839	10.58	5.5	87,589	10.57	5.5
15.67	48,000	15.67	7.0	27,000	15.67	7.0
27.14	46,840	27.14	10.0	—	N/A	N/A
29.69	55,600	29.69	8.0	22,300	29.69	8.0
31.80	45,450	31.80	9.0	9,090	31.80	9.0
	378,304	$18.15	6.7	217,554	$13.21	5.5

The aggregate intrinsic value of options outstanding at September 30, 2019, 2018 and 2017 was $3,854,000, $5,813,000, and $6,882,000, respectively.

As of September 30, 2019, unrecognized compensation cost related to non-vested stock options was $604,000, which is expected to be recognized over a weighted average period of 2.45 years.

Note 16 - Commitments and Contingencies

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

A summary of the Company’s commitments at September 30, 2019 and 2018 is as follows (dollars in thousands):

	2019	2018
Undisbursed portion of construction loans in process (see Note 5)	$92,226	$83,237
Undisbursed lines of credit	80,184	49,525
Commitments to extend credit	16,578	17,665

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments.  The reserve for unfunded loan commitments totaled $241,000 and $207,000 at September 30, 2019 and 2018, respectively.  These amounts are included in other liabilities and accrued expenses in the accompanying

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

consolidated balance sheets.  Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

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

Note 17 - Regulatory Matters

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

The minimum requirements are a common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At September 30, 2019, the Bank's CET1 capital exceeded the required capital conservation buffer.

At September 30, 2019 and 2018 the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2019 and 2018 under the regulations of the FDIC. The following tables compare the Bank’s actual capital amounts at September 30, 2019 and 2018 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

September 30, 2019	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory MinimumTo Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$152,926	12.5%	$49,044	4.0%	$61,305	5.0%
Risk-based Capital Ratios:
Common equity Tier 1 capital	152,926	18.1	38,019	4.5	54,916	6.5
Tier 1 capital	152,926	18.1	50,692	6.0	67,589	8.0
Total capital	162,857	19.3	67,589	8.0	84,487	10.0

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

September 30, 2018	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$117,336	11.7%	$40,024	4.0%	$50,031	5.0%
Risk-based Capital Ratios:
Common equity Tier 1 capital	117,336	16.7	31,539	4.5	45,557	6.5
Tier 1 capital	117,336	16.7	42,052	6.0	56,070	8.0
Total capital	126,109	18.0	56,070	8.0	70,087	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2019, Timberland Bancorp would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp at September 30, 2019 and 2018 assuming Timberland Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets (dollars in thousands):

	2019		2018
	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$155,468	12.7%	$120,175	12.0%
Risk-based Capital Ratios:
Common equity Tier 1 capital	155,468	18.4	120,175	17.1
Tier 1 capital	155,468	18.4	120,175	17.1
Total capital	165,399	19.6	128,955	18.4

Note 18 - Condensed Financial Information - Parent Company Only
Condensed Balance Sheets - September 30, 2019 and 2018
(dollars in thousands)

	2019	2018
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$336	$306
Interest-bearing deposits in banks	2,555	2,588
Total cash and cash equivalents	2,891	2,894

Loan receivable from ESOP	—	285
Investment in Bank	168,525	121,818
Other assets	15	15
Total assets	$171,431	$125,012

Liabilities and shareholders’ equity
Accrued expenses	$364	$355
Shareholders’ equity	171,067	124,657
Total liabilities and shareholders’ equity	$171,431	$125,012

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Condensed Statements of Income - Years Ended September 30, 2019, 2018 and 2017
(dollars in thousands)

	2019	2018	2017
Operating income
Interest on deposits in banks	$67	$37	$27
Interest on loan receivable from ESOP	9	53	96
Dividends from Bank	6,607	4,429	1,390
Total operating income	6,683	4,519	1,513

Operating expenses	525	591	467

Income before income taxes and equity in undistributed income of Bank	6,158	3,928	1,046
Benefit for income taxes	(169)	(198)	(385)

Income before undistributed income of Bank	6,327	4,126	1,431

Equity in undistributed income of Bank	17,693	12,595	12,736
Net income	$24,020	$16,721	$14,167

Condensed Statements of Cash Flows - Years Ended September 30, 2019, 2018 and 2017
(dollars in thousands)

	2019	2018	2017
Cash flows from operating activities
Net income	$24,020	$16,721	$14,167
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(17,693)	(12,595)	(12,736)
Earned ESOP shares	441	882	605
Stock option compensation expense	159	172	156
Other, net	9	280	33
Net cash provided by operating activities	6,936	5,460	2,225

Cash flows from investing activities
Investment in Bank	(14,915)	(1,271)	(930)
Principal repayments on loan receivable from ESOP	285	536	493
Cash acquired, net of cash consideration paid in business combination	14,284	—	—
Net cash used in investing activities	(346)	(735)	(437)

Cash flows from financing activities
Proceeds from exercise of stock options	401	318	332
Proceeds from exercise of stock warrant	—	—	2,496
Repurchase of common stock	(499)	—	—
Payment of dividends	(6,495)	(4,431)	(3,641)
Net cash used in financing activities	(6,593)	(4,113)	(813)

Net (decrease) increase in cash and cash equivalents	(3)	612	975

Cash and cash equivalents
Beginning of period	2,894	2,282	1,307
End of period	$2,891	$2,894	$2,282

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Note 19 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2019, 2018 and 2017 is as follows (dollars in thousands, except per share amounts):

	2019	2018	2017
Basic net income per common share computation
Numerator - net income to common shareholders	$24,020	$16,721	$14,167

Denominator - weighted average common shares outstanding	8,318,928	7,334,577	7,136,690

Basic net income per common share	$2.89	$2.28	$1.99

Diluted net income per common share computation
Numerator - net income to common shareholders	$24,020	$16,721	$14,167

Denominator - weighted average common shares outstanding	8,318,928	7,334,577	7,136,690
Effect of dilutive stock options (1)	149,298	191,767	163,773
Effect of dilutive stock warrant (2)	—	—	79,590
Weighted average common shares outstanding-assuming dilution	8,468,226	7,526,344	7,380,053

Diluted net income per common share	$2.84	$2.22	$1.92
___________________
(1) For the years ended September 30, 2019, 2018 and 2017, average options to purchase 102,920, 29,581 and 1,117 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

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

Note 20 - Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the years ended September 30, 2019, 2018 and 2017 are as follows (dollars in thousands):

	Changes in fair value of available for sale securities [1]	Changes in OTTI on held to maturity securities [1]	Total [1]
2019
Balance of AOCI at the beginning of period	$(58)	$(71)	$(129)
Other comprehensive income	85	31	116
Adoption of ASU 2016-01	63	—	63
Balance of AOCI at the end of period	$90	$(40)	$50

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

2018
Balance of AOCI at the beginning of period	$(19)	$(105)	$(124)
Other comprehensive loss	(39)	34	(5)
Balance of AOCI at the end of period	$(58)	$(71)	$(129)

2017
Balance of AOCI at the beginning of period	$4	$(179)	$(175)
Other comprehensive income	(23)	74	51
Balance of AOCI at the end of period	$(19)	$(105)	$(124)
___________________
[1] All amounts are net of income taxes.

Note 21 - Fair Value Measurements

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

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2019 and 2018. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2019 and 2018 are as follows (dollars in thousands):

	Estimated Fair Value
September 30, 2019	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$22,532	$—	$22,532
Investments in equity securities
Mutual funds	958	—	—	958
Total	$958	$22,532	$—	$23,490

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

September 30, 2018
Available for sale investment securities
MBS: U.S. government agencies	$—	$237	$—	$237
Mutual funds	917	—	—	917
Total	$917	$237	$—	$1,154

There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2019 and 2018.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2019 (dollars in thousands):

	Estimated Fair Value
Impaired loans:	Level 1	Level 2	Level 3
Mortgage loans:
Land	$—	$—	$114
Consumer loans:
Other			6
Commercial business loans	—	—	408
Total impaired loans	—	—	528

Investment securities – held to maturity:
MBS - Private label residential	—	2	—
OREO and other repossessed assets	—	—	1,683
Total	$—	$2	$2,211

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2019 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$528	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	1,683	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

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
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2018 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$226	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	1,913	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a fair value for these types of items as of September 30, 2019 and 2018.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with ASU 2016-01, which the Company adopted on October 1, 2018 on a prospective basis, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2019 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$143,015	$143,015	$143,015	$—	$—
CDs held for investment	78,346	78,346	78,346	—	—
Investment securities	53,634	55,112	3,949	51,163	—
Investments in equity securities	958	958	958	—	—
FHLB stock	1,437	1,437	1,437	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	6,071	6,260	6,260	—	—
Loans receivable, net	886,662	892,495	—	—	892,495
Accrued interest receivable	3,598	3,598	3,598	—	—

Financial Liabilities
Certificates of deposit	165,655	166,852	—	—	166,852
Accrued interest payable	333	333	333	—	—

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2018 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$148,864	$148,864	$148,864	$—	$—
CDs held for investment	63,290	63,290	63,290	—	—
Investment securities	13,964	14,418	8,812	5,606	—
FHLB stock	1,190	1,190	1,190	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,785	1,814	1,814	—	—
Loans receivable, net	725,391	711,071	—	—	711,071
Accrued interest receivable	2,877	2,877	2,877	—	—

Financial Liabilities
Certificates of deposit	141,808	140,831	—	—	140,831
Accrued interest payable	225	225	225	—	—

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

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Note 22 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018
Interest and dividend income	$14,384	$14,185	$13,841	$13,315
Interest expense	(1,233)	(1,248)	(1,113)	(971)
Net interest income	13,151	12,937	12,728	12,344

Non-interest income	3,597	3,538	3,940	3,266
Non-interest expense (1)	(8,774)	(8,967)	(9,277)	(8,562)

Income before income taxes	7,974	7,508	7,391	7,048

Provision for income taxes	1,639	1,552	1,277	1,433
Net income	$6,335	$5,956	$6,114	$5,615

Net income per common share
Basic	$0.76	$0.71	$0.74	$0.68
Diluted (2)	$0.75	$0.70	$0.72	$0.66
__________________________________________
(1) During the quarters ended December 31, 2018, March 31, 2019, June 30, 2019 and September 30, 2019 the Company incurred expenses related to the acquisition of South Sound Bank of $64, $55, $328, and $15, respectively.
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
__________________________________________
(1) During the quarters ended December 31, 2017, March 31, 2018, June 30, 2018, and September 30, 2018 the Company incurred expenses related to the acquisition of South Sound Bank of $9, $80, $181, and $346, respectively.

(2) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

Notes to Consolidated Financial Statements_________________________________________________________________

Timberland Bancorp, Inc. and Subsidiary
September 30, 2019 and 2018

Note 23 - Revenue from Contracts with Customers

In accordance with ASC 606, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income with the exception of gains on sale of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense and were not significant for the year ended September 30, 2019. For the year ended September 30, 2019, the Company recognized $4,904,000 in services charges on deposits, $4,036,000 in ATM and debit card interchange fees, $197,000 in escrow fees and $46,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

Descriptions of the Company's revenue-generating activities that are within the scope of ASC 606 are as follows:

•
Service Charges on Deposits: The Company earns fees from its deposit customers from a variety of deposit products and services. Non-transaction based fees such as account maintenance fees and monthly statement fees are considered to be provided to the customer under a day-to-day contract with ongoing renewals. Revenue for these non-transaction fees are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Transaction based-fees such as non-sufficient fund charges, stop payment charges and wire fees are recognized at the time the transaction is executed as the contract duration does not extend beyond the service performed.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2019.

The effectiveness of internal control over financial reporting as of September 30, 2019, has been audited by Delap LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements. Delap LLP's attestation report on the Company's internal control over financial reporting is included in "Item 8. Financial Statements and Supplementary Data."

The management of the Company has assessed the Company's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on September 30, 2019. Management has concluded that the Company complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: December 9, 2019

/s/ Michael R. Sand	/s/ Dean J. Brydon
Michael R. Sand	Dean J. Brydon
President and Chief Executive Officer	Chief Financial Officer

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee, which as of September 30, 2019 was composed of Directors Stoney, Smith, Goldberg and Davis. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Company’s Board of Directors has designated Director Stoney as the Audit Committee financial expert, as defined in the SEC’s Regulation S-K.  Directors Stoney, Smith, Goldberg and Davis are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2019.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

(d)    Equity Compensation Plan Information.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	87,575	$8.45	—

Timberland Bancorp, Inc. 2014 Equity Incentive Plan:	290,729	21.07	30,076

Equity compensation plans not approved by security holders	—	—	—

Total	378,304	$18.15	30,076

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

2.1	Agreement and Plan of Merger, dated as of May 22, 2018, by and between Timberland Bancorp, Timberland Bank and South Sound Bank (1)
3.1	Articles of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (4)
4.2	Description of Capital Stock of Timberland Bancorp, Inc.
10.1	Employee Severance Compensation Plan, as revised (5)
10.2	Employee Stock Ownership Plan (5)
10.3	2003 Stock Option Plan (6)
10.4	Form of Incentive Stock Option Agreement (7)
10.5	Form of Non-qualified Stock Option Agreement (7)
10.6	Form of Management Recognition and Development Award Agreement (7)
10.7	Employment Agreement with Michael R. Sand (8)
10.8	Employment Agreement with Dean J. Brydon (8)
10.9	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (9)
14	Code of Ethics (10)
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp, Inc.’s  Annual Report on Form 10-K for the year ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements

____________

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed May 23, 2018.

(2)	Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.

(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 1, 2018.

(4)	Filed as an exhibit to the Registrant's Statement on Form S-1 (333-35817) and incorporated by reference.

(5)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 16, 2007.

(6)	Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to Exhibit 99.2 included in the Registrant’s Registration Statement on Form S-8 (333-1161163).

(8)	Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on March 29, 2013.

(9)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

(10)	Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLAND BANCORP, INC.

Date: December 9, 2019	By:	/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 9, 2019
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 9, 2019
Jon C. Parker

/s/Dean J. Brydon	Chief Financial Officer	December 9, 2019
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Andrea M. Clinton	Director	December 9, 2019
Andrea M. Clinton

/s/James A. Davis	Director	December 9, 2019
James A. Davis

/s/Larry D. Goldberg	Director	December 9, 2019
Larry D. Goldberg

/s/Kathy D. Leodler	Director	December 9, 2019
Kathy D. Leodler

/s/David A. Smith	Director	December 9, 2019
David A. Smith

/s/Michael J. Stoney	Director	December 9, 2019
Michael J. Stoney

/s/Daniel D. Yerrington	Director	December 9, 2019
Daniel D. Yerrington

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

4.2	Description of Capital Stock of Timberland Bancorp, Inc.
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements