Form 10-Q
period 2019-12-31
TIMBERLAND BANCORP INC
filed 2020-02-07
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019

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
Yes ___    No   _X_

As of January 31, 2020, there were 8,365,794 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and September 30, 2019
(Dollars in thousands, except per share amounts)

	December 31, 2019	September 30, 2019
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$24,322	$25,179
Interest-bearing deposits in banks	94,529	117,836
Total cash and cash equivalents	118,851	143,015

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	76,249	78,346
Investment securities held to maturity, at amortized cost (estimated fair value $40,240 and $32,580)	39,080	31,102
Investment securities available for sale, at fair value	37,873	22,532
Investments in equity securities, at fair value	953	958
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,437	1,437
Other investments, at cost	3,000	3,000
Loans held for sale	5,420	6,071
Loans receivable, net of allowance for loan losses of $9,882 and $9,690	913,150	886,662
Premises and equipment, net	22,588	22,830
Other real estate owned (“OREO”) and other repossessed assets, net	1,659	1,683
Accrued interest receivable	3,665	3,598
Bank owned life insurance (“BOLI”)	21,152	21,005
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	1,930	2,031
Servicing rights, net	2,599	2,408
Operating lease right-of-use ("ROU") assets	2,823	—
Other assets	2,982	5,323
Total assets	$1,270,542	$1,247,132

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$297,676	$296,472
Interest-bearing	786,801	771,755
Total deposits	1,084,477	1,068,227

Operating lease liabilities	2,823	—
Other liabilities and accrued expenses	7,589	7,838
Total liabilities	1,094,889	1,076,065
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2019 and September 30, 2019
(Dollars in thousands, except per share amounts)

	December 31, 2019	September 30, 2019
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,346,394 shares issued and outstanding - December 31, 2019 8,329,419 shares issued and outstanding - September 30, 2019	43,246	43,030
Retained earnings	132,553	127,987
Accumulated other comprehensive income (loss)	(146)	50
Total shareholders’ equity	175,653	171,067
Total liabilities and shareholders’ equity	$1,270,542	$1,247,132
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Interest and dividend income
Loans receivable and loans held for sale	$12,764	$11,782
Investment securities	439	278
Dividends from mutual funds, FHLB stock and other investments	37	39
Interest-bearing deposits in banks and CDs	951	1,216
Total interest and dividend income	14,191	13,315

Interest expense
Deposits	1,189	971
Total interest expense	1,189	971

Net interest income	13,002	12,344

Provision for loan losses	200	—

Net interest income after provision for loan losses	12,802	12,344

Non-interest income
Recoveries on investment securities	103	11
Adjustment for portion of other than temporary impairment ("OTTI") transferred from other comprehensive income (loss) (before income taxes)	—	—
Net recoveries on investment securities	103	11
Service charges on deposits	1,200	1,216
ATM and debit card interchange transaction fees	1,094	949
BOLI net earnings	147	157
Gain on sales of loans, net	953	386
Escrow fees	83	56
Servicing income on loans sold	51	148
Fee income from non-deposit investment sales	6	31
Other, net	301	312
Total non-interest income, net	3,938	3,266

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Non-interest expense
Salaries and employee benefits	$4,722	$4,606
Premises and equipment	894	954
Loss (gain) on sales/dispositions of premises and equipment, net	(99)	—
Advertising	183	191
OREO and other repossessed assets, net	(1)	50
ATM and debit card interchange transaction fees	440	422
Postage and courier	135	110
State and local taxes	216	196
Professional fees	269	265
Federal Deposit Insurance Corporation ("FDIC") insurance	(27)	74
Loan administration and foreclosure	89	87
Data processing and telecommunications	584	673
Deposit operations	317	294
Amortization of CDI	101	109
Other	550	531
Total non-interest expense, net	8,373	8,562

Income before income taxes	8,367	7,048

Provision for income taxes	1,715	1,433

Net income	$6,652	$5,615

Net income per common share
Basic	$0.80	$0.68
Diluted	$0.78	$0.66

Weighted average common shares outstanding
Basic	8,341,470	8,293,212
Diluted	8,475,029	8,457,703

Dividends paid per common share	$0.25	$0.23

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Comprehensive income
Net income	$6,652	$5,615
Other comprehensive income (loss)
Unrealized holding loss on investment securities available for sale, net of income taxes of ($55) and ($22), respectively	(206)	(86)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $0 and ($1), respectively	—	(3)
Accretion of OTTI on investment securities held to maturity, net of income taxes of $3 and $3, respectively	10	10
Total other comprehensive loss, net of income taxes	(196)	(79)

Total comprehensive income	$6,456	$5,536

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2019 and 2018
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Income (Loss)
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2018	7,401,177	$14,394	$(133)	$110,525	$(129)	$124,657

Net income	—	—	—	5,615	—	5,615
Other comprehensive loss	—	—	—	—	(79)	(79)
Common stock issued for business combination	904,826	28,267	—	—	—	28,267
Exercise of stock options	7,400	71	—	—	—	71
Common stock dividends ($0.23 per common share)	—	—	—	(1,911)	—	(1,911)
Earned ESOP shares, net of income taxes	—	166	66	—	—	232
Stock option compensation expense	—	53	—	—	—	53
Adoption of Accounting Standards Update ("ASU") 2016-01	—	—	—	(63)	63	—
Balance, December 31, 2018	8,313,403	42,951	(67)	114,166	(145)	156,905

Balance, September 30, 2019	8,329,419	43,030	—	127,987	50	171,067

Net income	—	—	—	6,652	—	6,652
Other comprehensive loss	—	—	—	—	(196)	(196)
Exercise of stock options	16,975	170	—	—	—	170
Common stock dividends ($0.25 per common share)	—	—	—	(2,086)	—	(2,086)
Stock option compensation expense	—	46	—	—	—	46
Balance, December 31, 2019	8,346,394	$43,246	$—	$132,553	$(146)	$175,653

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$6,652	$5,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	200	—
Depreciation	376	390
Accretion of discount on purchased loans	(145)	(87)
Amortization of CDI	101	109
Earned ESOP shares	—	232
Stock option compensation expense	46	53
Net recoveries on investment securities	(103)	(11)
Change in fair value of investments in equity securities	5	(8)
Gain on sales of OREO and other repossessed assets, net	(39)	—
Provision for OREO losses	—	3
Gain on sales of loans, net	(953)	(386)
Loss (gain) on sales/disposition of premises and equipment, net	(99)	—
Loans originated for sale	(32,959)	(16,932)
Proceeds from sales of loans	34,563	16,115
Amortization of servicing rights	185	153
Valuation adjustment on servicing rights	24	—
BOLI net earnings	(147)	(157)
Increase in deferred loan origination fees	36	238
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	1,632	1,447
Net cash provided by operating activities	9,375	6,774

Cash flows from investing activities
Net decrease in CDs held for investment	2,097	433
Proceeds from sale of investment securities available for sale	—	2,332
Purchase of investment securities held to maturity	(9,755)	—
Purchase of investment securities available for sale	(16,502)	—
Proceeds from maturities and prepayments of investment securities held to maturity	1,946	580
Proceeds from maturities and prepayments of investment securities available for sale	892	644
Increase in loans receivable, net	(26,579)	(10,377)
Additions to premises and equipment	(339)	(984)
Proceeds from sales of premises and equipment	304	—
Cash acquired, net of cash consideration paid in business combination	—	14,284
Escrow deposit for business combination	—	6,900
Proceeds from sales of OREO and other repossessed assets	63	—
Net cash (used in) provided by investing activities	(47,873)	13,812
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2019 and 2018
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2019	2018
Cash flows from financing activities
Net increase (decrease) in deposits	$16,250	$(5,867)
Proceeds from exercise of stock options	170	71
Payment of dividends	(2,086)	(1,911)
Net cash provided by (used in) financing activities	14,334	(7,707)

Net (decrease) increase in cash and cash equivalents	(24,164)	12,879
Cash and cash equivalents
Beginning of period	143,015	148,864
End of period	$118,851	$161,743

Supplemental disclosure of cash flow information
Interest paid	1,171	901

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$—	$91
Other comprehensive loss related to investment securities	(196)	(79)
Operating lease liabilities arising from recording of ROU assets	2,889	—

Business Combination (see Note 2)
Fair value of assets acquired	$—	$180,518
Fair value of liabilities assumed	$—	$154,829
See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Timberland Bank (the "Bank") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 (“2019 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2020.

On October 1, 2018, the Company completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington ("South Sound Acquisition"). The Company acquired 100% of the outstanding common stock of South Sound Bank, and South Sound Bank was merged into the Bank. See Note 2 for additional information on the South Sound Acquisition.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2019 presentation with no change to previously reported net income or total shareholders’ equity.

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

The South Sound Acquisition constitutes a business combination as defined by GAAP, which establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed. The Company was considered the acquirer in this transaction. Accordingly, the estimates of fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the South Sound Acquisition were measured and recorded as of October 1, 2018. The excess of the total consideration paid over the fair value of the net assets acquired was allocated to goodwill. The South Sound Acquisition resulted in $9.48 million of goodwill. The goodwill arising from the transaction consists largely of the synergies and expected economies of scale from combining the operations of the Company and South Sound Bank. This goodwill is not deductible for tax purposes.

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

The acquired loan portfolio was valued using Level 3 inputs (see Note 10) and included the use of present value techniques, including cash flow estimates and incorporated assumptions that the Company believes marketplace participants would use in estimating fair values. Credit discounts were included in the determination of the fair value of the loans acquired; therefore, an allowance for loan losses was not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The Company determined that PCI loans acquired in the South Sound Acquisition were insignificant.

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

The operating results of the Company for the three months ended December 31, 2019 and 2018 include the operating results produced by the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date. The Company determined that the disclosure requirements related to the amounts of revenues and earnings from the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date is impracticable. The financial activity and operating results of the net assets acquired in the South Sound Acquisition were commingled with the Company's financial activity and operating results as of the acquisition date.

During the three months ended December 31, 2019, the Company incurred acquisition-related expenses of $67,000 related to the South Sound Acquisition, which are included in the data processing and telecommunications expense category in the accompanying consolidated statement of income. During the three months ended December 31, 2018, the Company incurred acquisition-related expenses of $64,000 related to the South Sound Acquisition, which are included in the professional fees expense category in the accompanying consolidated statement of income.

(3) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2019 and September 30, 2019 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2019
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$35,805	$848	$(33)	$36,620
Private label residential	276	348	(1)	623
U.S. Treasury and U.S government agency securities	2,999	—	(2)	2,997
Total	$39,080	$1,196	$(36)	$40,240

Available for sale
MBS: U.S. government agencies	$38,020	$16	$(163)	$37,873
Total	$38,020	$16	$(163)	$37,873

September 30, 2019
Held to maturity
MBS:
U.S. government agencies	$27,786	$999	$(2)	$28,783
Private label residential	317	490	(1)	806
U.S. Treasury and U.S. government agency securities	2,999	—	(8)	2,991
Total	$31,102	$1,489	$(11)	$32,580

Available for sale
MBS: U.S. government agencies	$22,418	$114	$—	$22,532
Total	$22,418	$114	$—	$22,532

Held to maturity and available for sale investment securities with unrealized losses were as follows as of December 31, 2019 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$9,542	$(31)	6	$69	$(2)	6	$9,611	$(33)
Private label residential	8	—	1	23	(1)	3	31	(1)
U.S. Treasury and U.S. government agency securities	—	—	—	2,997	(2)	1	2,997	(2)
Total	$9,550	$(31)	7	$3,089	$(5)	10	$12,639	$(36)

Available for sale
MBS: U.S. government agencies	$36,494	$(163)	7	$—	$—	—	$36,494	$(163)
Total	$36,494	$(163)	7	$—	$—	—	$36,494	$(163)

Held to maturity investment securities with unrealized losses were as follows as of September 30, 2019 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$291	$(1)	2	$76	$(1)	6	$367	$(2)
Private label residential	—	—	—	23	(1)	5	23	(1)
U.S. Treasury and U.S. government agency securities	—	—	—	2,991	(8)	1	2,991	(8)
Total	$291	$(1)	2	$3,090	$(10)	12	$3,381	$(11)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their fair value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Furthermore, as of December 31, 2019, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of December 31, 2019 and 2018:

	Range		Weighted
	Minimum	Maximum	Average
December 31, 2019
Constant prepayment rate	6.00%	15.00%	9.41%
Collateral default rate	2.68%	19.93%	10.59%
Loss severity rate	0.11%	14.24%	4.21%

December 31, 2018
Constant prepayment rate	6.00%	15.00%	13.56%
Collateral default rate	—%	11.94%	5.72%
Loss severity rate	—%	77.00%	46.97%

The following table presents the OTTI recoveries (losses) for the three months ended December 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$103	$—	$11	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—	—	—
Net recoveries recognized in earnings (2)	$103	$—	$11	$—

_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended December 31,
	2019	2018
Beginning balance of credit loss	$1,071	$1,153
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—	1
Subtractions:
Realized losses previously recorded as credit losses	(53)	(20)
Recovery of prior credit loss	(103)	(12)
Ending balance of credit loss	$915	$1,122

During the three months ended December 31, 2019, the Company recorded a $53,000 net realized loss (as a result of investment securities being deemed worthless) on 18 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the three months ended December 31, 2018, the Company recorded a $20,000 net realized loss (as a result of investment securities being deemed worthless) on 15 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $44.47 million and $18.59 million at December 31, 2019 and September 30, 2019, respectively.

The contractual maturities of debt securities at December 31, 2019 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,013	$3,011	$—	$—
Due after one year to five years	189	193	133	133
Due after five years to ten years	5,852	6,153	1,432	1,427
Due after ten years	30,026	30,883	36,455	36,313
Total	$39,080	$40,240	$38,020	$37,873

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

As of December 31, 2019, management believes that there have been no events or changes in the circumstances since May 31, 2019 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. The recorded amount of goodwill at December 31, 2019 and September 30, 2019 remained unchanged at $15.13 million.

CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2019, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at December 31, 2019 are reported net of unamortized discounts totaling $1.24 million.

Loans receivable by portfolio segment consisted of the following at December 31, 2019 and September 30, 2019 (dollars in thousands):

	December 31, 2019		September 30, 2019
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$129,373	12.8%	$132,661	13.4%
Multi-family	78,326	7.8	76,036	7.7
Commercial	439,024	43.6	419,117	42.3
Construction - custom and owner/builder	124,530	12.4	128,848	13.0
Construction - speculative one- to four-family	18,764	1.9	16,445	1.7
Construction - commercial	36,670	3.6	39,566	4.0
Construction - multi-family	33,290	3.2	36,263	3.6
Construction - land development	1,656	0.2	2,404	0.2
Land	29,419	2.9	30,770	3.1
Total mortgage loans	891,052	88.4	882,110	89.0

Consumer loans:
Home equity and second mortgage	39,103	3.9	40,190	4.1
Other	4,093	0.4	4,312	0.4
Total consumer loans	43,196	4.3	44,502	4.5

Commercial business loans	73,790	7.3	64,764	6.5

Total loans receivable	1,008,038	100.0%	991,376	100.0%
Less:
Undisbursed portion of construction loans in process	82,172		92,226
Deferred loan origination fees, net	2,834		2,798
Allowance for loan losses	9,882		9,690
	94,888		104,714
Loans receivable, net	$913,150		$886,662
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $5,420 and $6,071 at December 31, 2019 and September 30, 2019, respectively.

Allowance for Loan Losses
The following tables set forth information for the three months ended December 31, 2019 and 2018 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2019
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,167	$(104)	$—	$2	$1,065
Multi-family	481	18	—	—	499
Commercial	4,154	252	—	4	4,410
Construction – custom and owner/builder	755	(6)	—	5	754
Construction – speculative one- to four-family	212	36	—	—	248
Construction – commercial	338	65	—	—	403
Construction – multi-family	375	(42)	—	—	333
Construction – land development	67	(19)	—	—	48
Land	697	(48)	—	5	654
Consumer loans:
Home equity and second mortgage	623	(14)	—	—	609
Other	99	(3)	(10)	1	87
Commercial business loans	722	65	(15)	—	772
Total	$9,690	$200	$(25)	$17	$9,882

	Three Months Ended December 31, 2018
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,086	$73	$—	$—	$1,159
Multi-family	433	16	—	—	449
Commercial	4,248	(9)	—	—	4,239
Construction – custom and owner/builder	671	(28)	—	—	643
Construction – speculative one- to four-family	178	28	—	—	206
Construction – commercial	563	(177)	—	—	386
Construction – multi-family	135	74	—	—	209
Construction – land development	49	94	—	—	143
Land	844	(91)	—	4	757
Consumer loans:
Home equity and second mortgage	649	17	—	—	666
Other	117	(15)	(2)	1	101
Commercial business loans	557	18	—	—	575
Total	$9,530	$—	$(2)	$5	$9,533

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at December 31, 2019 and September 30, 2019 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2019
Mortgage loans:
One- to four-family	$—	$1,065	$1,065	$1,431	$127,942	$129,373
Multi-family	—	499	499	—	78,326	78,326
Commercial	—	4,410	4,410	3,141	435,883	439,024
Construction – custom and owner/builder	—	754	754	—	75,026	75,026
Construction – speculative one- to four-family	—	248	248	—	12,473	12,473
Construction – commercial	—	403	403	—	27,151	27,151
Construction – multi-family	—	333	333	—	17,024	17,024
Construction – land development	—	48	48	—	1,064	1,064
Land	28	626	654	198	29,221	29,419
Consumer loans:
Home equity and second mortgage	—	609	609	581	38,522	39,103
Other	6	81	87	12	4,081	4,093
Commercial business loans	71	701	772	601	73,189	73,790
Total	$105	$9,777	$9,882	$5,964	$919,902	$925,866

September 30, 2019
Mortgage loans:
One- to four-family	$—	$1,167	$1,167	$1,192	$131,469	$132,661
Multi-family	—	481	481	—	76,036	76,036
Commercial	—	4,154	4,154	3,190	415,927	419,117
Construction – custom and owner/builder	—	755	755	—	75,411	75,411
Construction – speculative one- to four-family	—	212	212	—	10,779	10,779
Construction – commercial	—	338	338	—	24,051	24,051
Construction – multi-family	—	375	375	—	19,256	19,256
Construction – land development	—	67	67	—	1,803	1,803
Land	27	670	697	204	30,566	30,770
Consumer loans:
Home equity and second mortgage	—	623	623	603	39,587	40,190
Other	17	82	99	23	4,289	4,312
Commercial business loans	128	594	722	725	64,039	64,764
Total	$172	$9,518	$9,690	$5,937	$893,213	$899,150

The following tables present an analysis of loans by aging category and portfolio segment at December 31, 2019 and September 30, 2019 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2019
Mortgage loans:
One- to four-family	$—	$277	$942	$—	$1,219	$128,154	$129,373
Multi-family	—	—	—	—	—	78,326	78,326
Commercial	—	217	736	—	953	438,071	439,024
Construction – custom and owner/builder	—	—	—	—	—	75,026	75,026
Construction – speculative one- to four- family	—	—	—	—	—	12,473	12,473
Construction – commercial	—	—	—	—	—	27,151	27,151
Construction – multi-family	—	—	—	—	—	17,024	17,024
Construction – land development	—	—	—	—	—	1,064	1,064
Land	65	215	198	—	478	28,941	29,419
Consumer loans:
Home equity and second mortgage	28	—	581	—	609	38,494	39,103
Other	—	—	12	—	12	4,081	4,093
Commercial business loans	—	—	601	—	601	73,189	73,790
Total	$93	$709	$3,070	$—	$3,872	$921,994	$925,866

September 30, 2019
Mortgage loans:
One- to four-family	$—	$286	$699	$—	$985	$131,676	$132,661
Multi-family	—	—	—	—	—	76,036	76,036
Commercial	94	218	779	—	1,091	418,026	419,117
Construction – custom and owner/ builder	—	—	—	—	—	75,411	75,411
Construction – speculative one- to four- family	—	—	—	—	—	10,779	10,779
Construction – commercial	—	—	—	—	—	24,051	24,051
Construction – multi-family	—	—	—	—	—	19,256	19,256
Construction – land development	—	—	—	—	—	1,803	1,803
Land	5	193	204	—	402	30,368	30,770
Consumer loans:
Home equity and second mortgage	94	—	603	—	697	39,493	40,190
Other	—	—	23	—	23	4,289	4,312
Commercial business loans	—	2	725	—	727	64,037	64,764
Total	$193	$699	$3,033	$—	$3,925	$895,225	$899,150
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2019 and September 30, 2019, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at December 31, 2019 and September 30, 2019 (dollars in thousands):

	Loan Grades
December 31, 2019	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$126,562	$1,300	$557	$954	$129,373
Multi-family	78,326	—	—	—	78,326
Commercial	427,832	9,246	673	1,273	439,024
Construction – custom and owner/builder	73,984	1,042	—	—	75,026
Construction – speculative one- to four-family	12,473	—	—	—	12,473
Construction – commercial	27,151	—	—	—	27,151
Construction – multi-family	17,024	—	—	—	17,024
Construction – land development	926	—	—	138	1,064
Land	27,075	1,556	590	198	29,419
Consumer loans:
Home equity and second mortgage	38,303	41	—	759	39,103
Other	4,048	33	—	12	4,093
Commercial business loans	72,824	235	82	649	73,790
Total	$906,528	$13,453	$1,902	$3,983	$925,866

September 30, 2019
Mortgage loans:
One- to four-family	$129,748	$296	$562	$2,055	$132,661
Multi-family	76,036	—	—	—	76,036
Commercial	405,165	11,944	683	1,325	419,117
Construction – custom and owner/builder	75,178	233	—	—	75,411
Construction – speculative one- to four-family	10,779	—	—	—	10,779
Construction – commercial	24,051	—	—	—	24,051
Construction – multi-family	19,256	—	—	—	19,256
Construction – land development	1,659	—	—	144	1,803
Land	28,390	952	1,217	211	30,770
Consumer loans:
Home equity and second mortgage	39,364	41	—	785	40,190
Other	4,257	33	—	22	4,312
Commercial business loans	63,669	232	85	778	64,764
Total	$877,552	$13,731	$2,547	$5,320	$899,150

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

The following table is a summary of information related to impaired loans by portfolio segment as of December 31, 2019 and for the three months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Year to Date ("YTD") Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,431	$1,475	$—	$1,312	$5	$5
Commercial	3,141	3,141	—	3,166	53	31
Land	59	181	—	61	—	—
Consumer loans:
Home equity and second mortgage	581	581	—	592	—	—
Commercial business loans	183	300	—	186	—	—
Subtotal	5,395	5,678	—	5,317	58	36

With an allowance recorded:
Mortgage loans:
Land	139	139	28	140	—	—
Consumer loans:
Other	12	12	6	18	—	—
Commercial business loans	418	418	71	477	—	—
Subtotal	569	569	105	635	—	—

Total:
Mortgage loans:
One- to four-family	1,431	1,475	—	1,312	5	5
Commercial	3,141	3,141	—	3,166	53	31
Land	198	320	28	201	—	—
Consumer loans:
Home equity and second mortgage	581	581	—	592	—	—
Other	12	12	6	18	—	—
Commercial business loans	601	718	71	663	—	—
Total	$5,964	$6,247	$105	$5,952	$58	$36
______________________________________________

(1)	For the three months ended December 31, 2019.

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
Total
Mortgage loans:
One- to four-family	1,192	1,236	—	1,110	71	62
Commercial	3,190	3,190	—	2,920	227	192
Land	204	267	27	346	3	3
Consumer loans:
Home equity and second mortgage	603	603	—	459	—	—
Other	23	23	17	10	—	—
Commercial business loans	725	827	128	492	60	60
Total	$5,937	$6,146	$172	$5,337	$361	$317
_____________________________________________
(1) For the year ended September 30, 2019.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.25 million and $3.27 million in TDRs included in impaired loans at December 31, 2019 and September 30, 2019, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDRs at December 31, 2019 and September 30, 2019 was $53,000 and $56,000, respectively. There were no TDRs for which there was a payment default within the first 12 months of the modification during the three months ended December 31, 2019.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of December 31, 2019 and September 30, 2019 (dollars in thousands):

	December 31, 2019
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$489	$139	$628
Commercial	2,405	—	2,405
Consumer loans:
Home equity and second mortgage	—	79	79
Commercial business loans	—	136	136
Total	$2,894	$354	$3,248

	September 30, 2019
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$493	$141	$634
Commercial	2,410	—	2,410
Consumer loans:
Home equity and second mortgage	—	82	82
Commercial business loans	—	143	143
Total	$2,903	$366	$3,269

There were no new TDRs during the three months ended December 31, 2019.

There was one new TDR during the year ended September 30, 2019. The following table sets forth information with respect to the Company's TDRs, by portfolio segment, during the year ended September 30, 2019 (dollars in thousands):

2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Home equity and second mortgage loan (1)	1	$85	$85	$82
Total	1	$85	$85	$82
(1) Modification was a result of a reduction in interest rate and monthly payment.

(6) LEASES

The Company adopted Accounting Standards Codification ("ASC") 842 ("ASC 842") on October 1, 2019 and began recording operating lease liabilities and operating lease ROU assets on the consolidated balance sheets. The Company has operating leases for three retail bank branch offices. The ROU assets totaled $2.89 million at October 1, 2019. The Company's leases have remaining lease terms of twelve months to eleven years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three months ended December 31, 2019 (dollars in thousands):

Three Months Ended December 31, 2019
Lease cost:
Operating lease cost	$83
Short-term lease cost	—
Total lease cost	$83

The following table provides supplemental information to operating leases at or for the three months ended December 31, 2019 (dollars in thousands):

	At or For the Three Months Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79
Weighted average lease term-operating leases	10.04	years
Weighted average discount rate-operating leases	2.22%

The Company's leases typically do not contain a discount rate implicit in the lease contract. As an alternative, the weighted average discount rate used to value the future value of lease payments due in calculating the value of the ROU asset and lease liability was determined by utilizing the September 30, 2019 fixed-rate advances issued by the FHLB of Des Moines, for all leases entered into prior to the October 1, 2019 adoption date.

Maturities of operating lease liabilities at December 31, 2019 for future fiscal years are as follows (dollars in thousands):

Remainder of 2020	$239
2021	327
2022	342
2023	310
2024	313
Thereafter	1,639
Total lease payments	3,170
Less imputed interest	347
Total	$2,823

(7) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options to purchase common stock.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At December 31, 2019, all shares had been allocated under the Bank's ESOP. At December 31, 2018, there were 14,027 shares that had not been allocated under the Bank’s ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2019 and 2018 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2019	2018

Numerator – net income	$6,652	$5,615

Denominator – weighted average common shares outstanding	8,341,470	8,293,212

Basic net income per common share	$0.80	$0.68

Diluted net income per common share computation
Numerator – net income	$6,652	$5,615

Denominator – weighted average common shares outstanding	8,341,470	8,293,212
Effect of dilutive stock options (1)	133,559	164,491
Weighted average common shares outstanding - assuming dilution	8,475,029	8,457,703

Diluted net income per common share	$0.78	$0.66
____________________________________________
(1) For the three months ended December 31, 2019 and 2018, average options to purchase 104,816 and 102,850 shares of common stock were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

(8) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three months ended December 31, 2019 and 2018 are as follows (dollars in thousands):

	Three Months Ended December 31, 2019
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$90	$(40)	$50
Other comprehensive income (loss)	(206)	10	(196)
Balance of AOCI at the end of period	$(116)	$(30)	$(146)

	Three Months Ended December 31, 2018
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(58)	$(71)	$(129)
Other comprehensive income (loss)	(86)	7	(79)
Adoption of ASU 2016-01	63	—	$63
Balance of AOCI at the end of period	$(81)	$(64)	$(145)

__________________________
(1) All amounts are net of income taxes.

(9) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At December 31, 2019, there were 29,526 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan.

At both December 31, 2019 and 2018, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the three months ended December 31, 2019 or 2018.

Stock option activity for the three months ended December 31, 2019 and 2018 is summarized as follows:

	Three Months Ended December 31, 2019		Three Months Ended December 31, 2018
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	378,304	$18.15	380,820	$16.03
Exercised	(16,975)	10.03	(7,400)	9.55
Granted	1,000	26.50	—	—
Forfeited	(450)	15.99	(3,700)	18.03
Options outstanding, end of period	361,879	$18.56	369,720	$16.14

The weighted average assumptions for options granted during the three months ended December 31, 2019 were as follows:

Expected volatility	29%
Expected life (in years)	5
Expected dividend yield	3.36%
Risk free interest rate	1.61%
Grant date fair value per share	$4.98

The aggregate intrinsic value of options exercised during the three months ended December 31, 2019 and 2018 was $284,000 and $142,000, respectively.

At December 31, 2019, there were 161,750 unvested options with an aggregate grant date fair value of $610,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2019 was $867,000.  There were no options vested during the three months ended December 31, 2019.

At December 31, 2018, there were 174,850 unvested options with an aggregate grant date fair value of $527,000. There were 18,200 options with an aggregate grant date fair value of $164,000 that vested during the three months ended December 31, 2018.

Additional information regarding options outstanding at December 31, 2019 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	1,000	$4.01	1.9	1,000	$4.01	1.9
5.86 - 6.00	19,100	5.97	2.8	19,100	5.97	2.8
9.00	44,425	9.00	3.8	44,425	9.00	3.8
10.26 - 10.71	102,564	10.59	5.3	79,314	10.58	5.3
15.67	46,000	15.67	6.8	25,000	15.67	6.8
26.50 - 27.14	47,840	27.13	9.8	—	N/A	N/A
29.69	55,500	29.69	7.8	22,200	29.69	7.8
31.80	45,450	31.80	8.8	9,090	31.80	8.8
	361,879	$18.56	6.6	200,129	$13.48	5.3

The aggregate intrinsic value of options outstanding at December 31, 2019 and 2018 was $4.14 million and $3.13 million, respectively.

As of December 31, 2019, unrecognized compensation cost related to unvested stock options was $559,000, which is expected to be recognized over a weighted average life of 2.33 years.

(10) FAIR VALUE MEASUREMENTS

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

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2019 and September 30, 2019. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2019 and September 30, 2019 were as follows (dollars in thousands):

December 31, 2019	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$37,873	$—	$37,873
Investments in equity securities
Mutual funds	953	—	—	953
Total	$953	$37,873	$—	$38,826

September 30, 2019	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$22,532	$—	$22,532
Investments in equity securities
Mutual funds	958	—	—	958
Total	$958	$22,532	$—	$23,490

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2019 and the year ended September 30, 2019.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2019 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
Land	$—	$—	$111
Consumer loans:
Other	—	—	6
Commercial business loans	—	—	347
Total impaired loans	—	—	464

OREO and other repossessed assets	—	—	1,659
Total	$—	$—	$2,123

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2019 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$464	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$1,659	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2019 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
Land	$—	$—	$114
Consumer loans:
Home equity and second mortgage	—	—	—
Other	—	—	6
Commercial business loans	—	—	408
Total impaired loans	—	—	528
Investment securities – held to maturity:
MBS - private label residential	—	2	—
OREO and other repossessed assets	—	—	1,683
Total	$—	$2	$2,211

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2019 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$528	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$1,683	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a represented fair value for these types of items as of December 31, 2019 and September 30, 2019. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with ASU No. 2016-01, which the Company adopted on October 1, 2018 on a prospective basis, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of December 31, 2019 and September 30, 2019 (dollars in thousands):

	December 31, 2019
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$118,851	$118,851	$118,851	$—	$—
CDs held for investment	76,249	76,249	76,249	—	—
Investment securities	76,953	79,114	2,997	76,117	—
Investments in equity securities	953	953	953	—	—
FHLB stock	1,437	1,437	1,437	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	5,420	5,501	5,501	—	—
Loans receivable, net	913,150	917,475	—	—	917,475
Accrued interest receivable	3,665	3,665	3,665	—	—

Financial liabilities
Certificates of deposits	165,408	166,432	—	—	166,432
Accrued interest payable	351	351	351	—	—

	September 30, 2019
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$143,015	$143,015	$143,015	$—	$—
CDs held for investment	78,346	78,346	78,346	—	—
Investment securities	53,634	55,112	3,949	51,163	—
Investments in equity securities	958	958	958	—	—
FHLB stock	1,437	1,437	1,437	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	6,071	6,260	6,260	—	—
Loans receivable, net	886,662	892,495	—	—	892,495
Accrued interest receivable	3,598	3,598	3,598	—	—

Financial liabilities
Certificates of deposits	165,655	166,852	—	—	166,852
Accrued interest payable	333	333	333	—	—

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 generally requires equity investments - except those accounted for under the valuation method of accounting or those that result in consolidation of the investee - to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01 also eliminates certain disclosures related to the fair value of financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 effective October 1, 2018. As required by ASU 2016-01, on October 1, 2018 the Company recorded a one-time cumulative effect adjustment of $63,000 representing net unrealized losses on equity securities (mutual funds) between accumulated other comprehensive loss and retained earnings on the accompanying consolidated balance sheet. Additionally, the fair values of financial instruments for disclosure purposes were computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 10.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which created FASB Accounting Standards Codification ("ASC") Topic 842 ("ASC 842") and is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASC 842 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASC 842 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASC 842 also provides an optional transition method for adoption, under which an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts ASC 842 will continue to be in accordance with current GAAP. ASC 842 was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. The Company adopted the provisions of ASC 842 effective October 1, 2019 utilizing the optional transition method and will not restate comparative periods. The Company also elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Company to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Company also elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. As a result of adopting ASC 842, total other assets and other liabilities increased by $2.89 million on October 1, 2019.

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

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. ASU 2017-08 was effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2017-08 effective October 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU was issued to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. Previously, these awards were recorded at the fair value of consideration received or the fair value of the equity instruments issued and were measured at the earlier of the commitment date or the date performance was completed. The amendments in this ASU require nonemployee share-based payment awards to be measured at the grant-date fair value of the equity instrument. ASU 2018-07 was effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2018-07 effective October 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years. The adoption of ASU 2019-12 is not expected to have a material impact on the Company's future consolidated financial statements.

(12) U.S. TAX REFORM

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

(13) REVENUE FROM CONTRACTS WITH CUSTOMERS

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2019.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: our ability to successfully integrate any assets, liabilities, customers, systems, and management personnel from our recent merger with South Sound Bank into our operations and our ability to realize related revenue synergies and cost savings with expected time frames and any goodwill charges related and costs or difficulties relating to integration matters, including but not limited to customer and employee retention, which may be greater than expected; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations; pricing, products and services; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2019 Form 10-K.

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

Overview

Timberland Bancorp Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At December 31, 2019, the Company had total assets of $1.27 billion, net loans receivable of $913.15 million, total deposits of $1.08 billion and total shareholders’ equity of $175.65 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set for this report, including consolidated financial statements and related data, relates primarily to the Bank's operations.

On October 1, 2018, the Company completed the South Sound Acquisition. The operating results for the three months ended December 31, 2019 and 2018 include the operating results produced by the net assets acquired in the South Sound Acquisition. For additional information on the South Sound Acquisition, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

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

Net income is also affected by non-interest income and non-interest expenses.  For the three month period ended December 31, 2019, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expenses in certain periods are reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2019 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2019 Form 10-K.

Comparison of Financial Condition at December 31, 2019 and September 30, 2019

The Company’s total assets increased by $23.41 million, or 1.9%, to $1.271 billion at December 31, 2019 from $1.247 billion at September 30, 2019.  The increase in total assets was primarily due to increases in net loans receivable and investment securities, which were partially offset by a decrease in total cash and cash equivalents. The increase in total assets was funded primarily by an increase in total deposits and by retained net income.

Net loans receivable increased by $26.49 million, or 3.0%, to $913.15 million at December 31, 2019 from $886.66 million at September 30, 2019, primarily due to increases in commercial real estate loans and commercial business loans.

Total deposits increased by $16.25 million, or 1.5%, to $1.084 billion at December 31, 2019 from $1.068 billion at September 30, 2019, primarily due to increases in savings account balances and NOW checking account balances.

Shareholders’ equity increased by $4.59 million, or 2.7%, to $175.65 million at December 31, 2019 from $171.07 million at September 30, 2019.  The increase in shareholders' equity was primarily due to net income, which was partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $26.26 million, or 11.9%, to $195.10 million at December 31, 2019 from $221.36 million at September 30, 2019, as a portion of the Company's excess overnight liquidity and maturing CDs held for investment were put into higher-earning investment securities and loans during the quarter.

Investment Securities:  Investment securities (including investments in equity securities) increased by $23.31 million, or 42.7%, to $77.91 million at December 31, 2019 from $54.59 million at September 30, 2019. This increase was primarily due to the purchase of additional agency mortgage-backed investment securities during the three months ended December 31, 2019, as the Company put a portion of its excess overnight liquidity into higher-earning investment securities during the quarter. For additional information on investment securities, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock remained constant at $1.44 million at both December 31, 2019 and September 30, 2019.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both December 31, 2019 and September 30, 2019. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $26.49 million, or 3.0%, to $913.15 million at December 31, 2019 from $886.66 million at September 30, 2019.  The increase was primarily due to a $19.91 million increase in commercial real estate loans, a $9.03 million increase in commercial business loans, a $2.29 million increase in multi-family mortgage loans, and a $10.05 million decrease in the undisbursed portion construction loans in process. These increases to net loans receivable were partially offset by an $8.62 million decrease in construction loans, a $3.29 million decrease in one- to four-family mortgage loans and smaller decreases in several other loan categories.

Loan originations increased by $26.16 million, or 24.6%, to $132.55 million for the three months ended December 31, 2019 from $106.39 million for the three months ended December 31, 2018.  The increase in loan originations was primarily due to increased loan demand for one- to four-family mortgage loan refinances and the funding of several larger commercial business and commercial real estate loans. The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans increased by $18.44 million, or 114.4%, to $34.56 million for the three months ended December 31, 2019 compared to $16.12 million for the three months ended December 31, 2018, primarily due to increased refinance activity for one- to four-family loans.

For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $242,000, or 1.1%, to $22.59 million at December 31, 2019 from $22.83 million at September 30, 2019.  The decrease was primarily due normal depreciation and the sale of land acquired in the South Sound Acquisition that had been held for future expansion. These decreases were partially offset by capitalized remodeling costs associated with the building that will become the Company's new data center facility.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $24,000, or 1.4%, to $1.66 million at December 31, 2019 from $1.68 million at September 30, 2019. The decrease was primarily due to the sale of a commercial real estate property during the quarter.  At December 31, 2019, total OREO and other repossessed assets consisted of 11 land parcels totaling $1.66 million.

BOLI (Bank Owned Life Insurance): BOLI increased by $147,000, or 0.7%. to $21.15 million at December 31, 2019 from $21.01 million at September 30, 2019. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both December 31, 2019 and September 30, 2019. CDI decreased by $101,000, or 5.0%, to $1.93 million at December 31, 2019 from $2.03 million at September 30, 2019 due to scheduled amortization. For additional information on goodwill and CDI, see Notes 2 and 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Operating Lease Right-of-Use Assets: Operating lease right-of-use assets increased to $2.82 million at December 31, 2019 as the Company adopted ASC 842 on October 1, 2019 and began recording operating lease right-of-use assets and operating lease liabilities on the balance sheet. The operating lease right-of-use assets at December 31, 2019 represented the present value of three operating leases on branch facilities. The Company adopted the provisions of ASC 842 utilizing the optional transition method and therefore prior periods have not been restated.

Deposits: Deposits increased by $16.25 million, or 1.5%, to $1.084 billion at December 31, 2019 from $1.068 billion at September 30, 2019. The increase in total deposits was primarily due to an $11.10 million increase in savings account balances, a $6.43 million increase in NOW checking account balances, and a $1.20 million increase in non-interest-bearing demand account balances. These increases were partially offset by a $2.25 million decrease in money market account balances and a $247,000 decrease in certificates of deposit account balances.

Deposits consisted of the following at December 31, 2019 and September 30, 2019 (dollars in thousands):

	December 31, 2019		September 30, 2019
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$297,676	27.5%	$296,472	27.8%
NOW checking	303,493	28.0	297,055	27.8
Savings	175,610	16.2	164,506	15.4
Money market	134,131	12.4	136,151	12.7
Money market - reciprocal	8,159	0.8	8,388	0.8
Certificates of deposit under $250	133,271	12.3	133,241	12.5
Certificates of deposit $250 and over	28,933	2.7	29,211	2.7
Certificates of deposit - brokered	3,204	0.1	3,203	0.3
Total	$1,084,477	100.0%	$1,068,227	100.0%

Operating Lease Liabilities: Operating lease liabilities increased to $2.82 million at December 31, 2019 as the Company adopted ASC 842 on October 1, 2019 and began recording operating lease liabilities and operating lease right-of-use assets on the balance sheet. The operating lease liability at December 31, 2019 represented the present value of three operating leases on branch facilities. The Company adopted the provisions of ASC 842 utilizing the optional transition method and therefore prior periods have not been restated.

Shareholders’ Equity:  Total shareholders’ equity increased by $4.59 million, or 2.7%, to $175.65 million at December 31, 2019 from $171.07 million at September 30, 2019.  The increase was primarily due to net income of $6.65 million for the three months ended December 31, 2019, which was partially offset by dividend payments to common shareholders of $2.09 million. The Company did not repurchase any of its common shares during the quarter and had 201,453 shares available to be repurchased under the Company's existing stock repurchase plan at December 31, 2019. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio was 0.39% at December 31, 2019 compared to 0.40% at September 30, 2019. Total non-performing assets decreased by $27,000, or 0.5%, to $4.98 million at December 31, 2019 from $5.01 million at September 30, 2019. The decrease in non-performing assets was due to decreases of $40,000 in non-accrual investment securities and $24,000 in OREO and other repossessed assets, which were partially offset by a $37,000 increase in non-accrual loans.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2019 and September 30, 2019 (dollars in thousands):

	December 31, 2019	September 30, 2019
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$942	$699
Commercial	736	779
Land	198	204
Consumer loans:
Home equity and second mortgage	581	626
Other	12	—
Commercial business loans	601	725
Total loans accounted for on a non-accrual basis	3,070	3,033

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	3,070	3,033

Non-accrual investment securities	254	294

OREO and other repossessed assets, net (2)	1,659	1,683
Total non-performing assets (3)	$4,983	$5,010

TDRs on accrual status (4)	$2,894	$2,903

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.33%	0.34%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.24%	0.24%

Non-performing assets as a percentage of total assets	0.39%	0.40%

Loans receivable (5)	$923,032	$896,352

Total assets	$1,270,542	$1,247,132
___________________________________
(1) As of December 31, 2019 and September 30, 2019, the balance of non-accrual one- to-four family properties in the process of foreclosure was $150 and $150, respectively.
(2) As of December 31, 2019 and September 30, 2019, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $354 and $366 reported as non-accrual loans at December 31, 2019 and September 30, 2019, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

 Comparison of Operating Results for the Three Months Ended December 31, 2019 and 2018

Net income increased by $1.04 million, or 18.5%, to $6.65 million for the quarter ended December 31, 2019 from $5.62 million for the quarter ended December 31, 2018. Net income per diluted common share increased by $0.12, or 18.2%, to $0.78 for the quarter ended December 31, 2019 from $0.66 for the quarter ended December 31, 2018.

The increase in net income for the three months ended December 31, 2019 was primarily due to increases in net interest income and non-interest income, and a decrease in non-interest expense. These increases to net income were partially offset by an increase in the provision for loan losses and an increase in the provision for income tax.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $658,000, or 5.3%, to $13.00 million for the quarter ended December 31, 2019 from $12.34 million for the quarter ended December 31, 2018. The increase in net interest income was primarily due to a 6.2% increase in the average balance of interest-earning assets.

Total interest and dividend income increased by $876,000, or 6.6%, to $14.19 million for the quarter ended December 31, 2019 from $13.32 million for the quarter ended December 31, 2018, primarily due to an increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $68.36 million, or 6.2%, to $1.17 billion for the quarter ended December 31, 2019 from $1.11 billion for the quarter ended December 31, 2018. Average loans receivable increased by $51.27 million, or 6.0%, average investment securities increased by $31.34 million, or 107.3%, and average interest-bearing deposits in banks and CDs decreased by $14.44 million, or 6.8%, between the periods. The average yield on interest-earning assets increased to 4.83% for the quarter ended December 31, 2019 from 4.82% for the quarter ended December 31, 2018. During the quarters ended December 31, 2019 and 2018, interest income on loans receivable increased by $145,000 and $87,000, respectively, due to the accretion of the fair value discount on loans acquired in the South Sound Acquisition. During the quarter ended December 31, 2019, there was a total of $186,000 of non-accrual interest and pre-payment penalties collected. There was no non-accrual interest collected for the quarter ended December 31, 2018.

Total interest expense increased by $218,000, or 22.5%, to $1.19 million for the quarter ended December 31, 2019 from $971,000 for the quarter ended December 31, 2018. The increase in interest expense was primarily due to increases in the average cost and to a lesser extent, the average balance of interest-bearing deposits. The average cost of interest-bearing deposits increased to 0.61% for the quarter ended December 31, 2019 from 0.51% for the quarter ended December 31, 2018, as market interest rates for deposits increased. Average interest-bearing deposits increased by $17.61 million, or 2.3%, to $771.55 million for the quarter ended December 31, 2019 from $753.94 million for the quarter ended December 31, 2018, primarily due to increases in the average balances of savings accounts, NOW checking accounts and certificates of deposit accounts, which were partially offset by a decrease in the average balance of money market accounts.

As a result of these changes, the net interest margin ("NIM") decreased to 4.43% for the quarter ended December 31, 2019 from 4.47% for the quarter ended December 31, 2018. The NIM for the current quarter was increased by approximately 13 basis points due to the accretion of $146,000 of the fair value discount on loans acquired in the South Sound Acquisition and the collection of $233,000 in pre-payment penalties, non-accrual interest, and late fees. The NIM for the comparable quarter one year ago was increased by approximately four basis points due to the accretion of $87,000 of the fair value discount on loans acquired in the South Sound Acquisition. The incremental accretion and the impact on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these purchased loans was $1.24 million at December 31, 2019.

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

	Three Months Ended December 31,
	2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$911,905	$12,764	5.60%	$860,639	$11,782	5.48%
Investment securities (2)	60,555	439	2.90	29,214	278	3.81
Dividends from mutual funds, FHLB stock and other investments	5,394	37	2.74	5,205	39	2.97
Interest-bearing deposits in banks and CDs	196,322	951	1.94	210,757	1,216	2.29
Total interest-earning assets	1,174,176	14,191	4.83	1,105,815	13,315	4.82
Non-interest-earning assets	83,405			91,142
Total assets	$1,257,581			$1,196,957

Interest-bearing liabilities:
Savings	$174,590	33	0.08	$160,584	27	0.07
Money market	133,755	189	0.56	156,638	234	0.59
NOW checking	296,402	221	0.30	281,123	187	0.26
Certificates of deposit	166,799	746	1.78	155,595	523	1.33
Total interest-bearing liabilities	771,546	1,189	0.61	753,940	971	0.51
Non-interest-bearing deposits	305,452			281,620
Other liabilities	7,825			7,133
Total liabilities	1,084,823			1,042,693
Shareholders' equity	172,758			154,264
Total liabilities and
shareholders' equity	$1,257,581			$1,196,957

Net interest income		$13,002			$12,344
Interest rate spread			4.22%			4.31%
Net interest margin (3)			4.43%			4.47%
Ratio of average interest-earning assets to average interest-bearing liabilities			152.18%			146.67%
_______________

(1)
Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans acquired in the South Sound Acquistion are included with interest and dividends.

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

	Three months ended December 31, 2019 compared to three months ended December 31, 2018 increase (decrease) due to
	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$268	$714	$982
Investment securities	(79)	240	161
Dividends from mutual funds, FHLB stock and other investments	(3)	1	(2)
Interest-bearing deposits in banks and CDs	(186)	(79)	(265)
Total net increase in income on interest-earning assets	—	876	876

Interest-bearing liabilities:
Savings	3	3	6
Money market	(12)	(33)	(45)
NOW checking	24	10	34
Certificates of deposit	184	39	223
Total net increase in expense on interest-bearing liabilities	199	19	218

Net increase in net interest income	$(199)	$857	$658

Provision for Loan Losses:  A $200,000 provision for loan losses was made for the quarter ended December 31, 2019, primarily due to loan portfolio growth as net loans receivable increased by $26.49 million during the quarter. There was no provision for loan losses made for the quarter ended December 31, 2018. For the quarter ended December 31, 2019, there were net charge-offs of $8,000 compared to net recoveries of $3,000 for the quarter ended December 31, 2018. Non-accrual loans increased by $37,000, or 1.2%, to $3.07 million at December 31, 2019, from $3.03 million at September 30, 2019 and increased by $1.48 million, or 93.1%, from $1.59 million at December 31, 2018. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by $53,000, or 1.3%, to $3.87 million at December 31, 2019, from $3.93 million at September 30, 2019 and increased by $616,000, or 18.9%, from $3.26 million one year ago.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at December 31, 2019 was $105,000 compared to $172,000 at September 30, 2019 and $137,000 at December 31, 2018.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound

Acquisition was $1.24 million at December 31, 2019. The Company believes this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on its comprehensive analysis, management believes the allowance for loan losses of $9.88 million at December 31, 2019 (1.07% of loans receivable and 321.9% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $9.69 million (1.08% of loans receivable and 319.5% of non-performing loans) at September 30, 2019 and $9.53 mil1ion (1.10% of loans receivable and 599.6% of non-performing loans) at December 31, 2018. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate. Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations. For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $672,000, or 20.6%, to $3.94 million for the quarter ended December 31, 2019 from $3.27 million for the quarter ended December 31, 2018. The increase in non-interest income was primarily due to a $567,000 increase in gain on sales of loans, a $145,000 increase in ATM and debit card interchange fees, a $92,000 increase in recoveries on investment securities, and smaller increases in several other categories. These increases were partially offset by a $97,000 decrease in servicing income on loans sold and smaller decreases in several other categories. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the current quarter, which was largely driven by an increase in refinance activity. The increase in ATM and debit card interchange fees was primarily due to an increase in the dollar volume of debit card transactions. The increase in recoveries on investment securities was primarily due to the payoffs of several investment securities for which OTTI had previously been recorded. The decrease in servicing income on loans sold was primarily due to an increase in the amortization of servicing rights.

Non-interest Expense:  Total non-interest expense decreased by $189,000, or 2.2%, to $8.37 million for the quarter ended December 31, 2019 from $8.56 million for the quarter ended December 31, 2018. This decrease was primarily due to a $101,000 decrease in FDIC insurance expense, a $99,000 gain on sales/dispositions of premises and equipment, an $89,000 decrease in data processing and telecommunications and smaller decreases in several other categories. These decreases were partially offset by a $116,000 increase in salaries and employee benefit expense and smaller increases in several other categories. The FDIC insurance expense was reduced due to the Bank's receipt of an FDIC insurance assessment credit. The gain on sales/dispositions was primarily due to the sale of land acquired in the South Sound Acquisition that had been held for future expansion. The decrease in data processing and telecommunications expense was primarily due to net decreased costs with the Company's new core processing provider and converting the acquired South Sound Bank branches to the new system in July 2019. The increase in salaries and employee benefits expense was primarily due to annual salary adjustments in October 2019.

The efficiency ratio for the current quarter improved to 49.43% from 54.85% for the comparable quarter one year ago as net interest income and non-interest income increased and non-interest expenses decreased.

Provision for Income Taxes: The provision for income taxes increased by $282,000, or 19.7%, to $1.72 million for the quarter ended December 31, 2019 from $1.43 million for the quarter ended December 31, 2018, primarily due to higher income before income taxes. The Company's effective tax rate was 20.50% for the quarter ended December 31, 2019 and 20.33% for the quarter ended December 31, 2018.

For additional information, see Note 12 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2019, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 19.97%.

The Company’s total cash and cash equivalents and CDs held for investment decreased by $26.26 million, or 11.9%, to $195.10 million at December 31, 2019 from $221.36 million at September 30, 2019. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2019, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available advances up to an aggregate amount equal to 45% of total assets, limited by available collateral. At December 31, 2019, the Bank had $367.28 million available for additional FHLB borrowings.  The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At December 31, 2019, the Bank had $80.32 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At December 31, 2019, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At December 31, 2019, the Bank had loan commitments totaling $103.63 million and undisbursed construction loans in process totaling $82.17 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from December 31, 2019 totaled $94.53 million.

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

Based on its capital levels at December 31, 2019, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2019, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at December 31, 2019 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$157,277	12.69%	$49,582	4.00%	$61,978	5.00%
Risk-based Capital Ratios:
Common equity tier 1 capital	157,277	17.97	39,299	4.50	56,765	6.50
Tier 1 capital	157,277	17.97	52,398	6.00	69,865	8.00
Total capital	167,390	19.13	69,865	8.00	87,331	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2019, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2019, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2019 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$160,351	12.91%
Risk-based Capital Ratios:
Common equity tier 1 capital	160,351	18.31
Tier 1 capital	160,351	18.31
Total capital	170,464	19.47

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2019	2018
PERFORMANCE RATIOS:
Return on average assets	2.12%	1.88%
Return on average equity	15.40%	14.56%
Net interest margin	4.43%	4.47%
Efficiency ratio	49.43%	54.85%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2019.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2019 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company’s
2019 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended December 31, 2019:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
10/01/2019 - 10/31/2019	—	$—	—	201,453
11/01/2019 - 11/30/2019	—	—	—	201,453
12/01/2019 - 12/31/2019	—	—	—	201,453
Total	—	$—	—	201,453

(1) On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of December 31, 2019, a total of 151,228 shares had been repurchased at an average price of $13.41 per share and there were 201,453 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

2.1	Agreement and Plan of Merger, dated as of May 22, 2018, by and between Timberland Bancorp, Timberland Bank and South Sound Bank (1)
3.1	Articles of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (2)
10.1	Employee Severance Compensation Plan, as revised (4)
10.2	Employee Stock Ownership Plan (5)
10.4	2003 Stock Option Plan (6)
10.5	Form of Incentive Stock Option Agreement (7)
10.6	Form of Non-qualified Stock Option Agreement (8)
10.8	Employment Agreement with Michael R. Sand (8)
10.9	Employment Agreement with Dean J. Brydon (8)
10.10	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2019, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: February 7, 2020	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: February 7, 2020	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101
The following materials from Timberland Bancorp Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements.