Form 10-Q
period 2020-03-31
TIMBERLAND BANCORP INC
filed 2020-05-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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
Yes ___    No   _X_

As of April 30, 2020, there were 8,309,193 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2020 and September 30, 2019
(Dollars in thousands, except per share amounts)

	March 31, 2020	September 30, 2019
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$22,862	$25,179
Interest-bearing deposits in banks	145,286	117,836
Total cash and cash equivalents	168,148	143,015

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	82,472	78,346
Investment securities held to maturity, at amortized cost (estimated fair value $38,332 and $32,580)	36,667	31,102
Investment securities available for sale, at fair value	41,470	22,532
Investments in equity securities, at fair value	969	958
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,922	1,437
Other investments, at cost	3,000	3,000
Loans held for sale	5,798	6,071
Loans receivable, net of allowance for loan losses of $11,890 and $9,690	907,657	886,662
Premises and equipment, net	23,072	22,830
Other real estate owned (“OREO”) and other repossessed assets, net	1,623	1,683
Accrued interest receivable	3,595	3,598
Bank owned life insurance (“BOLI”)	21,299	21,005
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	1,828	2,031
Servicing rights, net	2,724	2,408
Operating lease right-of-use ("ROU") assets	2,759	—
Other assets	2,967	5,323
Total assets	$1,323,101	$1,247,132

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$316,328	$296,472
Interest-bearing	809,320	771,755
Total deposits	1,125,648	1,068,227

FHLB borrowings	10,000	—
Operating lease liabilities	2,759	—
Other liabilities and accrued expenses	6,686	7,838
Total liabilities	1,145,093	1,076,065
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2020 and September 30, 2019
(Dollars in thousands, except per share amounts)

	March 31, 2020	September 30, 2019
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,309,193 shares issued and outstanding - March 31, 2020 8,329,419 shares issued and outstanding - September 30, 2019	42,258	43,030
Retained earnings	135,929	127,987
Accumulated other comprehensive income (loss)	(179)	50
Total shareholders’ equity	178,008	171,067
Total liabilities and shareholders’ equity	$1,323,101	$1,247,132
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Interest and dividend income
Loans receivable and loans held for sale	$12,823	$12,216	$25,587	$23,997
Investment securities	489	297	928	575
Dividends from mutual funds, FHLB stock and other investments	35	39	72	78
Interest-bearing deposits in banks and CDs	784	1,289	1,735	2,506
Total interest and dividend income	14,131	13,841	28,322	27,156

Interest expense
Deposits	1,243	1,113	2,432	2,084
FHLB borrowings	8	—	8	—
Total interest expense	1,251	1,113	2,440	2,084

Net interest income	12,880	12,728	25,882	25,072

Provision for loan losses	2,000	—	2,200	—

Net interest income after provision for loan losses	10,880	12,728	23,682	25,072

Non-interest income
Recoveries on investment securities	3	20	106	32
Adjustment for portion of other than temporary impairment ("OTTI") transferred from other comprehensive income (loss) (before income taxes)	—	(11)	—	(12)
Net recoveries on investment securities	3	9	106	20
Service charges on deposits	1,078	1,190	2,278	2,405
ATM and debit card interchange transaction fees	1,015	857	2,109	1,806
BOLI net earnings	147	1,156	294	1,313
Gain on sales of loans, net	736	288	1,688	675
Escrow fees	47	39	130	96
Servicing income on loans sold	62	117	113	265
Fee income from non-deposit investment sales	7	7	13	37
Other, net	585	277	887	589
Total non-interest income, net	3,680	3,940	7,618	7,206

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Non-interest expense
Salaries and employee benefits	$4,621	$4,867	$9,343	$9,473
Premises and equipment	943	993	1,837	1,947
Loss (gain) on sales/dispositions of premises and equipment, net	(3)	8	(102)	8
Advertising	159	175	342	366
OREO and other repossessed assets, net	51	52	50	102
ATM and debit card interchange transaction fees	359	389	799	811
Postage and courier	145	138	279	248
State and local taxes	233	209	449	405
Professional fees	210	184	480	419
Federal Deposit Insurance Corporation ("FDIC") insurance	—	97	(27)	171
Loan administration and foreclosure	78	84	167	171
Data processing and telecommunications	515	1,068	1,099	1,681
Deposit operations	274	364	591	658
Amortization of CDI	102	110	203	219
Other	599	539	1,149	1,160
Total non-interest expense, net	8,286	9,277	16,659	17,839

Income before income taxes	6,274	7,391	14,641	14,439

Provision for income taxes	1,225	1,277	2,940	2,710

Net income	$5,049	$6,114	$11,701	$11,729

Net income per common share
Basic	$0.61	$0.74	$1.40	$1.41
Diluted	$0.60	$0.72	$1.38	$1.39

Weighted average common shares outstanding
Basic	8,344,201	8,310,074	8,342,828	8,301,550
Diluted	8,456,659	8,464,650	8,465,894	8,461,138

Dividends paid per common share	$0.20	$0.15	$0.45	$0.38

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
Comprehensive income
Net income	$5,049	$6,114	$11,701	$11,729
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of ($9), $21, ($63) and ($1) respectively	(35)	84	(241)	(2)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $0, $1, $0 and $0, respectively	—	3	—	—
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $0, $2, $0 and $3, respectively	—	9	—	9
Accretion of OTTI on investment securities held to maturity, net of income taxes of $1, $1, $3 and $4, respectively	2	4	12	14
Total other comprehensive income (loss), net of income taxes	(33)	100	(229)	21

Total comprehensive income	$5,016	$6,214	$11,472	$11,750

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended March 31, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre- hensive Income (Loss)
	Number of Shares	Amount		Retained Earnings		Total
Balance, December 31, 2018	8,313,403	$42,951	$(67)	$114,166	$(145)	$156,905

Net income	—	—	—	6,114	—	6,114
Other comprehensive income	—	—	—	—	100	100
Exercise of stock options	23,016	212	—	—	—	212
Common stock dividends ($0.15 per common share)	—	—	—	(1,248)	—	(1,248)
Earned ESOP shares, net of income taxes	—	135	67	—	—	202
Stock option compensation expense	—	53	—	—	—	53
Balance, March 31, 2019	8,336,419	$43,351	$—	$119,032	$(45)	$162,338

Balance, December 31, 2019	8,346,394	$43,246	$—	$132,553	$(146)	$175,653

Net income	—	—	—	5,049	—	5,049
Other comprehensive loss	—	—	—	—	(33)	(33)
Repurchase of common stock	(56,601)	(1,238)	—	—	—	(1,238)
Exercise of stock options	19,400	204	—	—	—	204
Common stock dividends ($0.20 per common share)	—	—	—	(1,673)	—	(1,673)
Stock option compensation expense	—	46	—	—	—	46
Balance, March 31, 2020	8,309,193	$42,258	$—	$135,929	$(179)	$178,008

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the six months ended March 31, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2018	7,401,177	$14,394	$(133)	$110,525	$(129)	$124,657
Net income	—	—	—	11,729	—	11,729
Other comprehensive income	—	—	—	—	21	21
Common stock issued for business combination	904,826	28,267	—	—	—	28,267
Exercise of stock options	30,416	283	—	—	—	283
Common stock dividends ($0.38 per common share)	—	—	—	(3,159)	—	(3,159)
Earned ESOP shares, net of income taxes	—	301	133	—	—	434
Stock option compensation expense	—	106	—	—	—	106
Adoption of Accounting Standards Update ("ASU") 2016-01	—	—	—	(63)	63	—
Balance, March 31, 2019	8,336,419	$43,351	$—	$119,032	$(45)	$162,338

Balance, September 30, 2019	8,329,419	$43,030	$—	$127,987	$50	$171,067
Net income	—	—	—	11,701	—	11,701
Other comprehensive loss	—	—	—	—	(229)	(229)
Repurchase of common stock	(56,601)	(1,238)	—	—	—	(1,238)
Exercise of stock options	36,375	374	—	—	—	374
Common stock dividends ($0.45 per common share)	—	—	—	(3,759)	—	(3,759)
Stock option compensation expense	—	92	—	—	—	92
Balance, March 31, 2020	8,309,193	$42,258	$—	$135,929	$(179)	$178,008

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income	$11,701	$11,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,200	—
Depreciation	748	790
Accretion of discount on purchased loans	(253)	(388)
Amortization of CDI	203	219
Earned ESOP shares	—	434
Stock option compensation expense	92	106
Net recoveries on investment securities	(106)	(20)
Change in fair value of investments in equity securities	(11)	(20)
Gain on sales of OREO and other repossessed assets, net	(39)	—
Provision for OREO losses	25	23
Gain on sales of loans, net	(1,688)	(675)
(Gain) loss on sales/disposition of premises and equipment, net	(102)	8
Loans originated for sale	(60,097)	(28,879)
Proceeds from sales of loans	62,058	28,271
Amortization of servicing rights	383	311
Valuation adjustment on servicing rights	23	—
BOLI net earnings	(294)	(314)
BOLI death benefit in excess of cash surrender value	—	(999)
(Decrease) increase in deferred loan origination fees	(104)	219
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	457	(1,114)
Net cash provided by operating activities	15,196	9,701

Cash flows from investing activities
Net (increase) decrease in CDs held for investment	(4,126)	526
Proceeds from sale of investment securities available for sale	—	2,332
Purchase of investment securities held to maturity	(9,755)	(10,048)
Purchase of investment securities available for sale	(21,521)	—
Proceeds from maturities and prepayments of investment securities held to maturity	4,412	1,242
Proceeds from maturities and prepayments of investment securities available for sale	2,266	784
Purchase of FHLB stock	(485)	(42)
Increase in loans receivable, net	(22,838)	(26,271)
Additions to premises and equipment	(1,195)	(1,360)
Proceeds from sales of premises and equipment	307	—
Cash acquired, net of cash consideration paid in business combination	—	14,284
Escrow deposit for business combination	—	6,900
Proceeds from sales of OREO and other repossessed assets	74	—
Net used in investing activities	(52,861)	(11,653)
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2020	2019
Cash flows from financing activities
Net increase in deposits	$57,421	$30,550
FHLB borrowings	10,000	—
Proceeds from exercise of stock options	374	283
Repurchase of common stock	(1,238)	—
Payment of dividends	(3,759)	(3,159)
Net cash provided by financing activities	62,798	27,674

Net increase in cash and cash equivalents	25,133	25,722
Cash and cash equivalents
Beginning of period	143,015	148,864
End of period	$168,148	$174,586

Supplemental disclosure of cash flow information
Income taxes paid	$1,988	$2,741
Interest paid	2,416	2,053

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$—	$91
Other comprehensive (loss) income related to investment securities	(229)	21
Operating lease liabilities arising from recording of ROU assets	2,889	—

Business Combination (see Note 2)
Fair value of assets acquired	$—	$180,518
Fair value of liabilities assumed	—	154,829
See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Timberland Bank (the "Bank") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 (“2019 Form 10-K”).  The unaudited consolidated results of operations for the six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2020.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2020 presentation with no change to previously reported net income or total shareholders’ equity.

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

The operating results of the Company for the three and six months ended March 31, 2020 and 2019 include the operating results produced by the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date. The

Company determined that the disclosure requirements related to the amounts of revenues and earnings from the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date is impracticable. The financial activity and operating results of the net assets acquired in the South Sound Acquisition were commingled with the Company's financial activity and operating results as of the acquisition date.

During the six months ended March 31, 2020, the Company incurred acquisition-related expenses of $69,000 related to the South Sound Acquisition, of which $67,000 is included in the data processing and telecommunications expense category and $2,000 is included in the professional fees expense category in the accompanying consolidated statement of income. During the six months ended March 31, 2019, the Company incurred acquisition-related expenses of $119,000 related to the South Sound Acquisition, which are included in the professional fees expense category in the accompanying consolidated statement of income.

(3) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of March 31, 2020 and September 30, 2019 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$33,407	$1,442	$(33)	$34,816
Private label residential	261	262	(4)	519
U.S. Treasury and U.S government agency securities	2,999	—	(2)	2,997
Total	$36,667	$1,704	$(39)	$38,332

Available for sale
MBS: U.S. government agencies	$41,661	$74	$(265)	$41,470
Total	$41,661	$74	$(265)	$41,470

September 30, 2019
Held to maturity
MBS:
U.S. government agencies	$27,786	$999	$(2)	$28,783
Private label residential	317	490	(1)	806
U.S. Treasury and U.S. government agency securities	2,999	—	(8)	2,991
Total	$31,102	$1,489	$(11)	$32,580

Available for sale
MBS: U.S. government agencies	$22,418	$114	$—	$22,532
Total	$22,418	$114	$—	$22,532

Held to maturity and available for sale investment securities with unrealized losses were as follows as of March 31, 2020 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$5,110	$(32)	6	$45	$(1)	5	$5,155	$(33)
Private label residential	13	(2)	2	11	(2)	2	24	(4)
U.S. Treasury and U.S. government agency securities	—	—	—	2,997	(2)	1	2,997	(2)
Total	$5,123	$(34)	8	$3,053	$(5)	8	$8,176	$(39)

Available for sale
MBS: U.S. government agencies	$32,116	$(265)	5	$—	$—	—	$32,116	$(265)
Total	$32,116	$(265)	5	$—	$—	—	$32,116	$(265)

Held to maturity investment securities with unrealized losses were as follows as of September 30, 2019 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$291	$(1)	2	$76	$(1)	6	$367	$(2)
Private label residential	—	—	—	23	(1)	5	23	(1)
U.S. Treasury and U.S. government agency securities	—	—	—	2,991	(8)	1	2,991	(8)
Total	$291	$(1)	2	$3,090	$(10)	12	$3,381	$(11)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their fair value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Furthermore, as of March 31, 2020, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of March 31, 2020 and 2019:

	Range		Weighted
	Minimum	Maximum	Average
March 31, 2020
Constant prepayment rate	6.00%	15.00%	10.91%
Collateral default rate	1.86%	22.47%	10.44%
Loss severity rate	—%	16.34%	4.02%

March 31, 2019
Constant prepayment rate	6.00%	15.00%	10.24%
Collateral default rate	—%	16.06%	5.20%
Loss severity rate	—%	78.00%	40.02%

The following table presents the OTTI recoveries for the three and six months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$3	$—	$20	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—	(11)	—
Net recoveries recognized in earnings (2)	$3	$—	$9	$—

	Six Months Ended March 31, 2020		Six Months Ended March 31, 2019
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$106	$—	$32	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—	(12)	—
Net recoveries recognized in earnings (2)	$106	$—	$20	$—

_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the six months ended March 31, 2020 and 2019 (dollars in thousands):

	Six Months Ended March 31,
	2020	2019
Beginning balance of credit loss	$1,071	$1,153
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—	12
Subtractions:
Realized losses previously recorded as credit losses	(60)	(13)
Recovery of prior credit loss	(106)	(32)
Ending balance of credit loss	$905	$1,120

During the six months ended March 31, 2020, the Company recorded a $60,000 net realized loss (as a result of investment securities being deemed worthless) on 19 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the six months ended March 31, 2019, the Company recorded a $13,000 net realized loss (as a result of investment securities being deemed worthless) on 17 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $43.71 million and $18.59 million at March 31, 2020 and September 30, 2019, respectively.

The contractual maturities of debt securities at March 31, 2020 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,004	$3,001	$—	$—
Due after one year to five years	164	172	121	121
Due after five years to ten years	5,817	6,282	6,301	6,068
Due after ten years	27,682	28,877	35,239	35,281
Total	$36,667	$38,332	$41,661	$41,470

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

Due to the current market conditions as a result of the COVID-19 pandemic, the Company performed a qualitative assessment of goodwill as of March 31, 2020 and determined that the fair value of the reporting unit more likely than not exceeded the carrying value at March 31, 2020. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. The recorded amount of goodwill at March 31, 2020 and September 30, 2019 remained unchanged at $15.13 million.

CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of March 31, 2020, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at March 31, 2020 are reported net of unamortized discounts totaling $1.13 million.

Loans receivable by portfolio segment consisted of the following at March 31, 2020 and September 30, 2019 (dollars in thousands):

	March 31, 2020		September 30, 2019
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$125,285	12.4%	$132,661	13.4%
Multi-family	81,298	8.1	76,036	7.7
Commercial	444,276	44.1	419,117	42.3
Construction - custom and owner/builder	119,175	11.8	128,848	13.0
Construction - speculative one- to four-family	14,679	1.5	16,445	1.7
Construction - commercial	37,446	3.6	39,566	4.0
Construction - multi-family	34,026	3.4	36,263	3.6
Construction - land development	5,774	0.6	2,404	0.2
Land	29,333	2.9	30,770	3.1
Total mortgage loans	891,292	88.4	882,110	89.0

Consumer loans:
Home equity and second mortgage	38,972	3.9	40,190	4.1
Other	3,829	0.4	4,312	0.4
Total consumer loans	42,801	4.3	44,502	4.5

Commercial business loans	73,622	7.3	64,764	6.5

Total loans receivable	1,007,715	100.0%	991,376	100.0%
Less:
Undisbursed portion of construction loans in process	85,474		92,226
Deferred loan origination fees, net	2,694		2,798
Allowance for loan losses	11,890		9,690
	100,058		104,714
Loans receivable, net	$907,657		$886,662
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $5,798 and $6,071 at March 31, 2020 and September 30, 2019, respectively.

Allowance for Loan Losses
The following tables set forth information for the three and six months ended March 31, 2020 and 2019 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended March 31, 2020
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,065	$83	$—	$1	$1,149
Multi-family	499	96	—	—	595
Commercial	4,410	1,351	—	1	5,762
Construction – custom and owner/builder	754	(57)	—	—	697
Construction – speculative one- to four-family	248	(44)	—	—	204
Construction – commercial	403	20	—	—	423
Construction – multi-family	333	61	—	—	394
Construction – land development	48	32	—	—	80
Land	654	19	—	5	678
Consumer loans:
Home equity and second mortgage	609	47	—	—	656
Other	87	(10)	(1)	2	78
Commercial business loans	772	402	—	—	1,174
Total	$9,882	$2,000	$(1)	$9	$11,890

	Six Months Ended March 31, 2020
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,167	$(21)	$—	$3	$1,149
Multi-family	481	114	—	—	595
Commercial	4,154	1,603	—	5	5,762
Construction – custom and owner/builder	755	(63)	—	5	697
Construction – speculative one- to four-family	212	(8)	—	—	204
Construction – commercial	338	85	—	—	423
Construction – multi-family	375	19	—	—	394
Construction – land development	67	13	—	—	80
Land	697	(29)	—	10	678
Consumer loans:
Home equity and second mortgage	623	33	—	—	656
Other	99	(13)	(11)	3	78
Commercial business loans	722	467	(15)	—	1,174
Total	$9,690	$2,200	$(26)	$26	$11,890

	Three Months Ended March 31, 2019
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,159	$(72)	$—	$67	$1,154
Multi-family	449	21	—	—	470
Commercial	4,239	(267)	—	150	4,122
Construction – custom and owner/builder	643	23	—	—	666
Construction – speculative one- to four-family	206	43	—	—	249
Construction – commercial	386	(2)	—	—	384
Construction – multi-family	209	63	—	—	272
Construction – land development	143	101	—	—	244
Land	757	(112)	—	4	649
Consumer loans:
Home equity and second mortgage	666	5	(4)	—	667
Other	101	11	(1)	1	112
Commercial business loans	575	186	(9)	—	752
Total	$9,533	$—	$(14)	$222	$9,741

	Six Months Ended March 31, 2019
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,086	$1	$—	$67	$1,154
Multi-family	433	37	—	—	470
Commercial	4,248	(276)	—	150	4,122
Construction – custom and owner/builder	671	(5)	—	—	666
Construction – speculative one- to four-family	178	71	—	—	249
Construction – commercial	563	(179)	—	—	384
Construction – multi-family	135	137	—	—	272
Construction – land development	49	195	—	—	244
Land	844	(203)	—	8	649
Consumer loans:
Home equity and second mortgage	649	22	(4)	—	667
Other	117	(4)	(3)	2	112
Commercial business loans	557	204	(9)	—	752
Total	$9,530	$—	$(16)	$227	$9,741

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at March 31, 2020 and September 30, 2019 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2020
Mortgage loans:
One- to four-family	$—	$1,149	$1,149	$1,426	$123,859	$125,285
Multi-family	—	595	595	—	81,298	81,298
Commercial	—	5,762	5,762	3,339	440,937	444,276
Construction – custom and owner/builder	—	697	697	—	69,298	69,298
Construction – speculative one- to four-family	—	204	204	—	9,507	9,507
Construction – commercial	—	423	423	—	25,803	25,803
Construction – multi-family	—	394	394	—	18,753	18,753
Construction – land development	—	80	80	—	2,265	2,265
Land	25	653	678	193	29,140	29,333
Consumer loans:
Home equity and second mortgage	—	656	656	581	38,391	38,972
Other	—	78	78	11	3,818	3,829
Commercial business loans	64	1,110	1,174	543	73,079	73,622
Total	$89	$11,801	$11,890	$6,093	$916,148	$922,241

September 30, 2019
Mortgage loans:
One- to four-family	$—	$1,167	$1,167	$1,192	$131,469	$132,661
Multi-family	—	481	481	—	76,036	76,036
Commercial	—	4,154	4,154	3,190	415,927	419,117
Construction – custom and owner/builder	—	755	755	—	75,411	75,411
Construction – speculative one- to four-family	—	212	212	—	10,779	10,779
Construction – commercial	—	338	338	—	24,051	24,051
Construction – multi-family	—	375	375	—	19,256	19,256
Construction – land development	—	67	67	—	1,803	1,803
Land	27	670	697	204	30,566	30,770
Consumer loans:
Home equity and second mortgage	—	623	623	603	39,587	40,190
Other	17	82	99	23	4,289	4,312
Commercial business loans	128	594	722	725	64,039	64,764
Total	$172	$9,518	$9,690	$5,937	$893,213	$899,150

The following tables present an analysis of loans by aging category and portfolio segment at March 31, 2020 and September 30, 2019 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2020
Mortgage loans:
One- to four-family	$—	$—	$941	$—	$941	$124,344	$125,285
Multi-family	—	—	—	—	—	81,298	81,298
Commercial	91	—	947	—	1,038	443,238	444,276
Construction – custom and owner/builder	—	—	—	—	—	69,298	69,298
Construction – speculative one- to four- family	—	—	—	—	—	9,507	9,507
Construction – commercial	—	—	—	—	—	25,803	25,803
Construction – multi-family	—	—	—	—	—	18,753	18,753
Construction – land development	—	—	—	—	—	2,265	2,265
Land	—	—	193	—	193	29,140	29,333
Consumer loans:
Home equity and second mortgage	—	—	581	—	581	38,391	38,972
Other	1	—	11	—	12	3,817	3,829
Commercial business loans	125	—	543	—	668	72,954	73,622
Total	$217	$—	$3,216	$—	$3,433	$918,808	$922,241

September 30, 2019
Mortgage loans:
One- to four-family	$—	$286	$699	$—	$985	$131,676	$132,661
Multi-family	—	—	—	—	—	76,036	76,036
Commercial	94	218	779	—	1,091	418,026	419,117
Construction – custom and owner/ builder	—	—	—	—	—	75,411	75,411
Construction – speculative one- to four- family	—	—	—	—	—	10,779	10,779
Construction – commercial	—	—	—	—	—	24,051	24,051
Construction – multi-family	—	—	—	—	—	19,256	19,256
Construction – land development	—	—	—	—	—	1,803	1,803
Land	5	193	204	—	402	30,368	30,770
Consumer loans:
Home equity and second mortgage	94	—	603	—	697	39,493	40,190
Other	—	—	23	—	23	4,289	4,312
Commercial business loans	—	2	725	—	727	64,037	64,764
Total	$193	$699	$3,033	$—	$3,925	$895,225	$899,150
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At March 31, 2020 and September 30, 2019, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at March 31, 2020 and September 30, 2019 (dollars in thousands):

	Loan Grades
March 31, 2020	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$122,490	$1,286	$557	$952	$125,285
Multi-family	81,298	—	—	—	81,298
Commercial	433,461	8,667	668	1,480	444,276
Construction – custom and owner/builder	68,256	1,042	—	—	69,298
Construction – speculative one- to four-family	9,507	—	—	—	9,507
Construction – commercial	25,803	—	—	—	25,803
Construction – multi-family	18,753	—	—	—	18,753
Construction – land development	2,133	—	—	132	2,265
Land	27,013	1,539	588	193	29,333
Consumer loans:
Home equity and second mortgage	38,402	56	—	514	38,972
Other	3,785	33	—	11	3,829
Commercial business loans	72,715	231	79	597	73,622
Total	$903,616	$12,854	$1,892	$3,879	$922,241

September 30, 2019
Mortgage loans:
One- to four-family	$129,748	$296	$562	$2,055	$132,661
Multi-family	76,036	—	—	—	76,036
Commercial	405,165	11,944	683	1,325	419,117
Construction – custom and owner/builder	75,178	233	—	—	75,411
Construction – speculative one- to four-family	10,779	—	—	—	10,779
Construction – commercial	24,051	—	—	—	24,051
Construction – multi-family	19,256	—	—	—	19,256
Construction – land development	1,659	—	—	144	1,803
Land	28,390	952	1,217	211	30,770
Consumer loans:
Home equity and second mortgage	39,364	41	—	785	40,190
Other	4,257	33	—	22	4,312
Commercial business loans	63,669	232	85	778	64,764
Total	$877,552	$13,731	$2,547	$5,320	$899,150

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

The following table is a summary of information related to impaired loans by portfolio segment as of March 31, 2020 and for the three and six months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$941	$984	$—	$1,186	$1,188	$20	$25	$18	$23
Commercial	3,339	3,339	—	3,240	3,223	52	105	42	73
Land	57	111	—	58	60	—	—	—	—
Consumer loans:
Home equity and second mortgage	581	581	—	581	588	—	—	—	—
Other	11	11	—	6	4	—	—	—	—
Commercial business loans	144	262	—	164	172	—	—	—	—
Subtotal	5,073	5,288	—	5,235	5,235	72	130	60	96

With an allowance recorded:
Mortgage loans:
One- to four-family	485	485	—	243	162	—	—	—	—
Land	136	136	25	138	139	—	—	—	—
Consumer loans:
Other	—	—	—	6	12	—	—	—	—
Commercial business loans	399	399	64	409	451	—	—	—	—
Subtotal	1,020	1,020	89	796	764	—	—	—	—

Total:
Mortgage loans:
One- to four-family	1,426	1,469	—	1,429	1,350	20	25	18	23
Commercial	3,339	3,339	—	3,240	3,223	52	105	42	73
Land	193	247	25	196	199	—	—	—	—
Consumer loans:
Home equity and second mortgage	581	581	—	581	588	—	—	—	—
Other	11	11	—	12	16	—	—	—	—
Commercial business loans	543	661	64	573	623	—	—	—	—
Total	$6,093	$6,308	$89	$6,031	$5,999	$72	$130	$60	$96
______________________________________________

(1)	For the three months ended March 31, 2020.

(2)	For the six months ended March 31, 2020.

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
_____________________________________________
(1) For the year ended September 30, 2019.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.22 million and $3.27 million in TDRs included in impaired loans at March 31, 2020 and September 30, 2019, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDRs at March 31, 2020 and September 30, 2019 was $47,000 and $56,000, respectively. There were no TDRs for which there was a payment default within the first 12 months of the modification during the three months ended March 31, 2020.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of March 31, 2020, the Company had approved COVID-19 pandemic related loan modifications for 125 loans aggregating to $79.41 million, or 8.6% of loans receivable. The Company is continuing to make COVID-19 pandemic related modifications for borrowers and as of April 30, 2020, had approved 178 loan modifications aggregating to $125.24 million, or 13.6% of loans receivable balances as of March 31, 2020.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of March 31, 2020 and September 30, 2019 (dollars in thousands):

	March 31, 2020
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$485	$—	$485
Commercial	2,392	—	2,392
Land	—	136	136
Consumer loans:
Home equity and second mortgage	—	77	77
Commercial business loans	—	130	130
Total	$2,877	$343	$3,220

	September 30, 2019
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$493	$141	$634
Commercial	2,410	—	2,410
Consumer loans:
Home equity and second mortgage	—	82	82
Commercial business loans	—	143	143
Total	$2,903	$366	$3,269

There were no new TDRs during the six months ended March 31, 2020.

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

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three and six months ended March 31, 2020 (dollars in thousands):

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Lease cost:
Operating lease cost	$83	$166
Short-term lease cost	—	—
Total lease cost	$83	166

The following table provides supplemental information to operating leases at or for the three and six months ended March 31, 2020 (dollars in thousands):

	At or For the Three Months Ended March 31, 2020		At or For the Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80		$158
Weighted average remaining lease term-operating leases	9.7	years	9.7	years
Weighted average discount rate-operating leases	2.22%		2.22%

The Company's leases typically do not contain a discount rate implicit in the lease contract. As an alternative, the weighted average discount rate used to value the future value of lease payments due in calculating the value of the ROU asset and lease liability was determined by utilizing the September 30, 2019 fixed-rate advances issued by the FHLB, for all leases entered into prior to the October 1, 2019 adoption date.

Maturities of operating lease liabilities at March 31, 2020 for future fiscal years are as follows (dollars in thousands):

Remainder of 2020	$159
2021	327
2022	342
2023	310
2024	313
Thereafter	1,639
Total lease payments	3,090
Less imputed interest	331
Total	$2,759

(7) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options to purchase common stock.  Shares owned by the Bank’s ESOP that had not been allocated were not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At March 31, 2020 and March 31, 2019, all shares had been allocated under the Bank's ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and six months ended March 31, 2020 and 2019 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

Numerator – net income	$5,049	$6,114	$11,701	$11,729

Denominator – weighted average common shares outstanding	8,344,201	8,310,074	8,342,828	8,301,550

Basic net income per common share	$0.61	$0.74	$1.40	$1.41

Diluted net income per common share computation
Numerator – net income	$5,049	$6,114	$11,701	$11,729

Denominator – weighted average common shares outstanding	8,344,201	8,310,074	8,342,828	8,301,550
Effect of dilutive stock options (1)	112,458	154,576	123,066	159,588
Weighted average common shares outstanding - assuming dilution	8,456,659	8,464,650	8,465,894	8,461,138

Diluted net income per common share	$0.60	$0.72	$1.38	$1.39
____________________________________________
(1) For the three and six months ended March 31, 2020, average options to purchase 138,362 and 121,497 shares of common stock were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive. For the three and six months ended March 31, 2019, average options to purchase 102,150 and 102,504 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their effect would have bee anti-dilutive.

(8) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three and six months ended March 31, 2020 and 2019 are as follows (dollars in thousands):

	Three Months Ended March 31, 2020
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(116)	$(30)	$(146)
Other comprehensive (loss) income	(35)	2	(33)
Balance of AOCI at the end of period	$(151)	$(28)	$(179)

	Six Months Ended March 31, 2020
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$90	$(40)	$50
Other comprehensive (loss) income	(241)	12	(229)
Balance of AOCI at the end of period	$(151)	$(28)	$(179)

	Three Months Ended March 31, 2019
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(81)	$(64)	$(145)
Other comprehensive income	84	16	100
Balance of AOCI at the end of period	$3	$(48)	$(45)

	Six Months Ended March 31, 2019
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(58)	$(71)	$(129)
Other comprehensive (loss) income	(2)	23	21
Adoption of ASU 2016-01	$63	$—	$63
Balance of AOCI at the end of period	$3	$(48)	$(45)

__________________________
(1) All amounts are net of income taxes.

(9) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, which was approved by shareholders on January 28, 2020, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At March 31, 2020, there were 37,726 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At March 31, 2020, there were 350,000 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

At both March 31, 2020 and 2019, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the six months ended March 31, 2020 and 2019.

Stock option activity for the six months ended March 31, 2020 and 2019 is summarized as follows:

	Six Months Ended March 31, 2020		Six Months Ended March 31, 2019
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	378,304	$18.15	380,820	$16.03
Exercised	(36,375)	10.30	(30,416)	9.31
Granted	1,000	26.50	—	—
Forfeited	(8,650)	24.84	(3,900)	18.63
Options outstanding, end of period	334,279	$18.86	346,504	$16.59

The weighted average assumptions for options granted during the six months ended March 31, 2020 were as follows:

Expected volatility	29%
Expected life (in years)	5
Expected dividend yield	3.36%
Risk free interest rate	1.61%
Grant date fair value per share	$4.98

The aggregate intrinsic value of options exercised during the six months ended March 31, 2020 and 2019 was $628,000 and $610,000, respectively.

At March 31, 2020, there were 154,670 unvested options with an aggregate grant date fair value of $584,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2020 was $222,000.  There were no options vested during the six months ended March 31, 2020.

At March 31, 2019, there were 169,650 unvested options with an aggregate grant date fair value of $513,000. There were 23,400 options with an aggregate grant date fair value of $218,000 that vested during the six months ended March 31, 2019.

Additional information regarding options outstanding at March 31, 2020 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	1,000	$4.01	1.7	1,000	$4.01	1.7
5.86 - 6.00	19,100	5.97	2.6	19,100	5.97	2.6
9.00	37,425	9.00	3.6	37,425	9.00	3.6
10.26 - 10.71	91,064	10.59	5.1	68,914	10.58	5.0
15.67	42,800	15.67	6.5	23,000	15.67	6.5
26.50 - 27.14	46,640	27.13	9.5	—	N/A	N/A
29.69	53,200	29.69	7.5	21,400	29.69	7.5
31.80	43,050	31.80	8.5	8,770	31.80	8.5
	334,279	$18.86	6.4	179,609	$13.69	5.1

The aggregate intrinsic value of options outstanding at March 31, 2020 and 2019 was $1.41 million and $4.22 million, respectively.

As of March 31, 2020, unrecognized compensation cost related to unvested stock options was $510,000, which is expected to be recognized over a weighted average life of 2.24 years.

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

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2020 and September 30, 2019. The Company's assets measured at estimated fair value on a recurring basis at March 31, 2020 and September 30, 2019 were as follows (dollars in thousands):

March 31, 2020	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$41,470	$—	$41,470
Investments in equity securities
Mutual funds	969	—	—	969
Total	$969	$41,470	$—	$42,439

September 30, 2019	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$22,532	$—	$22,532
Investments in equity securities
Mutual funds	958	—	—	958
Total	$958	$22,532	$—	$23,490

There were no transfers among Level 1, Level 2 and Level 3 during the six months ended March 31, 2020 and the year ended September 30, 2019.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2020 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
One- to four-family	$—	$—	$485
Land	—	—	111
Consumer loans:
Commercial business loans	—	—	335
Total impaired loans	—	—	931
Investment securities – held to maturity:
MBS - private label residential	—	15	15
OREO and other repossessed assets	—	—	1,623
Total	$—	$15	$2,569

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of March 31, 2020 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$931	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$1,623	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

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

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a represented fair value for these types of items as of March 31, 2020 and September 30, 2019. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with ASU No. 2016-01, which the Company adopted on October 1, 2018 on a prospective basis, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of March 31, 2020 and September 30, 2019 (dollars in thousands):

	March 31, 2020
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$168,148	$168,148	$168,148	$—	$—
CDs held for investment	82,472	82,472	82,472	—	—
Investment securities	78,137	79,803	2,997	76,806	—
Investments in equity securities	969	969	969	—	—
FHLB stock	1,922	1,922	1,922	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	5,798	5,900	5,900	—	—
Loans receivable, net	907,657	928,886	—	—	928,886
Accrued interest receivable	3,595	3,595	3,595	—	—

Financial liabilities
Certificates of deposit	173,201	175,645	—	—	175,645
FHLB borrowings	10,000	10,028	—	—	10,028
Accrued interest payable	357	357	357	—	—

	September 30, 2019
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$143,015	$143,015	$143,015	$—	$—
CDs held for investment	78,346	78,346	78,346	—	—
Investment securities	53,634	55,112	3,949	51,163	—
Investments in equity securities	958	958	958	—	—
FHLB stock	1,437	1,437	1,437	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	6,071	6,260	6,260	—	—
Loans receivable, net	886,662	892,495	—	—	892,495
Accrued interest receivable	3,598	3,598	3,598	—	—

Financial liabilities
Certificates of deposit	165,655	166,852	—	—	166,852
Accrued interest payable	333	333	333	—	—

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, as amended by ASU 2018-19, ASU 2019-04 and ASU 2019-05. This ASU replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, this ASU requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU 2016-13 also changes the accounting for purchased credit-impaired debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a smaller reporting company, ASU 2016-13 is effective for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for other-than-temporary impairment on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2020.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the COVID-19 pandemic, including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"); and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2019 Form 10-K.

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

Overview

Timberland Bancorp Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At March 31, 2020, the Company had total assets of $1.32 billion, net loans receivable of $907.66 million, total deposits of $1.13 billion and total shareholders’ equity of $178.01 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set for this report, including consolidated financial statements and related data, relates primarily to the Bank's operations.

On October 1, 2018, the Company completed the South Sound Acquisition. The operating results for the three and six months ended March 31, 2020 and 2019 include the operating results produced by the net assets acquired in the South Sound Acquisition. For additional information on the South Sound Acquisition, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

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

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, interest earned on those assets, the volume and mix of interest-bearing liabilities and interest paid on those interest-bearing liabilities. Management attempts to maintain a net interest margin placing it within the top quartile of its Washington State peers. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected in the current fiscal year and possibly longer.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company recorded a provision of $2.00 million for the second quarter of fiscal 2020, compared to none in the comparable quarter a year ago due primarily to forecasted probable credit losses reflecting the potential future impact of the COVID-19 pandemic on the economy. On March 24, 2020, Washington State Governor Jay Inslee signed a statewide order requiring residents to stay-at-home unless involved in an essential activity. All business, except those that are considered essential, were also ordered to close. As a result of the mandated shutdown and as an essential business, the Company has taken various steps to ensure the safety of customers and personnel including branch lobby closures. To ensure the safety of the Company's customers and employees, services are offered through drive up facilities and/or by appointment. Many of the Company's employees are working remotely or have flexible work schedules, and protective measures within the Company's offices have been established to help ensure the safety of those employees who must work on-site.

The Company began working with loan customers on loan deferral and forbearance plans. As of March 31, 2020, the Company had granted payment deferral plans on 125 loans totaling $79.41 million. These modifications were not classified as TDRs at March 31, 2020 in accordance with the guidance of the CARES Act. The Company is continuing to work on forbearance plans with customers impacted by the COVID-19 Pandemic.

Net income is also affected by non-interest income and non-interest expenses.  For the three and six month period ended March 31, 2020, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expenses in certain periods are reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at March 31, 2020 and September 30, 2019

The Company’s total assets increased by $75.97 million, or 6.1%, to $1.323 billion at March 31, 2020 from $1.247 billion at September 30, 2019.  The increase in total assets was primarily due to increases in cash and cash equivalents, net loans receivable, investment securities, and CDs held for investment. The increase in total assets was funded primarily by increases in total deposits and FHLB borrowings.

Net loans receivable increased by $21.00 million, or 2.4%, to $907.66 million at March 31, 2020 from $886.66 million at September 30, 2019, primarily due to increases in commercial real estate loans and commercial business loans. These increases were partially offset by a decrease in construction loans.

Total deposits increased by $57.42 million, or 5.4%, to $1.126 billion at March 31, 2020 from $1.068 billion at September 30, 2019, primarily due to increases in non-interest bearing demand account balances, savings account balances, and NOW checking account balances.

Shareholders’ equity increased by $6.94 million, or 4.1%, to $178.01 million at March 31, 2020 from $171.07 million at September 30, 2019.  The increase in shareholders' equity was primarily due to net income, which was partially offset by the payment of dividends to common shareholders and the repurchase of common stock.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $29.26 million, or 13.2%, to $250.62 million at March 31, 2020 from $221.36 million at September 30, 2019.

Investment Securities:  Investment securities (including investments in equity securities) increased by $24.51 million, or 44.9%, to $79.11 million at March 31, 2020 from $54.59 million at September 30, 2019. This increase was primarily due to the purchase of additional agency mortgage-backed investment securities during the six months ended March 31, 2020, as the Company put a portion of its excess overnight liquidity into higher-earning investment securities during the period. For additional information on investment securities, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased by $485,000, or 33.8%, to $1.92 million at March 31, 2020 from $1.44 million at September 30, 2019, due to purchases required by the FHLB as a result of the increase in total assets and FHLB borrowings.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both March 31, 2020 and September 30, 2019. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $21.00 million, or 2.4%, to $907.66 million at March 31, 2020 from $886.66 million at September 30, 2019.  The increase was primarily due to a $25.16 million increase in commercial real estate loans, an $8.86 million increase in commercial business loans, a $5.26 million increase in multi-family mortgage loans, and a $6.75 million decrease in the undisbursed portion construction loans in process. These increases to net loans receivable were partially offset by a $12.43 million decrease in construction loans, a $7.38 million decrease in one- to four-family mortgage loans, a $2.20 million increase in the allowance for loan losses, and smaller decreases in several other loan categories.

Loan originations increased by $62.17 million, or 36.4%, to $233.03 million for the six months ended March 31, 2020 from $170.86 million for the six months ended March 31, 2019.  The increase in loan originations was primarily due to increased loan demand for one- to four-family mortgage loan refinances and the funding of several larger commercial business and commercial real estate loans. The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of U.S. Small Business Administration ("SBA") loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans increased by $33.79 million, or 119.5%, to $62.06 million for the six months ended March 31, 2020 compared to $28.27 million for the six months ended March 31, 2019, primarily due to increased refinance activity for one- to four-family loans.

For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

The CARES Act authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program ("PPP"). The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA so long as employee and compensation levels of the business are maintained and 75% of the loan proceeds are used for payroll expenses, with the remaining 25% of the loan proceeds used for other qualifying expenses. As of April 30, 2020, the Company has funded $102.72 million in PPP loans to new and existing customers who are small to midsize businesses as well as non-profit organizations, independent contractors, and partnerships as allowed under PPP guidance issued in April 2020. In addition to the 1% interest earned on these loans, the SBA pays banks fees for processing

PPP loans in the following amounts: (i) five (5) percent for loans of not more than $350,000; (ii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and one (1) percent for loans of at least $2,000,000. Banks may not collect any fees from the loan applicants.

Premises and Equipment:  Premises and equipment increased by $242,000, or 1.1%, to $23.07 million at March 31, 2020 from $22.83 million at September 30, 2019.  These increases were primarily due to capitalized remodeling costs associated with the Company's new data center facility. The increase was partially offset by normal depreciation and the sale of land acquired in the South Sound Acquisition that had been held for future expansion.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $60,000, or 3.6%, to $1.62 million at March 31, 2020 from $1.68 million at September 30, 2019. The decrease was primarily due to the sale of a commercial real estate property and a land parcel during the six months ended March 31, 2020.  At March 31, 2020, total OREO and other repossessed assets consisted of 10 land parcels totaling $1.62 million.

BOLI (Bank Owned Life Insurance): BOLI increased by $294,000, or 1.4%. to $21.30 million at March 31, 2020 from $21.01 million at September 30, 2019. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both March 31, 2020 and September 30, 2019. CDI decreased by $203,000, or 10.0%, to $1.83 million at March 31, 2020 from $2.03 million at September 30, 2019 due to scheduled amortization. For additional information on goodwill and CDI, see Notes 2 and 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Operating Lease Right-of-Use Assets: Operating lease right-of-use assets increased to $2.76 million at March 31, 2020 as the Company adopted ASC 842 on October 1, 2019 and began recording operating lease right-of-use assets and operating lease liabilities on the balance sheet. The operating lease right-of-use assets at March 31, 2020 represented the present value of three operating leases on branch facilities. The Company adopted the provisions of ASC 842 utilizing the optional transition method and therefore prior periods have not been restated.

Deposits: Deposits increased by $57.42 million, or 5.4%, to $1.126 billion at March 31, 2020 from $1.068 billion at September 30, 2019. The increase in total deposits was primarily due to a $19.86 million increase in non-interest bearing demand account balances, a $17.82 million increase in savings account balances, an $11.11 million increase in NOW checking account balances, a $7.55 million increase in certificates of deposit account balances, and a $1.09 million increase in money market account balances.

Deposits consisted of the following at March 31, 2020 and September 30, 2019 (dollars in thousands):

	March 31, 2020		September 30, 2019
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$316,328	28.1%	$296,472	27.8%
NOW checking	308,165	27.4	297,055	27.8
Savings	182,321	16.2	164,506	15.4
Money market	133,839	11.9	136,151	12.7
Money market - reciprocal	11,794	1.0	8,388	0.8
Certificates of deposit under $250	138,906	12.3	133,241	12.5
Certificates of deposit $250 and over	31,088	2.8	29,211	2.7
Certificates of deposit - brokered	3,207	0.3	3,203	0.3
Total	$1,125,648	100.0%	$1,068,227	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings increased to $10.00 million at March 31, 2020, as the Company borrowed funds consistent with its asset-liability objectives in March 2020 as long-term borrowing rates dropped to historic lows in response to the COVID-19 pandemic. At March 31, 2020, FHLB borrowings consisted of two $5.00 million borrowings, with scheduled maturities in March 2025 and March 2027, which bear interest at 1.19% and 1.11%, respectively. The Company did not have any FHLB borrowings at September 30, 2019.

Operating Lease Liabilities: Operating lease liabilities increased to $2.76 million at March 31, 2020 as the Company adopted ASC 842 on October 1, 2019 and began recording operating lease liabilities and operating lease right-of-use assets on the balance sheet. The operating lease liability at March 31, 2020 represented the present value of three operating leases on branch facilities. The Company adopted the provisions of ASC 842 utilizing the optional transition method and therefore prior periods have not been restated.

Shareholders’ Equity:  Total shareholders’ equity increased by $6.94 million, or 4.1%, to $178.01 million at March 31, 2020 from $171.07 million at September 30, 2019.  The increase was primarily due to net income of $11.70 million for the six months ended March 31, 2020 which was partially offset by dividend payments to common shareholders of $3.76 million and the repurchase of 56,601 shares of the Company's common stock at an average price of $21.88 per share or $1.24 million in total during the six months ended March 31, 2020. The Company had 144,852 shares available to be repurchased under the Company's existing stock repurchase plan at March 31, 2020, but temporarily suspended further repurchase activity on March 16, 2020. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio was 0.38% at March 31, 2020 compared to 0.40% at September 30, 2019. Total non-performing assets increased by $67,000, or 1.3%, to $5.08 million at March 31, 2020 from $5.01 million at September 30, 2019. The increase in non-performing assets was due to an increase of $183,000 in non-accrual loans, which were partially offset by a $60,000 decrease in OREO and other repossessed assets and a $56,000 decrease in non-accrual investment securities.

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2020 and September 30, 2019 (dollars in thousands):

	March 31, 2020	September 30, 2019
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$941	$699
Commercial	947	779
Land	193	204
Consumer loans:
Home equity and second mortgage	581	626
Other	11	—
Commercial business loans	543	725
Total loans accounted for on a non-accrual basis	3,216	3,033

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	3,216	3,033

Non-accrual investment securities	238	294

OREO and other repossessed assets, net (2)	1,623	1,683
Total non-performing assets (3)	$5,077	$5,010

TDRs on accrual status (4)	$2,877	$2,903

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.35%	0.34%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.24%	0.24%

Non-performing assets as a percentage of total assets	0.38%	0.40%

Loans receivable (5)	$919,547	$896,352

Total assets	$1,323,101	$1,247,132

___________________________________
(1) As of March 31, 2020 and September 30, 2019, the balance of non-accrual one- to-four family properties in the process of foreclosure was $12 and $150, respectively.
(2) As of March 31, 2020 and September 30, 2019, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $343 and $366 reported as non-accrual loans at March 31, 2020 and September 30, 2019, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

The Company has received, and continues to receive, inquiries and requests from borrowers for some type of payment relief due to the COVID 19-pandemic. In response, the Company has made available 90-day payment deferrals with interest continuing to accrue (or scheduled to be paid monthly) to borrowers affected by the COVID-19 pandemic. As of March 31, 2020, the Company had approved COVID-19 pandemic related loan modifications for 125 loans aggregating to $79.41 million, or 8.6% of loans receivable. The Company is continuing to make COVID-19 pandemic related modifications for borrowers and as of April 30, 2020, had approved 178 loan modifications aggregating to $125.24 million, or 13.6% of loans receivable balances as of March 31, 2020.

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

Comparison of Operating Results for the Three and Six Months Ended March 31, 2020 and 2019

Net income decreased by $1.06 million, or 17.4%, to $5.05 million for the quarter ended March 31, 2020 from $6.11 million for the quarter ended March 31, 2019. Net income per diluted common share decreased by $0.12, or 16.7%, to $0.60 for the quarter ended March 31, 2020 from $0.72 for the quarter ended March 31, 2019. The decreases in net income and net income per diluted common share for the three months ended March 31, 2020 were primarily due to a $2.00 million increase in the provision for loan losses, which was partially offset by a decrease in non-interest expense. Earnings for the current quarter reflect the impact of the COVID-19 pandemic which resulted in a substantial reduction in business activity in market areas the Company operates in.

Net income decreased by $28,000, or 0.2%, to $11.70 million for the six months ended March 31, 2020 from $11.73 million for the six months ended March 31, 2019. Net income per diluted common share decreased $0.01, or 0.7%, to $1.38 for the six months ended March 31, 2020 from $1.39 for the six months ended March 31, 2019. The decreases in net income and net income per diluted common share for the six months ended March 31, 2020 were primarily due to a $2.20 million increase in the provision for loan losses, which was partially offset by a decrease in non-interest expense, and increases in net interest income and non-interest income.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $152,000, or 1.2%, to $12.88 million for the quarter ended March 31, 2020 from $12.73 million for the quarter ended March 31, 2019. The increase in net interest income was primarily due to an increase in the average balance of interest-earning assets, which was partially offset by a decrease in the average yield on interest-earning assets.

Total interest and dividend income increased by $290,000, or 2.1%, to $14.13 million for the quarter ended March 31, 2020 from $13.84 million for the quarter ended March 31, 2019, primarily due to an increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $78.50 million, or 7.0%, to $1.21 billion for the quarter ended March 31, 2020 from $1.13 billion for the quarter ended March 31, 2019. Average loans receivable increased by $45.32 million, or 5.2%, average investment securities increased by $37.81 million, or 98.0%, and average interest-bearing deposits in banks and CDs decreased by $4.82 million, or 2.3%, between the periods. The average yield on interest-earning assets decreased to 4.68% for the quarter ended March 31, 2020 from 4.90% for the quarter ended March 31, 2019. During the quarters ended March 31, 2020 and 2019, interest income on loans receivable increased by $107,000 and $301,000, respectively, due to the accretion of the fair value discount on loans acquired in the South Sound Acquisition. During the quarter ended March 31, 2020, there was a total of $320,000 of pre-payment penalties, non-accrual interest and late fees collected, compared to $16,000 collected for the quarter ended March 31, 2019. Total interest expense increased by $138,000, or 12.4%, to $1.25 million for the quarter ended March 31, 2020 from $1.11 million for the quarter ended March 31, 2019. The increase in interest expense was primarily due to increases in both the average cost and the average balance of interest-bearing deposits. The average cost of interest-bearing deposits increased to 0.63% for the quarter ended March 31, 2020 from 0.59% for the quarter ended March 31, 2019. Average interest-bearing liabilities increased by $32.83 million, or 4.3%, to $797.95 million for the quarter ended March 31, 2020 from $765.12 million for the quarter ended March 31, 2019, primarily due to increases in the average balances of savings accounts, NOW checking accounts, certificates of deposit accounts, and borrowings, which were partially offset by a decrease in the average balance of money market accounts.

As a result of these changes, the net interest margin ("NIM") decreased to 4.27% for the quarter ended March 31, 2020 from 4.51% for the quarter ended March 31, 2019. The NIM for the current quarter was increased by approximately 15 basis points due to the accretion of $107,000 of the fair value discount on loans acquired in the South Sound Acquisition and the collection of $320,000 in pre-payment penalties, non-accrual interest, and late fees. The NIM for the comparable quarter one year ago was increased by approximately 11 basis points due to the accretion of $301,000 of the fair value discount on loans acquired in the South Sound Acquisition and the collection of $16,000 of non-accrual interest. The incremental accretion and the impact on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these purchased loans was $1.13 million at March 31, 2020.

Net interest income increased by $810,000, or 3.2%, to $25.88 million for the six months ended March 31, 2020 from $25.07 million for the six months ended March 31, 2019. The increase in net interest income was primarily due to an increase in the average balance of interest-earning assets, which was partially offset by a decrease in the average yield on interest-earning assets. Beginning in August 2019, the Federal Reserve reduced the targeted federal funds by 25 basis points three times in 2019 and 150 basis points during the current quarter to a range of 0.00% to 0.25% at March 31, 2020. The 150 basis-point decrease in the federal funds target rate in response to COVID-19 pandemic did not occur until late in the quarter in March 2020, and the full effect of the lower interest rate environment had not yet been realized at quarter end.

Total interest and dividend income increased by $1.17 million, or 4.3%, to $28.32 million for the six months ended March 31, 2020 from $27.16 million for the six months ended March 31, 2019, primarily due to an increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $72.99 million, or 6.5%, to $1.19 billion for the six months ended March 31, 2020 from $1.12 billion for the six months ended March 31, 2019. Average loans receivable increased by $47.75 million, or 5.5%, average investment securities increased by $34.58 million, or 102.2%, and average interest bearing deposits in banks and CDs decreased by $9.53 million, or 4.5%, between the periods. The average yield on interest-earning assets decreased to 4.76% for the six months ended March 31, 2020 from 4.86% for the six months ended March 31, 2019. Total interest expense increased by $356,000, or 17.1% to $2.44 million for the six months ended March 31, 2020 from $2.08 million for the six months ended March 31, 2019. The increase in interest expense was primarily due to increases in the average cost and the average balance of interest-bearing deposits. The average cost of interest-bearing deposits increased to 0.62% for the six months ended March 31, 2020 from 0.55% for the six months ended March 31, 2019. Average interest-bearing liabilities increased by $25.21 million, or 3.3%, to $784.68 million for the six months ended March 31, 2020 from $759.47 million for the six months ended March 31, 2019, primarily due to increases in the average balances of savings accounts, NOW checking accounts, certificates of deposit accounts, and borrowings, which were partially offset by a decrease in the average balance of money market accounts. The NIM for the six months ended March 31, 2020 decreased to 4.35% from 4.49% for the six months ended March 31, 2019.

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

	Three Months Ended March 31,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$922,011	$12,823	5.56%	$876,688	$12,216	5.57%
Investment securities (2)	76,412	489	2.56	38,599	297	3.08
Dividends from mutual funds, FHLB stock and other investments	5,513	35	2.54	5,324	39	2.97
Interest-bearing deposits in banks and CDs	203,936	784	1.54	208,760	1,289	2.50
Total interest-earning assets	1,207,872	14,131	4.68	1,129,371	13,841	4.90
Non-interest-earning assets	85,226			87,299
Total assets	$1,293,098			$1,216,670

Interest-bearing liabilities:
Savings	$178,688	52	0.12	$162,702	24	0.06
Money market	143,817	207	0.58	158,762	309	0.79
NOW checking	303,403	234	0.31	288,429	204	0.29
Certificates of deposit	169,293	750	1.78	155,227	576	1.50
Long-term borrowings	2,747	8	1.17	—	—	—
Total interest-bearing liabilities	797,948	1,251	0.63	765,120	1,113	0.59
Non-interest-bearing deposits	306,907			281,240
Other liabilities	10,982			11,994
Total liabilities	1,115,837			1,058,354
Shareholders' equity	177,261			158,316
Total liabilities and
shareholders' equity	$1,293,098			$1,216,670

Net interest income		$12,880			$12,728
Interest rate spread			4.05%			4.31%
Net interest margin (3)			4.27%			4.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			151.37%			147.61%
_______________

(1)
Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans acquired in the South Sound Acquisition are included with interest and dividends.

(2)	Average balances include loans and investment securities on non-accrual status.

(3)	Net interest income divided by total average interest-earning assets, annualized.

	Six Months Ended March 31,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$916,931	$25,587	5.58%	$869,184	$23,997	5.52%
Investment securities (2)	68,440	928	2.71	33,856	575	3.40
Dividends from mutual funds, FHLB stock and other investments	5,453	72	2.64	5,264	78	2.96
Interest-bearing deposits in banks and CDs	200,107	1,735	1.73	209,641	2,506	2.39
Total interest-earning assets	1,190,931	28,322	4.76	1,117,945	27,156	4.86
Non-interest-earning assets	84,311			88,868
Total assets	$1,275,242			$1,206,813

Interest-bearing liabilities:
Savings	$176,628	86	0.10	$161,643	52	0.06
Money market	138,758	396	0.57	157,688	543	0.69
N.O.W. checking	299,884	454	0.30	284,724	391	0.28
Certificates of deposit	168,039	1,496	1.78	155,413	1,098	1.42
Short-term borrowings	1	—	2.53	—	—	—
Long-term borrowings	1,366	8	1.17	—	—	—
Total interest-bearing liabilities	784,676	2,440	0.62	759,468	2,084	0.55
Non-interest-bearing deposits	306,175			282,019
Other liabilities	9,394			8,806
Total liabilities	1,100,245			1,050,293
Shareholders' equity	174,997			156,520
Total liabilities and
shareholders' equity	$1,275,242			$1,206,813

Net interest income		$25,882			$25,072

Interest rate spread			4.14%			4.31%
Net interest margin (3)			4.35%			4.49%
Ratio of average interest-earning assets to average interest-bearing liabilities			151.77%			147.20%

_______________

(1)
Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans acquired in the South Sound Acquisition are included with interest and dividends.

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

	Three months ended March 31, 2020 compared to three months ended March 31, 2019 increase (decrease) due to			Six months ended March 31, 2020 compared to six months ended March 31, 2019 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$(23)	$630	$607	$260	$1,330	$1,590
Investment securities	(63)	255	192	(39)	392	353
Dividends from mutual funds, FHLB stock and other investments	(5)	1	(4)	(6)	—	(6)
Interest-bearing deposits in banks and CDs	(476)	(29)	(505)	(662)	(109)	(771)
Total net increase in income on interest-earning assets	(567)	857	290	(447)	1,613	1,166

Interest-bearing liabilities:
Savings	26	2	28	28	6	34
Money market	(76)	(26)	(102)	(87)	(60)	(147)
NOW checking	19	11	30	42	21	63
Certificates of deposit	116	58	174	302	96	398
Long-term borrowings	—	8	8	—	8	8
Total net increase in expense on interest-bearing liabilities	85	53	138	285	71	356

Net increase in net interest income	$(652)	$804	$152	$(732)	$1,542	$810

Provision for Loan Losses: A $2.00 million provision for loan losses was made for the quarter ended March 31, 2020, primarily due to the deteriorating economic conditions and probable losses driven by the impact of the COVID-19 pandemic on the U.S. and global economies. There was no provision for loans losses made for the quarter ended March 31, 2019. For the quarter ended March 31, 2020, there were net recoveries of $8,000 compared to net recoveries of $208,000 for the quarter ended March 31, 2019. Non-accrual loans increased by $183,000, or 6.0%, to $3.22 million at March 31, 2020, from $3.03 million at September 30, 2019 and increased by $471,000, or 17.1%, from $2.75 million at March 31, 2019. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by $492,000, or 12.5%, to $3.43 million at March 31, 2020, from $3.93 million at September 30, 2019 and decreased by $142,000, or 4.0%, from $3.58 million one year ago.

As of March 31, 2020, Timberland had approved payment deferral plans on 125 loans totaling $79.41 million. These modifications were not classified as TDRs at March 31, 2020 in accordance with the guidance of the CARES Act. The CARES Act provided that the short-term modification of loans as a result of the COVID-19 pandemic, made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act if they are less than 30 days past due on their contractual payments at the time a modification program is implemented.

For the six months ended March 31, 2020 there was a $2.20 million provision for loan losses, primarily due to the COVID-19 pandemic related economic uncertainties discussed above and, to a much lesser extent, loan portfolio growth. There was no provision for loan losses for the six months ended March 31, 2019. There were no net charge-offs for six months ended March 31, 2020 compared to net recoveries of $211,000 for the six months ended March 31, 2019.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at March 31, 2020 was $89,000 compared to $172,000 at September 30, 2019 and $231,000 at March 31, 2019.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $1.13 million at March 31, 2020. The Company believes this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on its comprehensive analysis, management believes the allowance for loan losses of $11.89 million at March 31, 2020 (1.29% of loans receivable and 369.7% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $9.69 million (1.08% of loans receivable and 319.5% of non-performing loans) at September 30, 2019 and $9.74 mil1ion (1.10% of loans receivable and 354.9% of non-performing loans) at March 31, 2019. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income decreased by $260,000, or 6.6%, to $3.68 million for the quarter ended March 31, 2020 from $3.94 million for the quarter ended March 31, 2019. The decrease in non-interest income compared to the same quarter last year was primarily due to a $1.01 million decrease in net BOLI earnings, and smaller decreases in several other categories. These decreases were partially offset by a $448,000 increase in gain on sale of loans, a $283,000 recovery of a previously charged off receivable acquired in the South Sound Acquisition (which is recorded in the "Other" non-interest income category), and smaller increases in several other categories.

Net BOLI earnings were higher for the comparable period one year ago primarily due to a BOLI death benefit claim. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the current quarter.

Total non-interest income for the six months ended March 31, 2020 increased by $412,000, or 5.7%, to $7.62 million from $7.21 million for the six months ended March 31, 2019. This increase was primarily due to a $1.01 million increase in gain on sale of loans, a $303,000 increase in ATM and debit card interchange transaction fees, and smaller increases in several categories. These increases were partially offset by $1.02 million decrease in BOLI net earnings, and smaller decreases in several other categories. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the current period. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the dollar volume of debit card transactions. Net BOLI earnings were higher for the comparable period one year ago primarily due to the BOLI death benefit claim discussed above.

Non-interest Expense:  Total non-interest expense decreased by $991,000, or 10.7%, to $8.29 million for the quarter ended March 31, 2020 from $9.28 million for the quarter ended March 31, 2019. This decrease was primarily due to a $553,000 decrease in data processing and telecommunication expense, a $246,000 decrease in salaries and employee benefits expense, a $97,000 decrease in FDIC insurance expense, and smaller decreases in several other categories. These decreases were partially offset by smaller increases in several categories. Data processing expenses and telecommunications expense and salaries and employee benefits expenses were higher for the prior year's quarter due to expenses associated with the core-operating system conversion to the Jack Henry Silverlake platform. The decrease in salaries and employee benefits expense was primarily due to a decrease in expenses associated with Company's Employee Stock Ownership Plan ("ESOP"), (which was fully allocated as of

March 31, 2019) and a decrease in core-operating system conversion related overtime and bonus expenses. The FDIC insurance expense was reduced due to the Bank's receipt of an FDIC insurance assessment credit.

Total non-interest expense decreased by $1.18 million, or 6.6%, to $16.66 million for the six months ended March 31, 2020 from $17.84 million for the six months ended March 31, 2019. This decrease was primarily due to a $582,000 decrease in data processing and telecommunications expense, a $198,000 decrease in FDIC insurance expense, a $130,000 decrease in salaries and employee benefits expense, a $110,000 decrease in premises and equipment expense, a $110,000 increase in gain on disposition of premises and expenses, and smaller decreases in several other categories. These decreases were partially offset by smaller increases in several other categories. Data processing expenses and salaries and employee benefits expenses were higher for the prior year's period due to expenses associated with the Company's core-operating system conversion. The FDIC insurance expense was reduced due to the Bank's receipt of an FDIC insurance assessment credit. The decrease in premises and equipment expense was primarily due to a decrease in building and equipment maintenance expenses. The gain on the disposition of premises and equipment expense was primarily due to the sale of land acquired in the South Sound Acquisition that had been held for future expansion.

The efficiency ratio for the current quarter improved to 50.04% from 55.66% for the comparable quarter one year ago and the efficiency ratio for the six months ended March 31, 2020 improved to 49.73% from 55.27% for the six months ended March 31, 2019.

Provision for Income Taxes: The provision for income taxes decreased by $52,000, or 4.1%, to $1.23 million for the quarter ended March 31, 2020 from $1.28 million for the quarter ended March 31, 2019, primarily due to lower income before income taxes. The provision for income taxes increased by $230,000, or 8.5%, to $2.94 million for the six months ended March 31, 2020 from $2.71 million for the six months ended March 31, 2019. The Company's effective income tax rate was 19.53% for the quarter ended March 31, 2020 and 17.28% for the quarter ended March 31, 2019. The Company's effective income tax rate was 20.08% for the six months ended March 31, 2020 and 18.77% for the six months ended March 31, 2019. The effective income tax rates for both the three and six month periods ended March 31, 2019, were lower primarily due a BOLI death benefit claim which increased the percentage of non-taxable income.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2020, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 24.93%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $29.26 million, or 13.2%, to $250.62 million at March 31, 2020 from $221.36 million at September 30, 2019. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At March 31, 2020, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. At March 31, 2020, the Bank had $364.75 million available for additional FHLB borrowings.  At March 31, 2020, the Bank had $10.00 million in FHLB borrowings outstanding. The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At March 31, 2020, the Bank had $87.15 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $10.00 million overnight borrowing line with PCBB. At March 31, 2020, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At March 31, 2020, the Bank had loan commitments totaling $94.09 million and undisbursed construction loans in process totaling $85.47 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from March 31, 2020 totaled $104.49 million.

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

Based on its capital levels at March 31, 2020, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2020, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at March 31, 2020 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$159,626	12.52%	$51,003	4.00%	$63,754	5.00%
Risk-based Capital Ratios:
Common equity tier 1 capital	159,626	18.15	39,568	4.50	57,154	6.50
Tier 1 capital	159,626	18.15	52,758	6.00	70,344	8.00
Total capital	170,632	19.41	70,344	8.00	87,930	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At March 31, 2020, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2020, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of March 31, 2020 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$162,841	12.75%
Risk-based Capital Ratios:
Common equity tier 1 capital	162,841	18.53
Tier 1 capital	162,841	18.53
Total capital	173,842	19.78

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
PERFORMANCE RATIOS:
Return on average assets	1.56%	2.01%	1.84%	1.94%
Return on average equity	11.39%	15.45%	13.37%	14.99%
Net interest margin	4.27%	4.51%	4.35%	4.49%
Efficiency ratio	50.04%	55.66%	49.73%	55.27%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2019.

Item 4.  Controls and Procedures

(a)
Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION
Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors

In light of recent developments relating to the Coronavirus disease (“COVID-19”) pandemic, the Company is supplementing its risk factors contained in Item 1A of its Annual Report on Form 10-K for the year ended September 30, 2019, as filed with the Securities and Exchange Commission on December 9, 2019. The following risk factor should be read in conjunction with the risk factors described in the 2019 Form 10-K.

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, most of whom are currently under government issued stay-at-home orders.  As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

In response to the stay-at-home orders, a number of our employees currently are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic. We also rely upon our third-party vendors to conduct business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand, other than through government sponsored programs such as the Paycheck Protection Program ("PPP"), deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including recent reductions in the targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
The impact of the pandemic is expected to continue to adversely affect us during fiscal 2020 and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. It is likely that increased loan delinquencies, adversely classified loans and loan charge-offs will increase in the future as a result of the pandemic. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.
The PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. In addition, since the commencement of the PPP, several larger banks have been subject to litigation regarding their processing of PPP loan applications. The Bank may be exposed to the risk of similar litigation, from both customers and non-customers that approached the Bank seeking PPP loans. PPP lenders, including the Bank, may also be subject to the risk of litigation in connection with other aspects of the PPP, including but not limited to borrowers seeking forgiveness of their loans. If any such litigation is filed against the Bank, it may result in significant financial or reputational harm to us. In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or the recent decrease in our stock price and market capitalization as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our results of operations and financial condition.

We are an entity separate and distinct from our principal subsidiary, Timberland Bank, and derive substantially all of our revenue at the holding company level in the form of dividends from that subsidiary. If the COVID-19 pandemic were to materially adversely affect Timberland Bank’s regulatory capital levels or liquidity, it may result in Timberland Bank being unable to pay dividends to us, which may result in our not being able to pay dividends on our common stock at the same rate or at all.
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in the section entitled "Risk Factors" in our 2019 Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended March 31, 2020:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
1/1/2020 - 1/31/2020	—	$—	—	201,453
2/1/2020 - 2/28/2020	10,800	24.67	10,800	190,653
3/1/2020 - 3/31/2020	45,801	21.22	45,801	144,852
Total	56,601	$21.88	56,601	144,852

(1) On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of March 31, 2020, a total of 207,829 shares had been repurchased at an average price of $15.71 per share and there were 144,852 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

2.1	Agreement and Plan of Merger, dated as of May 22, 2018, by and between Timberland Bancorp, Timberland Bank and South Sound Bank (1)
3.1	Articles of Incorporation of the Registrant (2)
3.3	Amended and Restated Bylaws of the Registrant (3)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (2)
10.1	Employee Severance Compensation Plan, as revised (4)
10.2	Employee Stock Ownership Plan (5)
10.4	2003 Stock Option Plan (6)
10.5	Form of Incentive Stock Option Agreement (7)
10.6	Form of Non-qualified Stock Option Agreement (8)
10.8	Employment Agreement with Michael R. Sand (8)
10.9	Employment Agreement with Dean J. Brydon (8)
10.10	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (9)
10.11	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2020, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

_________________

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 23, 2018.

(2)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).

(3)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 28, 2019.

(4)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 16, 2007.

(5)	Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.

(6)	Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.

(7)	Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).

(8)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.

(9)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.

(10)	Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 18, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: May 8, 2020	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)