Form 10-Q
period 2020-06-30
TIMBERLAND BANCORP INC
filed 2020-08-05
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

OR

 ☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes _☒_   No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Yes ___    No   _☒_

As of July 31, 2020, there were 8,310,793 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2020 and September 30, 2019
(Dollars in thousands, except per share amounts)

	June 30, 2020	September 30, 2019
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$24,691	$25,179
Interest-bearing deposits in banks	246,953	117,836
Total cash and cash equivalents	271,644	143,015

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	72,014	78,346
Investment securities held to maturity, at amortized cost (estimated fair value $32,606 and $32,580)	30,660	31,102
Investment securities available for sale, at fair value	41,914	22,532
Investments in equity securities, at fair value	977	958
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,922	1,437
Other investments, at cost	3,000	3,000
Loans held for sale	9,837	6,071
Loans receivable, net of allowance for loan losses of $12,894 and $9,690	1,012,759	886,662
Premises and equipment, net	23,119	22,830
Other real estate owned (“OREO”) and other repossessed assets, net	1,466	1,683
Accrued interest receivable	4,614	3,598
Bank owned life insurance (“BOLI”)	21,447	21,005
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	1,727	2,031
Servicing rights, net	3,073	2,408
Operating lease right-of-use ("ROU") assets	2,662	—
Other assets	3,676	5,323
Total assets	$1,521,642	$1,247,132

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$427,102	$296,472
Interest-bearing	891,438	771,755
Total deposits	1,318,540	1,068,227

FHLB borrowings	10,000	—
Operating lease liabilities	2,695	—
Other liabilities and accrued expenses	7,601	7,838
Total liabilities	1,338,836	1,076,065
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2020 and September 30, 2019
(Dollars in thousands, except per share amounts)

	June 30, 2020	September 30, 2019
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,310,793 shares issued and outstanding - June 30, 2020 8,329,419 shares issued and outstanding - September 30, 2019	42,352	43,030
Retained earnings	140,478	127,987
Accumulated other comprehensive income (loss)	(24)	50
Total shareholders’ equity	182,806	171,067
Total liabilities and shareholders’ equity	$1,521,642	$1,247,132
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income
Loans receivable and loans held for sale	$12,871	$12,459	$38,457	$36,457
Investment securities	345	339	1,274	915
Dividends from mutual funds, FHLB stock and other investments	23	43	95	121
Interest-bearing deposits in banks and CDs	429	1,344	2,164	3,849
Total interest and dividend income	13,668	14,185	41,990	41,342

Interest expense
Deposits	1,159	1,248	3,591	3,332
FHLB borrowings	29	—	37	—
Total interest expense	1,188	1,248	3,628	3,332

Net interest income	12,480	12,937	38,362	38,010

Provision for loan losses	1,000	—	3,200	—

Net interest income after provision for loan losses	11,480	12,937	35,162	38,010

Non-interest income
Recoveries on investment securities	6	14	113	46
Adjustment for portion of other than temporary impairment ("OTTI") transferred from other comprehensive income (loss) (before income taxes)	—	—	—	(12)
Net recoveries on investment securities	6	14	113	34
Gain on sale of investment securities held to maturity, net	—	47	—	47
Service charges on deposits	858	1,175	3,136	3,581
ATM and debit card interchange transaction fees	1,069	1,090	3,178	2,896
BOLI net earnings	148	188	442	1,502
Gain on sales of loans, net	2,141	520	3,829	1,194
Escrow fees	81	54	211	150
Servicing income on loans sold	35	110	148	375
Fee income from non-deposit investment sales	—	6	13	43
Other, net	517	334	1,403	922
Total non-interest income, net	4,855	3,538	12,473	10,744

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Non-interest expense
Salaries and employee benefits	$4,570	$4,501	$13,913	$13,974
Premises and equipment	1,077	998	2,914	2,946
Loss (gain) on sales/dispositions of premises and equipment, net	4	—	(98)	8
Advertising	150	177	493	543
OREO and other repossessed assets, net	11	145	60	247
ATM and debit card interchange transaction fees	405	364	1,203	1,174
Postage and courier	137	131	416	379
State and local taxes	255	237	705	642
Professional fees	286	267	766	687
Federal Deposit Insurance Corporation ("FDIC") insurance	143	72	116	243
Loan administration and foreclosure	191	73	358	244
Data processing and telecommunications	603	987	1,702	2,667
Deposit operations	245	391	836	1,049
Amortization of CDI	101	120	304	339
Other	483	504	1,631	1,665
Total non-interest expense, net	8,661	8,967	25,319	26,807

Income before income taxes	7,674	7,508	22,316	21,947

Provision for income taxes	1,463	1,552	4,404	4,262

Net income	$6,211	$5,956	$17,912	$17,685

Net income per common share
Basic	$0.75	$0.71	$2.15	$2.13
Diluted	$0.74	$0.70	$2.12	$2.09

Weighted average common shares outstanding
Basic	8,309,947	8,338,637	8,331,908	8,313,913
Diluted	8,378,983	8,482,360	8,437,030	8,468,212

Dividends paid per common share	$0.20	$0.25	$0.65	$0.63

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
Comprehensive income
Net income	$6,211	$5,956	$17,912	$17,685
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of ($41), $3, ($23) and $2 respectively	154	9	(87)	7
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $0, ($1), ($1) and ($1), respectively	—	(4)	—	(4)
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $0, $0, $0 and $3, respectively	—	—	—	9
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0, $2, $3 and $6, respectively	1	7	13	21
Total other comprehensive income (loss), net of income taxes	155	12	(74)	33

Total comprehensive income	$6,366	$5,968	$17,838	$17,718

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended June 30, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre- hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, March 31, 2019	8,336,419	$43,351	$119,032	$(45)	$162,338

Net income	—	—	5,956	—	5,956
Other comprehensive income	—	—	—	12	12
Repurchase of common stock	(2,831)	(70)	—	—	(70)
Exercise of stock options	7,340	57	—	—	57
Common stock dividends ($0.25 per common share)	—	—	(2,084)	—	(2,084)
Earned ESOP shares, net of income taxes	—	7	—	—	7
Stock option compensation expense	—	53	—	—	53

Balance, June 30, 2019	8,340,928	$43,398	$122,904	$(33)	$166,269

Balance, March 31, 2020	8,309,193	$42,258	$135,929	$(179)	$178,008

Net income	—	—	6,211	—	6,211
Other comprehensive income	—	—	—	155	155
Exercise of stock options	1,600	17	—	—	17
Common stock dividends ($0.20 per common share)	—	—	(1,662)	—	(1,662)
Earned ESOP shares, net of income taxes	—	31	—	—	31
Stock option compensation expense	—	46	—	—	46

Balance, June 30, 2020	8,310,793	$42,352	$140,478	$(24)	$182,806

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the nine months ended June 30, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock		Unearned Shares Issued to ESOP		Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2018	7,401,177	$14,394	$(133)	$110,525	$(129)	$124,657
Net income	—	—	—	17,685	—	17,685
Other comprehensive income	—	—	—	—	33	33
Repurchase of common stock	(2,831)	(70)	—	—	—	(70)
Common stock issued for business combination	904,826	28,267	—	—	—	28,267
Exercise of stock options	37,756	340	—	—	—	340
Common stock dividends ($0.63 per common share)	—	—	—	(5,243)	—	(5,243)
Earned ESOP shares, net of income taxes	—	308	133	—	—	441
Stock option compensation expense	—	159	—	—	—	159
Adoption of Accounting Standards Update ("ASU") 2016-01	—	—	—	(63)	63	—
Balance, June 30, 2019	8,340,928	$43,398	$—	$122,904	$(33)	$166,269

Balance, September 30, 2019	8,329,419	$43,030	$—	$127,987	$50	$171,067
Net income	—	—	—	17,912	—	17,912
Other comprehensive loss	—	—	—	—	(74)	(74)
Repurchase of common stock	(56,601)	(1,238)	—	—	—	(1,238)
Exercise of stock options	37,975	391	—	—	—	391
Common stock dividends ($0.65 per common share)	—	—	—	(5,421)	—	(5,421)
Earned ESOP shares, net of income taxes	—	31	—		—	31
Stock option compensation expense	—	138	—	—	—	138
Balance, June 30, 2019	8,310,793	$42,352	$—	$140,478	$(24)	$182,806

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net income	$17,912	$17,685
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,200	—
Depreciation	1,163	1,232
Accretion of discount on purchased loans	(423)	(457)
Amortization of CDI	304	339
Earned ESOP shares	31	441
Stock option compensation expense	138	159
Net recoveries on investment securities	(113)	(34)
Change in fair value of investments in equity securities	(19)	(34)
Gain on sale of investment securities held to maturity	—	(47)
Gain on sales of OREO and other repossessed assets, net	(33)	(31)
Provision for OREO losses	25	23
Gain on sales of loans, net	(3,829)	(1,194)
(Gain) loss on sales/disposition of premises and equipment, net	(98)	8
Loans originated for sale	(114,073)	(48,542)
Proceeds from sales of loans	114,136	48,183
Amortization of servicing rights	599	476
Valuation adjustment on servicing rights	23	—
BOLI net earnings	(442)	(474)
BOLI death benefit in excess of cash surrender value	—	(1,028)
Increase in deferred loan origination fees	3,925	201
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(977)	659
Net cash provided by operating activities	21,449	17,565

Cash flows from investing activities
Net decrease (increase) in CDs held for investment	6,332	(14,921)
Proceeds from sale of investment securities available for sale	—	2,332
Proceeds from sale of investment securities held to maturity	—	2,937
Purchase of investment securities held to maturity	(9,754)	(13,229)
Purchase of investment securities available for sale	(23,366)	—
Proceeds from maturities and prepayments of investment securities held to maturity	10,480	5,266
Proceeds from maturities and prepayments of investment securities available for sale	3,856	906
Purchase of FHLB stock	(485)	(42)
Increase in loans receivable, net	(132,799)	(26,882)
Additions to premises and equipment	(1,661)	(2,040)
Proceeds from sales of premises and equipment	307	—
Cash acquired, net of cash consideration paid in business combination	—	14,284
Escrow deposit for business combination	—	6,900
Proceeds from death benefit on BOLI	—	2,059
Proceeds from sales of OREO and other repossessed assets	225	318
Net cash used in investing activities	(146,865)	(22,112)
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2020	2019
Cash flows from financing activities
Net increase in deposits	$250,313	$31,491
FHLB borrowings	10,000	—
Proceeds from exercise of stock options	391	340
Repurchase of common stock	(1,238)	(70)
Payment of dividends	(5,421)	(5,243)
Net cash provided by financing activities	254,045	26,518

Net increase in cash and cash equivalents	128,629	21,971
Cash and cash equivalents
Beginning of period	143,015	148,864
End of period	$271,644	$170,835

Supplemental disclosure of cash flow information
Income taxes paid	$5,165	$3,845
Interest paid	3,648	3,247

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$—	$91
Other comprehensive (loss) income related to investment securities	(74)	33
Operating lease liabilities arising from recording of ROU assets	2,889	—

Business Combination (see Note 2)
Fair value of assets acquired	$—	$180,518
Fair value of liabilities assumed	—	154,829
See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Timberland Bank (the "Bank") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019 (“2019 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2020.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2020 presentation with no change to previously reported net income or total shareholders’ equity.

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

The operating results of the Company for the three and nine months ended June 30, 2020 and 2019 include the operating results produced by the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date. The Company determined that the disclosure requirements related to the amounts of revenues and earnings from the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date is impracticable. The financial activity and operating results of the net assets acquired in the South Sound Acquisition were commingled with the Company's financial activity and operating results as of the acquisition date.

During the nine months ended June 30, 2020, the Company incurred acquisition-related expenses of $69,000 related to the South Sound Acquisition, of which $67,000 is included in the data processing and telecommunications expense category and $2,000 is included in the professional fees expense category in the accompanying consolidated statement of income. During the nine months ended June 30, 2019, the Company incurred acquisition-related expenses of $447,000 related to the South Sound Acquisition, which are included in the professional fees expense category in the accompanying consolidated statement of income.

(3) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2020 and September 30, 2019 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2020
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$30,413	$1,657	$(12)	$32,058
Private label residential	247	302	(1)	548
Total	$30,660	$1,959	$(13)	$32,606

Available for sale
MBS: U.S. government agencies	$41,910	$33	$(29)	$41,914
Total	$41,910	$33	$(29)	$41,914

September 30, 2019
Held to maturity
MBS:
U.S. government agencies	$27,786	$999	$(2)	$28,783
Private label residential	317	490	(1)	806
U.S. Treasury and U.S. government agency securities	2,999	—	(8)	2,991
Total	$31,102	$1,489	$(11)	$32,580

Available for sale
MBS: U.S. government agencies	$22,418	$114	$—	$22,532
Total	$22,418	$114	$—	$22,532

Held to maturity and available for sale investment securities with unrealized losses were as follows as of June 30, 2020 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$7,014	$(11)	5	$41	$(1)	4	$7,055	$(12)
Private label residential	7	—	1	11	(1)	2	18	(1)
Total	$7,021	$(11)	6	$52	$(2)	6	$7,073	$(13)

Available for sale
MBS: U.S. government agencies	$35,709	$(29)	9	$—	$—	—	$35,709	$(29)
Total	$35,709	$(29)	9	$—	$—	—	$35,709	$(29)

Held to maturity investment securities with unrealized losses were as follows as of September 30, 2019 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$291	$(1)	2	$76	$(1)	6	$367	$(2)
Private label residential	—	—	—	23	(1)	5	23	(1)
U.S. Treasury and U.S. government agency securities	—	—	—	2,991	(8)	1	2,991	(8)
Total	$291	$(1)	2	$3,090	$(10)	12	$3,381	$(11)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their fair value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Furthermore, as of June 30, 2020, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of June 30, 2020 and 2019:

	Range		Weighted
	Minimum	Maximum	Average
June 30, 2020
Constant prepayment rate	6.00%	15.00%	9.21%
Collateral default rate	2.00%	19.96%	10.21%
Loss severity rate	—%	12.41%	2.48%

June 30, 2019
Constant prepayment rate	6.00%	15.00%	11.52%
Collateral default rate	—%	11.28%	5.28%
Loss severity rate	—%	78.00%	37.73%

The following table presents the OTTI recoveries for the three and nine months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$6	$—	$14	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—	—	—
Net recoveries recognized in earnings (2)	$6	$—	$14	$—

	Nine Months Ended June 30, 2020		Nine Months Ended June 30, 2019
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$113	$—	$46	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—	(12)	—
Net recoveries recognized in earnings (2)	$113	$—	$34	$—

_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended June 30,
	2020	2019
Beginning balance of credit loss	$1,071	$1,153
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	2	13
Subtractions:
Realized losses previously recorded as credit losses	(65)	(16)
Recovery of prior credit loss	(112)	(47)
Ending balance of credit loss	$896	$1,103

During the nine months ended June 30, 2020, the Company recorded a $65,000 net realized loss (as a result of investment securities being deemed worthless) on nine held to maturity investment securities, all of which had been recognized previously as a credit loss. During the nine months ended June 30, 2019, the Company recorded a $16,000 net realized loss (as a result of investment securities being deemed worthless) on 17 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $67.35 million and $18.59 million at June 30, 2020 and September 30, 2019, respectively.

The contractual maturities of debt securities at June 30, 2020 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$836	$834
Due after one year to five years	144	151	1,118	1,108
Due after five years to ten years	6,708	7,444	6,150	6,160
Due after ten years	23,808	25,011	33,806	33,812
Total	$30,660	$32,606	$41,910	$41,914

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price of the Company's common stock. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount and therefore goodwill was determined not to be impaired at May 31, 2020.

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

The Company performed its fiscal year 2020 goodwill impairment test during the quarter ended June 30, 2020 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2020 and the step one test concluded that the reporting unit's fair value was more than its recorded value and, therefore, step two of the analysis was not necessary. Accordingly, the recorded value of goodwill as of May 31, 2020 was not impaired.

As of June 30, 2020, management believes that there have been no events or changes in the circumstances since May 31, 2020 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or the recent decrease in the Company's stock price and market capitalization as a result of the novel coronavirus of 2019 ("COVID-19") pandemic were to be deemed sustained rather then temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition. The recorded amount of goodwill at June 30, 2020 and September 30, 2019 remained unchanged at $15.13 million.

CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of June 30, 2020, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable at June 30, 2020 are reported net of unamortized discounts totaling $963,000.

Loans receivable by portfolio segment consisted of the following at June 30, 2020 and September 30, 2019 (dollars in thousands):

	June 30, 2020		September 30, 2019
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$120,514	10.7%	$132,661	13.4%
Multi-family	79,468	7.0	76,036	7.7
Commercial	455,454	40.5	419,117	42.3
Construction - custom and owner/builder	134,709	11.9	128,848	13.0
Construction - speculative one- to four-family	12,136	1.2	16,445	1.7
Construction - commercial	33,166	2.9	39,566	4.0
Construction - multi-family	27,449	2.4	36,263	3.6
Construction - land development	6,132	0.5	2,404	0.2
Land	27,009	2.4	30,770	3.1
Total mortgage loans	896,037	79.5	882,110	89.0

Consumer loans:
Home equity and second mortgage	34,405	3.0	40,190	4.1
Other	3,552	0.3	4,312	0.4
Total consumer loans	37,957	3.3	44,502	4.5

Commercial loans
Commercial business	71,586	6.3	64,764	6.5
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	122,581	10.9	—	—
Total commercial business and SBA PPP loans	194,167	17.2%	64,764	6.5%

Total loans receivable	1,128,161	100.0%	991,376	100.0%
Less:
Undisbursed portion of construction loans in process	95,785		92,226
Deferred loan origination fees, net	6,723		2,798
Allowance for loan losses	12,894		9,690
	115,402		104,714
Loans receivable, net	$1,012,759		$886,662
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $9,837 and $6,071 at June 30, 2020 and September 30, 2019, respectively.

Allowance for Loan Losses
The following tables set forth information for the three and nine months ended June 30, 2020 and 2019 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2020
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,149	$14	$—	$—	$1,163
Multi-family	595	70	—	—	665
Commercial	5,762	957	—	—	6,719
Construction – custom and owner/builder	697	110	—	—	807
Construction – speculative one- to four-family	204	(40)	—	—	164
Construction – commercial	423	(119)	—	—	304
Construction – multi-family	394	(76)	—	—	318
Construction – land development	80	27	—	—	107
Land	678	(41)	—	5	642
Consumer loans:
Home equity and second mortgage	656	(24)	—	—	632
Other	78	(4)	(1)	—	73
Commercial business loans	1,174	126	—	—	1,300
SBA PPP loans	—	—	—	—	—
Total	$11,890	$1,000	$(1)	$5	$12,894

	Nine Months Ended June 30, 2020
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,167	$(7)	$—	$3	$1,163
Multi-family	481	184	—	—	665
Commercial	4,154	2,560	—	5	6,719
Construction – custom and owner/builder	755	47	—	5	807
Construction – speculative one- to four-family	212	(48)	—	—	164
Construction – commercial	338	(34)	—	—	304
Construction – multi-family	375	(57)	—	—	318
Construction – land development	67	40	—	—	107
Land	697	(70)	—	15	642
Consumer loans:
Home equity and second mortgage	623	9	—	—	632
Other	99	(17)	(12)	3	73
Commercial business loans	722	593	(15)	—	1,300
SBA PPP loans	—	—	—	—	—
Total	$9,690	$3,200	$(27)	$31	$12,894

	Three Months Ended June 30, 2019
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,154	$(36)	$—	$—	$1,118
Multi-family	470	(32)	—	—	438
Commercial	4,122	(70)	—	—	4,052
Construction – custom and owner/builder	666	36	—	—	702
Construction – speculative one- to four-family	249	(28)	—	—	221
Construction – commercial	384	—	—	—	384
Construction – multi-family	272	95	—	—	367
Construction – land development	244	(118)	—	—	126
Land	649	48	(46)	5	656
Consumer loans:
Home equity and second mortgage	667	(21)	(1)	—	645
Other	112	(25)	(1)	1	87
Commercial business loans	752	151	(93)	25	835
Total	$9,741	$—	$(141)	$31	$9,631

	Nine Months Ended June 30, 2019
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,086	$(35)	$—	$67	$1,118
Multi-family	433	5	—	—	438
Commercial	4,248	(346)	—	150	4,052
Construction – custom and owner/builder	671	31	—	—	702
Construction – speculative one- to four-family	178	43	—	—	221
Construction – commercial	563	(179)	—	—	384
Construction – multi-family	135	232	—	—	367
Construction – land development	49	77	—	—	126
Land	844	(155)	(46)	13	656
Consumer loans:
Home equity and second mortgage	649	1	(5)	—	645
Other	117	(29)	(4)	3	87
Commercial business loans	557	355	(102)	25	835
Total	$9,530	$—	$(157)	$258	$9,631

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at June 30, 2020 and September 30, 2019 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2020
Mortgage loans:
One- to four-family	$—	$1,163	$1,163	$1,410	$119,104	$120,514
Multi-family	—	665	665	—	79,468	79,468
Commercial	—	6,719	6,719	3,267	452,187	455,454
Construction – custom and owner/builder	—	807	807	—	73,011	73,011
Construction – speculative one- to four-family	—	164	164	—	7,412	7,412
Construction – commercial	—	304	304	—	19,793	19,793
Construction – multi-family	—	318	318	—	14,430	14,430
Construction – land development	—	107	107	—	3,161	3,161
Land	25	617	642	186	26,823	27,009
Consumer loans:
Home equity and second mortgage	—	632	632	586	33,819	34,405
Other	—	73	73	10	3,542	3,552
Commercial business loans	38	1,262	1,300	432	71,154	71,586
SBA PPP loans	—	—	—	—	122,581	122,581
Total	$63	$12,831	$12,894	$5,891	$1,026,485	$1,032,376

September 30, 2019
Mortgage loans:
One- to four-family	$—	$1,167	$1,167	$1,192	$131,469	$132,661
Multi-family	—	481	481	—	76,036	76,036
Commercial	—	4,154	4,154	3,190	415,927	419,117
Construction – custom and owner/builder	—	755	755	—	75,411	75,411
Construction – speculative one- to four-family	—	212	212	—	10,779	10,779
Construction – commercial	—	338	338	—	24,051	24,051
Construction – multi-family	—	375	375	—	19,256	19,256
Construction – land development	—	67	67	—	1,803	1,803
Land	27	670	697	204	30,566	30,770
Consumer loans:
Home equity and second mortgage	—	623	623	603	39,587	40,190
Other	17	82	99	23	4,289	4,312
Commercial business loans	128	594	722	725	64,039	64,764
Total	$172	$9,518	$9,690	$5,937	$893,213	$899,150

The following tables present an analysis of loans by aging category and portfolio segment at June 30, 2020 and September 30, 2019 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2020
Mortgage loans:
One- to four-family	$—	$—	$927	$—	$927	$119,587	$120,514
Multi-family	—	—	—	—	—	79,468	79,468
Commercial	—	537	875	—	1,412	454,042	455,454
Construction – custom and owner/builder	—	—	—	—	—	73,011	73,011
Construction – speculative one- to four- family	—	—	—	—	—	7,412	7,412
Construction – commercial	—	—	—	—	—	19,793	19,793
Construction – multi-family	—	—	—	—	—	14,430	14,430
Construction – land development	—	—	—	—	—	3,161	3,161
Land	—	—	185	—	185	26,824	27,009
Consumer loans:
Home equity and second mortgage	—	—	586	—	586	33,819	34,405
Other	—	—	10	—	10	3,542	3,552
Commercial business loans	—	—	432	—	432	71,154	71,586
SBA PPP loans	—	—	—	—	—	122,581	122,581
Total	$—	$537	$3,015	$—	$3,552	$1,028,824	$1,032,376

September 30, 2019
Mortgage loans:
One- to four-family	$—	$286	$699	$—	$985	$131,676	$132,661
Multi-family	—	—	—	—	—	76,036	76,036
Commercial	94	218	779	—	1,091	418,026	419,117
Construction – custom and owner/ builder	—	—	—	—	—	75,411	75,411
Construction – speculative one- to four- family	—	—	—	—	—	10,779	10,779
Construction – commercial	—	—	—	—	—	24,051	24,051
Construction – multi-family	—	—	—	—	—	19,256	19,256
Construction – land development	—	—	—	—	—	1,803	1,803
Land	5	193	204	—	402	30,368	30,770
Consumer loans:
Home equity and second mortgage	94	—	603	—	697	39,493	40,190
Other	—	—	23	—	23	4,289	4,312
Commercial business loans	—	2	725	—	727	64,037	64,764
Total	$193	$699	$3,033	$—	$3,925	$895,225	$899,150
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

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At June 30, 2020 and September 30, 2019, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at June 30, 2020 and September 30, 2019 (dollars in thousands):

	Loan Grades
June 30, 2020	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$117,647	$1,377	$553	$937	$120,514
Multi-family	79,468	—	—	—	79,468
Commercial	445,544	7,936	572	1,402	455,454
Construction – custom and owner/builder	72,208	803	—	—	73,011
Construction – speculative one- to four-family	7,412	—	—	—	7,412
Construction – commercial	19,793	—	—	—	19,793
Construction – multi-family	14,430	—	—	—	14,430
Construction – land development	3,035	—	—	126	3,161
Land	24,713	1,527	584	185	27,009
Consumer loans:
Home equity and second mortgage	33,867	54	—	484	34,405
Other	3,510	32	—	10	3,552
Commercial business loans	70,797	225	76	488	71,586
SBA PPP loans	122,581	—	—	—	122,581
Total	$1,015,005	$11,954	$1,785	$3,632	$1,032,376

September 30, 2019
Mortgage loans:
One- to four-family	$129,748	$296	$562	$2,055	$132,661
Multi-family	76,036	—	—	—	76,036
Commercial	405,165	11,944	683	1,325	419,117
Construction – custom and owner/builder	75,178	233	—	—	75,411
Construction – speculative one- to four-family	10,779	—	—	—	10,779
Construction – commercial	24,051	—	—	—	24,051
Construction – multi-family	19,256	—	—	—	19,256
Construction – land development	1,659	—	—	144	1,803
Land	28,390	952	1,217	211	30,770
Consumer loans:
Home equity and second mortgage	39,364	41	—	785	40,190
Other	4,257	33	—	22	4,312
Commercial business loans	63,669	232	85	778	64,764
Total	$877,552	$13,731	$2,547	$5,320	$899,150

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

The following table is a summary of information related to impaired loans by portfolio segment as of June 30, 2020 and for the three and nine months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$1,411	$1,454	$—	$1,176	$1,244	$15	$36	$7	$25
Commercial	3,267	3,267	—	3,303	3,234	41	92	32	74
Land	53	103	—	55	58	—	—	—	—
Consumer loans:
Home equity and second mortgage	586	586	—	584	588	—	—	—	—
Other	10	10	—	11	5	—	—	—	—
Commercial business loans	184	184	—	164	175	—	—	—	—
Subtotal	5,511	5,604	—	5,293	5,304	56	128	39	99

With an allowance recorded:
Mortgage loans:
One- to four-family	—	—	—	243	121	—	—	—	—
Land	132	132	25	134	137	—	—	—	—
Consumer loans:
Other	—	—	—	—	9	—	—	—	—
Commercial business loans	248	248	38	324	400	—	—	—	—
Subtotal	380	380	63	701	667	—	—	—	—

Total:
Mortgage loans:
One- to four-family	1,411	1,454	—	1,419	1,365	15	36	7	25
Commercial	3,267	3,267	—	3,303	3,234	41	92	32	74
Land	185	235	25	189	195	—	—	—	—
Consumer loans:
Home equity and second mortgage	586	586	—	584	588	—	—	—	—
Other	10	10	—	11	14	—	—	—	—
Commercial business loans	432	432	38	488	575	—	—	—	—
Total	$5,891	$5,984	$63	$5,994	$5,971	$56	$128	$39	$99
______________________________________________
(1)For the three months ended June 30, 2020.
(2)For the nine months ended June 30, 2020.

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
_____________________________________________
(1) For the year ended September 30, 2019.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.08 million and $3.27 million in TDRs included in impaired loans at June 30, 2020 and September 30, 2019, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDRs at June 30, 2020 and September 30, 2019 was $25,000 and $56,000, respectively. There were no TDRs for which there was a payment default within the first 12 months of the modification during the three months ended June 30, 2020.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. As of June 30, 2020, the Company had approved COVID-19 pandemic related loan modifications for 209 loans aggregating to $135.83 million, or 13.2% of loans receivable. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Note 11 - Recent Accounting Pronouncements.

The following table sets forth information with respect to total COVID-19 loan modifications as of June 30, 2020 (dollars in thousands):

COVID-19 Loan Modifications
Mortgage loans	Count	Balance	Percent
One- to four-family	15	$6,760	5.0%
Multi-family	3	2,900	2.1
Commercial	114	105,680	77.8
Construction	2	2,924	2.2
Land	7	2,996	2.2
Total mortgage loans	141	121,260	89.3

Consumer loans
Home equity and second mortgage	6	307	0.2
Other	4	75	0.1
Total consumer loans	10	382	0.3

Commercial loans	58	14,191	10.4
Total COVID-19 Modifications	209	$135,833	100.0%

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of June 30, 2020 and September 30, 2019 (dollars in thousands):

	June 30, 2020
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$484	$—	$484
Commercial	2,392	—	2,392
Land	—	132	132
Consumer loans:
Home equity and second mortgage	—	75	75
Total	$2,876	$207	$3,083

	September 30, 2019
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$493	$141	$634
Commercial	2,410	—	2,410
Consumer loans:
Home equity and second mortgage	—	82	82
Commercial business loans	—	143	143
Total	$2,903	$366	$3,269

There were no new TDRs during the nine months ended June 30, 2020.

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

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three and nine months ended June 30, 2020 (dollars in thousands):

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Lease cost:
Operating lease cost	$118	$284
Short-term lease cost	—	—
Total lease cost	$118	284

The following table provides supplemental information to operating leases at or for the three and nine months ended June 30, 2020 (dollars in thousands):

	At or For the Three Months Ended June 30, 2020		At or For the Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80		$239
Weighted average remaining lease term-operating leases	9.5	years	9.5	years
Weighted average discount rate-operating leases	2.22%		2.22%

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

Maturities of operating lease liabilities at June 30, 2020 for future fiscal years are as follows (dollars in thousands):

Remainder of 2020	$80
2021	327
2022	342
2023	310
2024	313
Thereafter	1,639
Total lease payments	3,011
Less imputed interest	316
Total	$2,695

(7) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options to purchase common stock.  Shares owned by the Bank’s ESOP that had not been allocated were not considered to be outstanding for the purpose of computing basic and diluted net income per common share. At June 30, 2020 and June 30, 2019, all shares had been allocated under the Bank's ESOP.

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2020 and 2019 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

Numerator – net income	$6,211	$5,956	$17,912	$17,685

Denominator – weighted average common shares outstanding	8,309,947	8,338,637	8,331,908	8,313,913

Basic net income per common share	$0.75	$0.71	$2.15	$2.13

Diluted net income per common share computation
Numerator – net income	$6,211	$5,956	$17,912	$17,685

Denominator – weighted average common shares outstanding	8,309,947	8,338,637	8,331,908	8,313,913
Effect of dilutive stock options (1)	69,036	143,723	105,122	154,299
Weighted average common shares outstanding - assuming dilution	8,378,983	8,482,360	8,437,030	8,468,212

Diluted net income per common share	$0.74	$0.70	$2.12	$2.09
____________________________________________
(1) For the three and nine months ended June 30, 2020, average options to purchase 135,212 and 126,052 shares of common stock were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2019, average options to purchase 102,050 and 102,353 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share because their effect would have been anti-dilutive.

(8) ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss ("AOCI") by component during the three and nine months ended June 30, 2020 and 2019 are as follows (dollars in thousands):

	Three Months Ended June 30, 2020
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(151)	$(28)	$(179)
Other comprehensive (loss) income	154	1	155
Balance of AOCI at the end of period	$3	$(27)	$(24)

	Nine Months Ended June 30, 2020
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$90	$(40)	$50
Other comprehensive (loss) income	(87)	13	(74)
Balance of AOCI at the end of period	$3	$(27)	$(24)

	Three Months Ended June 30, 2019
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$3	$(48)	$(45)
Other comprehensive (loss) income	9	3	12
Balance of AOCI at the end of period	$12	$(45)	$(33)

	Nine Months Ended June 30, 2019
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(58)	$(71)	$(129)
Other comprehensive (loss) income	7	26	33
Adoption of ASU 2016-01	63	$—	63
Balance of AOCI at the end of period	$12	$(45)	$(33)

__________________________
(1) All amounts are net of income taxes.

(9) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, which was approved by shareholders on January 28, 2020, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock to employees, officers, directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At June 30, 2020, there were 38,126 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At June 30, 2020, there were 350,000 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

At both June 30, 2020 and 2019, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the nine months ended June 30 , 2020 and 2019.

Stock option activity for the nine months ended June 30, 2020 and 2019 is summarized as follows:

	Nine Months Ended June 30, 2020		Nine Months Ended June 30, 2019
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	378,304	$18.15	380,820	$16.03
Exercised	(37,975)	10.31	(37,756)	9.00
Granted	1,000	26.50	—	—
Forfeited	(9,050)	25.10	(3,900)	18.63
Options outstanding, end of period	332,279	$18.88	339,164	$16.79

The weighted average assumptions for options granted during the nine months ended June 30, 2020 were as follows:

Expected volatility	29%
Expected life (in years)	5
Expected dividend yield	3.36%
Risk free interest rate	1.61%
Grant date fair value per share	$4.98

The aggregate intrinsic value of options exercised during the nine months ended June 30, 2020 and 2019 was $640,000 and $751,000, respectively.

At June 30, 2020, there were 141,570 unvested options with an aggregate grant date fair value of $559,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2020 was $118,000.  There were 13,100 options vested during the nine months ended June 30, 2020.

At June 30, 2019, there were 155,750 unvested options with an aggregate grant date fair value of $485,000. There were 37,300 options with an aggregate grant date fair value of $88,000 that vested during the nine months ended June 30, 2019.

Additional information regarding options outstanding at June 30, 2020 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices ($)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01 - 4.55	1,000	$4.01	1.4	1,000	$4.01	1.4
5.86 - 6.00	19,100	5.97	2.3	19,100	5.97	2.3
9.00	37,425	9.00	3.3	37,425	9.00	3.3
10.26 - 10.71	89,464	10.59	4.8	80,414	10.58	4.8
15.67	42,800	15.67	6.3	23,000	15.67	6.3
26.50 - 27.14	46,640	27.13	9.3	—	N/A	N/A
29.69	53,000	29.69	7.3	21,200	29.69	7.3
31.80	42,850	31.80	8.3	8,570	31.80	8.3
	332,279	$18.88	6.1	190,709	$13.46	4.8

The aggregate intrinsic value of options outstanding at June 30, 2020 and 2019 was $1.38 million and $4.53 million, respectively.

As of June 30, 2020, unrecognized compensation cost related to unvested stock options was $466,000, which is expected to be recognized over a weighted average life of 2.15 years.

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

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2020 and September 30, 2019. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2020 and September 30, 2019 were as follows (dollars in thousands):

June 30, 2020	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$41,914	$—	$41,914
Investments in equity securities
Mutual funds	977	—	—	977
Total	$977	$41,914	$—	$42,891

September 30, 2019	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$22,532	$—	$22,532
Investments in equity securities
Mutual funds	958	—	—	958
Total	$958	$22,532	$—	$23,490

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2020 and the year ended September 30, 2019.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2020 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
Land	$—	$—	$107
Consumer loans:
Commercial business loans	—	—	210
Total impaired loans	—	—	317
OREO and other repossessed assets	—	—	1,466
Total	$—	$—	$1,783

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2020 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$317	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$1,466	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

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

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a represented fair value for these types of items as of June 30, 2020 and September 30, 2019. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with ASU No. 2016-01, which the Company adopted on October 1, 2018 on a prospective basis, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of June 30, 2020 and September 30, 2019 (dollars in thousands):

	June 30, 2020
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$271,644	$271,644	$271,644	$—	$—
CDs held for investment	72,014	72,014	72,014	—	—
Investment securities	72,574	74,520	—	74,520	—
Investments in equity securities	977	977	977	—	—
FHLB stock	1,922	1,922	1,922	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	9,837	10,246	10,246	—	—
Loans receivable, net	1,012,759	1,034,204	—	—	1,034,204
Accrued interest receivable	4,614	4,614	4,614	—	—

Financial liabilities
Certificates of deposit	163,926	166,585	—	—	166,585
FHLB borrowings	10,000	10,125	—	—	10,125
Accrued interest payable	313	313	313	—	—

	September 30, 2019
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$143,015	$143,015	$143,015	$—	$—
CDs held for investment	78,346	78,346	78,346	—	—
Investment securities	53,634	55,112	3,949	51,163	—
Investments in equity securities	958	958	958	—	—
FHLB stock	1,437	1,437	1,437	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	6,071	6,260	6,260	—	—
Loans receivable, net	886,662	892,495	—	—	892,495
Accrued interest receivable	3,598	3,598	3,598	—	—

Financial liabilities
Certificates of deposit	165,655	166,852	—	—	166,852
Accrued interest payable	333	333	333	—	—

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

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in the which the borrower is less than 30 days past due on its contractual payments at the time a modification program is implemented. The agencies confirmed in working with the staff of a the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings.

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

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue when it satisfies its performance obligation. Descriptions of the Company's revenue-generating activities that are within the scope of ASC 606 are as follows:

•Service Charges on Deposits: The Company earns fees from its deposit customers from a variety of deposit products and services. Non-transaction based fees such as account maintenance fees and monthly statement fees are considered to be provided to the customer under a day-to-day contract with ongoing renewals. Revenue for these non-transaction fees are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Transaction-based fees such as non-sufficient fund charges, stop payment charges and wire fees are recognized at the time the transaction is executed as the contract duration does not extend beyond the service performed.
•ATM and Debit Card Interchange Transaction Fees: The Company earns fees from cardholder transactions conducted through third party payment network providers which consist of interchange fees earned from the payment networks as a debit card issuer. These fees are recognized when the transaction occurs, but may settle on a daily or monthly basis.
•Escrow Fees: The Company earns fees from real estate escrow contracts with customers. The Company receives and disburses money and/or property per the customer's contract. Fees are recognized when the escrow contract closes.
•Fee Income from Non-deposit Investment Sales: The Company earns fees from contracts with customers for investment activities. Revenues are generally recognized on a monthly basis and are generally based on a percentage of the customer's assets under management or based on investment solutions that are implemented for the customer.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2020.  This analysis as well as other sections of this report contains certain “forward-looking statements.”

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the COVID-19 pandemic, including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2019 Form 10-K.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At June 30, 2020, the Company had total assets of $1.52 billion, net loans receivable of $1.01 billion, total deposits of $1.32 billion and total shareholders’ equity of $182.81 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set for this report, including consolidated financial statements and related data, relates primarily to the Bank's operations.

On October 1, 2018, the Company completed the South Sound Acquisition. The operating results for the three and nine months ended June 30, 2020 and 2019 include the operating results produced by the net assets acquired in the South Sound Acquisition. For additional information on the South Sound Acquisition, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

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

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company recorded provisions of $1.00 million and $3.20 million for the three and nine months ended June 30, 2020, respectively, compared to none in the comparable periods a year ago due primarily to forecasted probable credit losses reflecting the potential future impact of the COVID-19 pandemic on the economy.

On March 24, 2020, Washington State Governor Jay Inslee signed a statewide order requiring residents to stay-at-home unless involved in an essential activity. All business, except those that are considered essential, were also ordered to close. As a result of the mandated shutdown and as an essential business, the Company took various steps to ensure the safety of customers and personnel including branch lobby closures. To ensure the safety of the Company's customers and employees, services are offered primarily through drive up facilities and/or by appointment. Many of the Company's employees are working remotely or have flexible work schedules, and protective measures within the Company's offices have been established to help ensure the safety of those employees who must work on-site.

The Company has worked with loan customers on loan deferral and forbearance plans. As of June 30, 2020, the Company had granted payment deferral plans on 209 loans totaling $135.83 million. These modifications were not classified as TDRs at June 30, 2020 in accordance with the guidance of the CARES Act and related regulatory guidance. The Company is continuing to work on forbearance plans with customers impacted by the COVID-19 Pandemic.

Net income is also affected by non-interest income and non-interest expenses.  For the three and nine month period ended June 30, 2020, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expenses in certain periods are reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at June 30, 2020 and September 30, 2019

The Company’s total assets increased by $274.51 million, or 22.0%, to $1.522 billion at June 30, 2020 from $1.247 billion at September 30, 2019.  The increase in total assets was primarily due to increases in cash and cash equivalents, net loans receivable, and investment securities. The increase in total assets was funded primarily by increases in total deposits and FHLB borrowings.

Net loans receivable increased by $126.10 million, or 14.2%, to $1.01 billion at June 30, 2020 from $886.66 million at September 30, 2019, primarily due to increases in commercial business loans (including $122.58 million of SBA PPP loans) and commercial real estate loans. These increases were partially offset by decreases in one- to four-family loans and construction loans.

Total deposits increased by $250.31 million, or 23.4%, to $1.319 billion at June 30, 2020 from $1.068 billion at September 30, 2019, primarily due to increases in non-interest bearing demand account balances, NOW checking account balances, savings account balances, and money market account balances.

Shareholders’ equity increased by $11.74 million, or 6.9%, to $182.81 million at June 30, 2020 from $171.07 million at September 30, 2019.  The increase in shareholders' equity was primarily due to net income, which was partially offset by the payment of dividends to common shareholders and the repurchase of common stock.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $122.30 million, or 55.2%, to $343.66 million at June 30, 2020 from $221.36 million at September 30, 2019.

Investment Securities:  Investment securities (including investments in equity securities) increased by $18.96 million, or 34.7%, to $73.55 million at June 30, 2020 from $54.59 million at September 30, 2019. This increase was primarily due to the purchase of additional agency mortgage-backed investment securities during the nine months ended June 30, 2020, as the Company put a portion of its excess overnight liquidity into higher-earning investment securities during the period. For additional information on investment securities, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased by $485,000, or 33.8%, to $1.92 million at June 30, 2020 from $1.44 million at September 30, 2019, due to purchases required by the FHLB as a result of the increase in total assets and FHLB borrowings.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both June 30, 2020 and September 30, 2019. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $126.10 million, or 14.2%, to $1.01 billion at June 30, 2020 from $886.66 million at September 30, 2019.  The increase was primarily due to a $129.40 million increase in commercial business loans (including $122.58 million of SBA PPP loans), a $36.34 million increase in commercial real estate loans, and a $3.43 million increase in multi-family mortgage loans These increases to net loans receivable were partially offset by a $12.15 million decrease in one- to four-family mortgage loans, a $9.93 million decrease in construction loans, a $6.55 million decrease in consumer loans, a $3.73 million decrease in land loans,a $3.93 million increase in deferred loan origination fees, a $3.56 million increase in the undisbursed portion of construction loans in process, and a $3.20 million increase in the allowance for loan losses. The increase in commercial business loans was primarily due to the funding of $122.58 million in SBA PPP loans.

Loan originations increased by $228.88 million, or 90.1%, to $483.04 million for the nine months ended June 30, 2020 from $254.16 million for the nine months ended June 30, 2019.  The increase in loan originations was primarily due to the funding of SBA PPP loans, increased loan demand for one- to four-family mortgage loan refinances, and the funding of several larger commercial business and commercial real estate loans. The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also (on a much smaller volume) sells the guaranteed portion of SBA loans.  Sales of fixed rate one- to four-family mortgage loans and SBA loans increased by $65.96 million, or 136.9%, to $114.14 million for the nine months ended June 30, 2020 from $48.18 million for the nine months ended June 30, 2019, primarily due to increased refinance activity for one- to four-family loan due to the decrease in mortgage interest rates.

For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

The CARES Act authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program ("PPP"). The goal of the PPP is to avoid as many layoffs as possible, and to encourage small businesses to maintain payrolls. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity for loans approved by the SBA prior to June 5, 2020 and a five-year maturity for loans approved thereafter; and (c) principal and interest payments deferred for six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. The deadline for PPP loan applications to the SBA has been extended to August 8, 2020. The Company is continuing to accept new PPP applications on this extended timeline and is assisting small businesses with other borrowing options as they become available. As of June 30, 2020, the Company has funded $122.58 million in PPP loans to new and existing customers who are small to midsize businesses as well as non-profit organizations, independent contractors, and partnerships as allowed under PPP guidance issued in April 2020. In addition to the 1% interest earned on these loans, the SBA pays banks fees for processing PPP loans in the following amounts: (i) five (5) percent for loans of not more than $350,000; (ii) three (3) percent for loans of more than $350,000 and less than $2,000,000; and one (1) percent for loans of at least $2,000,000. Banks may not collect any fees from the loan applicants.

Premises and Equipment:  Premises and equipment increased by $289,000, or 1.3%, to $23.12 million at June 30, 2020 from $22.83 million at September 30, 2019.  These increases were primarily due to capitalized remodeling costs associated with the Company's new data center facility. The increase was partially offset by normal depreciation and the sale of land acquired in the South Sound Acquisition that had been held for future expansion.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $217,000, or 12.9%, to $1.47 million at June 30, 2020 from $1.68 million at September 30, 2019. The decrease was primarily due to the sale of a commercial real estate property and three land parcels during the nine months ended June 30, 2020.  At June 30, 2020, total OREO and other repossessed assets consisted of eight land parcels totaling $1.47 million.

BOLI (Bank Owned Life Insurance): BOLI increased by $442,000 or 2.1%. to $21.45 million at June 30, 2020 from $21.01 million at September 30, 2019. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both June 30, 2020 and September 30, 2019. CDI decreased by $304,000, or 15.0%, to $1.73 million at June 30, 2020 from $2.03 million at September 30, 2019 due to scheduled amortization. For additional information on goodwill and CDI, see Notes 2 and 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Operating Lease Right-of-Use Assets: Operating lease right-of-use assets increased to $2.66 million at June 30, 2020 as the Company adopted ASC 842 on October 1, 2019 and began recording operating lease right-of-use assets and operating lease liabilities on the balance sheet. The operating lease right-of-use assets at June 30, 2020 represented the present value of three operating leases on branch facilities. The Company adopted the provisions of ASC 842 utilizing the optional transition method and therefore prior periods have not been restated.

Deposits: Deposits increased by $250.31 million, or 23.4%, to $1.319 billion at June 30, 2020 from $1.068 billion at September 30, 2019. The increase in total deposits was primarily due to a $130.63 million increase in non-interest bearing demand account balances, a $55.94 million increase in NOW checking account balances, a $48.14 million increase in savings account balances, and a $17.33 million increase in money market account balances. These increases were partially offset by a $1.73 million decrease in certificates of deposit account balances. The increase in deposits was primarily driven by proceeds from SBA PPP loans and government stimulus checks deposited directly into customer accounts, organic growth in customer relationships and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19.

Deposits consisted of the following at June 30, 2020 and September 30, 2019 (dollars in thousands):

	June 30, 2020		September 30, 2019
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$427,102	32.4%	$296,472	27.8%
NOW checking	352,999	26.8	297,055	27.8
Savings	212,645	16.1	164,506	15.4
Money market	150,611	11.4	136,151	12.7
Money market - reciprocal	11,257	0.9	8,388	0.8
Certificates of deposit under $250	131,980	10.0	133,241	12.5
Certificates of deposit $250 and over	31,946	2.4	29,211	2.7
Certificates of deposit - brokered	—	—	3,203	0.3
Total	$1,318,540	100.0%	$1,068,227	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings increased to $10.00 million at June 30, 2020, as the Company borrowed funds consistent with its asset-liability objectives in March 2020 as long-term borrowing rates dropped to historic lows in response to the COVID-19 pandemic. At June 30, 2020, FHLB borrowings consisted of two $5.00 million borrowings, with scheduled maturities in March 2025 and March 2027, which bear interest at 1.19% and 1.11%, respectively. The Company did not have any FHLB borrowings at September 30, 2019.

Operating Lease Liabilities: Operating lease liabilities increased to $2.70 million at June 30, 2020 as the Company adopted ASC 842 on October 1, 2019 and began recording operating lease liabilities and operating lease right-of-use assets on the balance sheet. The operating lease liability at June 30, 2020 represented the present value of three operating leases on branch facilities. The Company adopted the provisions of ASC 842 utilizing the optional transition method and therefore prior periods have not been restated.

Shareholders’ Equity:  Total shareholders’ equity increased by $11.74 million, or 6.9%, to $182.81 million at June 30, 2020 from $171.07 million at September 30, 2019.  The increase was primarily due to net income of $17.91 million for the nine months ended June 30, 2020 which was partially offset by dividend payments to common shareholders of $5.42 million and the repurchase of 56,601 shares of the Company's common stock at an average price of $21.88 per share or $1.24 million in total during the nine months ended June 30, 2020. The Company had 144,852 shares available to be repurchased under the Company's existing stock repurchase plan at June 30, 2020, but temporarily suspended further repurchase activity on March 16, 2020 in response to the economic uncertainty caused by COVID-19. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio was 0.31% at June 30, 2020 compared to 0.40% at September 30, 2019. Total non-performing assets decreased by $301,000, or 6.0%, to $4.71 million at June 30, 2020 from $5.01 million at September 30, 2019. The decrease in non-performing assets was due to a $217,000 decrease in OREO and other repossessed assets, a $66,000 decrease in non-accrual securities and an $18,000 decrease in non-accrual loans.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2020 and September 30, 2019 (dollars in thousands):

	June 30, 2020	September 30, 2019
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$927	$699
Commercial	875	779
Land	185	204
Consumer loans:
Home equity and second mortgage	586	626
Other	10	—
Commercial business loans	432	725
Total loans accounted for on a non-accrual basis	3,015	3,033

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	3,015	3,033

Non-accrual investment securities	228	294

OREO and other repossessed assets, net (2)	1,466	1,683
Total non-performing assets (3)	$4,709	$5,010

TDRs on accrual status (4)	$2,876	$2,903

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.29%	0.34%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.20%	0.24%

Non-performing assets as a percentage of total assets	0.31%	0.40%

Loans receivable (5)	$1,025,653	$896,352

Total assets	$1,521,642	$1,247,132

___________________________________
(1) As of June 30, 2020 and September 30, 2019, the balance of non-accrual one- to-four family properties in the process of foreclosure was $12 and $150, respectively.
(2) As of June 30, 2020 and September 30, 2019, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $207 and $366 reported as non-accrual loans at June 30, 2020 and September 30, 2019, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

The Company has received, and continues to receive, inquiries and requests from borrowers for some type of payment relief due to the COVID 19-pandemic. In response, the Company has made available 90-day payment deferrals with interest continuing to accrue (or scheduled to be paid monthly) to borrowers affected by the COVID-19 pandemic. As of June 30, 2020, the Company had approved COVID-19 pandemic related loan modifications for 209 loans aggregating to $135.83 million, or 13.2% of loans receivable. For additional information on these loan modifications, see Note 5 of the Notes to Unconsolidated Financial Statements contained in "Item 1, Financial Statements."

All loans modified due to COVID-19 will be separately monitored and any request for continuation of relief beyond the initial modification will be reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2020 and 2019

Net income increased by $255,000, or 4.3%, to $6.21 million for the quarter ended June 30, 2020 from $5.96 million for the quarter ended June 30, 2019. Net income per diluted common share increased by $0.04, or 5.7%, to $0.74 for the quarter ended June 30, 2020 from $0.70 for the quarter ended June 30, 2019. The increases in net income and net income per diluted common share for the three months ended June 30, 2020 were primarily due to a $1.32 million increase in non-interest income and a $306,000 decrease in non-interest expense. This increase was partially offset by a $1.00 million increase in the provision for loan losses and a $457,000 decrease in net interest income.

Net income increased by $227,000, or 1.3%, to $17.91 million for the nine months ended June 30, 2020 from $17.69 million for the nine months ended June 30, 2019. Net income per diluted common share increased $0.03, or 1.4%, to $2.12 for the nine months ended June 30, 2020 from $2.09 for the nine months ended June 30, 2019. The increases in net income and net income per diluted common share for the nine months ended June 30, 2020 were primarily due to a $1.73 million increase in non-interest income, a $1.49 million decrease in non-interest expense, and a $352,000 increase in net interest income. These increases were partially offset by a $3.20 million increase in the provision for loan losses.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income decreased by $457,000, or 3.5%, to $12.48 million for the quarter ended June 30, 2020 from $12.94 million for the quarter ended June 30, 2019. The decrease in net interest income was primarily due to a decrease in the average yield on interest-earnings assets, which was partially offset by an increase in the average balance of interest-earning assets.

Total interest and dividend income decreased by $517,000, or 3.6%, to $13.67 million for the quarter ended June 30, 2020 from $14.19 million for the quarter ended June 30, 2019, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.97% for the quarter ended June 30, 2020 from 4.92% for the quarter ended June 30, 2019 as market interest rates decreased. Beginning in August 2019, the Federal Reserve reduced the targeted federal funds by 25 basis points three times in 2019 and during the quarter ended March 31, 2020 by 150 basis points in response to the COVID-19 pandemic, to a range of 0.00% to 0.25% at June 30, 2020. Partially offsetting the decrease in the average yield on interest earning assets was a increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $222.00 million, or 19.3%, to $1.38 billion for the quarter ended June 30, 2020 from $1.15 billion for the quarter ended June 30, 2019. Average loans receivable increased by $129.51 million, or 14.6%, average investment securities increased by $32.89 million, or 77.8%, and average interest-bearing deposits in banks and CDs increased by $59.09 million, or 27.0%, between the periods. During the quarters ended June 30, 2020 and 2019, interest income on loans receivable increased by $170,000 and $69,000, respectively, due to the accretion of the fair value discount on loans acquired in the South Sound Acquisition. During the quarter ended June 30, 2020, there was a total of $177,000 of pre-payment penalties, non-accrual interest and late fees collected, compared to $186,000 collected for the quarter ended June 30, 2019. Also impacting the average yield and average interest-earning asset balances during the current quarter were SBA PPP loans originated. PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan. For the quarter ended June 30, 2020, average PPP loans were $95.70 million and the Company recorded $240,000 in interest income and accreted $443,000 in PPP loan origination fees income.

Total interest expense decreased by $60,000, or 4.8%, to $1.19 million for the quarter ended June 30, 2020 from $1.25 million for the quarter ended June 30, 2019. The decrease in interest expense was primarily due to a decreases in the average cost of interest-bearing liabilities, which was partially offset by an increase in the average balance of interest-bearing liabilites. The average cost of interest-bearing liabilities decreased to 0.55% for the quarter ended June 30, 2020 from 0.64% for the quarter ended June 30, 2019. Average interest-bearing liabilities increased by $86.53 million, or 11.1%, to $866.46 million for the quarter ended June 30, 2020 from $779.93 million for the quarter ended June 30, 2019, due to increases in the average balances of savings accounts, NOW checking accounts, certificates of deposit accounts, money market accounts, and borrowings.

As a result of these changes, the net interest margin ("NIM") decreased to 3.63% for the quarter ended June 30, 2020 from 4.49% for the quarter ended June 30, 2019. The NIM for the current quarter was increased by approximately 10 basis points due to the accretion of $170,000 of the fair value discount on loans acquired in the South Sound Acquisition and the collection of $177,000 in pre-payment penalties, non-accrual interest, and late fees. The NIM for the comparable quarter one year ago was increased by approximately nine basis points due to the accretion of $69,000 of the fair value discount on loans acquired in the South Sound Acquisition and the collection of $186,000 of non-accrual interest and pre-payment penalties. The incremental accretion and the impact on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these purchased loans was $963,000 at June 30, 2020.

Net interest income increased by $352,000, or 0.9%, to $38.36 million for the nine months ended June 30, 2020 from $38.01 million for the nine months ended June 30, 2019. The increase in net interest income was primarily due to an increase in the average balance of interest-earning assets, which was partially offset by a decrease in the average yield on interest-earning assets.

Total interest and dividend income increased by $648,000, or 1.6%, to $41.99 million for the nine months ended June 30, 2020 from $41.34 million for the nine months ended June 30, 2019, primarily due to an increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $122.53 million, or 10.8%, to $1.25 billion for the nine months ended June 30, 2020 from $1.13 billion for the nine months ended June 30, 2019. Average loans receivable increased by $74.88 million, or 8.6%, average investment securities increased by $34.01 million, or 92.8%, and average interest bearing deposits in banks and CDs increased by $13.34 million, or 6.3%, between the periods. The average yield on interest-earning assets decreased to 4.47% for the nine months ended June 30, 2020 from 4.88% for the nine months ended June 30, 2019.

Total interest expense increased by $296,000, or 8.9% to $3.63 million for the nine months ended June 30, 2020 from $3.33 million for the nine months ended June 30, 2019. The increase in interest expense was primarily due to increases in the average cost and the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 0.60% for the nine months ended June 30, 2020 from 0.58% for the nine months ended June 30, 2019. Average interest-bearing liabilities increased by $45.50 million, or 5.9%, to $811.84 million for the nine months ended June 30, 2020 from $766.29 million for the nine months ended June 30, 2019, primarily due to increases in the average balances of savings accounts, NOW checking accounts, certificates of deposit accounts, and borrowings, which were partially offset by a decrease in the average balance of money market accounts. The NIM for the nine months ended June 30, 2020 decreased to 4.08% from 4.49% for the nine months ended June 30, 2019.

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

	Three Months Ended June 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,015,966	$12,871	5.07%	$886,460	$12,459	5.62%
Investment securities (2)	75,192	345	1.84	42,300	339	3.22
Dividends from mutual funds, FHLB stock and other investments	5,894	23	1.56	5,377	43	3.20
Interest-bearing deposits in banks and CDs	278,158	429	0.62	219,070	1,344	2.45
Total interest-earning assets	1,375,210	13,668	3.97	1,153,207	14,185	4.92
Non-interest-earning assets	87,905			82,113
Total assets	$1,463,115			$1,235,320

Interest-bearing liabilities:
Savings	$199,054	55	0.11	$163,122	28	0.07
Money market	156,537	184	0.47	154,238	314	0.82
NOW checking	332,502	218	0.26	300,330	228	0.30
Certificates of deposit	168,368	702	1.68	162,237	678	1.68
Long-term borrowings	10,000	29	1.17	—	—	—
Total interest-bearing liabilities	866,461	1,188	0.55	779,927	1,248	0.64
Non-interest-bearing deposits	406,396			288,308
Other liabilities	10,684			3,405
Total liabilities	1,283,541			1,071,640
Shareholders' equity	179,574			163,680
Total liabilities and
shareholders' equity	$1,463,115			$1,235,320

Net interest income		$12,480			$12,937
Interest rate spread			3.42%			4.28%
Net interest margin (3)			3.63%			4.49%
Ratio of average interest-earning assets to average interest- bearing liabilities			158.72%			147.86%
_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans acquired in the South Sound Acquisition are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

	Nine Months Ended June 30,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$949,822	$38,457	5.40%	$874,943	$36,457	5.56%
Investment securities (2)	70,682	1,274	2.40	36,670	915	3.33
Dividends from mutual funds, FHLB stock and other investments	5,600	95	2.27	5,302	121	3.04
Interest-bearing deposits in banks and CDs	226,129	2,164	1.28	212,785	3,849	2.41
Total interest-earning assets	1,252,233	41,990	4.47	1,129,700	41,342	4.88
Non-interest-earning assets	85,405			86,616
Total assets	$1,337,638			$1,216,316

Interest-bearing liabilities:
Savings	$184,076	141	0.10	$162,136	80	0.07
Money market	144,663	580	0.54	156,538	858	0.73
NOW checking	310,717	672	0.29	289,926	619	0.29
Certificates of deposit	168,148	2,198	1.75	157,688	1,775	1.50
Long-term borrowings	4,234	37	1.17	—	—	—
Total interest-bearing liabilities	811,838	3,628	0.60	766,288	3,332	0.58
Non-interest-bearing deposits	339,460			288,624
Other liabilities	9,823			2,681
Total liabilities	1,161,121			1,057,593
Shareholders' equity	176,517			158,723
Total liabilities and
shareholders' equity	$1,337,638			$1,216,316

Net interest income		$38,362			$38,010

Interest rate spread			3.87%			4.30%
Net interest margin (3)			4.08%			4.49%
Ratio of average interest-earning assets to average interest-bearing liabilities			154.25%			147.42%

_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans acquired in the South Sound Acquisition are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

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

	Three months ended June 30, 2020 compared to three months ended June 30, 2019 increase (decrease) due to			Nine months ended June 30, 2020 compared to nine months ended June 30, 2019 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$(1,301)	$1,713	$412	$(20)	$2,020	$2,000
Investment securities	(189)	195	6	(48)	407	359
Dividends from mutual funds, FHLB stock and other investments	(23)	3	(20)	(24)	(2)	(26)
Interest-bearing deposits in banks and CDs	(1,207)	292	(915)	(1,629)	(56)	(1,685)
Total net increase in income on interest-earning assets	(2,720)	2,203	(517)	(1,721)	2,369	648

Interest-bearing liabilities:
Savings	19	7	26	49	12	61
Money market	(134)	5	(129)	(217)	(61)	(278)
NOW checking	(33)	23	(10)	6	47	53
Certificates of deposit	(2)	26	24	297	126	423
Long-term borrowings	15	14	29	18	19	37
Total net increase (decrease) in expense on interest-bearing liabilities	(135)	75	(60)	153	143	296

Net increase (decrease) in net interest income	$(2,585)	$2,128	$(457)	$(1,874)	$2,226	$352

Provision for Loan Losses: A $1.00 million provision for loan losses was made for the quarter ended June 30, 2020, primarily due to the deteriorating economic conditions and probable losses driven by the impact of the COVID-19 pandemic on the U.S. and global economies. There was no provision for loans losses made for the quarter ended June 30, 2019. For the quarter ended June 30, 2020, there were net recoveries of $4,000 compared to net charge-offs of $110,000 for the quarter ended June 30, 2019. Non-accrual loans decreased by $18,000, or 0.6%, to $3.02 million at June 30, 2020, from $3.03 million at September 30, 2019 and decreased by $335,000, or 10.0%,, from $3.35 million at June 30, 2019. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by $373,000, or 9.5%, to $3.55 million at June 30, 2020, from $3.93 million at September 30, 2019 and increased by $31,000, or 0.9%, from $3.52 million one year ago.

The $122.58 million balance of SBA PPP loans was omitted from the allowance for loan losses at June 30, 2020 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven. As discussed above, as of June 30, 2020, the Company had granted payment deferral plans on 209 loans totaling $135.83 million. These modifications were not classified as TDRs at June 30, 2020 in accordance with the guidance of the CARES Act and related regulatory guidance.

For the nine months ended June 30, 2020 there was a $3.20 million provision for loan losses, primarily due to the COVID-19 pandemic related economic uncertainties discussed above and, to a much lesser extent, loan portfolio growth. There was no provision for loan losses for the nine months ended June 30, 2019. There were net recoveries of $4,000 for the nine months ended June 30, 2020 compared to net recoveries of $101,000 for the nine months ended June 30, 2019.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historical loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at June 30, 2020 was $63,000 compared to $172,000 at September 30, 2019 and $259,000 at June 30, 2019.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $963,000 at June 30, 2020. The Company believes this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on its comprehensive analysis, management believes the allowance for loan losses of $12.89 million at June 30, 2020 (1.26% of loans receivable and 427.7% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $9.69 million (1.08% of loans receivable and 319.5% of non-performing loans) at September 30, 2019 and $9.63 mil1ion (1.09% of loans receivable and 287.5% of non-performing loans) at June 30, 2019. While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that a substantial increase will not be necessary should the quality of any loans deteriorate. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $1.32 million, or 37.2%, to $4.86 million for the quarter ended June 30, 2020 from $3.54 million for the quarter ended June 30, 2019. The increase was primarily due to a $1.62 million increase in gain on sale of loans, a $200,000 recovery of a previously charged off receivable acquired in the South Sound Acquisition (which is recorded in the "Other, net" non-interest income category), and smaller increases in several other categories. These increases were partially offset by a $317,000 decrease in service charges on deposits and smaller decreases in several other categories. The increase in gain on sale of loans was primarily due to an increase in the dollar amount of fixed rate one- to four-family loans originated and sold during the current quarter and an increase in the average pricing margin. The increased mortgage banking volumes were largely due to increased refinance activity for single family homes due to lower mortgage interest rates. The decrease in service charges on deposits was primarily due to a decrease in overdraft fee income.

Total non-interest income for the nine months ended June 30, 2020 increased by $1.73 million, or 16.1%, to $12.47 million from $10.74 million for the nine months ended June 30, 2019. This increase was primarily due to a $2.64 million increase in gain on sale of loans, recoveries of $483,000 of previously charged off receivables acquired in the South Sound Acquisition (which is recorded in "Other, net" non-interest income category), and smaller increases in several other categories. These increases were partially offset by $1.06 million decrease in BOLI net earnings, a $445,000 decrease in service charges on deposits, and smaller decreases in several other categories. The increase in gain on sale of loans was primarily due to an increase in the dollar volume of fixed-rate one- to four-family loans sold during the current period. Net BOLI earnings were higher for the comparable period one year ago primarily due to a BOLI death benefit claim. The decrease in service charges was primarily due to a decrease in overdraft fee income.

Non-interest Expense:  Total non-interest expense decreased by $306,000, or 3.4%, to $8.66 million for the quarter ended June 30, 2020 from $8.97 million for the quarter ended June 30, 2019. This decrease was primarily due to a $384,000 decrease in data processing and telecommunication expense and smaller decreases in several other categories. These decreases were partially offset by smaller increases in several categories. Data processing expenses and telecommunications expense were higher for the prior year's quarter due to expenses associated with the core-operating system conversion.

Total non-interest expense decreased by $1.48 million, or 5.6%, to $25.32 million for the nine months ended June 30, 2020 from $26.81 million for the nine months ended June 30, 2019. This decrease was primarily due to a $965,000 decrease in data processing and telecommunications expense and smaller decreases in several other categories. These decreases were partially offset by smaller increases in several other categories. Data processing expenses were higher for the prior year's period due to expenses associated with the Company's core-operating system conversion. Also reducing expenses for the current nine month period was a $99,000 gain on the sale of land acquired in the South Sound Acquisition that had been held for future expansion.

The efficiency ratio for the current quarter improved to 49.96% from 54.43% for the comparable quarter one year ago and the efficiency ratio for the nine months ended June 30, 2020 improved to 49.81% from 54.98% for the nine months ended June 30, 2019.

Provision for Income Taxes: The provision for income taxes decreased by $89,000, or 5.7%, to $1.46 million for the quarter ended June 30, 2020 from $1.55 million for the quarter ended June 30, 2019, primarily due to deferred tax adjustments. The provision for income taxes increased by $142,000 or 3.3%, to $4.40 million for the nine months ended June 30, 2020 from $4.26 million for the nine months ended June 30, 2019. The Company's effective income tax rate was 19.06% for the quarter ended June 30, 2020 and 20.67% for the quarter ended June 30, 2019. The Company's effective income tax rate was 19.73% for the nine months ended June 30, 2020 and 19.42% for the nine months ended June 30, 2019.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2020, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 27.35%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $122.30 million, or 55.2%, to $343.66 million at June 30, 2020 from $221.36 million at September 30, 2019. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2020, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. At June 30, 2020, the Bank had $365.40 million available for additional FHLB borrowings.  At June 30, 2020, the Bank had $10.00 million in FHLB borrowings outstanding. The Bank also has a Letter of Credit ("LOC") of up to $5.00 million with the FHLB for the purpose of collateralizing Washington State Public Deposits. Any amount pledged under the LOC reduces the Bank's available borrowing amount under the FHLB advance agreement. The Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At June 30, 2020, the Bank had $73.39 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $50.00 million overnight borrowing line with PCBB. At June 30, 2020, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At June 30, 2020, the Bank had loan commitments totaling $113.27 million and undisbursed construction loans in process totaling $95.79 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from June 30, 2020 totaled $101.50 million.

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

Based on its capital levels at June 30, 2020, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2020, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2020 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$164,010	11.35%	$57,787	4.00%	$72,234	5.00%
Risk-based Capital Ratios:
Common equity tier 1 capital	164,010	19.04	38,767	4.50	55,997	6.50
Tier 1 capital	164,010	19.04	51,690	6.00	68,920	8.00
Total capital	174,809	20.29	68,920	8.00	86,149	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At June 30, 2020, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2020, Timberland Bancorp, Inc. would have exceeded all regulatory requirements.

The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2020 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$167,159	11.55%
Risk-based Capital Ratios:
Common equity tier 1 capital	167,159	19.39
Tier 1 capital	167,159	19.39
Total capital	177,964	20.65

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
PERFORMANCE RATIOS:
Return on average assets	1.70%	1.93%	1.79%	1.94%
Return on average equity	13.83%	14.56%	13.53%	14.86%
Net interest margin	3.63%	4.49%	4.08%	4.49%
Efficiency ratio	49.96%	54.43%	49.81%	54.98%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2019.

Item 4.  Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, many of whom are currently under some level government restrictions.  As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. We also opened several branch lobbies in June with modified access. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

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

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in declines in loan demand, other than through government sponsored programs such as the Paycheck Protection Program ("PPP"), deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected in the near term, if not longer. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
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
As of June 30, 2020, we hold and service SBA PPP loans with an aggregate balance of $122.58 million. These SBA PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our SBA PPP borrowers will seek full or partial forgiveness of their loan obligations. We could face additional risks in our administrative capabilities to service our SBA PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable

(b) Not applicable

(c) Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended June 30, 2020:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
4/1/2020 - 4/30/2020	—	$—	—	144,852
5/1/2020 - 5/31/2020	—	—	—	144,852
6/1/2020 - 6/30/2020	—	—	—	144,852
Total	—	$—	—	144,852

(1) On July 28, 2015 the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of June 30, 2020, a total of 207,829 shares had been repurchased at an average price of $15.71 per share and there were 144,852 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions and no shares were directly repurchased from directors or officers of the Company.

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
_________________
(1)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 23, 2018.
(2)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).
(3)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 28, 2019.
(4)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 16, 2007.
(5)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(6)Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(7)Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).
(8)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.
(9)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.
(10)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 18, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: August 5, 2020	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)