Form 10-K
period 2020-09-30
TIMBERLAND BANCORP INC
filed 2020-12-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	September 30, 2020	OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	0-23333

TIMBERLAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington			91-1863696
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

624 Simpson Avenue,	Hoquiam,	Washington	98550
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:			(360)	533-4747

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	TSBK	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐         No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the     Act.   Yes  ☐        No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [☐]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No    ☒
As of November 30, 2020 the registrant had 8,315,993 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2020, was $151.98 million (8,309,193 shares at $18.29).  For purposes of this calculation, common stock held by officers and directors of the registrant was included.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (Part III).

TIMBERLAND BANCORP, INC.
2020 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the novel coronavirus of 2019 ("COVID-19") pandemic, including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and of our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"); and other risks described elsewhere in this Form 10-K and in the Company's other reports filed with or furnished to the Securities and Exchange Commission.

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2021 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's consolidated financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp" or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Bank (the "Bank").  At September 30, 2020, on a consolidated basis, the Company had total assets of $1.57 billion, net loans receivable of $1.01 billion, total deposits of $1.36 billion and total shareholders’ equity of $187.63 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corporation.

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

Market Area

The Bank considers Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties, Washington as its primary market areas.  The Bank conducts operations from:

•its main office in Hoquiam (Grays Harbor County);
•five branch offices in Grays Harbor County (Ocean Shores, Montesano, Elma and two branches in Aberdeen);
•five branch offices in Pierce County (Edgewood, Puyallup, Spanaway, Tacoma and Gig Harbor);
•seven branch offices in Thurston County (Tumwater, Yelm, three branches in Lacey and two branches in Olympia);
•two branch offices in Kitsap County (Poulsbo and Silverdale);
•a branch office in King County (Auburn); and
•three branch offices in Lewis County (Winlock, Toledo and Chehalis).

For additional information, see “Item 2. Properties.”

Hoquiam, with a population of approximately 8,700, is located in Grays Harbor County which is situated along Washington State’s central Pacific coast.  Hoquiam is located approximately 110 miles southwest of Seattle, Washington and 145 miles northwest of Portland, Oregon.

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

Grays Harbor County has a population of 75,000 according to the United States ("U.S.") Census Bureau 2019 estimates and a median family income of $65,500 according to 2020 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County increased to 10.0% at September 30, 2020 from 6.7% at September 30, 2019.  The median price of a resale home in Grays Harbor County for the quarter ended June 30, 2020 increased 13.4% to $239,800 from $211,400 for the comparable prior year period.  The number of home sales increased 3.1% for the quarter ended June 30, 2020 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located in the county.

Pierce County is the second most populous county in the state and has a population of 905,000 according to the U.S. Census Bureau 2019 estimates.  The county’s median family income is $87,300 according to 2020 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 8.6% at September 30, 2020 from 5.0% at September 30, 2019. The median price of a resale home in Pierce County for the quarter ended June 30, 2020 increased 9.5% to $407,800 from $372,300 for the comparable prior year period.  The number of home sales decreased 5.5% for the quarter ended June 30, 2020 compared to the same quarter one year earlier.  The Bank has five branches located in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 291,000 according to the U.S. Census Bureau 2019 estimates and a median family income of $86,700 according to 2020 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased to 7.1% at September 30, 2020 from 4.8% at September 30, 2019. The median price of a resale home in Thurston County for the quarter ended June 30, 2020 increased 8.9% to $371,100 from $340,700 for the same quarter one year earlier.  The number of home sales decreased 2.5% for the quarter ended June 30, 2020 compared to the same quarter one year earlier.  The Bank has seven branches located in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 271,000 according to the U.S. Census Bureau 2019 estimates and a median family income of $91,700 according to 2020 HUD estimates.  The Bank has two branches located in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area increased to 6.8% at September 30, 2020 from 4.5% at September 30, 2019.  The median price of a resale home in Kitsap County for the quarter ended June 30, 2020 increased 8.0% to $411,400 from $380,800 for the same quarter one year earlier.  The number of home sales decreased 3.4% for the quarter ended June 30, 2020 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.2 million according to the U.S. Census Bureau 2019 estimates.  The Bank has one branch located in King County.  The county’s median family income is $113,300 according to 2020 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech.  According to the Washington State Employment Security Department, the unemployment rate for the King County area increased to 7.0% at September 30, 2020 from 3.0% at September 30, 2019. The median price of a resale home in King County for the quarter ended June 30, 2020 increased 2.0% to

$715,400 from $701,200 for the same quarter one year earlier.  The number of home sales decreased 0.5% for the quarter ended June 30, 2020 compared to the same quarter one year earlier.

Lewis County has a population of 81,000 according to the U.S. Census Bureau 2019 estimates and a median family income of $65,500 according to 2020 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County increased to 8.1% at September 30, 2020 from 5.9% at September 30, 2019. The median price of a resale home in Lewis County for the quarter ended June 30, 2020 increased 12.8% to $291,400 from $258,300 for the same quarter one year earlier.  The number of home sales increased 2.4% for the quarter ended June 30, 2020 compared to the same quarter one year earlier.  The Bank has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, multi-family properties, commercial real estate, or by land and loans for the construction of one- to four-family residences.  The Bank’s net loans receivable totaled $1.01 billion at September 30, 2020, representing 64.7% of consolidated total assets, and at that date commercial real estate, construction (including undisbursed loans in process), multi-family and land loans were $783.69 million, or 69.1% of total loans.  Commercial real estate, construction, multi-family, and land loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 20% of its capital plus surplus. According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for loan losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2020, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $36.55 million under this policy.  At September 30, 2020, the largest amount outstanding to any one borrower and the borrower’s related entities was $28.88 million (including $4.05 million in available lines of credit), which was secured by various commercial real estate and residential properties and other business assets located primarily in King County and were performing according to their loan repayment terms at September 30, 2020.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $20.59 million (including $7.34 million of undisbursed construction loan proceeds).  These loans were secured by multi-family, one- to four-family and commercial real estate properties located primarily in Thurston County and were performing according to their loan repayment terms at September 30, 2020.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family (1)	$118,580	10.46%	$132,661	13.38%	$115,941	14.13%	$118,147	15.05%	$118,560	16.38%
Multi-family	85,053	7.50	76,036	7.67	61,928	7.54	58,607	7.47	62,303	8.61
Commercial	453,574	39.99	419,117	42.28	345,113	42.05	328,927	41.91	312,525	43.18
Construction - custom and owner/builder	129,572	11.42	128,848	13.00	119,555	14.57	117,641	14.99	93,049	12.85
Construction - speculative one- to four-family	14,592	1.29	16,445	1.66	15,433	1.88	9,918	1.26	8,106	1.12
Construction - commercial	33,144	2.92	39,566	3.99	39,590	4.82	19,630	2.50	9,365	1.29
Construction - multi-family	34,476	3.04	36,263	3.66	10,740	1.31	21,327	2.72	12,590	1.74
Construction - land development	7,712	0.68	2,404	0.24	3,040	0.37	—	—	—	—
Land	25,571	2.25	30,770	3.10	25,546	3.11	23,910	3.05	21,627	2.99
Total mortgage loans	902,274	79.55	882,110	88.98	736,886	89.78	698,107	88.95	638,125	88.16

Consumer Loans:
Home equity and second mortgage	32,077	2.83	40,190	4.05	37,341	4.55	38,420	4.90	39,727	5.49
Other	3,572	0.31	4,312	0.44	3,515	0.43	3,823	0.49	4,139	0.57
Total consumer loans	35,649	3.14	44,502	4.49	40,856	4.98	42,243	5.39	43,866	6.06

Commercial Loans:
Commercial business (2)	69,540	6.13	64,764	6.53	43,053	5.24	44,444	5.66	41,837	5.78
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP")	126,820	11.18	—	—	—	—	—	—	—	—
Total commercial business and SBA PPP loans	196,360	17.31	64,764	6.53	43,053	5.24	44,444	5.66	41,837	5.78
Total loans receivable	1,134,283	100.00%	991,376	100.00%	820,795	100.00%	784,794	100.00%	723,828	100.00%

Less:
Undisbursed portion of construction loans in process	(100,558)		(92,226)		(83,237)		(82,411)		(48,627)
Deferred loan origination fees, net	(6,436)		(2,798)		(2,637)		(2,466)		(2,229)
Allowance for loan losses	(13,414)		(9,690)		(9,530)		(9,553)		(9,826)
Total loans receivable, net	$1,013,875		$886,662		$725,391		$690,364		$663,146
___________
(1)Does not include loans held-for-sale of $4,509, $6,071, $1,785, $3,515 and $3,604 at September 30, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)Does not include loans held-for-sale of $84 at September 30, 2017.

Residential One- to Four-Family Lending.  At September 30, 2020, $118.58 million, or 10.5%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal Home Loan Bank of Des Moines ("FHLB").  From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2020, $38.29 million, or 32.3%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually or every three to five years after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are re-priced utilizing the weekly average yield on one year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 4.00%.  The Bank also offers ARM loans tied to The Wall Street Journal prime lending rate ("Prime Rate") index which typically do not have periodic or lifetime adjustment limits.  Loans tied to the Prime Rate normally have margins ranging up to 3.0%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2020, $80.29 million, or 67.7%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

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

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally

80% (90% for loans originated for sale in the secondary market to Freddie Mac or the FHLB).  At September 30, 2020, three one- to four-family loans totaling $659,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending.  At September 30, 2020, $85.05 million, or 7.5%, of the Bank’s total loan portfolio was secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term FHLB borrowing, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2020, the Bank’s largest multi-family loan had an outstanding principal balance of $7.20 million and was secured by an apartment building located in Thurston County. At September 30, 2020, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements. At September 30, 2020, all multi-family loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending.  Commercial real estate loans totaled $453.57 million, or 40.0%, of the total loan portfolio at September 30, 2020.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as office buildings, retail/wholesale facilities, mini-storage facilities, motels, nursing homes, restaurants and convenience stores, generally located in the Bank’s primary market area.  At September 30, 2020, the largest commercial real estate loan was secured by a medical building in Pierce County, had a balance of $7.82 million and was performing according to its repayment terms.  At September 30, 2020, four commercial real estate loans totaling $858,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Construction Lending.      The Bank currently originates two types of residential construction loans:  (i) custom construction and owner/builder construction loans and (ii) speculative construction loans.  The Bank believes that its lengthy experience in providing residential construction loans has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending.  The Bank also originates construction loans for multi-family properties, commercial properties, and land development projects.  The Bank's construction loans generally provide for the payment of interest only during the construction phase, which is billed monthly, although during the term of some construction loans no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. At September 30, 2020, the Bank's construction loans totaled $219.50 million, or 19.4% of the Bank's total loan portfolio, including undisbursed loans in process of $100.56 million. All construction loans were performing according to their repayment terms at September 30, 2020. See "Lending Activities - Non-performing Loans and Delinquencies."

At September 30, 2020 and 2019, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2020		2019
	Outstanding Balance	Percent of Total	Outstanding Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$129,572	59.03%	$128,848	57.64%
Speculative one- to four-family	14,592	6.65	16,445	7.36
Commercial real estate	33,144	15.10	39,566	17.70
Multi-family	34,476	15.71	36,263	16.22
Land development	7,712	3.51	2,404	1.08
Total	$219,496	100.00%	$223,526	100.00%

Custom and owner/builder construction loans are originated to home owners and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of these loans generally lasts up to 12 months with fixed interest rates typically ranging from 4.50% to 6.50% and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2020, custom and owner/builder construction loans totaled $129.57 million, or 59.0% of the total construction loan portfolio.  At September 30, 2020, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $6.60 million (including $53,000 of undisbursed loans in process) and was performing according to its repayment terms.

Speculative one- to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and pay real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates generally ranging from 5.00% to 6.50%, and with a loan-to-value ratio of no more than 80% of the appraised value of the completed property.  At September 30, 2020, speculative one- to four-family construction loans totaled $14.59 million, or 6.7% of the total construction loan portfolio.  At September 30, 2020, the largest aggregate outstanding balance to one borrower for speculative one- to four-family construction loans totaled $3.05 million (including $2.18 million of undisbursed loans in process) and was comprised of eleven loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties.  At September 30, 2020, these loans amounted to $67.62 million, or 30.8%, of construction loan balances compared to $75.83 million, or 33.9%, of construction loan balances at September 30, 2019.  These loans are typically secured by apartment buildings, condominiums, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2020, the largest outstanding multi-family construction loan for $8.03 million was secured by an apartment building project in Thurston County which had not yet commenced construction.  At September 30, 2020, the largest outstanding commercial real estate construction loan was secured by an assisted living facility project in Salem, Oregon and had a balance of $5.31 million with no remaining undisbursed funds available. This loan was performing according to its repayment terms at September 30, 2020.

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

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities; generally with ten to 50 lots). At September 30, 2020, land development loans totaled $7.71 million, or 3.5% of the total construction loan portfolio. Currently, the Bank is originating land development loans on a limited basis.  Land development loans are secured by a lien on the property and typically are made for a period of two to five years with fixed or variable interest rates, with loan-to-value ratios generally not exceeding 75%.  Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals (with ownership interests in the borrowing entity of 20% or more) and reviews their personal financial statements. Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans because these loan funds are advanced upon the predicted future value of the developed property upon completion.  If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure the Bank may be confronted with a property the value of which is insufficient to assure full repayment.  The Bank has historically attempted to minimize this risk by generally limiting the maximum loan-to-value ratio on land and land development loans to 75% of the estimated developed value of the secured property.

Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes.  At September 30, 2020, land loans totaled $25.57 million, or 2.3%, of the Bank’s total loan portfolio.  Land loans originated by the Bank generally have maturities of one to ten years.  The largest land loan is secured by land in Clark County, had an outstanding balance of $1.70 million and was performing according to its repayment terms at September 30, 2020.  At September 30, 2020, three land loans totaling $394,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Consumer Lending.  Consumer loans generally have shorter terms to maturity and may have higher interest rates than mortgage loans.  Consumer loans include home equity lines of credit, second mortgage loans, savings account loans, automobile loans, boat loans, motorcycle loans, recreational vehicle loans and unsecured loans.  Consumer loans are made with both fixed and variable interest rates and with varying terms.  At September 30, 2020, consumer loans amounted to $35.65 million, or 3.1%, of the Bank's total loan portfolio.

At September 30, 2020, the largest component of the consumer loan portfolio consisted of second mortgage loans and home equity lines of credit, which totaled $32.08 million, or 2.8%, of the Bank's total loan portfolio.  Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 90% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the Prime Rate.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans in which the Bank is in the first lien position because they are generally secured by mortgages subordinated to the existing first mortgage on the property. For those second mortgage loans and home equity lines credit which the Bank does not hold the existing first mortgage on the property, it is unlikely that the Bank will be successful in recovering all or a portion of the loan balance in the event of default unless the Bank is prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2020, seven consumer loans totaling $564,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans (excluding SBA PPP loans) totaled $69.54 million, or 6.1%, of the loan portfolio at September 30, 2020.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the Prime Rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $2.33 million at September 30, 2020 and was performing according to its repayment terms.  At September 30, 2020, six commercial business loans totaling $430,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Within Timberland's commercial business loan portfolio are restaurant loans totaling $16.82 million at September 30, 2020 that were originated in conjunction with a third party firm. As additional security for these loans, the Company holds cash collateral of 25% of the outstanding loan balance. Unless prior arrangements are made, and the Company consents, loans falling more than four weeks delinquent are eligible for purchase in accordance with a Marketing and Servicing Agreement in existence since March 6, 2014. As an accommodation, the Company has agreed to temporarily extend the purchase requirement to 12 weeks before a purchase is required from the loan portfolio.

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

SBA PPP Lending. The CARES Act authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020 through its conclusion on August 8, 2020. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity for loans approved by the SBA prior to June 5, 2020 and a five-year maturity for loans approved thereafter, and (c) principal and interest payments deferred for at least six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. SBA PPP loans totaled $126.82 million, or 11.2% of the loan portfolio at September 30, 2020. The largest SBA PPP loan had an outstanding balance of $4.56 million at September 30, 2020.

Loan Maturity.  The following table sets forth certain information at September 30, 2020 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include scheduled payments or potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$643	$3,679	$10,970	$37,788	$65,500	$118,580
Multi-family	276	6,282	9,194	59,801	9,500	85,053
Commercial	22,599	37,062	49,491	334,000	10,422	453,574
Construction (1)	219,496	—	—	—	—	219,496
Land	14,427	5,162	3,112	1,823	1,047	25,571
Consumer loans:
Home equity and second mortgage	4,910	5,216	4,030	10,949	6,972	32,077
Other	998	239	296	640	1,399	3,572
Commercial business	10,805	23,079	7,178	24,303	4,175	69,540
SBA PPP	—	120,898	5,922	—	—	126,820
Total	$274,154	$201,617	$90,193	$469,304	$99,015	1,134,283

Less:
Undisbursed portion of construction loans in process						(100,558)
Deferred loan origination fees, net						(6,436)
Allowance for loan losses						(13,414)
Total loans receivable, net						$1,013,875
_____________
(1)    Includes $129.57 million of construction/permanent loans, a portion of which may convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2020, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$37,786	$80,151	$117,937
Multi-family	6,468	78,309	84,777
Commercial	107,843	323,132	430,975
Land	7,257	3,887	11,144
Consumer loans:
Home equity and second mortgage	7,474	19,693	27,167
Other	1,429	1,145	2,574
Commercial business	24,020	34,715	58,735
SBA PPP	126,820	—	126,820
Total	$319,097	$541,032	$860,129

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

Loan applications are initiated by loan officers and are required to be approved by an authorized loan officer or Bank underwriter, one of the Bank’s Loan Committees or the Bank’s Board of Directors.  The Bank’s Consumer Loan Committee consists of several underwriters, each of whom can approve one- to four-family mortgage loans and other consumer loans up to and including the current Freddie Mac single-family limit. Loan officers may also be granted individual approval authority for certain loans up to a maximum of $250,000. The approval authority for individual loan officers is granted on a case by case basis by the Bank's Chief Credit Administrator or President.  All construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors, or in the case of one- to four- family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter, subject to their individual or Loan Committee loan limit. The Bank’s Commercial Loan Committee, which consists of the Bank’s President, Chief Credit Administrator, Executive Vice President of Lending, a commercial underwriter, and two Senior Vice Presidents of Commercial Lending, may approve commercial real estate loans and commercial business loans up to and including $3.00 million. The Bank’s President, Chief Credit Administrator and Executive Vice President of Lending also have individual lending authority for loans up to and including $750,000. The Bank’s Board Loan Committee, which consists of two rotating non-employee Directors and the Bank’s President, may approve loans up to and including $5.00 million.  Loans in excess of $5.00 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $5.00 million, must be approved by the Bank’s Board of Directors.

Loan Originations, Purchases and Sales.  During the years ended September 30, 2020, 2019 and 2018, the Bank’s total gross loan originations were $597.19 million, $356.04 million and $329.59 million, respectively.  Periodically, the Bank purchases loan participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other banks.  These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the years ended September 30, 2020, the Bank did not purchase any loan participation interests. During the years ended September 30, 2019 and 2018, the Bank purchased loan participation interests of $8.66 million and $8.40 million, respectively.

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives. The Bank also began selling the guaranteed portion of some of its SBA 7(a) loans in the secondary market during the year ended September 30, 2016.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2020, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $426.58 million.

The Bank also periodically sells participation interests in construction loans, commercial real estate loans, multi-family and commercial business loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower and to generate fee income.  During the years ended September 30, 2020, 2019 and 2018, the Bank sold loan participation interests of $6.26 million, $5.43 million and $253,000, respectively.

The following table shows total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended September 30,
	2020	2019	2018
Loans originated:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$172,838	$91,669	$81,313
Multi-family	12,237	12,503	10,362
Commercial	74,927	48,040	68,443
Construction	158,366	160,693	125,683
Land	4,955	9,540	16,300
Consumer	19,259	20,999	20,151
Commercial business loans	27,071	12,591	7,339
SBA PPP loans	127,535	—	—
Total loans originated	597,188	356,035	329,591

Loans acquired in the South Sound Acquisition (net of fair value discount)
Mortgage loans:
One- to four-family	—	10,190	—
Multi-family	—	7,807	—
Commercial	—	64,967	—
Construction	—	11,730	—
Consumer	—	3,918	—
Commercial business loans	—	22,932	—
Total loans acquired	—	121,544	—

Loans and loan participations purchased:
Mortgage loans:
Commercial	—	2,946	—
Construction	—	5,717	7,548
Commercial business	—	—	855
Total loans purchased	—	8,663	8,403
Total loans originated, acquired and purchased	597,188	486,242	337,994

Loans sold:
Loan participation interests sold	(6,255)	(5,431)	(253)
Whole loans sold	(160,987)	(67,600)	(66,131)
Total loans sold	(167,242)	(73,031)	(66,384)

Loan principal repayments	(287,039)	(241,656)	(235,609)
Other items, net	(15,694)	(10,284)	(974)
Net increase in loans receivable	$127,213	$161,271	$35,027

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank (excluding SBA PPP loans) is generally up to 2.0% of the loan amount. In addition to the 1.0% interest earned on SBA PPP loans, the SBA pays bank fees for processing PPP loans in the following amounts: (i) five percent of loans of not more than $350,000; (ii) three percent for loans more than $350,000 and less than $2,000,000; and (iii) one percent of loans of at least $2,000,000. Banks may not collect any fees from the SBA PPP loan applicants.

  Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized net deferred loan origination fees totaled $6.44 million (including $3.72 million for SBA PPP loans) at September 30, 2020.

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

In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent during the forbearance time period. For additional information, see "COVID-19 Loan Modifications" below>

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

	At September 30,
	2020	2019	2018	2017	2016
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$659	$699	$545	$874	$914
Commercial	858	779	—	213	612
Construction	—	—	—	—	367
Land	394	204	243	566	548
Consumer loans	564	626	359	258	432
Commercial business loans	430	725	170	—	—
Total	2,905	3,033	1,317	1,911	2,873

Accruing loans which are contractually past due 90 days or more	—	—	—	—	135
Total of non-accrual and 90 days or more past due loans	2,905	3,033	1,317	1,911	3,008

Non-accrual investment securities	209	294	406	533	734

Other real estate owned and other repossessed assets (2)	1,050	1,683	1,913	3,301	4,117
Total non-performing assets (3)	$4,164	$5,010	$3,636	$5,745	$7,859

Troubled debt restructured loans on accrual status (4)	$2,868	$2,903	$2,955	$3,342	$7,629

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (5)	0.28%	0.34%	0.18%	0.27%	0.45%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.19%	0.24%	0.13%	0.20%	0.34%

Non-performing assets as a percentage of total assets	0.27%	0.40%	0.36%	0.60%	0.88%

Loans receivable, net (5)	$1,027,289	$896,352	$734,921	$699,917	$672,972
Total assets	$1,565,978	$1,247,132	$1,018,290	$952,024	$891,388

_______________
(1)Includes non-accrual one- to four-family properties in the process of foreclosure totaling $0, $150,
$0, $100 and $138 as of September 30, 2020, 2019, 2018, 2017 and 2016, respectively.
(2)Includes foreclosed residential real estate property totaling $0, $0, $0, $875 and $1,071 as of September 30, 2020, 2019, 2018, 2017 and 2016, respectively.
(3)Does not include troubled debt restructured loans on accrual status.
(4)Does not include troubled debt restructured loans totaling $203, $366, $323, $253 and $531 recorded as non-accrual loans as of September 30, 2020, 2019, 2018, 2017 and 2016, respectively.
(5)Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The Bank’s non-accrual loans decreased by $128,000 to $2.91 million at September 30, 2020 from $3.03 million at September 30, 2019, primarily as a result of a $295,000 decrease in commercial business loans, a $62,000 decrease in consumer loans, and a $40,000 decrease in one- to four-family mortgage loans, on non-accrual status. These decreases were partially offset by a $190,000 increase in land loans and a $79,000 increase on commercial real estate loans on non-accrual status.  A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.”

Additional interest income which would have been recorded for the year ended September 30, 2020 had non-accruing loans been current in accordance with their original terms totaled $574,000.

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.  At September 30, 2020, the Bank had $1.05 million of OREO and other repossessed assets, a decrease of $633,000 from $1.68 million at September 30, 2019.  The OREO properties consisted of six land parcels totaling $1.05 million at September 30, 2020.  The largest OREO property at September 30, 2020 was an undeveloped land parcel with a balance of $702,000 located in Lewis County.

Restructured Loans.  Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. TDRs are considered impaired and are individually evaluated for impairment. TDRs are classified as either accrual or non-accrual. TDRs are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Bank had TDRs at September 30, 2020 and 2019 totaling $3.07 million and $3.27 million, respectively, of which $203,000 and $366,000, respectively, were on non-accrual status. The allowance for loan losses allocated to TDR loans at September 30, 2020 and 2019 was $3,000 and $56,000, respectively. As previously noted, in late March 2020, the Bank announced COVID-19 loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. The Company has followed the CARES Act and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to TDR classification. See "COVID-19 Loan Modifications" below.

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

The categories of non-accrual loans and impaired loans overlap, although they are not identical.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2020, the Bank had $5.77 million in impaired loans.  For additional information on impaired loans, see Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future, are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans (not included in the table above as non-performing) was $6.61 million at September 30, 2020. The vast majority of these loans are collateralized by real estate.  See “Asset Classification” below for additional information regarding the Bank's problem loans.

COVID-19 Loan Modifications. The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. During the year ended September 30, 2020, the Company made COVID-19 pandemic related modifications on 212 loans aggregating to $136.36 million. The majority of these borrowers had resumed making payments as of September 30, 2020 and only five loans totaling $5.87 million remained on deferral status as of that date. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Note 1 and Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

The following table sets forth the information with respect to loans still on COVID-19 modification status as of September 30, 2020 (dollars in thousands):

COVID-19 Loan Modifications
Mortgage loans	Number	Balance	Percent
One- to four-family	1	$467	8.0%
Commercial	2	3,951	67.2
Construction - commercial	1	1,402	23.9
Total mortgage loans	4	5,820	99.1

Consumer loans
Home equity and second mortgage	1	50	0.9
Total consumer loans	1	50	0.9
Total COVID-19 modifications	5	$5,870	100.0%

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

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and the allowance for loan losses at the dates indicated, were as follows:

	At September 30,
	2020	2019	2018
	(Dollars in thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)(2)	3,649	5,320	3,182
Special mention (1)	5,864	2,547	3,123
Total classified and special mention loans	$9,513	$7,867	$6,305

Allowance for loan losses	$13,414	$9,690	$9,530
_____________
(1)For further information concerning the change in classified assets, see “Non-performing Loans and Delinquencies" above.
(2)Includes non-performing loans.

Loans classified as substandard decreased by $1.67 million to $3.65 million at September 30, 2020 from $5.32 million at September 30, 2019.  At September 30, 2020, 33 loans were classified as substandard. Of the $3.65 million in loans classified as substandard at September 30, 2020, $2.91 million were on non-accrual status.  The largest loan classified as substandard at September 30, 2020 had a balance of $391,000 and was secured by a commercial real estate property in Grays Harbor County and equipment. This loan was on non-accrual status at September 30, 2020.  The next largest loan classified as substandard at September 30, 2020 had a balance of $346,000 and was secured by a single family home in Pierce County. This loan was performing according to its payment terms at September 30, 2020.

Loans classified as special mention increased by $3.32 million to $5.86 million at September 30, 2020 from $2.55 million at September 30, 2019, primarily as a result of two participation loans being downgraded to special mention status. At September 30, 2020, nine loans were classified as special mention. The largest loan classified as special mention at September 30, 2020 had a balance of $2.88 million and was secured by a hotel in Clackamas County, Oregon. The next largest loan classified as special mention at September 30, 2020 had a balance of $1.40 million and was secured by the same hotel in Clackamas County, Oregon. Both of these loans were subject to COVID-19 related loan modification agreements at September 30, 2020.

Allowance for Loan Losses.  The allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio.  The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.  The Bank’s methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates and other factors.  Using these loss estimate factors, management develops a range of probable loss for each loan category.  Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or net realizable collateral values.  The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance.  When determining the appropriate loss factors in fiscal 2020, management took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and the Bank's COVID-19 loan modification program.

Based on this review, management increased the qualitative factors for all loan categories due to deterioration of economic conditions as a result of the COVID-19 pandemic. The increase in factors resulted in an increase in the allowance for loan losses during the current fiscal year. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near term, and if future government programs, if any, do not provide adequate relief to borrowers, it is possible the Bank's allowance for loan losses will need to increase in future periods.

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

At September 30, 2020, the Bank’s allowance for loan losses totaled $13.41 million.  The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 1.31% and 461.76%, respectively, at September 30, 2020 and 1.08% and 319.49%, respectively, at September 30, 2019. The increase in the allowance for loan losses during the year ended September 30, 2020 was primarily due to the deteriorating economic conditions and probable loan losses driven by the impact of the COVID-19 pandemic on the U.S. and global economies. The $126.82 million balance of SBA PPP loans was omitted from the allowance for loan loss calculation at September 30, 2020 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.
In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amount, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loans losses is recorded for acquired loans at the acquisition date. The discount recorded on acquired loans is not reflected in the allowance for loan losses or the related allowance coverage ratios, however we believe it should be considered when comparing the current ratios to similar ratios in periods prior to the South Sound Acquisition. The remaining fair value discount on loans acquired in the South Sound Acquisition was $790,000 at September 30, 2020.

Based on its comprehensive analysis, management believes that the amount maintained in the allowance for loan losses is adequate to absorb probable losses inherent in the portfolio. Although management believes that it uses the best information available to make its determinations, future adjustments to the allowance for loan losses may be necessary, and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

While the Bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses which may adversely affect the Company's financial condition and results of operations.

The following table sets forth an analysis of the Bank's allowance for loan losses for the periods indicated:

	Year Ended September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Allowance at beginning of year	$9,690	$9,530	$9,553	$9,826	$9,924
Provision for (recapture of) loan losses	3,700	—	—	(1,250)	—

Recoveries:
Mortgage loans:
One- to four-family	2	104	—	21	56
Multi-family	—	—	—	—	—
Commercial	6	166	—	1,061	—
Construction - custom and owner/builder	5	2	—	—	—
Construction - speculative one- to four-family	—	—	13	6	2
Construction - multi-family	—	—	—	—	181
Land	20	18	19	19	24
Consumer loans:
Home equity and second mortgage	15	—	—	—	—
Other	3	6	1	3	2
Commercial business loans	—	25	—	—	5
Total recoveries	51	321	33	1,110	270

Charge-offs:
Mortgage loans:
One- to four-family	—	—	—	—	(72)
Commercial	—	—	(28)	(13)	(209)
Land	—	(49)	(22)	(110)	(61)
Consumer loans:
Home equity and second mortgage	—	(5)	—	—	(18)
Other	(12)	(5)	(6)	(10)	(8)
Commercial business loans	(15)	(102)	—	—	—
Total charge-offs	(27)	(161)	(56)	(133)	(368)
Net recoveries (charge-offs)	24	160	(23)	977	(98)

Allowance at end of year	$13,414	$9,690	$9,530	$9,553	$9,826

Allowance for loan losses as a percentage of total loans receivable (net) outstanding at the end of the year (1)	1.31%	1.08%	1.30%	1.36%	1.46%

Net recoveries (charge-offs) as a percentage of average loans outstanding during the year	—%	0.02%	—%	0.14%	(0.02)%

Allowance for loan losses as a percentage of non-performing loans at end of year	461.76%	319.49%	723.61%	499.90%	326.66%
______________
(1)Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and net deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:

	At September 30,
	2020		2019		2018		2017		2016
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,163	10.46%	$1,167	13.38%	$1,086	14.13%	$1,082	15.05%	$1,239	16.38%
Multi-family	718	7.50	481	7.67	433	7.54	447	7.47	473	8.61
Commercial	7,144	39.99	4,154	42.28	4,248	42.05	4,184	41.91	4,384	43.18
Construction - custom and owner/builder	832	11.42	755	13.00	671	14.57	699	14.99	619	12.85
Construction - speculative one- to four-family	158	1.29	212	1.66	178	1.88	128	1.26	130	1.12
Construction - commercial	420	2.92	338	3.99	563	4.82	303	2.50	268	1.29
Construction - multi-family	238	3.04	375	3.66	135	1.31	173	2.72	316	1.74
Construction - land development	133	0.68	67	0.24	49	0.37	—	—	—	—
Land	572	2.25	697	3.10	844	3.11	918	3.05	820	2.99
Non-mortgage loans:
Consumer loans	664	3.14	722	4.49	766	4.98	1,104	5.39	1,095	6.06
Commercial business loans	1,372	17.31	722	6.53	557	5.24	515	5.66	482	5.78
Total allowance for loan losses	$13,414	100.00%	$9,690	100.00%	$9,530	100.00%	$9,553	100.00%	$9,826	100.00%

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

At September 30, 2020, the Bank’s portfolio of investments in debt securities totaled $85.80 million, consisting of $27.39 million of mortgage-backed securities held to maturity, $500,000 bank issued trust preferred securities held to maturity and $57.91 million of mortgage-backed securities available for sale.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $53.63 million at September 30, 2019, consisting of $3.00 million of U.S. Treasury and U.S. government agency securities held to maturity, $28.10 million of mortgage-backed securities held to maturity, and $22.53 million of mortgage-backed securities available for sale.  The composition of the portfolios by type of security at the dates indicated is presented in the following table:

	At September 30,
	2020		2019		2018
	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total
	(Dollars in thousands)
Held to Maturity:

U.S.Treasury and U.S. government agency securities	$—	—%	$2,999	5.59%	$10,965	78.52%
Mortgage-backed securities	27,390	31.93	28,103	52.40	1,845	13.21
Bank issued trust preferred securities	500	0.58	—	—	—	—

Available for Sale:

Mortgage-backed securities	57,907	67.49	22,532	42.01	237	1.70
Mutual funds	—	—	—	—	917	6.57

Total portfolio	$85,797	100.00%	$53,634	100.00%	$13,964	100.00%

The following table sets forth the maturities and weighted average yields of the debt securities in the Bank's portfolio at September 30, 2020.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to Maturity:

Mortgage-backed securities	$—	—%	$126	3.30%	$6,657	3.17%	$20,607	2.94%
Bank issued trust preferred securities	—	—	—	—	500	4.75	—	—

Available for Sale:

Mortgage-backed securities	$830	1.12	3,261	1.78	18,491	0.57	35,325	0.61

Total portfolio	$830	1.12%	$3,387	1.84%	$25,648	1.32%	$55,932	1.47%

There were no securities which had an aggregate book value in excess of 10% of the Bank’s total equity at September 30, 2020.  At September 30, 2020, the Bank had $229,000 of private label mortgage-backed securities in the held to maturity investment securities portfolio of which $209,000 were on non-accrual status.  For additional information regarding investment securities, see “Item 1A. Risk Factors – Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses” and Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs. The Bank also has checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is generally permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines.  At September 30, 2020, the Bank had $34.68 million, or 2.6% of total deposits, from businesses associated with the marijuana industry. See "Item 1A. Risk Factors - We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations."

At September 30, 2020, the Bank had $28.95 million of jumbo certificates of deposit of $250,000 or more.  The Bank had $11.30 million in brokered reciprocal money market deposits at September 30, 2020. The Bank believes that its jumbo certificates of deposit, which represented 2.1% of total deposits at September 30, 2020, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2020:

Category	Amount	Percentage of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$441,889	32.53%
Negotiable order of withdrawal (“NOW”) checking	376,899	27.75
Savings	219,869	16.18
Money market	161,225	11.87
Subtotal	1,199,882	88.33

Certificates of Deposit (1)

Maturing within 1 year	102,862	7.57
Maturing after 1 year but within 2 years	29,355	2.16
Maturing after 2 years but within 5 years	26,307	1.94
Total certificates of deposit	158,524	11.67
Total deposits	$1,358,406	100.00%
______________________
(1)Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2020.  Jumbo certificates of deposit have principal balances of $250,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$5,502
Over three through six months	8,657
Over six through twelve months	4,652
Over twelve months	10,134
Total	$28,945

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated:

	At September 30,
	2020			2019			2018
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$441,889	32.53%	$145,417	$296,472	27.75%	$63,214	$233,258	26.22%
NOW checking	376,899	27.75	79,844	297,055	27.81	71,765	225,290	25.33
Savings	219,869	16.18	55,363	164,506	15.40	13,102	151,404	17.02
Money market	161,225	11.87	16,686	144,539	13.53	6,793	137,746	15.49
Certificates of deposit which mature:
Within 1 year	102,862	7.57	10,596	92,266	8.64	16,109	76,157	8.56
After 1 year, but within 2 years	29,355	2.16	(9,369)	38,724	3.63	6,720	32,004	3.60
After 2 years, but within 5 years	26,307	1.94	(8,358)	34,665	3.24	1,018	33,647	3.78
Total	$1,358,406	100.00%	$290,179	$1,068,227	100.00%	$178,721	$889,506	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

	At September 30,
	2020	2019	2018
	(Dollars in thousands)
0.00 - 1.99%	$99,150	$82,953	$108,527
2.00 - 3.99%	59,114	78,274	33,016
4.00 - 5.99%	260	4,428	265
Total	$158,524	$165,655	$141,808

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit by rate at September 30, 2020:

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(Dollars in thousands)
0.00 - 1.99%	$70,379	$18,988	$9,783	$—	$99,150
2.00 - 3.99%	32,483	10,367	16,264	—	59,114
4.00 - 5.99%	—	—	260	—	260
Total	$102,862	$29,355	$26,307	$—	$158,524

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the periods indicated:

	Year Ended September 30,
	2020	2019	2018
	(Dollars in thousands)
Beginning balance	$1,068,227	$889,506	$837,898
Deposits acquired in South Sound Acquisition	—	151,538	—
Net deposits before interest credited	285,544	22,618	48,830
Interest credited	4,635	4,565	2,778
Net increase in deposits	290,179	178,721	51,608
Ending balance	$1,358,406	$1,068,227	$889,506

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Borrowings are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2020, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount to 45% of the Bank’s total assets, limited by available collateral, under which $10.0 million in borrowings were outstanding. The Bank maintains a short-term borrowing line of credit with the FRB with total credit based on eligible collateral.  At September 30, 2020, the Bank had no outstanding balance and $71.90 million in unused borrowing capacity on this borrowing line of credit. A short-term borrowing line of credit of $50.00 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2020.

The following table sets forth certain information regarding borrowings, including repurchase agreements, by the Bank at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2020	2019	2018
	(Dollars in thousands)
Average total borrowings	$5,685	$—	$—

Weighted average rate paid on total borrowings	1.16%	—%	—%

Total borrowings outstanding at end of period	$10,000	$—	$—
________________________

The Bank did not have any short-term borrowings for the years ended September 30, 2020, 2019 and 2018.

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2020, the cash surrender value of bank owned life insurance (“BOLI”) was $21.60 million.

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

Insurance of Accounts and Regulation by the FDIC.  The deposit insurance fund (the "DIF") of the FDIC insures deposit accounts in the Bank up to $250,000 per separately insured deposit ownership right or category.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The Bank's deposit insurance premiums for the year ended September 30, 2020 were $204,000.

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

Capital Requirements.  Federally insured financial institutions, such as the Bank, are required to maintain a minimum level of regulatory capital.

The Bank is subject to capital regulations adopted by the FDIC, which establish minimum required ratios for common equity Tier 1 ("CET1"), leverage and Tier 1 capital ratios, and require an additional capital conservation buffer over the required minimum capital ratios, and defines what qualifies as capital for purposes of meeting the capital requirements. The

Federal Reserve has adopted parallel regulations for bank holding companies. These regulations implement the regulatory capital reforms required by the Dodd Frank Act and the "Basel III" requirements.

Under the capital regulations, the required minimum capital level ratios are (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6.0%; (iii) a total capital ratio of 8.0%; and (iv) a leverage ratio of 4.0%. CET1 generally consists of common stock; retained earnings; accumulated other comprehensive income ("AOCI") unless an institution elects to exclude AOCI from regulatory capital; and certain minority interests; all subject to applicable regulatory adjustments and deductions. Tier 1 capital generally consists of CET1 and noncumulative perpetual preferred stock. Tier 2 capital generally consists of other preferred stock and subordinated debt meeting certain conditions plus an amount of the allowance for loan and lease losses up to 1.25% of assets. Total capital is the sum of Tier 1 and Tier 2 capital. The leverage ratio is the ratio of Tier 1 capital to average consolidated assets as reported on Call Reports, minus certain items deducted from Tier 1 capital. To be considered "well capitalized," a depository institution must have a (i) a total risk-based capital ratio of 10.0% or more, (ii) a CET1 risk-based capital ratio of 6.5% or more, (iii) a Tier 1 risk-based capital ratio of 8.0% or more, and (iv) a leverage ratio of 5.0% or more, and is not subject to any of certain specified requirements to meet and maintain a specific capital level for any capital measure.

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital ratios in order to avoid limitations on paying dividends, repurchasing shares and paying certain discretionary bonuses. At September 30, 2020, the Bank met the requirements to be "well capitalized" and the Bank's CET1 capital exceeded the required conservation buffer.

The following table compares the Bank's actual capital amounts at September 30, 2020 to its minimum regulatory capital requirements at that date (Dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$168,937	11.1%	$60,993	4.0%	$76,241	5.0%

Risk-based Capital Ratios:
CET1 capital	168,937	19.7	38,504	4.5	55,618	6.5

Tier 1 capital	168,937	19.7	51,339	6.0	68,452	8.0

Total capital	179,671	21.0	68,452	8.0	85,566	10.0

The FDIC also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of particular risks or circumstances. Management of the Bank believes that, under the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future.

For additional information regarding the Bank's regulatory capital requirements, see Note 18 of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

In September 2019, the FDIC and other federal banking agencies adopted a final rule, effective January 1, 2020, creating a community bank leverage ratio ("CBLR") for institutions that have total consolidated assets of $10 billion or less and meet other qualifying criteria. The CBLR provides a simple measure of capital adequacy for qualifying institutions. Qualifying institutions that elect to use the CBLR framework and that maintain a leverage capital ratio of greater than 9% will be considered to have satisfied the general applicable risk-based and leverage capital requirements in the regulatory agencies' capital rules and to have met the well-capitalized ratio requirements. The Bank has not elected to use the CBLR framework as of September 30, 2020.

The Financial Accounting Standards Board has adopted a new accounting standard for GAAP that will be effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

The federal banking regulators (the Federal Reserve, the Office of the Comptroller of the Currency and the FDIC) have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

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

At September 30, 2020, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" above and Note 18 of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB based on the Bank's asset size and level of borrowings from the FHLB.  At September 30, 2020, the Bank had $1.92 million in FHLB stock, which was in compliance with this requirement.  The FHLB pays dividends quarterly, and the Bank received $52,000 in dividends during the year ended September 30, 2020.

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

Real Estate Lending Standards.  FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  The Bank’s Board of Directors is required to review and approve the Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratio should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s Board of Directors.  The Bank is in compliance with the record and reporting requirements.  As of September 30, 2020, the Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 0.3% of total capital and the Bank's loans on commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratios were 0.1% of total capital.

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

Federal Reserve System.  The Federal Reserve requires that all depository institutions maintain reserves on transaction accounts or non-personal time deposits.  These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank.  Negotiable order of withdrawal ("NOW") accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to reserve requirements, as are any non-personal time deposits at a savings bank.  In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At September 30, 2020, the Bank was in compliance with the reserve requirements in place at that time.

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

Acquisitions.  The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries.  Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. A bank holding company that meets certain supervisory and financial standards and elects to be designated as a financial holding company may also engage in certain securities, insurance and merchant banking activities and other activities determined to be financial in nature or incidental to financial activities. The Federal Reserve much approve the acquisition (or acquisition of control) of a bank or other FDIC-insured depository institution by a bank holding company, and the appropriate federal banking regulator must approve a bank's acquisition (or acquisition of control) of another bank or other FDIC-insured institution.

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

Capital Requirements.  As a bank holding company registered with the Federal Reserve, the Company is subject to the capital adequacy requirements of the Federal Reserve under the BHCA and the regulations of the Federal Reserve. For a bank holding company with less than $3.00 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If the Company were subject to regulatory guidelines for bank holding companies with $3.00 billion or more in assets, at September 30, 2020, the Company would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for the Company as of September 30, 2020 (Dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$172,000	11.3%

Risk-based Capital Ratios:
CET1 capital	172,000	20.1

Tier 1 capital	172,000	20.1

Total capital	182,805	21.3

For additional information see Note 18 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Among other requirements, the Dodd-Frank Act requires public companies, such as Timberland Bancorp, to (i) provide their shareholders with a non-binding vote (a) at least once every three years on the compensation paid to executive officers and (b) at least once every six years on whether they should have a “say on pay” vote every one, two or three years; (ii) have a separate, non-binding shareholder vote regarding golden parachutes for named executive officers when a shareholder vote takes place on mergers, acquisitions, dispositions or other transactions that would trigger the parachute payments; (iii) provide disclosure in annual proxy materials concerning the relationship between the executive compensation paid and the financial performance of the issuer; and (iv) amend Item 402 of Regulation S-K to require companies to disclose the ratio of the Chief Executive Officer's annual total compensation to the median annual total compensation of all other employees. For certain of these changes, the implementing regulations have not been promulgated, so the full impact of the Dodd-Frank Act on public companies cannot be determined at this time.

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

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Tax Act reduced the corporate federal income tax rate from a maximum of 35.0% to a flat 21.0%. The corporate federal income tax rate reduction was effective January 1, 2018. Since the Company has a fiscal year end of September 30, the reduced federal corporate income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 24.5%, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then a 21.0% federal corporate income tax rate for fiscal 2019 and thereafter. The Tax Act also required a revaluation of the Company’s deferred tax assets and liabilities to account for the future impact of lower corporate income tax rates and other provisions of the legislation. As a result of the Company’s revaluation, the net deferred tax asset (“DTA”) was reduced through an increase to the provision for income taxes. The revaluation of the DTA balance resulted in a one-time increase for the fiscal year ended September 30, 2018 to federal income tax of $548,000. For additional details see Note 14 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2016.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts at September 30, 2020. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

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

Employees and Human Capital Resources

As of September 30, 2020, the Company had 267 full-time employees and 19 part-time and on-call employees.  The employees are not represented by a collective bargaining unit, and the Company believes its relationship with its employees is good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank:

Executive Officers of the Company and Bank

	Age at September 30, 2020	Position
Name		Company	Bank
Michael R. Sand	66	President and Chief Executive Officer	President and Chief Executive Officer

Dean J. Brydon	53	Executive Vice President, Chief Financial Officer and Secretary	Executive Vice President, Chief Financial Officer and Secretary

Robert A. Drugge	69	Executive Vice President of Lending	Executive Vice President of Lending

Jonathan A. Fischer	46	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer

Edward C. Foster	63	Executive Vice President and Chief Credit Administrator	Executive Vice President and Chief Credit Administrator

Marci A. Basich	51	Senior Vice President and Treasurer	Senior Vice President and Treasurer

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

Risks Related to the COVID-19 Pandemic and Associated Economic Slowdown

The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has significantly adversely affected our operations and the way we provide banking services to businesses and individuals, many of whom are currently under some level of government restrictions.  As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. We have also opened several branch lobbies with modified access. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. If the COVID-19 pandemic worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

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

There is pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in changes in the demand for certain loan types, including government sponsored programs such as the Paycheck Protection Program ("PPP") through August 2020, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.
The impact of the pandemic is expected to continue to adversely affect us during the 2021 fiscal year and possibly longer as the ability of many of our customers to make loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of significant uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, not all of these borrowers may be able to resume making full payments on their loans once the COVID-19 pandemic is resolved. Any increases in the allowance for credit losses will result in a decrease in net income and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.
As of September 30, 2020, we hold and service SBA PPP loans with an aggregate balance of $126.82 million. These SBA PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our SBA PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on SBA PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a SBA PPP loan. We could face additional risks in our administrative capabilities to service our SBA PPP loans, and risk with respect to the determination of loan forgiveness, depending on the final procedures for determining loan forgiveness. In the event of a loss resulting from a default on a SBA PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced a SBA PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

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
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.
Risks Related to Economic Conditions

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

While real estate values and unemployment rates have recently improved, a deterioration in economic conditions in the market areas we serve could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our allowance for loan losses;

•the sale of foreclosed assets may slow;
•demand for our products and services may decline possibly resulting in a decrease in our total loans or assets;
•collateral for loans made may decline in value, exposing us to increased risk loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•the amount of our low-cost or non-interest bearing deposits may decrease and the composition of our deposits may be adversely affected.

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

Risks Related to our Lending Activities

Our real estate construction and land loans expose us to significant risks.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2020, construction loans totaled $219.50 million, or 19.4% of our total loan portfolio, of which $178.64 million were for residential real estate projects, $33.14 million for commercial real estate projects and $7.71 million for land development projects. This compares to total construction loans of $223.53 million, or 22.5% of our total loan portfolio at September 30, 2019, or a decrease of 1.8% during the past year. Approximately $129.57 million of our residential construction loans at September 30, 2020 were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In general, construction lending involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Construction lending involves additional risks when compared with permanent residential lending because funds are advanced upon the collateral for the project based on an estimate of costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders we deal with have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At September 30, 2020, $14.59 million of our construction portfolio was comprised of speculative one- to four-family construction loans. We also make land loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes. At September 30, 2020, land loans totaled $25.71 million, or 2.3% of our total loan portfolio. Loans on land under development or held for future construction as well as land loans made to individuals for the future construction of a residence also pose additional risk because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan, which makes them more susceptible to declines in real estate values, declines in overall economic conditions which may delay the development of the land and changes in the political landscape that could affect the permitted and intended use of the land being financed, and the potential illiquid nature of the collateral. In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support the debt service. At September 30, 2020, all construction loans were performing in accordance to their terms and $394,000 of land loans were non-performing.  A material increase in our non-performing construction or land loans could have a material adverse effect on our financial condition and results of operation.

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

At September 30, 2020, we had $453.57 million of commercial real estate mortgage loans, representing 40.0% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending because our balance in commercial real estate loans (including owner-occupied loans) at September 30, 2020 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2020, we had $69.54 million, or 6.1%, of total loans in commercial business loans (excluding SBA PPP loans).  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2020, $150.66 million, or 13.3%, of our total loan portfolio was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Recessionary conditions or declines in the volume of single-family real estate and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. Further, a decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

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

Lending money is a substantial part of our business, and each loan carries a certain risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•the cash flow of the borrower and/or the project being financed;
•the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•the duration of the loan;
•the credit history of a particular borrower; and
•changes in economic and industry conditions.

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged against operating income, which we believe is appropriate to provide for probable losses in our loan portfolio. The amount of this allowance is determined by our management through periodic comprehensive reviews and consideration of several factors, including, but not limited to:

•an ongoing review of the quality, size and diversity of the loan portfolio;
•evaluation of non-performing loans;
•historical default and loss experience;
•existing economic conditions and management's expectations of future events;
•risk characteristics of the various classifications of loans;

•the amount and quality of collateral, including guarantees, securing the loans; and
•regulatory requirements and expectations.

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

At September 30, 2020 our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and OREO and other repossessed assets) were $4.16 million, or 0.27% of total assets. Our non-performing assets adversely affect our net income in various ways:

•We do not record interest income on non-accrual loans or non-performing investment securities, except on a cash basis when the collectibility of the principal is not in doubt.
•We must provide for probable loan losses through a current period charge to the provision for loan losses.
•Non-interest expense increases when we must write down the value of properties in our OREO portfolio to reflect changing market values.
•Non-interest income decreases when we must recognize other-than-temporary impairment on non-performing investment securities.
•There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance costs related to our OREO.
•The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activity.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. In addition to the non-performing loans, there were $2.87 million in loans classified as performing troubled debt restructurings at September 30, 2020.

Risk Related to our Business Strategy

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

•We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;
•Higher than expected deposit attrition;
•The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its customers, we may not be able to realize the anticipated economic benefits of particular acquisitions within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
•To the extent our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operation and financial condition;
•We expect our net income will increase following an acquisition; however, we also expect our general and administrative expenses to increase, which could result to an increase in our efficiency ratio. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisition or branching activities may not be accretive to earnings in the short or long-term.

Risk Related to Market Interest Rates

Fluctuating interest rates can adversely affect our profitability

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. After steadily increasing the target federal funds rate in 2018 and 2017, the Federal Reserve Board in 2019 decreased the target federal funds rate by 75 basis points, and in response to the COVID-19 pandemic in March 2020, an additional 150 basis point decrease to a range of 0.00% to 0.25% as of March 31, 2020. The Federal Reserve Board could make additional changes during 2020 subject to economic conditions. If the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economy. In addition, deflationary pressures, while possibly lowering our operational costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.
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

A sustained increase or decrease in market interest rates could adversely affect our earnings. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity, has resulted in our having a significant amount of these deposits bearing a relatively low rate of interest and having a shorter duration than our assets. At September 30, 2020, we had $102.86 million in certificates of deposit that mature within one year and $1.20 billion in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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
Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Also, our interest rate risk modeling techniques and assumptions likely may not fully predict or capture the impact of actual interest rate changes on our balance sheet or projected operating results. In this regard, because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the recent 150 basis point reductions in the targeted federal funds rate, until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected. For further discussion of how changes in interest rates could impact us, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.

Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses.

Our investment securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for investment securities and limited investor demand. Our held to maturity and available for sale investment securities are evaluated for other-than-temporary-impairment ("OTTI"). If this evaluation shows impairment to the actual or projected cash flows associated with one or more investment securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale investment securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. We increase or decrease our shareholders' equity by the amount of change in the estimated fair value of the available-for-sale investment securities, net of income taxes. There can be no assurance that the declines in market value, including as a result of the COVID-19 pandemic, will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

During the year ended September 30, 2020, we recognized a $120,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2019, we recognized a $59,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. During the year ended September 30, 2018, we recognized a $68,000 recovery of OTTI charges on private label mortgage backed securities we hold for investment. At September 30, 2020, our remaining private label mortgage backed securities portfolio totaled $229,000 of which $209,000 was on non-accrual status.

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

Risks Related to Laws and Regulations

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. Certain significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business-How We Are Regulated". These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulation or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing marijuana businesses that are legal under state law. These guidelines allow us to work with marijuana-related businesses that are operating in accordance with state laws and regulations, so long as we comply with required regulatory oversight of their accounts with us. In addition, legislation is currently pending in Congress that would allow banks and financial institutions to serve marijuana businesses in states where it is legal without any risk of federal prosecution. At September 30, 2020, approximately 2.6% of our total deposits and a portion of our service charges from deposits are from legal marijuana-related businesses. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability.

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

Risks Related to Cybersecurity, Third Parties and Technology

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

Risks Related to Accounting Matters

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2020, and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital. The acquisition of South Sound Bank on October 1, 2018 substantially increased our goodwill.

We may experience decreases in the fair value of our servicing rights, which could reduce our earnings.

Servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2020, our servicing rights totaled $3.10 million (including a valuation allowance of $229,000).  Servicing rights are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis, we evaluate the fair value of servicing rights for impairment by comparing actual cash flows and estimated cash flows from the servicing assets to those estimated at the time servicing assets were originated.  Our methodology for estimating the fair value of servicing rights is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the servicing rights portfolio.  For example, a decrease in interest rates typically increases the prepayment speeds of servicing rights and therefore decreases the fair value of the servicing rights.  Future decreases in interest rates could decrease the fair value of our servicing rights below their recorded amount, which would decrease our earnings.

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

Other Risks Related to Our Business

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential to our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and at times, borrowings from the FHLB, borrowings from the FRB and other borrowings to fund our operations. At September 30, 2020, we had $10.00 million in outstanding FHLB borrowings and an additional $435.99 million of available borrowing capacity through the FHLB and the FRB. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity.  Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our deposits are concentrated or adverse regulatory action against us.

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide

LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, or other securities or financial arrangements, given LIBOR's role in determining market interest rates globally. The Federal Reserve Board, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing the U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by Treasury securities ("SOFR"). SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions. Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although transactions using SOFR have been completed including by Fannie Mae. Both Fannie Mae and Freddie Mac have recently announced that they will cease accepting adjustable rate mortgages tied to LIBOR by the end of 2020 and will soon begin accepting mortgages based on SOFR. Continued uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and securities in our portfolio. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may experience significant expenses in effecting the transition, and may be subject to disputes or litigation with customers and creditors over the appropriateness or comparability to LIBOR of the substitute indices, which could have an adverse effect on our results of operations.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2020, the Bank operated 24 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office, the Lacey office at 1751 Circle Lane SE and the Lacey office at 4530 Lacey Blvd SE, which are leased.

Location	Year Opened	Deposits at September 30, 2020
		(In thousands)
Main Office:

624 Simpson Avenue Hoquiam, Washington 98550	1966	$79,164

Branch Offices:

300 N. Boone Street Aberdeen, Washington 98520	1974	41,102

201 Main Street South Montesano, Washington 98563	2004	46,457

361 Damon Road Ocean Shores, Washington 98569	1977	41,481

2418 Meridian Avenue East Edgewood, Washington 98371	1980	63,003

202 Auburn Way South Auburn, Washington 98002	1994	42,401

12814 Meridian Avenue East (South Hill) Puyallup, Washington 98373	1996	51,780

(table continued on the following page)

Location	Year Opened	Deposits at September 30, 2020
(In thousands)

1201 Marvin Road, N.E. Lacey, Washington 98516	1997	34,674

101 Yelm Avenue W. Yelm, Washington 98597	1999	44,090

20464 Viking Way NW Poulsbo, Washington 98370	1999	28,193

2419 224th Street E. Spanaway, Washington 98387	1999	56,294

801 Trosper Road SW Tumwater, Washington 98512	2001	51,052

7805 South Hosmer Street Tacoma, Washington 98408	2001	119,664

2401 Bucklin Hill Road Silverdale, Washington 98383	2003	51,946

423 Washington Street SE Olympia, Washington 98501	2003	70,826

3105 Judson Street Gig Harbor, Washington 98335	2004	55,254

117 N. Broadway Aberdeen, Washington 98520	2004	60,701

313 West Waldrip Street Elma, Washington 98541	2004	59,166

1751 Circle Lane SE Lacey, Washington 98503	2004	18,257

101 2nd Street Toledo, Washington 98591	2004	50,321

209 NE 1st Street Winlock, Washington 98586	2004	28,082

714 W. Main Street Chehalis, Washington 98532	2009	49,693

2850 Harrison Ave NW Olympia, Washington 98502	2018	85,931

4530 Lacey Blvd SE Lacey, Washington 98503	2018	128,874

Loan Servicing Center/Call Center:

120 Lincoln Street Hoquiam, Washington 98550	2003	N/A
Data Center:

106 South 3rd Street Elma, Washington 98541	2020	N/A

Administrative Offices:

305 8th Street Hoquiam, Washington 98550	2004	N/A

Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2020, the Bank operated 25 proprietary automated teller machines ("ATMs") that are part of a nationwide cash exchange network.

Leases

The Company adopted Accounting Standards Codification ("ASC") 842 ("ASC 842") on October 1, 2019 and began recording operating lease liabilities and operating lease right-of-use ("ROU") assets on the consolidated balance sheets. The Company has operating leases for three retail bank branch offices. The ROU assets totaled $2.89 million at October 1, 2019. The Company's leases have remaining lease terms of 22 months to eleven years, some of which include options to extend the leases for up to five years. For additional information regarding operating lease liabilities and operating lease ROU assets see Note 10 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of November 30, 2020, there were 8,315,993 shares of common stock issued and approximately 451 shareholders of record.  Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of directors has declared quarterly cash dividends on our common stock for 32 consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by banking regulations.

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

The Company has had various stock repurchase programs since January 1998. On July 28, 2015, the Company announced a plan to repurchase 352,681 shares of the Company's common stock. This marked the Company's 17th stock repurchase plan. On March 16, 2020, the Company temporarily suspended stock repurchases and then on October 29, 2020 announced plans to resume purchases under the existing stock repurchase program. As of September 30, 2020, the Company had repurchased 207,829 shares under this plan at an average price of $15.71 per share. Cumulatively, since January 1998 the Company has repurchased 7,991,763 shares at an average price of $9.15 per share.

The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans

July 1, 2020 - July 31, 2020	—	$—	—	144,852

August 1, 2020 - August 31, 2020	—	—	—	144,852

September 1, 2020 - September 30, 2020	—	—	—	144,852

Total	—	$—	—	144,852

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and with the SNL Thrift $500 Million to $1 Billion Index, peer group indices.  Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2015.

Timberland Bancorp, Inc.
Total Return Performance
Timberland Bancorp, Inc.
Nasdaq Composite Index
SNL Thrift $500M-$1B Index
Index Value
400
300
200
100
0
09/30/15
09/30/16
09/30/17
09/30/18
09/30/19
09/30/20

	Year Ended
Index	9/30/2015	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020
Timberland Bancorp, Inc.	$100.00	$148.61	$302.35	$307.23	$278.16	$189.51
NASDAQ Composite Index	100.00	116.42	144.00	180.24	181.19	255.40
SNL Thrift $500M-$1B Index *	100.00	113.81	163.99	189.97	172.63	145.82
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

	At September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$1,565,978	$1,247,132	$1,018,290	$952,024	$891,388
Loans receivable, net	1,013,875	886,662	725,391	690,364	663,146
Investment securities held to maturity	27,890	31,102	12,810	7,139	7,511
Investment securities available for sale	57,907	22,532	1,154	1,241	1,342
FHLB stock	1,922	1,437	1,190	1,107	2,204
Other investments	3,000	3,000	3,000	3,000	—
Cash and due from financial institutions and interest-bearing deposits in banks	314,452	143,015	148,864	148,188	108,941
Certificates of deposit held for investment	65,545	78,346	63,290	43,034	53,000
OREO and other repossessed assets, net	1,050	1,683	1,913	3,301	4,117
Deposits	1,358,406	1,068,227	889,506	837,898	761,534
FHLB borrowings	10,000	—	—	—	30,000
Shareholders' equity	187,630	171,067	124,657	111,000	96,834

	Year Ended September 30,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$55,583	$55,725	$41,833	$38,338	$34,875
Interest expense	4,701	4,565	2,778	3,197	4,072
Net interest income	50,882	51,160	39,055	35,141	30,803
Provision for (recapture of) loan losses	3,700	—	—	(1,250)	—
Net interest income after provision for (recapture of) loan losses	47,182	51,160	39,055	36,391	30,803
Non-interest income	17,188	14,341	12,544	12,368	10,889
Non-interest expense	34,063	35,580	29,177	27,516	26,637
Income before income taxes	30,307	29,921	22,422	21,243	15,055
Provision for income taxes	6,038	5,901	5,701	7,076	4,901
Net income	$24,269	$24,020	$16,721	$14,167	$10,154

Net income per common share:
Basic	$2.91	$2.89	$2.28	$1.99	$1.48
Diluted	$2.88	$2.84	$2.22	$1.92	$1.43
Dividends per common share	$0.85	$0.78	$0.60	$0.50	$0.37
Dividend payout ratio (1)	29.19%	27.04%	26.50%	25.70%	25.39%
_______________
(1)Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2020	2019	2018	2017	2016
OTHER DATA:

Number of real estate loans outstanding	2,508	2,766	2,550	2,593	2,615
Deposit accounts	58,566	59,547	55,441	54,707	53,611
Full-service offices	24	24	22	22	22

	At or For the Year Ended September 30,
	2020	2019	2018	2017	2016
KEY FINANCIAL RATIOS:

Performance Ratios:
Return on average assets (1)	1.75%	1.96%	1.70%	1.53%	1.19%
Return on average equity (2)	13.59	14.91	14.27	13.65	11.00
Interest rate spread (3)	3.70	4.31	4.10	3.93	3.72
Net interest margin (4)	3.90	4.50	4.23	4.07	3.88
Average interest-earning assets to average interest-bearing liabilities	155.98	148.15	144.17	137.75	131.69
Non-interest expense as a percent of average total assets	2.45	2.91	2.96	2.98	3.13

Efficiency ratio (5)	50.04	54.32	56.55	57.92	63.89

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	0.28%	0.34%	0.18%	0.28%	0.45%
Non-performing assets as a percent of total assets (6)	0.27	0.40	0.36	0.60	0.88
Allowance for loan losses as a percent of total loans receivable, net (7)	1.31	1.08	1.30	1.36	1.46
Allowance for loan losses as a percent of non-performing loans (8)	461.76	319.49	723.61	499.90	326.66
Net charge-offs (recoveries) to average outstanding loans	—	(0.02)	—	(0.14)	0.02

Capital Ratios:
Total equity-to-assets ratio	11.98%	13.71%	12.24%	11.66%	10.86%
Average equity to average assets	12.85	13.17	11.90	11.25	10.84
__________________
(1)Net income divided by average total assets.
(2)Net income divided by average total equity.
(3)Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4)Net interest income before provision for (recapture of) loan losses as a percentage of average interest-earning assets.
(5)Non-interest expenses divided by the sum of net interest income and non-interest income.
(6)Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, OREO and other repossessed assets.
(7)Loans receivable is before the allowance for loan losses.
(8)Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing.  TDRs that are on accrual status are not included.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 branches (including its main office in Hoquiam).  At September 30, 2020, the Company had total assets of $1.57 billion, net loans receivable of $1.01 billion, total deposits of $1.36 billion and total shareholders’ equity of $187.63 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

On October 1, 2018, the Company completed the South Sound Acquisition. The operating results for the years ended September 30, 2019 and 2020 include the operating results produced by the net assets acquired in the South Sound Acquisition. For additional information on the South Sound Acquisition, see Note 2 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, the interest earned on those assets, the volume and mix of interest-bearing liabilities and the interest paid on those interest-bearing liabilities. Management attempts to maintain a net interest margin placing it within the top quartile of its Washington State peers. Because of the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate (in March 2020), until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company recorded provisions for loan losses of $3.70 million for the year ended September 30, 2020 compared to none for the year ended September 30, 2019 due primarily to forecasted probable loan losses reflecting the potential future impact of the COVID-19 pandemic on the economy.

On March 24, 2020, Washington State Governor Jay Inslee signed a statewide order due to the COVID-19 pandemic requiring residents to stay-at-home unless involved in an essential activity. All business, except those that are considered essential, were also ordered to close. Although the stay-at-home order has been lifted and certain businesses were allowed to re-open, many restrictions remain in place. As an essential business, the Company took various steps to ensure the safety of customers and personnel including branch lobby closures. To ensure the safety of the Company's customers and employees, services are offered through drive up facilities and/or by appointment at some locations and other branch offices are now open on a modified basis. Some of the Company's employees are working remotely or have flexible work schedules, and protective measures within the Company's offices have been established to help ensure the safety of those that employees who must work on-site.

The Company has worked with loan customers on loan deferral and forbearance plans. In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. The majority of these borrowers had resumed making payments as of September 30, 2020 and only five loans totaling $5.87 million remained on deferral status as of that date. These modifications were not classified as TDRs at September 30, 2020 in accordance with guidance of the CARES Act and related regulatory guidance. The CARES Act also authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020 through its conclusion in August 2020. As of September 30, 2020, the Company had $126.82 million in PPP loans to new and existing customers who are small to midsize businesses as well as non-profit organizations, independent contractors, and partnerships as allowed under PPP guidance issued in April 2020.

Net income is also affected by non-interest income and non-interest expense.  For the year ended September 30, 2020, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold, escrow fee and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any. Non-interest income is also decreased by by valuation allowances on servicing rights and increased by recoveries of valuation allowances on servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, amortization of CDI, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses and other non-interest expenses. Non-interest expense in certain periods are reduced by gains on the sale of premises and equipment and by gains on the sale of OREO.  Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number and balances of loan and deposit accounts.

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

Managing exposure to fluctuating interest rates. For many years, the majority of the loans the Bank has retained in its portfolio have generally possessed periodic interest rate adjustment features or have been relatively short term in nature. Loans originated for portfolio retention have generally included ARM loans, short-term construction loans, and to a lesser extent commercial business loans with interest rates tied to a market index such as the Prime Rate. Longer term fixed-rate mortgage loans have generally been originated for sale into the secondary market, although from time to time the Bank may retain a portion of its fixed-rate mortgage loan originations and extend the initial fixed rate period of its hybrid ARM commercial real estate loans for asset/liability purposes.

Continue generating revenues through mortgage banking operations. The substantial majority of the fixed-rate residential mortgage loans we originate are sold into the secondary market with servicing retained. This strategy produces gains on the sale of such loans and reduces the interest rate and credit risk associated with fixed-rate residential lending. We continue to originate custom construction and owner/builder construction loans for sale into the secondary market upon the completion of construction.

Maintaining strong asset quality. We believe that strong asset quality is a key to our long-term financial success. The percentage of non-performing loans to loans receivable, net was 0.28% and 0.34% at September 30, 2020 and 2019, respectively. The Company's percentage of non-performing assets to total assets at September 30, 2020 was 0.27% compared to 0.40% at September 30, 2019. Non-performing assets have decreased to $4.16 million at September 30, 2020 from $14.98 million at September 30, 2015. We continue to seek to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate. We have also accepted short payoffs on delinquent loans, particularly when such payoffs result in a smaller loss to us than foreclosure. Although the Company plans to continue to place emphasis on certain lending products, such as commercial real estate loans, construction loans, and commercial business loans, the Company expects to continue to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

Critical Accounting Policies and Estimates

The Company has established various accounting policies that govern the application of GAAP in the preparation of the Company's Consolidated Financial Statements. The Company has identified six policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the determination of any OTTI in the fair value of investment securities, the valuation of servicing rights, the valuation of OREO, the valuation of assets acquired and liabilities assumed in acquisitions and the valuation of goodwill for potential impairment. These policies and the judgments, estimates and assumptions are described in greater detail in the notes to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. In particular, Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” generally describes the Company's accounting policies. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

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

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by NXTsoft Data Analytics, LLC (“NXTsoft”), a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on a rate shock analysis prepared by NXTsoft based on data at September 30, 2020, an immediate increase in interest rates of 100 basis points would increase the Bank’s projected net interest income by approximately 7.7%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one year period.  Conversely, an immediate decrease in interest rates of 100 basis points would decrease the Bank's projected net interest income by approximately 2.4%. See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans, and accordingly reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2020, the consumer, commercial business and construction loan portfolios amounted to $35.65 million, $196.36 million and $219.50 million, or 3.1%, 17.3% and 19.4% of total loans receivable, respectively.

Quantitative Aspects of Market Risk.  The model provided for the Bank by NXTsoft estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by NXTsoft based on data at September 30, 2020:

Hypothetical	Net Interest Income (1)(2)			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario (3)	Value	from Base	from Base	Value	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$58,220	$14,498	33.16%	$336,755	$83,172	32.80%
+300	54,406	10,684	24.44	316,761	63,178	24.91
+200	50,681	6,959	15.92	296,000	42,417	16.73
+100	47,067	3,345	7.65	274,741	21,158	8.34
BASE	43,722	—	—	253,583	—	—
-100	42,653	(1,069)	(2.44)	230,772	(22,811)	(9.00)
-200	42,370	(1,352)	(3.09)	253,236	(347)	(0.14)
___________
(1)Does not include loan fees.
(2)Includes BOLI income, which is included in non-interest income in the Consolidated Financial Statements.
(3)No rates in the model are allowed to go below zero.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results.  Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 9.0% decrease in NPV and a 2.4% decrease in net interest income.  In the event of a 100 basis point increase in interest rates, an 8.3% increase in NPV and a 7.7% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in increases in net interest income and NPV in a rising interest rate scenario and decreases in net interest income and NPV in a declining interest rate scenario.

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

Comparison of Financial Condition at September 30, 2020 and September 30, 2019

The Company's total assets increased by $318.85 million, or 25.6%, to $1.57 billion at September 30, 2020 from $1.25 billion at September 30, 2019.  The increase in assets was primarily due to increase in total cash and cash equivalents, net loans receivable, and investment securities. The increase in total assets was funded primarily by increases in total deposits and FHLB borrowings.

Net loans receivable increased by $127.21 million, or 14.3%, to $1.01 billion at September 30, 2020 from $886.66 million at September 30, 2019, primarily due to increases in commercial business (including $126.82 million of SBA PPP loans), commercial real estate, and multi-family loans. These increases were partially offset by decreases in one- to four-family mortgage and consumer loans.

Total deposits increased by $290.18 million, or 27.2%, to $1.36 billion at September 30, 2020 from $1.07 billion at September 30, 2019, primarily due to increases in non-interest bearing demand account balances, NOW checking account balances, savings account balances, and money market account balances.

Shareholders' equity increased by $16.56 million, or 9.7%, to $187.63 million at September 30, 2020 from $171.07 million at September 30, 2019.  The increase was primarily due to net income for the year ended September 30, 2020 of $24.27 million which was partially offset by $7.08 million in dividends paid to shareholders and $1.24 million in common stock repurchases.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents: Cash and cash equivalents increased by $171.44 million, or 119.9%, to $314.45 million at September 30, 2020 from $143.02 million at September 30, 2019.  The increase was primarily a result of increases in total deposits, which exceeded the funds required for loan originations and purchases of investment securities.

CDs Held for Investment: CDs held for investment decreased by $12.80 million, or 16.3%, to $65.55 million at September 30, 2020 from $78.35 million at September 30, 2019. Funds received as CDs matured were invested into other interest-earning assets as interest rates on CDs decreased during the year.

Investment Securities and Investments in Equity Securities:  Investment securities and investments in equity securities increased by $32.18 million, or 59.0%, to $86.77 million at September 30, 2020 from $54.59 million at September 30, 2019.  The increase was primarily due to the purchase of additional agency mortgage-backed investment securities as the Company put a portion of its excess overnight liquidity into higher-earning investment securities during the year ended September 30, 2020. These increases were partially offset by maturities, prepayments and scheduled amortization of other investment securities. For additional details on investment securities, see "Item 1. Business - Investment Activities" and Note 4 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Stock: FHLB stock increased by $485,000, or 33.8%, to $1.92 million at September 30, 2020 from $1.44 million at September 30, 2019, due to purchases required by the FHLB as a result of the increase in total assets and FHLB borrowings.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at both September 30, 2020 and 2019. This investment is utilized to help satisfy compliance with the Company's Community Reinvestment Act ("CRA") investment test requirements.

Loans Held for Sale: Loans held for sale decreased to $4.51 million, or 25.7%, at September 30, 2020 from $6.07 million at September 30, 2019, primarily due to the timing and volume of mortgage banking loan sales. The Company sells longer-term fixed-rate residential loans and the guaranteed portion of SBA commercial business loans for asset-liability management purposes and to generate non-interest income.  The Company sold $167.24 million in loans during the year ended September 30, 2020 compared to $73.03 million for the year ended September 30, 2019. Sales of loans increased primarily due to increased refinance activity for one- to four-family loans due to the decrease in mortgage interest rates.

Loans Receivable, Net of Allowance for Loan Losses:  Net loans receivable increased by $127.21 million, or 14.3%, to $1.01 billion at September 30, 2020 from $886.66 million at September 30, 2019. The increase consisted of a $131.60 million increase in commercial business loans (including a $126.82 million increase in SBA PPP loans), a $34.46 million increase in commercial real estate loans, a $9.02 million increase in multi-family loans and smaller increases in several other categories. These increases were partially offset by a $14.08 million decrease in one- to four-family loans, an $8.85 million decrease in consumer loans and smaller decreases in several other categories.
Loan originations increased by $241.15 million, or 67.7%, to $597.19 million for the year ended September 30, 2020 from $356.04 million for the year ended September 30, 2019.  The increase in loan originations was primarily due to the funding of SBA PPP loans, increased loan demand for one- to four-family mortgage loan refinances, and the funding of several larger commercial business and commercial real estate loans. For additional information on loans, see "Item 1. Business - Lending Activities" and Note 5 to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment, Net:  Premises and equipment increased by $205,000, or 0.9%, to $23.04 million at September 30, 2020 from $22.83 million at September 30, 2019.  The increase was primarily due to capitalized remodeling costs associated with the Company's new data center facility. This increase was partially offset by normal depreciation and the sale of land acquired in the South Sound Acquisition that had been held for future expansion. For additional information on premises and equipment, see "Item 2. Properties" and Note 6 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

OREO and Other Repossessed Assets:  OREO and other repossessed assets decreased by $633,000, or 37.6%, to $1.05 million at September 30, 2020 from $1.68 million at September 30, 2019.  The decrease was primarily due to the sales of $460,000 in OREO properties and OREO valuation write-downs of $173,000. At September 30, 2020, total OREO and other repossessed assets consisted of six land parcels totaling $1.05 million.  The largest OREO property at September 30, 2020 was an undeveloped land parcel located in Lewis County with a balance of $702,000.  For additional information on OREO and other repossessed assets, see "Item 1. Business - Lending Activities - Other Real Estate Owned and Other Repossessed Assets" and Note 7 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased by $591,000, or 2.8%, to $21.60 million at September 30, 2020 from $21.01 million at September 30, 2019. The increase was due to net BOLI earnings, representing the increase in cash surrender value of the BOLI policies.

Goodwill:  The recorded amount of goodwill remained unchanged at $15.13 million at September 30, 2020 from September 30, 2019. The Company performed its annual review of goodwill during the quarter ended June 30, 2020 and determined that there was no impairment.  As of September 30, 2020, management believes that there had been no subsequent events or changes in circumstances that would indicate a potential impairment of goodwill. For additional information on goodwill, see Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

CDI: CDI decreased by $406,000, or 20.0% to $1.63 million at September 30, 2020 from $2.03 million at September 30, 2019 due to scheduled amortization. For additional information on CDI, see Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Servicing Rights, Net:  Servicing rights increased by $687,000, or 28.5%, to $3.10 million at September 30, 2020 from $2.41 million at September 30, 2019, primarily due to additional capitalized Freddie Mac servicing rights for loans being sold with servicing retained, which was partially offset by amortization and valuation allowances. The principal amount of loans serviced for Freddie Mac and the SBA increased by $27.46 million, or 6.9%, to $426.58 million at September 30, 2020 from $399.12 million at September 30, 2019.  For additional information on servicing rights, see Note 9 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Operating Lease Right-of-Use Assets: Operating lease right-of-use-assets increased to $2.59 million at September 30, 2020 as the Company adopted ASC 842 on October 1, 2019 and began recording operating lease right-of-use assets and operating lease liabilities on the balance sheet. The operating lease right-of-use assets at September 30, 2020 represented the present value of three operating leases on branch facilities. The Company adopted the provisions of ASC 842 utilizing the optional transition method and therefore prior periods have not been restated. For additional information on leases, see Note 10 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Other Assets: Other assets decreased by $2.02 million, or 38.0%, to $3.30 million at September 30, 2020 from $5.32 million at September 30, 2019. The decrease was primarily due to decreases in miscellaneous receivables (including income tax receivables) and prepaid expenses.

Deposits: Deposits increased by $290.18 million, or 27.2%, to $1.36 billion at September 30, 2020 from $1.07 billion at September 30, 2019.  The increase consisted of a $145.42 million increase in non-interest bearing demand account balances, a $79.84 million increase in NOW checking account balances, a $55.36 million increase in savings account balances, and a $16.69 million increase in money market account balances. These increases were partially offset by a $7.13 million decrease in certificates of deposit account balances. The increase in deposits was primarily driven by proceeds from SBA PPP loans and government stimulus checks deposited directly into customer accounts, organic growth in customer relationships and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and Note 11 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings increased to $10.00 million at September 30, 2020, as the Company borrowed funds consistent with its asset-liability objectives in March 2020 as long-term rates dropped to historic lows in response to the COVID-19 pandemic. At September 30, 2020, FHLB borrowings consisted of two $5.00 million borrowings, with scheduled maturities at March 2025 and March 2027, which bear interest at 1.19% and 1.11%, respectively. The Company did not have any FHLB borrowings at September 30, 2019. For additional information on FHLB borrowings, see Note 12 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

Operating Lease Liabilities: Operating lease liabilities increased to $2.63 million at September 30, 2020 as the Company adopted ASC 842 on October 1, 2019 and began recording operating lease liabilities and operating lease right-of-use assets on the balance sheet. The operating lease liability at September 30, 2020 represented the present value of three operating leases on branch facilities. The Company adopted the provisions of ASC 842 utilizing the optional transition method and therefore prior periods have not been restated. For additional information on leases, see Note 10 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Other Liabilities and Accrued Expenses: Other liabilities and accrued expenses decreased by $526,000, or 6.7%, to $7.31 million at September 30, 2020 from $7.84 million at September 30, 2019. The decrease was primarily due to timing differences in the normal course of business and a reduction in deferred compensation payable.

Shareholders' Equity:  Total shareholders' equity increased by $16.56 million, or 9.7%, to $187.63 million at September 30, 2020 from $171.07 million at September 30, 2019.  The increase was primarily due to net income of $24.27 million for the year ended September 30, 2020, which was partially offset by the payment of $7.08 million in dividends to common shareholders and the repurchase of 56,601 shares of the Company's common stock for $1.24 million during the year ended September 30, 2020. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2020 and 2019

Net income for the year ended September 30, 2020 increased by $249,000, or 1.0%, to $24.27 million from $24.02 million for the year ended September 30, 2019.  Net income per diluted common share increased by $0.04, or 1.4%, to $2.88 for the year ended September 30, 2020 from $2.84 for the year ended September 30, 2019. The increase in net income was primarily due to an increase in non-interest income and a decrease in non-interest expense. These increases to net income were partially offset by an increase in the provision for loan losses and a decrease in net interest income. The increase in non- interest income was primarily due to an increase in gain on sales of loans. The decrease in non-interest expense was primarily due to a decrease in data processing and telecommunication expenses. The increase in the provision for loan losses was primarily due to economic uncertainties associated with the COVID-19 pandemic.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income decreased by $278,000, or 0.5%, to $50.88 million for the year ended September 30, 2020 from $51.16 million for the year ended September 30, 2019.  The decrease in net interest income was primarily due to a decrease in the average yield on interest-earning assets, which was partially offset by an increase in the average balance of interest-earning assets.

Total interest and dividend income decreased by $142,000, or 0.3%, to $55.58 million for the year ended September 30, 2020 from $55.73 million for the year ended September 30, 2019, primarily due to a decrease in the average yield on interest-earning assets, which was partially offset by an increase in the average balance of interest-earning assets. The average yield on interest-earnings assets decreased to 4.26% for the year ended September 30, 2020 from 4.90% for the year ended September 30, 2019 as market rates decreased. Beginning in August 2019, the Federal Reserve reduced the targeted federal funds rate by 25 basis points three times in 2019 and during the quarter ended March 31, 2020 by 150 basis points in response to the COVID-19 pandemic, to a range of 0.00% to 0.25% at September 30, 2020. Partially offsetting the decrease in the average yield on interest-earning assets was an increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $166.51 million, or 14.6%, to $1.30 billion for the year ended September 30, 2020 from $1.14 billion for the year ended September 30, 2019. Interest income on loans receivable and loans held for sale increased by $2.21 million, or 4.5%, to $51.34 million for the year ended September 30, 2020 from $49.13 million for the year ended September 30, 2019, primarily due to a $91.42 million increase in the average balance of loans receivable during the current year. This increase was partially offset by a decrease in the average yield on loans receivable to 5.29% for the year ended September 30, 2020 from 5.59% for the year ended September 30, 2019.

During the year ended September 30, 2020, the accretion of the purchase accounting fair value discount on loans acquired in the South Sound Acquisition increased interest income on loans by $597,000 compared to $645,000 for the year ended September 30, 2019. The accretion of the net fair value discount on acquired loans increased the average yield on loans by six basis points for the year ended September 30, 2020 and seven basis points for the year ended September 30, 2019. The incremental accretion and the impact on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these acquired loans was $790,000 at September 30, 2020. During the year ended September 30, 2020 a total of $911,000 in non-accrual interest, pre-payment penalties and late fees was collected compared to $372,000 for the year ended September 30, 2019.

Also impacting the average yield and average interest-earning asset balances during the year ended September 30, 2020 were SBA PPP loans originated. These PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan. For the year ended September 30, 2020, average PPP loans were $55.40 million and the Company recorded $556,000 in interest income and accreted $1.04 million in PPP loan origination fees into income. Interest income on investment securities increased by $315,000, or 24.9%, to $1.58 million for the year ended September 30, 2020 from $1.26 million for the year ended September 30, 2019 primarily due to an increase in the average balance of investment securities, which was partially offset by a decrease in the average yield on investment securities. Interest income on interest-bearing deposits in banks and CDs decreased by $2.64 million, or 51.0%, to $2.54 million for the year ended September 30, 2020 from $5.17 million for the year ended September 30, 2019, primarily due to an decrease in the average yield to 1.00% from 2.41% as market rates decreased. The decrease in the average yield was partially offset by an increase in the average balance of interest-bearing deposits in banks and CDs.

Total interest expense increased by $136,000, or 3.0%, to $4.70 million for the year ended September 30, 2020 from $4.57 million for the year ended September 30, 2019. The increase in interest expense was primarily due to a increases in the average balances of interest-bearing deposits and FHLB borrowings, which were partially offset by a decrease in the average cost of interest-bearing liabilities. Average interest-bearing deposits increased by $62.52 million, or 8.1%, to $829.91 million for the year ended September 30, 2020 from $767.39 million for the year ended September 30, 2019 and average FHLB borrowings increased to $5.69 million for the year ended September 30, 2020 from $0 for the year ended September 30, 2019. The average cost of interest-bearing liabilities decreased to 0.56% for the year ended September 30, 2020 from 0.59% for the year ended September 30, 2019 as market interest rates for deposits decreased.

As a result of these changes, the net interest margin decreased 60 basis points to 3.90% for the year ended September 30, 2020 from 4.50% for the year ended September 30, 2019.

Provision for Loan Losses: Provisions for loan losses totaled $3.70 million for the year ended September 30, 2020 compared to no provision for loan losses for the year ended September 30, 2019. The provision for loan for the current fiscal year was primarily due to the deteriorating economic conditions and probable loan losses driven by the impact of the COVID-19 pandemic on the U.S. and global economies. The Company had net recoveries of $24,000 for the year ended September 30, 2020 and net recoveries of $160,000 for the year ended September 30, 2019.  The net charge-offs (recoveries) to average outstanding loans ratio was 0.00% for the year ended September 30, 2020 and (0.02)% for the year ended September 30, 2019. The level of delinquent loans (loans 30 or more days past due) decreased by $177,000, or 4.5%, to $3.75 million at September 30, 2020 from $3.93 million at September 30, 2019 and the level of loans graded substandard decreased by $1.67 million, or 31.4%, to $3.65 million at September 30, 2020 from $5.32 million at September 30, 2019. Special mention loans increased by $3.32 million or 130.2%, to $5.86 million at September 30, 2020 from $2.55 million at September 30, 2019. Non-accrual loans decreased by $128,000, or 4.2%, to $2.91 million at September 30, 2020 from $3.03 million at September 30, 2019.

The Company has worked with loan customers impacted by the COVID-19 pandemic on loan deferral and forbearance plans. In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans during the year ended September 30, 2020. Most of these borrowers had resumed making payments during the year and only five loans totaling $5.87 million remained on deferral status as of September 30, 2020. These modifications were not classified as TDRs at September 30, 2020 in accordance with guidance of the CARES Act and related regulatory guidance.

The $126.82 million balance of SBA PPP loans was omitted from the Company's normal allowance for loan losses calculation at September 30, 2020 as these loans are fully guaranteed by the SBA and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment amount determined at September 30, 2020 was $41,000 compared to $172,000 at September 30, 2019.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $790,000 at September 30, 2020. The Company believes this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on the comprehensive methodology, management believes the allowance for loan losses of $13.41 million at September 30, 2020 (1.31% of loans receivable and 461.8% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1. Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income increased by $2.85 million, or 19.9%, to $17.19 million for the year ended September 30, 2020 from $14.34 million for the year ended September 30, 2019.  The increase was primarily due to a $4.23 million increase in gain on sales of loans, recoveries of $483,000 of previously charged off receivables acquired in the South Sound Acquisition (which are recorded in the "Other, net" non-interest category), and smaller increases in several other categories. These increases were partially offset by a $1.05 million decrease in BOLI net earnings, a $757,000 decrease in service charges on deposits and smaller decreases in several other categories. The increase in gain on sales of loans was primarily due to an increase in the dollar amount of fixed rate one- to four-family loans originated and sold during the current year and an increase in the average pricing margin. The increase in mortgage banking volumes were largely due to increased refinance activity for single family homes due to lower mortgage interest rates. Net BOLI earnings were higher for the comparable period one year ago primarily due to a BOLI death benefit claim. The decrease in service charges on deposits was primarily due to a decrease in overdraft fee income.

Non-interest Expense:  Total non-interest expense decreased by $1.52 million, or 4.3%, to $34.06 million for the year ended September 30, 2020 from $35.58 million for the year ended September 30, 2019.  The decrease was primarily due to a $1.42 million decrease in data processing and telecommunications expense and smaller decreases in several other categories. Data processing related expenses were elevated for the year ended September 30, 2019 due to the Company's core operating system and ancillary technology systems conversions. The efficiency ratio for the year ended September 30, 2020 improved to 50.04% from 54.32% for the year ended September 30, 2019.

Provision for Income Taxes: The provision for income taxes increased by $137,000, or 2.3% to $6.04 million for the year ended September 30, 2020 from $5.90 million for the year ended September 30, 2019. The increase in the provision for income taxes was primarily due to higher income before income taxes. The Company's effective income tax rate was 19.9% for the year ended September 30, 2020 compared to 19.7% for the year ended September 30, 2019. Contributing to the lower effective income tax rate for the year ended September 30, 2019 was a higher percentage of tax-exempt income, primarily due to a BOLI death benefit claim. For additional information on income taxes, see Note 14 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

	Year Ended September 30,
	2020			2019			2018
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$970,400	$51,341	5.29%	$878,984	$49,127	5.59%	$721,472	$38,298	5.31%
Investment securities (2)	72,652	1,579	2.17	38,070	1,264	3.32	8,807	217	2.46
Dividends from mutual funds, FHLB stock and other investments	5,760	128	2.22	5,324	162	3.04	5,078	120	2.36
Interest-bearing deposits in banks and CDs	254,558	2,535	1.00	214,481	5,172	2.41	188,080	3,198	1.70
Total interest-earning assets	1,303,370	55,583	4.26	1,136,859	55,725	4.90	923,437	41,833	4.53
Non-interest-earning assets	85,842			86,494			60,728

Total assets	$1,389,212			$1,223,353			$984,165

Interest-bearing liabilities:
Savings accounts	$191,618	188	0.10	$162,266	106	0.07	$145,670	85	0.06
Money market accounts	148,506	735	0.49	154,375	1,119	0.72	139,138	722	0.52
NOW checking accounts	323,261	882	0.27	291,348	840	0.29	215,249	451	0.21
Certificates of deposit accounts	166,521	2,830	1.70	159,397	2,500	1.57	140,464	1,520	1.08
Long-term borrowings (3)	5,685	66	1.16	—	—	—	—	—	—
Total interest-bearing liabilities	835,591	4,701	0.56	767,386	4,565	0.59	640,521	2,778	0.43
Non-interest-bearing deposits	364,971			290,653			221,953
Other liabilities	10,110			4,229			4,549
Total liabilities	1,210,672			1,062,268			867,023

Shareholders' equity	178,540			161,085			117,142
Total liabilities and shareholders' equity	$1,389,212			$1,223,353			$984,165

Net interest income		$50,882			$51,160			$39,055
Interest rate spread			3.70%			4.31%			4.10%
Net interest margin (4)			3.90%			4.50%			4.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			155.98%			148.15%			144.17%
_______________________________________________
(1)Does not include interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (year ended September 30, 2020 - $3,196; year ended September 30, 2019 - $1,743 and year ended September 30, 2018 - $1,426) are included with interest and dividends. Accretion of the fair value discount on loans acquired in the South Sound Acquisition for the years ended September 30, 2020 and 2019 of $597 and $645, respectively, is included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Includes FHLB borrowings with original maturities of one year or greater.
(4)Net interest income divided by total average interest-earning assets.

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

	Year Ended September 30, 2020 Compared to Year Ended September 30, 2019 Increase (Decrease) Due to			Year Ended September 30, 2019 Compared to Year Ended September 30, 2018 Increase (Decrease) Due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
			(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$(2,714)	$4,928	$2,214	$2,112	$8,717	$10,829
Investment securities	(546)	861	315	99	948	1,047
Dividends from mutual funds, FHLB stock and other investments	(46)	12	(34)	36	6	42
Interest-bearing deposits in banks and CDs	(3,468)	831	(2,637)	1,478	496	1,974
Total net change in income on interest-earning assets	(6,774)	6,632	(142)	3,725	10,167	13,892

Interest-bearing liabilities:
Savings accounts	60	22	82	11	10	21
Money market accounts	(342)	(42)	(384)	311	86	397
NOW checking accounts	(47)	89	42	201	188	389
Certificates of deposit accounts	215	115	330	754	226	980
FHLB borrowings	33	33	66	—	—	—
Total net change in expense on interest-bearing liabilities	(81)	217	136	1,277	510	1,787
Net change in net interest income	$(6,693)	$6,415	$(278)	$2,448	$9,657	$12,105
______________
(1)Excludes interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.

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

The Bank must maintain an adequate level of liquidity to ensure the availability of sufficient funds to fund loan originations and deposit withdrawals, to satisfy other financial commitments and to take advantage of investment opportunities.  The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2020, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 29.1%.  At September 30, 2020, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which $10.0 million was outstanding. The Bank had $364.09 million available for additional borrowings with the FHLB at September 30, 2020. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2020, the Bank had no outstanding balance on this borrowing line, under which $71.90 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with PCBB. At September 30, 2020, the Bank did not have an outstanding balance on this borrowing line.

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

The Bank's primary investing activity is the origination of loans.  During the years ended September 30, 2020, 2019 and 2018, the Bank originated $597.19 million, $356.04 million and $329.59 million of loans, respectively.  At September 30, 2020, the Bank had loan commitments totaling $141.61 million and undisbursed construction loans in process totaling $100.56 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from September 30, 2020 totaled $102.86 million.  Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2020, 2019 and 2018, the Bank sold $167.24 million, $73.03 million and $66.40 million in loans and loan participation interests, respectively.  During the years ended September 30, 2020, 2019 and 2018, the Bank received $287.04 million, $241.66 million and $235.61 million in principal repayments, respectively.

The Bank’s liquidity has been impacted by increases in deposit levels.  During the years ended September 30, 2020, 2019 and 2018, deposits increased by $290.18 million, $178.72 million and $51.61 million, respectively.

Cash and cash equivalents, CDs held for investment and investment securities increased to $465.79 million at September 30, 2020 from $275.00 million at September 30, 2019.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. At September 30, 2020, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $2.63 million.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2020, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details see Note 18 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

Contractual obligations.  The following table presents, as of September 30, 2020, the Company’s significant fixed and determinable contractual operating lease obligations by payment date. There were no other fixed determinable contractual obligations outstanding at September 30, 2020.

	Payments due by period
	Less than 1 year	1 year through 3 years	After 3 years through 5 years	After 5 years	Total
Contractual obligations
	(Dollars in thousands)
Long-term debt obligations	$—	$—	$5,000	$5,000	$10,000
Operating lease obligations	327	652	630	1,322	2,931
Total contractual obligations	$327	$652	$5,630	$6,322	$12,931

Off-Balance Sheet Activities. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business in order to meet the financial needs of its customers. For information regarding our commitments and off-balance sheet arrangements, see Note 17 of the Notes to Consolidated Financial Statements included in Item 8. "Financial Statements and Supplementary Data" of this Form 10-K.

A summary of the Company's commitments at September 30, 2020 and 2019 is as follows (in thousands):

	2020	2019
Undisbursed portion of construction loans in process	$100,558	$92,226
Undisbursed lines of credit	103,030	80,184
Commitments to extend credit	38,581	16,578
Total commitments	$242,169	$188,988

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

Item 8.  Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	70
Consolidated Balance Sheets as of September 30, 2020 and 2019	71
Consolidated Statements of Income for the Years Ended
September 30, 2020, 2019 and 2018	73
Consolidated Statements of Comprehensive Income for the
Years Ended September 30, 2020, 2019 and 2018	75
Consolidated Statements of Shareholders' Equity for the
Years Ended September 30, 2020, 2019 and 2018	76
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2020, 2019 and 2018	78
Notes to Consolidated Financial Statements	80

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Timberland Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively referred to as "the financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America (U.S.).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Delap LLP

We have served as the Company's auditor since 2010.

Lake Oswego, Oregon
December 9, 2020

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

	2020	2019
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$21,877	$25,179
Interest-bearing deposits in banks	292,575	117,836
Total cash and cash equivalents	314,452	143,015

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	65,545	78,346
Investment securities held to maturity, at amortized cost (estimated fair value $29,827 and $32,580)	27,890	31,102
Investment securities available for sale, at fair value	57,907	22,532
Investments in equity securities, at fair value	977	958
Federal Home Loan Bank of Des Moines (“FHLB”) stock	1,922	1,437
Other investments, at cost	3,000	3,000
Loans held for sale	4,509	6,071
Loans receivable, net of allowance for loans losses of $13,414 and $9,690	1,013,875	886,662
Premises and equipment, net	23,035	22,830
Other real estate owned (“OREO”) and other repossessed assets, net	1,050	1,683
Accrued interest receivable	4,484	3,598
Bank owned life insurance (“BOLI”)	21,596	21,005
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	1,625	2,031
Servicing rights, net	3,095	2,408
Operating lease right-of-use ("ROU") assets	2,587	—
Other assets	3,298	5,323
Total assets	$1,565,978	$1,247,132

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$441,889	$296,472
Interest-bearing	916,517	771,755
Total deposits	1,358,406	1,068,227

Operating lease liabilities	2,630	—
FHLB borrowings	10,000	—
Other liabilities and accrued expenses	7,312	7,838
Total liabilities	1,378,348	1,076,065

Commitments and contingencies (See Note 17)

See notes to consolidated financial statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Shareholders’ equity	2020	2019
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,310,793 shares issued and outstanding - September 30, 2020 8,329,419 shares issued and outstanding - September 30, 2019	42,396	43,030
Retained earnings	145,173	127,987
Accumulated other comprehensive income	61	50
Total shareholders’ equity	187,630	171,067
Total liabilities and shareholders’ equity	$1,565,978	$1,247,132

See notes to consolidated financial statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2020, 2019 and 2018

	2020	2019	2018
Interest and dividend income
Loans receivable and loans held for sale	$51,341	$49,127	$38,298
Investment securities	1,579	1,264	217
Dividends from mutual funds, FHLB stock and other investments	128	162	120
Interest-bearing deposits in banks and CDs	2,535	5,172	3,198
Total interest and dividend income	55,583	55,725	41,833

Interest expense
Deposits	4,635	4,565	2,778
FHLB borrowings	66	—	—
Total interest expense	4,701	4,565	2,778

Net interest income	50,882	51,160	39,055

Provision for loan losses	3,700	—	—

Net interest income after provision of loan losses	47,182	51,160	39,055

Non-interest income
Recoveries on investment securities	120	71	73
Adjustment for portion of other than temporary impairment ("OTTI") transferred from other comprehensive income (loss) (before income taxes)	—	(12)	(5)
Net recoveries on investment securities	120	59	68

Gain on sales of investment securities, net	—	47	—
Service charges on deposits	4,147	4,904	4,581
ATM and debit card interchange transaction fees	4,378	4,036	3,570
BOLI net earnings	591	1,641	547
Gain on sales of loans, net	5,979	1,754	1,893
Escrow fees	273	197	211
Servicing income on loans sold	193	466	480
Valuation allowance on servicing rights, net	(221)	(4)	—
Fee income from non-deposit investment sales	22	46	109
Other, net	1,706	1,195	1,085
Total non-interest income, net	17,188	14,341	12,544

 See notes to consolidated financial statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2020, 2019 and 2018

	2020	2019	2018
Non-interest expense
Salaries and employee benefits	$18,351	$18,545	$15,740
Premises and equipment	3,962	3,831	3,231
Loss (gain) on sales/dispositions of premises and equipment, net	(98)	7	(102)
Advertising	631	696	782
OREO and other repossessed assets, net	276	221	140
ATM and debit card interchange transaction fees	1,628	1,583	1,296
Postage and courier	568	514	456
Amortization of CDI	406	452	—
State and local taxes	998	873	687
Professional fees	1,107	1,019	1,390
Federal Deposit Insurance Corporation ("FDIC") insurance	204	187	294
Loan administration and foreclosure	448	382	336
Data processing and telecommunications	2,285	3,707	1,938
Deposit operations	1,114	1,358	1,192
Other	2,183	2,205	1,797
Total non-interest expense, net	34,063	35,580	29,177

Income before income taxes	30,307	29,921	22,422

Provision for income taxes	6,038	5,901	5,701
Net income	$24,269	$24,020	$16,721

Net income per common share
Basic	$2.91	$2.89	$2.28
Diluted	$2.88	$2.84	$2.22

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2020, 2019 and 2018

	2020	2019	2018
Comprehensive income
Net income	$24,269	$24,020	$16,721
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $(1), $23, and $8, respectively	(3)	85	(39)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $(1), $(1), and $(2), respectively	(3)	(3)	(7)
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $0, $3, and $1, respectively	—	9	4
Accretion of OTTI on investment securities held to maturity, net of income taxes of $4, $6, and $10, respectively	17	25	37

Total other comprehensive income (loss), net of income taxes	11	116	(5)

Total comprehensive income	$24,280	$24,136	$16,716

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2020, 2019 and 2018

	Common Stock		Unearned Shares Issued to Employee Stock Ownership Plan ("ESOP")		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2017	7,361,077	$13,286	$(397)	$98,235	$(124)	$111,000

Net income	—	—	—	16,721	—	16,721
Other comprehensive loss	—	—	—	—	(5)	(5)
Exercise of stock options	40,100	318	—	—	—	318
Common stock dividends ($0.60 per common share)	—	—	—	(4,431)	—	(4,431)
Earned ESOP shares, net of income taxes	—	618	264	—	—	882
Stock option compensation expense	—	172	—	—	—	172

Balance, September 30, 2018	7,401,177	14,394	(133)	110,525	(129)	124,657

Net income	—	—	—	24,020	—	24,020
Other comprehensive income	—	—	—	—	116	116
Repurchase of common stock	(20,440)	(499)	—	—	—	(499)
Common stock issued for business combination	904,826	28,267	—	—	—	28,267
Exercise of stock options	43,856	401	—	—	—	401
Common stock dividends ($0.78 per common share)	—	—	—	(6,495)	—	(6,495)
Earned ESOP shares, net of income taxes	—	308	133	—	—	441
Stock option compensation expense	—	159	—	—	—	159
Adoption of Accounting Standards Update ("ASU") 2016-01	—	—	—	(63)	63	—

Balance, September 30, 2019	8,329,419	43,030	—	127,987	50	171,067

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2020, 2019 and 2018

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2019	8,329,419	$43,030	$127,987	$50	$171,067

Net income	—	—	24,269	—	24,269
Other comprehensive income	—	—	—	11	11
Repurchase of common stock	(56,601)	(1,238)	—	—	(1,238)
Exercise of stock options	37,975	391	—	—	391
Common stock dividends ($0.85 per common share)	—	—	(7,083)	—	(7,083)
Earned ESOP shares, net of income taxes	—	31	—	—	31
Stock option compensation expense	—	182	—	—	182

Balance, September 30, 2020	8,310,793	$42,396	$145,173	$61	$187,630
See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities
Net income	$24,269	$24,020	$16,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,572	1,604	1,290
Deferred income taxes	76	703	797
Amortization of CDI	406	452	—
Earned ESOP shares	31	441	882
Accretion of discount on purchased loans	(597)	(645)	—
Stock option compensation expense	182	159	172
Gain on sales of investment securities	—	(47)	—
Net recoveries on investment securities	(120)	(59)	(68)
Change in fair value of investments in equity securities	(19)	(41)	—
Gain on sales of OREO and other repossessed assets, net	(35)	(89)	(229)
(Accretion) amortization of discounts and premiums on securities	(183)	167	(17)
Provision for OREO losses	173	24	248
Gain on sales of loans, net	(5,979)	(1,754)	(1,893)
(Gain) loss on sales/dispositions of premises and equipment, net	(98)	7	(102)
Provision for loan losses	3,700	—	—
Loans originated for sale	(153,446)	(70,132)	(62,424)
Proceeds from sales of loans	160,987	67,600	66,131
Amortization of servicing rights	838	646	491
Valuation adjustment on servicing rights, net	221	8	—
BOLI net earnings	(591)	(613)	(547)
BOLI death benefit in excess of cash surrender value	—	(1,028)	—
Increase in deferred loan origination fees	3,637	161	171
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,168)	(3,476)	(173)
Net cash provided by operating activities	33,856	18,108	21,450

Cash flows from investing activities
Net decrease (increase) in CDs held for investment	12,801	(12,083)	(20,256)
Purchase of investment securities held to maturity	(10,255)	(13,166)	(6,073)
Purchase of investment securities available for sale	(41,212)	(20,909)	—
Proceeds from maturities and prepayments of investment securities held to maturity	13,818	11,784	554
Proceeds from maturities and prepayments of investment securities available for sale	5,802	1,412	41
Proceeds from sale of investment securities held to maturity	—	2,937	—
Proceeds from sales of investment securities available for sale	—	2,332	—
Purchase of FHLB stock	(485)	(42)	(83)
Increase in loans receivable, net	(133,953)	(39,536)	(35,522)
Additions to premises and equipment	(1,986)	(2,151)	(2,186)
Proceeds from sales of OREO and other repossessed assets	495	613	1,693
Proceeds from sales/dispositions of premises and equipment	307	—	463
Proceeds from death benefit on BOLI	—	3,078	—
Cash acquired, net of cash consideration paid in business combination	—	14,284	—
Escrow deposit for business combination	—	6,900	(6,900)
Net cash used in investing activities	(154,668)	(44,547)	(68,269)
See notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from financing activities
Net increase in deposits	$290,179	$27,183	$51,608
Proceeds from FHLB borrowings	10,000	—	—
Proceeds from exercise of stock options	391	401	318
Repurchase of common stock	(1,238)	(499)	—
Payment of dividends	(7,083)	(6,495)	(4,431)
Net cash provided by financing activities	292,249	20,590	47,495

Net increase (decrease) in cash and cash equivalents	171,437	(5,849)	676

Cash and cash equivalents
Beginning of year	143,015	148,864	148,188
End of year	$314,452	$143,015	$148,864

Supplemental disclosure of cash flow information
Income taxes paid	$5,522	$6,593	$4,462
Interest paid	4,760	4,457	2,714

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$—	$293	$324
Other comprehensive income (loss) related to investment securities	11	116	(5)
Operating lease liabilities arising from recording of ROU assets	2,889	—	—

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") (“GAAP”) and prevailing practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheets, and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the determination of any OTTI in the fair value of investment securities, the valuation of servicing rights, the valuation of OREO, the valuation of assets acquired and liabilities assumed in acquisitions and the valuation of goodwill for potential impairment.

Certain prior year amounts have been reclassified to conform to the 2020 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

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

Interest-bearing deposits in banks as of September 30, 2020 and 2019 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $266,171,000 and $102,189,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed the FDIC insurance limit of $250,000 per correspondent bank.  Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2020 and 2019.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

Acquired Loans

Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. PCI loans were insignificant as of September 30, 2020 and 2019.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording an allowance for loan losses.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Troubled Debt Restructured Loans

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. TDRs are considered impaired and are individually evaluated for impairment. TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. In March 2020, the Company announced loan modification programs to support and provide relief for its borrowers during the novel coronavirus of 2019 ("COVID-19") pandemic. The Company has followed the loan modification criteria within the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), which was signed into law on March 27, 2020 and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to a TDR classification. If it is determined that the modification does not meet the criteria under the CARES Act or interagency guidance to be excluded from TDR classification, the Company evaluates the loan modifications under its existing TDR framework. Loans subject to forbearance under the COVID-19 loan modification program are not reported as past due or placed on non-accrual status during the forbearance time period, and interest income continues to be recognized over the contractual life of the loans.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for probable losses inherent in the loan portfolio.  The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific and general components.  The specific component relates to loans that are deemed impaired.  For loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value less selling costs (if applicable), or observable market price of the impaired loan is lower than the recorded value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  The Company's historical loss experience is determined by evaluating the average net charge-offs over the most recent economic cycle, but not to exceed six years. Qualitative factors are determined by loan type and allow management to adjust reserve levels to reflect the current general economic environment and portfolio performance trends including recent charge-off trends.  Allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, the duration of the current business cycle, and regulatory requirements and expectations.  When determining the appropriate historical loss and qualitative factors, management took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and the Company's COVID-19 loan modification program. The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time the consolidated financial statements are prepared.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets.  No events or changes in circumstances have occurred during the years ended September 30, 2020 or 2019 that would cause management to evaluate the recoverability of the Company’s long-lived assets.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and the share price of the Company's common stock. The Company performed its fiscal year 2020 goodwill impairment test during the quarter ended June 30, 2020 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2020 and the step one test concluded that the reporting unit's fair value was more than its recorded value and, therefore, step two of the analysis was not necessary. Accordingly, the recorded value of goodwill as of May 31, 2020 was not impaired.

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

As of September 30, 2020, management believes that there were no events or changes in the circumstances since May 31, 2020 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or the recent decrease in the Company's stock price and market capitalization as a result of the COVID-19 pandemic were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operation and financial condition.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2016.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

Net Income Per Common Share

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed conversion of outstanding stock options.  Shares owned by the Bank’s ESOP that have not been allocated are not considered to be outstanding for the purpose of computing basic and diluted net income per common share.

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company.  Legal and other fees paid to this law firm for the years ended September 30, 2020, 2019 and 2018 totaled $78,000, $69,000 and $94,000, respectively.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers, which created FASB Accounting Standards Codification ("ASC") Topic 606 ("ASC 606"). The core principle of ASC 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASC 606 on October 1, 2018 using the modified retrospective approach. Therefore, the comparative information has not been adjusted and continues to be reported under the superseded ASC 605. There was no cumulative effect adjustment as of October 1, 2018, and there were no material changes to the timing or amount of revenue recognized for the year ended September 30, 2019; however, additional disclosures were incorporated in the footnotes upon adoption. The majority of the Company's revenue is comprised of interest income from financial assets, which is explicitly excluded from the scope of ASC 606. The Company elected to apply the practical expedient pursuant to ASC 606 and therefore does not disclose information about remaining performance obligations that have an original expected term of one year or less and allows the Company to expense costs related to obtaining a contract as incurred when the amortization period would have been one year or less. See Note 24 for additional information.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 generally requires equity investments - except those accounted for under the equity method of accounting or those that result in consolidation of the investee - to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 is intended to simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. ASU 2016-01 also eliminates certain disclosures related to the fair value of financial instruments and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. ASU 2016-01 was effective for fiscal years beginning after December 15, 2017, including interim periods

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

within those fiscal years. The Company adopted ASU 2016-01 on October 1, 2018. As required by ASU 2016-01, on October 1, 2018 the Company recorded a one-time cumulative effect adjustment of $63,000 representing net unrealized losses on equity securities (mutual funds) between accumulated other comprehensive loss and retained earnings on the accompanying consolidated balance sheet. Additionally, the fair values of financial instruments for disclosure purposes were computed using an exit price notion and deposits with no stated maturity are no longer included in the fair value disclosures in Note 22.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which created FASB ASC Topic 842 ("ASC 842") and is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASC 842 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASC 842 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASC 842 also provides an optional transition method for adoption, under which an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts ASC 842 will continue to be in accordance with current GAAP. ASC 842 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASC 842 is permitted. The Company adopted the provisions of ASC 842 effective October 1, 2019 utilizing the optional transition method and will not restate comparative periods. The Company also elected the package of practical expedients permitted under ASC 842's transition guidance, which allows the Company to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Company also elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. As a result of adopting ASC 842, ROU assets and operating lease liabilities increased by $2.89 million on October 1, 2019.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2022.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

The adoption ASU 2017-04 is not expected to a have a material impact on the Company's future consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. This ASU was effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018. The Company adopted ASU 2017-08 effective October 1, 2019 and it did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. This ASU was issued to provide clarity as to when to apply modification accounting when there is a change in the terms or conditions of a share-based payment award. According to the ASU, an entity should account for the effects of a modification unless the fair value, vesting conditions, and balance sheet classification of the award are the same after the modification as compared to the original award prior to modification. ASU 2017-09 was effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2017-09 effective October 1, 2018 and it did not have a material impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The following disclosure requirements were removed from ASC Topic 820, Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation process for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This ASU adds the following disclosure requirements for Level 3 measurements: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-13 effective October 1, 2020 and it is not expected to have a material impact on the Company's future consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. ASU 2018-15 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-15 effective October 1, 2020 and it is not expected to have a material impact on the Company's future consolidated financial statements.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidelines. ASU 2019-12 is effective for fiscal years beginning after December 15, 2021, including interim periods within fiscal years. The adoption of ASU 2019-12 is not expected to have a material impact on the Company's future consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of September 30, 2020. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented. The agencies confirmed in working with the staff of the FASB that short-term modification made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

The acquired loan portfolio was valued using Level 3 inputs (see Note 22) and included the use of present value techniques, including cash flow estimates and incorporated assumptions that the Company believes marketplace participants would use in estimating fair values.

The operating results of the Company for the years ended September 30, 2020 and 2019 include the operating results produced by the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date. The Company determined that the disclosure requirements related to the amounts of revenues and earnings from the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date is impracticable. The financial activity and operating results of the net assets acquired in the South Sound Acquisition were commingled with the Company's financial activity and operating results as of the acquisition date.

During the year ended September 30, 2020, the Company incurred acquisition-related expenses of $2,000 related to the South Sound Acquisition. During the year ended September 30, 2019, the Company incurred acquisition-related expenses of $462,000 related to the South Sound Acquisition, of which $317,000 is included in data processing and $145,000 is included in

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

professional fees in the accompanying consolidated statement of income. During the year ended September 30, 2018, the Company incurred acquisition-related expenses of $616,000 related to the South Sound Acquisition, which are all included in professional fees in the accompanying consolidated statement of income. South Sound Bank incurred acquisition-related expenses of $1,598,000 for the fiscal year ended September 30, 2018 related to the South Sound Acquisition.

Note 3 - Restricted Assets

Federal Reserve regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits. In response to the COVID-19 pandemic the Federal Reserve reduced the reserve requirement ratio to zero percent, effective March 26, 2020. The amounts of the reserve requirement balances as of September 30, 2020 and 2019 were $0 and $1,898,000, respectively.

Note 4 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2020 and 2019 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
Held to Maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$27,161	$1,635	$(3)	$28,793
Private label residential	229	307	(1)	535
Bank issued trust preferred securities	500	—	(1)	499
Total	$27,890	$1,942	$(5)	$29,827

Available for Sale
MBS: U.S. government agencies	$57,797	$178	$(68)	$57,907
Total	$57,797	$178	$(68)	$57,907

September 30, 2019
Held to Maturity
MBS:
U.S. government agencies	$27,786	$999	$(2)	$28,783
Private label residential	317	490	(1)	806
U.S. Treasury and U.S. government agency securities	2,999	—	(8)	2,991
Total	$31,102	$1,489	$(11)	$32,580

Available for Sale
MBS: U.S. government agencies	$22,418	$114	$—	$22,532
Total	$22,418	$114	$—	$22,532

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2020 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$5,130	$(2)	4	$39	$(1)	4	$5,169	$(3)
Private label residential	7	—	1	11	(1)	2	18	(1)
Bank issued trust preferred securities	499	(1)	1	—	—	—	499	(1)
Total	$5,636	$(3)	6	$50	$(2)	6	$5,686	$(5)

Available for Sale
MBS:
U.S. government agencies	$21,464	$(68)	11	$—	$—	—	$21,464	$(68)
Total	$21,464	$(68)	11	$—	$—	—	$21,464	$(68)

Held to maturity investment securities with unrealized losses were as follows as of September 30, 2019 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$291	$(1)	2	$76	$(1)	6	$367	$(2)
Private label residential	—	—	—	23	(1)	5	23	(1)
U.S. Treasury and U.S. government agency securities	—	—	—	2,991	(8)	1	2,991	(8)
Total	$291	$(1)	2	$3,090	$(10)	12	$3,381	$(11)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their fair value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value of these securities recovers.  Additional deterioration in market and economic conditions related to the COVID-19 pandemic may, however, have an adverse impact on credit quality in the future and result in OTTI charges.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

third-party analytic reports.  Significant judgment by management is required in this analysis that includes, but is not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2020, 2019 and 2018:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2020
Constant prepayment rate	6.00%	15.00%	8.97%
Collateral default rate	2.17%	27.39%	14.37%
Loss severity rate	—%	11.27%	2.87%

September 30, 2019
Constant prepayment rate	6.00%	15.00%	10.67%
Collateral default rate	3.00%	19.70%	10.40%
Loss severity rate	—%	10.59%	4.07%

September 30, 2018
Constant prepayment rate	6.00%	15.00%	12.91%
Collateral default rate	—%	10.42%	5.03%
Loss severity rate	—%	75.00%	37.25%

The following table presents the OTTI recoveries for the years ended September 30, 2020, 2019 and 2018 (dollars in thousands):

	2020	2019	2018
	Held To Maturity	Held To Maturity	Held To Maturity
Total recoveries	$120	$71	$73
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	(12)	(5)
Net recoveries recognized in earnings (2)	$120	$59	$68

________________________
(1)Represents OTTI related to all other factors.
(2)Represents OTTI related to credit losses.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2020, 2019 and 2018 (dollars in thousands):

	2020	2019	2018
Balance, beginning of year	$1,071	$1,153	$1,301

Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	3	13	14
Subtractions:
Realized losses previously recorded as credit losses	(66)	(23)	(80)
Recovery of prior credit loss	(123)	(72)	(82)
Balance, end of year	$885	$1,071	$1,153

During the year ended September 30, 2020, the Company recorded a $66,000 net realized loss (as a result of investment securities being deemed worthless) on nineteen held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2019, the Company recorded a $23,000 net realized loss (as a result of investment securities being deemed worthless) on seventeen held to maturity investment securities, all of which had been recognized previously as a credit loss.  During the year ended September 30, 2018, the Company recorded an $80,000 net realized loss (as a result of investment securities being deemed worthless) on sixteen held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits and FHLB collateral totaled $81,028,000 and $18,587,000 at September 30, 2020 and 2019, respectively.

The contractual maturities of debt securities at September 30, 2020 are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$831	$830
Due after one year to five years	126	130	3,270	3,261
Due after five years to ten years	7,157	7,937	18,507	18,491
Due after ten years	20,607	21,760	35,189	35,325
Total	$27,890	$29,827	$57,797	$57,907

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Note 5 - Loans Receivable and Allowance for Loan Losses

Loans receivable by portfolio segment consisted of the following at September 30, 2020 and 2019 (dollars in thousands):

	2020	2019
Mortgage loans:
One- to four-family	$118,580	$132,661
Multi-family	85,053	76,036
Commercial	453,574	419,117
Construction – custom and owner/builder	129,572	128,848
Construction – speculative one- to four-family	14,592	16,445
Construction – commercial	33,144	39,566
Construction – multi-family	34,476	36,263
Construction – land development	7,712	2,404
Land	25,571	30,770
Total mortgage loans	902,274	882,110
Consumer loans:
Home equity and second mortgage	32,077	40,190
Other	3,572	4,312
Total consumer loans	35,649	44,502

Commercial loans:
Commercial business	69,540	64,764
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP")	126,820	—
Total commercial business and SBA PPP loans	196,360	64,764
Total loans receivable	1,134,283	991,376
Less:
Undisbursed portion of construction loans in process	100,558	92,226
Deferred loan origination fees, net	6,436	2,798
Allowance for loan losses	13,414	9,690
	120,408	104,714
Loans receivable, net	$1,013,875	$886,662

Loans receivable at September 30, 2020 and 2019 are reported net of unamortized discounts totaling $790,000 and $1,386,000, respectively.

Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate.  At September 30, 2020, the Company had $934,351,000 (including $100,558,000 of undisbursed construction loans in process) in loans secured by real estate, which represented 82.4% of total loans receivable.  The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property types.  At September 30, 2020, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-
family properties.  The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market.  The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Related Party Loans

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business.  Such related party loans were performing according to their repayment terms at September 30, 2020 and 2019.  Activity in related party loans during the years ended September 30, 2020, 2019 and 2018 was as follows (dollars in thousands):

	2020	2019	2018
Balance, beginning of year	$94	$119	$741
New loans or borrowings	178	1	368
Repayments and reclassifications	(24)	(26)	(990)
Balance, end of year	$248	$94	$119

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

Commercial Business Lending:  The Company originates commercial business loans which, excluding SBA PPP loans, are generally secured by business equipment, accounts receivable, inventory or other property.  The Company also generally obtains personal guarantees from the business owners based on a review of personal financial statements.  Commercial business lending generally involves risks that are different from those associated with residential and commercial real estate lending.  Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default.  Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use.  Accordingly, the repayment of a commercial business loan depends primarily on the credit-worthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment.  The Company attempts to mitigate

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of the borrowers and the guarantors.

SBA PPP: The CARES Act, which was signed into law on March 27, 2020, authorized the SBA to temporarily guarantee loans under a new loan program called PPP. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020 through the conclusion of the PPP on August 8, 2020. The SBA guarantees 100% of PPP loans made to eligible borrowers and the entire amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. PPP loans have: (a) an interest rate of 1%, (b) a two-year loan term to maturity for loans approved by the SBA prior to June 5, 2020 and a five-year maturity for loans approved thereafter; and (c) principal and interest payments deferred for at least six months from the date of disbursement.

Allowance for Loan Losses

The following table sets forth information for the year ended September 30, 2020 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,167	$(6)	$—	$2	$1,163
Multi-family	481	237	—	—	718
Commercial	4,154	2,984	—	6	7,144
Construction – custom and owner/builder	755	72	—	5	832
Construction – speculative one- to four-family	212	(54)	—	—	158
Construction – commercial	338	82	—	—	420
Construction – multi-family	375	(137)	—	—	238
Construction – land development	67	66	—	—	133
Land	697	(145)	—	20	572
Consumer loans:
Home equity and second mortgage	623	(45)	—	15	593
Other	99	(19)	(12)	3	71
Commercial business loans	722	665	(15)	—	1,372
Total	$9,690	$3,700	$(27)	$51	$13,414

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

The following table presents information on loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2020 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$3	$1,160	$1,163	$1,143	$117,437	$118,580
Multi-family	—	718	718	—	85,053	85,053
Commercial	—	7,144	7,144	3,242	450,332	453,574
Construction – custom and owner/ builder	—	832	832	—	75,332	75,332
Construction – speculative one- to four-family	—	158	158	—	7,108	7,108
Construction – commercial	—	420	420	—	20,927	20,927
Construction – multi-family	—	238	238	—	10,832	10,832
Construction – land development	—	133	133	—	4,739	4,739
Land	—	572	572	394	25,177	25,571
Consumer loans:
Home equity and second mortgage	—	593	593	555	31,522	32,077
Other	—	71	71	9	3,563	3,572
Commercial business loans	38	1,334	1,372	430	69,110	69,540
SBA PPP loans	—	—	—	—	126,820	126,820
Total	$41	$13,373	$13,414	$5,773	$1,027,952	$1,033,725

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2020 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$68	$659	$—	$727	$117,853	$118,580
Multi-family	—	—	—	—	—	85,053	85,053
Commercial	—	519	858	—	1,377	452,197	453,574
Construction – custom and owner/ builder	—	—	—	—	—	75,332	75,332
Construction – speculative one- to four-family	—	—	—	—	—	7,108	7,108
Construction – commercial	—	—	—	—	—	20,927	20,927
Construction – multi-family	—	—	—	—	—	10,832	10,832
Construction – land development	—	38	—	—	38	4,701	4,739
Land	—	144	394	—	538	25,033	25,571
Consumer loans:
Home equity and second mortgage	—	22	555	—	577	31,500	32,077
Other	3	—	9	—	12	3,560	3,572
Commercial business loans	49	—	430	—	479	69,061	69,540
SBA PPP loans	—	—	—	—	—	126,820	126,820
Total	$52	$791	$2,905	$—	$3,748	$1,029,977	$1,033,725
__________________
(1)Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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
___________________
(1)Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At September 30, 2020 and 2019, there were no loans classified as doubtful.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2020 and 2019, there were no loans classified as loss.

The following table presents an analysis of loans by credit quality indicator and portfolio segment at September 30, 2020 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$115,992	$1,369	$551	$668	$118,580
Multi-family	85,053	—	—	—	85,053
Commercial	441,037	7,712	3,447	1,378	453,574
Construction – custom and owner / builder	74,529	803	—	—	75,332
Construction – speculative one- to four-family	7,108	—	—	—	7,108
Construction – commercial	19,525	—	1,402	—	20,927
Construction – multi-family	10,832	—	—	—	10,832
Construction – land development	4,701	—	—	38	4,739
Land	23,290	1,518	370	393	25,571
Consumer loans:
Home equity and second mortgage	31,344	53	—	680	32,077
Other	3,531	32	—	9	3,572
Commercial business loans	68,904	59	94	483	69,540
SBA PPP loans	126,820	—	—	—	126,820
Total	$1,012,666	$11,546	$5,864	$3,649	$1,033,725

The following table presents an analysis of loans by credit quality indicator and portfolio segment at September 30, 2019 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$129,748	$296	$562	$2,055	$132,661
Multi-family	76,036	—	—	—	76,036
Commercial	405,165	11,944	683	1,325	419,117
Construction – custom and owner / builder	75,178	233	—	—	75,411
Construction – speculative one- to four-family	10,779	—	—	—	10,779
Construction – commercial	24,051	—	—	—	24,051
Construction – multi-family	19,256	—	—	—	19,256
Construction – land development	1,659	—	—	144	1,803
Land	28,390	952	1,217	211	30,770
Consumer loans:
Home equity and second mortgage	39,364	41	—	785	40,190
Other	4,257	33	—	22	4,312
Commercial business loans	63,669	232	85	778	64,764
Total	$877,552	$13,731	$2,547	$5,320	$899,150

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2020 (dollars in thousands):

	September 30, 2020			For the Year Ended September 30, 2020
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$659	$703	$—	$1,127	$44	$34
Commercial	3,242	3,242	—	3,236	133	107
Land	394	438	—	125	—	—
Consumer loans:
Home equity and second mortgage	555	555	—	581	—	—
Other	9	9	—	6	—	—
Commercial business loans	182	182	—	176	—	—
Subtotal	5,041	5,129	—	5,251	177	141
With an allowance recorded:
Mortgage loans:
One- to four-family	484	484	3	194	16	8
Land	—	—	—	110	—	—
Consumer loans:
Other	—	—	—	7	—	—
Commercial business loans	248	248	38	370	—	—
Subtotal	732	732	41	681	16	8
Total:
Mortgage loans:
One- to four-family	1,143	1,187	3	1,321	60	42
Commercial	3,242	3,242	—	3,236	133	107
Land	394	438	—	235	—	—
Consumer loans:
Home equity and second mortgage	555	555	—	581	—	—
Other	9	9	—	13	—	—
Commercial business loans	430	430	38	546	—	—
Total	$5,773	$5,861	$41	$5,932	$193	$149

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. The majority of these borrowers had resumed making payments as of September 30, 2020 and only five loans totaling $5,870,000 remained on deferral status under COVID-19 loan modification forbearance agreements as of that date. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

The following table details the COVID-19 loan modifications, still on deferral status, as of September 30, 2020 (dollars in thousands):

COVID-19 Loan Modifications
Mortgage loans	Number	Balance	Percent
One- to four-family	1	$467	8.0%
Commercial	2	3,951	67.2
Construction	1	1,402	23.9
Total mortgage loans	4	5,820	99.1

Consumer loans
Home equity and second mortgage	1	50	0.9
Total consumer loans	1	50	0.9

Total COVID-19 Modifications	5	$5,870	100.0%

The Company had $3,071,000 in TDRs included in impaired loans at September 30, 2020 and had no commitments to lend additional funds on these loans.  The Company had $3,269,000 in TDRs included in impaired loans at September 30, 2019 and had no commitments to lend additional funds on these loans. The allowance for loan losses allocated to TDRs at September 30, 2020 and 2019 was $3,000 and $56,000, respectively.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of September 30, 2020 and 2019 (dollars in thousands):

	2020
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$483	$—	$483
Multi-family	—	—	—
Commercial	2,385	—	2,385
Land	—	130	130
Consumer loans:
Home equity and second mortgage	—	73	73
Total	$2,868	$203	$3,071

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

	2019
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$493	$141	$634
Commercial	2,410	—	2,410
Consumer loans:
Home equity and second mortgage	—	82	82
Commercial business loans	—	143	143
Total	$2,903	$366	$3,269

There were no new TDRs recognized during the fiscal year ended September 30, 2020. There was one new TDR during the year ended September 30, 2019. There were three new TDRs during the year ended September 30, 2018. The following tables set forth information with respect to the Company's TDRs, by portfolio segment, during the years ended September 30, 2019 and 2018 (dollars in thousands):

2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Home equity and second mortgage loans (1)	1	$85	$85	$82
Total	1	$85	$85	$82

2018
Land loans (2)	1	$244	$155	$153
Commercial business loans (1)	2	183	183	170
Total	3	$427	$338	$323

(1) Modifications were a result of a reduction in interest rates or monthly payment amounts.
(2) Modification was a result of a reduction in principal balance.
There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended September 30, 2020, 2019 or 2018.

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2020 and 2019 (dollars in thousands):

	2020	2019
Land	$5,404	$5,404
Buildings and improvements	24,636	23,847
Furniture and equipment	9,978	9,012
Property held for future expansion	129	334
Construction and purchases in progress	138	338
	40,285	38,935
Less accumulated depreciation	17,250	16,105
Premises and equipment, net	$23,035	$22,830

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

The Company leases certain premises under operating lease agreements.  Certain leases contain renewal options from five to ten years and escalation clauses. Total rental expense was $377,000, $332,000 and $206,000 for the years ended September 30, 2020, 2019 and 2018, respectively, which is included in premises and equipment expense in the accompanying consolidated statements of income. See Note 10 for additional information on the Company's leases.

Note 7 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2020 and 2019 (dollars in thousands):

	2020		2019
	Amount	Number	Amount	Number
Balance, beginning of year	$1,683	12	$1,913	12
Addition due to South Sound Acquisition	—	—	25	1
Other additions			293	2
Writedowns	(173)	—	(24)	—
Sales	(460)	(6)	(524)	(3)
Balance, end of year	$1,050	6	$1,683	12

At September 30, 2020, OREO and other repossessed assets consisted of six OREO properties in Washington, with balances ranging from $79,000 to $702,000.   At September 30, 2019, OREO and other repossessed assets consisted of 12 OREO properties in Washington, with balances ranging from $13,000 to $874,000. The Company recorded net gains on sales of OREO and other repossessed assets of $35,000, $89,000, and $229,000 for the years ended September 30, 2020, 2019 and 2018, respectively. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

At September 30, 2020, there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession and there were no one- to four-family properties in the process of foreclosure. At September 30, 2019, there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession and the amount of one- to four-family properties in the process of foreclosure totaled $150,000.

Note 8 - Goodwill and CDI

Goodwill
There were no changes to the recorded amount of goodwill for both years ended September 30, 2020 and 2018. The following table presents the change in the recorded amount of goodwill for the year ended September 30, 2019 (dollars in thousands).

Balance, beginning of year	$5,650
Addition as a result of the South Sound Acquisition (see Note 2)	9,481
Balance, end of year	$15,131

CDI
During the year ended September 30, 2019, the Company recorded a CDI of $2,483,000 in connection with the South Sound Acquisition. The CDI amortization expense totaled $406,000 and $452,000 for the years ended September 30, 2020 and 2019, respectively.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Amortization expense for the CDI for fiscal years ending subsequent to September 30, 2020 is estimated to be as follows (dollars in thousands):

2021	$361
2022	316
2023	271
2024	226
2025	180
Thereafter	271
Total	$1,625

Note 9 - Servicing Rights

The Company services one- to four-family mortgage loans for Freddie Mac and also provides servicing for secondary market purchasers of the guaranteed portion of SBA loans; such loans are not included in the accompanying consolidated balance sheets.  The principal amount of loans serviced for Freddie Mac at September 30, 2020, 2019 and 2018 was $418,559,000, $386,357,000 and $370,928,000, respectively.  The guaranteed principal amount of SBA loans serviced for others at September 30, 2020, 2019 and 2018 was $8,022,000, $12,765,000 and $754,000, respectively.

The following is an analysis of the changes in Freddie Mac servicing rights for the years ended September 30, 2020, 2019 and 2018 (dollars in thousands):

	2020	2019	2018
Balance, beginning of year	$2,206	$2,022	$1,823
Additions	1,733	747	687
Amortization	(748)	(563)	(488)
Valuation allowance	(211)	—	—
Balance, end of year	$2,980	$2,206	$2,022

At September 30, 2020, 2019 and 2018, the estimated fair value of Freddie Mac servicing rights totaled $3,120,000, $3,694,000 and $4,171,000, respectively.  The Freddie Mac servicing rights' fair values at September 30, 2020, 2019 and 2018 were estimated using discounted cash flow analyses with average discount rates of 9.00%, 9.00% and 8.99%, respectively, and average conditional prepayment rates of 14.42%, 11.31% and 8.10%, respectively. At September 30, 2020 there was a valuation allowance of $211,000. At both September 30, 2019 and 2018, there was no valuation allowance on the Freddie Mac servicing rights.

The following is an analysis of the changes in SBA servicing rights for the years ended September 30, 2020, 2019 and 2018 (dollars in thousands):

	2020	2019	2018
Balance, beginning of year	$202	$6	$2
Additions due to South Sound Acquisition	—	285	—
Other additions	13	2	7
Amortization	(90)	(83)	(3)
Valuation allowance - South Sound Acquisition	—	(4)	—
Valuation allowance	(10)	(4)	—
Balance, end of year	$115	$202	$6

At September 30, 2020 and 2019, the estimated fair value of SBA servicing rights totaled $115,000 and $202,000, respectively. The SBA servicing rights' fair values at September 30, 2020 and 2019 were estimated using discounted cash flow analyses with

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

average discount rates of 15.00% for both years and average conditional prepayment rates of 16.29% and 16.13% respectively. At September 30, 2020 and 2019, there were valuation allowances of $18,000 and $8,000, respectively, on SBA servicing rights. At September 30, 2018, the SBA servicing rights were insignificant.

Note 10 - Leases

The Company adopted ASC 842 on October 1, 2019 and began recording operating lease liabilities and operating lease ROU assets on the consolidated balance sheets. The Company has operating leases for three retail bank branch offices. The ROU assets totaled $2.89 million at October 1, 2019. The Company's leases have remaining lease terms of 22 months to eleven years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the year ended September 30, 2020 (dollars in thousands):

Lease cost:
Operating lease cost	$377
Total lease cost	$377

The following table provides supplemental information to operating leases at or for the year ended September 30, 2020 (dollars in thousands):

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$318
Weighted average remaining lease term-operating leases	9.24	years
Weighted average discount rate-operating leases	2.22%

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

Maturities of operating lease liabilities at September 30, 2020 for future years are as follows (dollars in thousands):

2021	$327,000
2022	342,000
2023	310,000
2024	313,000
2025	317,000
Thereafter	1,322,000
Total lease payments	2,931,000
Less imputed interest	301,000
Total	$2,630,000

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Note 11 - Deposits

Deposits consisted of the following at September 30, 2020 and 2019 (dollars in thousands):

	2020	2019
Non-interest-bearing demand	$441,889	$296,472
NOW checking	376,899	297,055
Savings	219,869	164,506
Money market	161,225	144,539
Certificates of deposit	158,524	165,655
Total	$1,358,406	$1,068,227

Individual certificates of deposit in amounts of $250,000 or greater totaled $28,945,000 and $29,211,000 at September 30, 2020 and 2019, respectively. The Company had brokered deposits totaling $11,303,000 and $19,327,000 at September 30, 2020 and 2019, respectively.

Scheduled maturities of certificates of deposit for fiscal years ending subsequent to September 30, 2020 are as follows (dollars in thousands):

2021	$102,862
2022	29,355
2023	9,314
2024	8,664
2025	8,329
Total	$158,524

Interest expense on deposits by account type was as follows for the years ended September 30, 2020, 2019 and 2018 (dollars in thousands):

	2020	2019	2018
NOW checking	$882	$840	$451
Savings	188	106	85
Money market	735	1,119	722
Certificates of deposit	2,830	2,500	1,520
Total	$4,635	$4,565	$2,778

Note 12 – FHLB Borrowings and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 45% of the Bank’s total assets, limited by available collateral.  The Bank had $10,000,000 of long-term FHLB borrowings outstanding at September 30, 2020. These borrowings consisted of two $5,000,000 borrowings, with scheduled maturities in March 2025 and March 2027, and which bear interest at 1.19% and 1.11%, respectively. The Bank had no FHLB borrowings outstanding at September 30, 2019.  Under the Advances, Pledge and Security Agreement entered into with the FHLB ("FHLB Borrowing Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for borrowings.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2020, the Bank had a borrowing capacity on this line of $71,900,000. The Bank had no outstanding borrowings on this line at both September 30, 2020 and 2019.

The Bank has a short-term $50,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. The Bank had no outstanding borrowings on this line at both September 30, 2020 and 2019.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Note 13 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2020 and 2019 (dollars in thousands):

	2020	2019
Accrued deferred compensation, profit sharing plans and bonuses payable	$3,110	$3,131
Accrued interest payable on deposits	274	333
Accounts payable and accrued expenses - other	3,928	4,374
Total other liabilities and accrued expenses	$7,312	$7,838

Note 14 - Income Taxes

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

The components of the provision for income taxes for the years ended September 30, 2020, 2019 and 2018 were as follows (dollars in thousands):

	2020	2019	2018
Current:
Federal	$5,962	$5,198	$4,900
State	—	—	4
Deferred	76	703	797
Provision for income taxes	$6,038	$5,901	$5,701

At September 30, 2020, the Company had income taxes receivable of $781,000, which is included in other assets in the accompanying 2020 consolidated balance sheet. At September 30, 2019, the Company had income taxes receivable of $1,210,000, which is included in other assets in the accompanying 2019 consolidated balance sheet.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

The components of the Company’s deferred tax assets and liabilities at September 30, 2020 and 2019 were as follows (dollars in thousands):

	2020	2019
Deferred Tax Assets
Allowance for loan losses	$2,440	$1,550
Allowance for OREO losses	171	218
OTTI credit impairment on investment securities	64	97
Accrued interest on loans	8	76
Deferred compensation and bonuses	372	520
Reserve for loan commitments	81	51
Lease liability	552	—
Other	69	82
Total deferred tax assets	3,757	2,594

Deferred Tax Liabilities
Goodwill	1,187	1,187
Servicing rights	650	506
Depreciation	778	494
Loan fees/costs	428	267
FHLB stock dividends	81	82
Prepaid expenses	98	70
Purchase accounting adjustment	207	110
Net unrealized gains on investment securities and investments in equity securities	23	15
Right of use asset	543	—
Total deferred tax liabilities	3,995	2,731

Net deferred tax assets (liabilities)	$(238)	$(137)

Deferred tax liabilities are included in other liabilities on the consolidated balance sheet.

The provision for income taxes for the years ended September 30, 2020, 2019 and 2018 differs from that computed at the federal statutory corporate tax rate as follows (dollars in thousands):

	2020	2019	2018
Expected federal income tax provision at statutory rate	$6,365	$6,283	$5,500
Net impact of the Tax Act	—	—	548
BOLI income	(124)	(345)	(134)
Dividends on ESOP	(75)	(73)	(71)
Stock options tax effect	(33)	(87)	(157)
Other, net	(95)	123	15
Provision for income taxes	$6,038	$5,901	$5,701

No valuation allowance for deferred tax assets was recorded as of September 30, 2020 and 2019, as management believes that it is more likely than not that all of the deferred tax assets will be realized based on management's expectations of future taxable income.

Note 15 - Employee Stock Ownership and 401(k) Plan

The Timberland Bank Employee Stock Ownership and 401(k) Plan (“KSOP”) is comprised of two components, the ESOP and the 401(k) Plan.  The KSOP benefits employees with at least one year of service who are 18 years of age or older.  The Bank

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

may fund the ESOP with contributions of cash or stock, and may fund the 401(k) Plan with contributions of cash.  Employee vesting occurs over six years.

ESOP

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company.  The loan was repaid primarily from the Bank’s contributions to the ESOP and was fully repaid by March 31, 2019. The interest rate on the loan was 8.5%. Interest expense on the ESOP debt was $9,000 and $53,000 for the years ended September 30, 2019 and 2018, respectively.

The amount of the Bank's annual contribution was discretionary, except that it must have been sufficient to enable the ESOP to service its debt.  All dividends received by the ESOP were used to pay debt service through March 31, 2019. The dividends received after March 31, 2019 have been paid directly to participants. Dividends of $176,000 and $291,000 were used to service the debt during the years ended September 30, 2019 and 2018, respectively.  As the Plan made each payment of principal and interest, an appropriate percentage of stock was released and allocated annually to eligible employee accounts, in accordance with applicable regulations. As of September 30, 2020, an aggregate of 642,302 ESOP shares, which were previously released for allocation to participants, had been distributed to participants.

Shares held by the ESOP as of September 30, 2020, 2019 and 2018 were classified as follows:

	2020	2019	2018
Unallocated shares	—	—	17,639
Shares released for allocation	415,698	425,281	451,644
Total ESOP shares	415,698	425,281	469,283

The approximate fair market value of the ESOP’s unallocated shares at September 30, 2018 was $551,000.  There was no compensation expense recognized for the ESOP for the year ended September 30, 2020. Compensation expense recognized for the ESOP for the years ended September 30, 2019 and 2018 was $318,000, and $823,000, respectively.

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established under the Internal Revenue Code.  Contributions by the Bank are at the discretion of the Board except for a safe harbor contribution of 3% of eligible employees' wages, which is mandatory according to the plan document.  Bank contributions totaled $908,000, $743,000 and $379,000 for the years ended September 30, 2020, 2019 and 2018, respectively.

Note 16 - Stock Compensation Plans

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2019 Equity Incentive Plan, which was approved by shareholders on January 28, 2020, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 share are reserved to be awarded to employees and officers and 50,000 shares are reserved to be awarded to directors and directors emeriti. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of the grant.  At September 30, 2020, there were 25,556 shares of common stock available which may be awarded as options or restricted stock pursuant to future grants under the 2014 Equity Incentive Plan. At September 30, 2020 there were 299,500 shares of common stock available which may be awarded as options or restricted stock pursuant to future grants under the 2019 Equity Incentive Plan.

At both September 30, 2020 and 2019, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the years ended September 30, 2020, 2019 and 2018.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Stock option activity for the years ended September 30, 2020, 2019 and 2018 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2017	380,120	$13.23
Options granted	45,950	31.80
Options exercised	(40,100)	7.92
Options forfeited	(5,150)	13.39
Outstanding September 30, 2018	380,820	16.03

Options granted	46,840	27.14
Options exercised	(43,856)	9.14
Options forfeited	(5,500)	19.89
Outstanding September 30, 2019	378,304	18.15

Options granted	69,150	17.01
Options exercised	(37,975)	10.31
Options forfeited	(14,130)	25.36
Outstanding September 30, 2020	395,349	$18.45

The aggregate intrinsic value of options exercised during the years ended September 30, 2020 and 2019 was $640,000 and $864,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the rate of a U.S. Treasury security with a similar term as the expected life of the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 45,950 options granted during the year ended September 30, 2018 with an aggregate grant date fair value of $206,000. There were 46,840 options granted during the year ended September 30, 2019 with an aggregate grant date fair value of $240,000. There were 69,150 options granted during the year ended September 30, 2020 with an aggregate grant date fair value of $187,000.

The weighted average assumptions for options granted during the years ended September 30, 2020, 2019 and 2018 were as follows:

	2020	2019	2018
Expected volatility	33%	29%	17%
Expected life (in years)	5	5	5
Expected dividend yield	5.36%	3.28%	2.61%
Risk free interest rate	0.28%	1.53%	2.97%
Grant date fair value per share	$2.70	$5.12	$4.48

There were 58,548 options that vested during the year ended September 30, 2020 with a total fair value of $176,000. There were 77,540 options that vested during the year ended September 30, 2019 with a total fair value of $203,000. There were 76,450 options that vested during the year ended September 30, 2018 with a total fair value of $181,000.

At September 30, 2020, there were 159,192 unvested options with an aggregate grant date fair value of $571,000, all of which the Company assumes will vest.  The unvested options had an aggregate intrinsic value of $99,000 at September 30, 2020.  At September 30, 2019, there were 160,750 unvested options with an aggregate grant date fair value of $605,000.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Additional information regarding options outstanding at September 30, 2020 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$ 4.01			1,000	$4.01	1.2	1,000	$4.01	1.2
5.86	-	6.00	19,100	5.97	2.1	19,100	5.97	2.1
9.00			37,425	9.00	3.1	37,425	9.00	3.1
10.26	-	10.71	89,064	10.59	4.6	89,064	10.59	4.6
15.67	-	16.87	110,150	16.41	8.5	32,500	15.67	6.0
26.50	-	27.14	45,240	27.13	9.0	8,848	27.14	9.0
29.69			51,800	29.69	7.0	31,400	29.69	7.0
31.80			41,570	31.80	8.0	16,820	31.80	8.0
			395,349	$18.45	6.6	236,157	$15.31	5.1

The aggregate intrinsic value of options outstanding at September 30, 2020, 2019 and 2018 was $1,416,000, $3,854,000, and $5,813,000, respectively.

As of September 30, 2020, unrecognized compensation cost related to non-vested stock options was $595,000, which is expected to be recognized over a weighted average period of 2.36 years.

Note 17 - Commitments and Contingencies

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

A summary of the Company’s commitments at September 30, 2020 and 2019 is as follows (dollars in thousands):

	2020	2019
Undisbursed portion of construction loans in process (see Note 5)	$100,558	$92,226
Undisbursed lines of credit	103,030	80,184
Commitments to extend credit	38,581	16,578

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments.  The reserve for unfunded loan commitments totaled $384,000 and $241,000 at September 30, 2020 and 2019, respectively.  These amounts are included in other liabilities and accrued expenses in the accompanying

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

consolidated balance sheets.  Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

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

Note 18 - Regulatory Matters

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

The minimum requirements are a common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At September 30, 2020, the Bank's CET1 capital exceeded the required capital conservation buffer.

At September 30, 2020 and 2019, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2020 and 2019 under the regulations of the FDIC. The following tables compare the Bank’s actual capital amounts at September 30, 2020 and 2019 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

September 30, 2020	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory MinimumTo Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$168,937	11.1%	$60,993	4.0%	$76,241	5.0%
Risk-based Capital Ratios:
Common equity Tier 1 capital	168,937	19.7	38,504	4.5	55,618	6.5
Tier 1 capital	168,937	19.7	51,339	6.0	68,452	8.0
Total capital	179,671	21.0	68,452	8.0	85,566	10.0

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

September 30, 2019	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$152,926	12.5%	$49,044	4.0%	$61,305	5.0%
Risk-based Capital Ratios:
Common equity Tier 1 capital	152,926	18.1	38,019	4.5	54,916	6.5
Tier 1 capital	152,926	18.1	50,692	6.0	67,589	8.0
Total capital	162,857	19.3	67,589	8.0	84,487	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2020, Timberland Bancorp would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp at September 30, 2020 and 2019 assuming Timberland Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets (dollars in thousands):

	2020		2019
	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$172,000	11.3%	$155,468	12.7%
Risk-based Capital Ratios:
Common equity Tier 1 capital	172,000	20.1	155,468	18.4
Tier 1 capital	172,000	20.1	155,468	18.4
Total capital	182,805	21.3	165,399	19.6

Note 19 - Condensed Financial Information - Parent Company Only
Condensed Balance Sheets - September 30, 2020 and 2019
(dollars in thousands)

	2020	2019
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$505	$336
Interest-bearing deposits in banks	2,128	2,555
Total cash and cash equivalents	2,633	2,891

Investment securities held to maturity, at amortized cost (estimated fair value $499)	500	—
Investment in Bank	184,567	168,525
Other assets	23	15
Total assets	$187,723	$171,431

Liabilities and shareholders’ equity
Accrued expenses	$93	$364
Shareholders’ equity	187,630	171,067
Total liabilities and shareholders’ equity	$187,723	$171,431

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Condensed Statements of Income - Years Ended September 30, 2020, 2019 and 2018
(dollars in thousands)

	2020	2019	2018
Operating income
Interest on deposits in banks	$26	$67	$37
Interest on loan receivable from ESOP	—	9	53
Interest on investment securities	5	—	—
Dividends from Bank	8,762	6,607	4,429
Total operating income	8,793	6,683	4,519

Operating expenses	554	525	591

Income before income taxes and equity in undistributed income of Bank	8,239	6,158	3,928
Benefit for income taxes	(186)	(169)	(198)

Income before undistributed income of Bank	8,425	6,327	4,126

Equity in undistributed income of Bank	15,844	17,693	12,595
Net income	$24,269	$24,020	$16,721

Condensed Statements of Cash Flows - Years Ended September 30, 2020, 2019 and 2018
(dollars in thousands)

	2020	2019	2018
Cash flows from operating activities
Net income	$24,269	$24,020	$16,721
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(15,844)	(17,693)	(12,595)
Earned ESOP shares	31	441	882
Stock option compensation expense	182	159	172
Other, net	(279)	9	280
Net cash provided by operating activities	8,359	6,936	5,460

Cash flows from investing activities
Investment in Bank	(187)	(14,915)	(1,271)
Purchase of investment securities held to maturity	(500)	—	—
Principal repayments on loan receivable from ESOP	—	285	536
Cash acquired, net of cash consideration paid in business combination	—	14,284	—
Net cash used in investing activities	(687)	(346)	(735)

Cash flows from financing activities
Proceeds from exercise of stock options	391	401	318
Repurchase of common stock	(1,238)	(499)	—
Payment of dividends	(7,083)	(6,495)	(4,431)
Net cash used in financing activities	(7,930)	(6,593)	(4,113)

Net (decrease) increase in cash and cash equivalents	(258)	(3)	612

Cash and cash equivalents
Beginning of year	2,891	2,894	2,282
End of year	$2,633	$2,891	$2,894

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Note 20 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2020, 2019 and 2018 is as follows (dollars in thousands, except per share amounts):

	2020	2019	2018
Basic net income per common share computation
Numerator - net income	$24,269	$24,020	$16,721

Denominator - weighted average common shares outstanding	8,326,600	8,318,928	7,334,577

Basic net income per common share	$2.91	$2.89	$2.28

Diluted net income per common share computation
Numerator - net income	$24,269	$24,020	$16,721

Denominator - weighted average common shares outstanding	8,326,600	8,318,928	7,334,577
Effect of dilutive stock options (1)	95,886	149,298	191,767
Weighted average common shares outstanding-assuming dilution	8,422,486	8,468,226	7,526,344

Diluted net income per common share	$2.88	$2.84	$2.22
___________________
(1) For the years ended September 30, 2020, 2019 and 2018, average options to purchase 131,186, 102,920 and 29,581 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

Note 21 - Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the years ended September 30, 2020, 2019 and 2018 are as follows (dollars in thousands):

	Changes in fair value of available for sale securities [1]	Changes in OTTI on held to maturity securities [1]	Total [1]
2020
Balance of AOCI at the beginning of period	$90	$(40)	$50
Other comprehensive income (loss)	(3)	14	11
Balance of AOCI at the end of period	$87	$(26)	$61

2019
Balance of AOCI at the beginning of period	$(58)	$(71)	$(129)
Other comprehensive income	85	31	116
Adoption of ASU 2016-01	$63	$—	$63
Balance of AOCI at the end of period	$90	$(40)	$50

2018
Balance of AOCI at the beginning of period	$(19)	$(105)	$(124)
Other comprehensive income (loss)	(39)	34	(5)
Balance of AOCI at the end of period	$(58)	$(71)	$(129)
___________________
[1] All amounts are net of income taxes.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Note 22 - Fair Value Measurements

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

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2020 and 2019. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2020 and 2019 are as follows (dollars in thousands):

	Estimated Fair Value
September 30, 2020	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$57,907	$—	$57,907
Investments in equity securities
Mutual funds	977	—	—	977
Total	$977	$57,907	$—	$58,884

September 30, 2019
Available for sale investment securities
MBS: U.S. government agencies	$—	$22,532	$—	$22,532
Investments in equity securities
Mutual funds	958	—	—	958
Total	$958	$22,532	$—	$23,490

There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2020 and 2019.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2020 (dollars in thousands):

	Estimated Fair Value
Impaired loans:	Level 1	Level 2	Level 3
Mortgage loans:
One- to four-family	$—	$—	$481
Commercial business loans	—	—	210
Total impaired loans	—	—	691

Investment securities – held to maturity:
MBS - Private label residential	—	8	—
OREO and other repossessed assets	—	—	1,050
Total	$—	$8	$1,741

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2020 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$691	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	1,050	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

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

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a fair value for these types of items as of September 30, 2020 and 2019.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with ASU 2016-01, which the Company adopted on October 1, 2018 on a prospective basis, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2020 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$314,452	$314,452	$314,452	$—	$—
CDs held for investment	65,545	65,545	65,545	—	—
Investment securities	85,797	87,734	—	87,235	499
Investments in equity securities	977	977	977	—	—
FHLB stock	1,922	1,922	1,922	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	4,509	4,664	4,664	—	—
Loans receivable, net	1,013,875	1,034,876	—	—	1,034,876
Accrued interest receivable	4,484	4,484	4,484	—	—

Financial Liabilities
Certificates of deposit	158,524	160,921	—	—	160,921
Accrued interest payable	274	274	274	—	—

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2019 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$143,015	$143,015	$143,015	$—	$—
CDs held for investment	78,346	78,346	78,346	—	—
Investment securities	53,634	55,112	3,949	51,163	—
Investment in equity securities	958	958	958	—	—
FHLB stock	1,437	1,437	1,437	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	6,071	6,260	6,260	—	—
Loans receivable, net	886,662	892,495	—	—	892,495
Accrued interest receivable	3,598	3,598	3,598	—	—

Financial Liabilities
Certificates of deposit	165,655	166,852	—	—	166,852
Accrued interest payable	333	333	333	—	—

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Note 23 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Interest and dividend income	$13,593	$13,668	$14,131	$14,191
Interest expense	(1,073)	(1,188)	(1,251)	(1,189)
Net interest income	12,520	12,480	12,880	13,002

Provision for loan losses	500	1,000	2,000	200
Non-interest income	4,715	4,855	3,680	3,938
Non-interest expense (1)	(8,743)	(8,661)	(8,286)	(8,373)

Income before income taxes	7,992	7,674	6,274	8,367

Provision for income taxes	1,635	1,463	1,225	1,715
Net income	$6,357	$6,211	$5,049	$6,652

Net income per common share
Basic (2)	$0.76	$0.75	$0.61	$0.80
Diluted	$0.76	$0.74	$0.60	$0.78
__________________________________________
(1) During the quarters ended December 31, 2019, March 31, 2020, June 30, 2020 and September 30, 2020, the Company incurred expenses related to the acquisition of South Sound Bank of $0, $2, $0, and $0, respectively.
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
__________________________________________
(1) During the quarters ended December 31, 2018, March 31, 2019, June 30, 2019, and September 30, 2019, the Company incurred expenses related to the acquisition of South Sound Bank of $64, $55, $328, and $15, respectively.
(2) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2020 and 2019

Note 24 - Revenue from Contracts with Customers

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

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not in the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers in the scope of ASC 606 is recognized in non-interest income with the exception of gains on sale of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the year ended September 30, 2020, the Company recognized $4,147,000 in services charges on deposits, $4,378,000 in ATM and debit card interchange fees, $273,000 in escrow fees and $22,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the year ended September 30, 2019, the Company recognized $4,904,000 in service charges on deposits, $4,036,000 in ATM and debit card interchange fees, $197,000 in escrow fees and $46,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2020.

The management of the Company has assessed the Company's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on September 30, 2020. Management has concluded that the Company complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: December 9, 2020

/s/ Michael R. Sand	/s/ Dean J. Brydon
Michael R. Sand	Dean J. Brydon
President and Chief Executive Officer	Chief Financial Officer

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee, which as of September 30, 2020 was composed of Directors Stoney, Smith, and Davis. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Company’s Board of Directors has designated Director Stoney as the Audit Committee financial expert, as defined in the SEC’s Regulation S-K.  Directors Stoney, Smith,and Davis are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2020.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

(b)Security Ownership of Management.

The information required by this item is contained under the sections captioned “Security Ownership of Certain Beneficial Owners and Management” and “Proposal I - Election of Directors” included in the Company’s Proxy Statement and is incorporated herein by reference.

(c)Changes In Control.

The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)Equity Compensation Plan Information.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	69,525	$8.33	—

Timberland Bancorp, Inc. 2014 Equity Incentive Plan:	275,324	21.29	25,556

Timberland Bancorp, Inc. 2019 Equity Incentive Plan:	50,500	16.87	299,500
Equity compensation plans not approved by security holders	—	—	—

Total	395,349	$18.45	325,056

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

Item 14.  Principal Accounting Fees and Services

The information required by this item is contained under the section captioned “Proposal 3 - Ratification of Selection of Independent Auditor” included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

2.1	Agreement and Plan of Merger, dated as of May 22, 2018, by and between Timberland Bancorp, Timberland Bank and South Sound Bank (1)
3.1	Articles of Incorporation of the Registrant (2)
3.2	Amended and Restated Bylaws of the Registrant (3)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (4)
4.2	Description of Capital Stock of Timberland Bancorp, Inc. (5)
10.1	Employee Severance Compensation Plan, as revised (6)
10.2	Employee Stock Ownership Plan (6)
10.3	2003 Stock Option Plan (7)
10.4	Form of Incentive Stock Option Agreement (7)
10.5	Form of Non-qualified Stock Option Agreement (8)
10.6	Form of Management Recognition and Development Award Agreement (8)
10.7	Employment Agreement with Michael R. Sand (9)
10.8	Employment Agreement with Dean J. Brydon (9)
10.9	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (10)
10.10	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (11)
10.11	Form of Incentive Stock Option Agreement (12)
10.12	Form of Non-qualified Stock Option Agreement (12)
10.13	Form of Restricted Stock Grant Agreement (12)
14	Code of Ethics (13)
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
____________
(1)Incorporated by reference to the Registrant's Current Report on Form 8-K filed May 23, 2018.
(2)Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.
(3)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed October 1, 2018.
(4)Filed as an exhibit to the Registrant's Statement on Form S-1 (333-35817) and incorporated by reference.
(5)Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended September 30, 2019.
(6)Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 16, 2007.
(7)Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(8)Incorporated by reference to Exhibit 99.2 included in the Registrant’s Registration Statement on Form S-8 (333-116163).
(9)Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on March 29, 2013.
(10)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.
(11)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 18, 2019.
(12)Incorporated by reference and included in the Registrant's Registration Statement on Form S-8 (333-240040).
(13)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLAND BANCORP, INC.

Date: December 9, 2020	By:	/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 9, 2020
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 9, 2020
Jon C. Parker

/s/Dean J. Brydon	Chief Financial Officer	December 9, 2020
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Andrea M. Clinton	Director	December 9, 2020
Andrea M. Clinton

/s/James A. Davis	Director	December 9, 2020
James A. Davis

/s/Larry D. Goldberg	Director	December 9, 2020
Larry D. Goldberg

/s/Kathy D. Leodler	Director	December 9, 2020
Kathy D. Leodler

/s/David A. Smith	Director	December 9, 2020
David A. Smith

/s/Michael J. Stoney	Director	December 9, 2020
Michael J. Stoney

/s/Kelly A. Suter	Director	December 9, 2020
Kelly A. Suter