Form 10-Q
period 2020-12-31
TIMBERLAND BANCORP INC
filed 2021-02-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

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
Yes ___    No   _☒_

As of February 1, 2021, there were 8,319,393 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and September 30, 2020
(Dollars in thousands, except per share amounts)

	December 31, 2020	September 30, 2020
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$24,226	$21,877
Interest-bearing deposits in banks	325,987	292,575
Total cash and cash equivalents	350,213	314,452

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	49,629	65,545
Investment securities held to maturity, at amortized cost (estimated fair value of $26,295 and $29,827)	24,509	27,890
Investment securities available for sale, at fair value	65,762	57,907
Investments in equity securities, at fair value	974	977
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	1,922	1,922
Other investments, at cost	3,000	3,000
Loans held for sale	10,871	4,509
Loans receivable, net of allowance for loan losses of $13,432 and $13,414	1,007,309	1,013,875
Premises and equipment, net	22,753	23,035
Other real estate owned (“OREO”) and other repossessed assets, net	268	1,050
Accrued interest receivable	4,490	4,484
Bank owned life insurance (“BOLI”)	21,745	21,596
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	1,535	1,625
Servicing rights, net	3,036	3,095
Operating lease right-of-use ("ROU") assets	2,512	2,587
Other assets	2,746	3,298
Total assets	$1,588,405	$1,565,978

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$437,953	$441,889
Interest-bearing	937,163	916,517
Total deposits	1,375,116	1,358,406

FHLB borrowings	10,000	10,000
Operating lease liabilities	2,565	2,630
Other liabilities and accrued expenses	7,399	7,312
Total liabilities	1,395,080	1,378,348
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2020 and September 30, 2020
(Dollars in thousands, except per share amounts)

	December 31, 2020	September 30, 2020
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,317,793 shares issued and outstanding - December 31, 2020 8,310,793 shares issued and outstanding - September 30, 2020	42,480	42,396
Retained earnings	150,801	145,173
Accumulated other comprehensive income	44	61
Total shareholders’ equity	193,325	187,630
Total liabilities and shareholders’ equity	$1,588,405	$1,565,978
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Interest and dividend income
Loans receivable and loans held for sale	$13,318	$12,764
Investment securities	301	439
Dividends from mutual funds, FHLB stock and other investments	28	37
Interest-bearing deposits in banks and CDs	310	951
Total interest and dividend income	13,957	14,191

Interest expense
Deposits	904	1,189
FHLB borrowings	29	—
Total interest expense	933	1,189

Net interest income	13,024	13,002

Provision for loan losses	—	200

Net interest income after provision for loan losses	13,024	12,802

Non-interest income
Net recoveries on investment securities	5	103
Service charges on deposits	1,055	1,200
ATM and debit card interchange transaction fees	1,156	1,094
BOLI net earnings	149	147
Gain on sales of loans, net	2,002	953
Escrow fees	105	83
Servicing income on loans sold	15	74
Valuation allowance on servicing rights, net	(236)	(23)
Other, net	308	307
Total non-interest income, net	4,559	3,938

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Non-interest expense
Salaries and employee benefits	$4,613	$4,722
Premises and equipment	957	894
Gain on sales/dispositions of premises and equipment, net	—	(99)
Advertising	156	183
OREO and other repossessed assets, net	(26)	(1)
ATM and debit card interchange transaction fees	431	440
Postage and courier	138	135
State and local taxes	283	216
Professional fees	231	269
Federal Deposit Insurance Corporation ("FDIC") insurance	96	(27)
Loan administration and foreclosure	80	89
Data processing and telecommunications	606	584
Deposit operations	284	317
Amortization of CDI	90	101
Other	471	550
Total non-interest expense, net	8,410	8,373

Income before income taxes	9,173	8,367

Provision for income taxes	1,883	1,715

Net income	$7,290	$6,652

Net income per common share
Basic	$0.88	$0.80
Diluted	$0.87	$0.78

Weighted average common shares outstanding
Basic	8,313,493	8,341,470
Diluted	8,412,744	8,475,029

Dividends paid per common share	$0.20	$0.25

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Comprehensive income
Net income	$7,290	$6,652
Other comprehensive income (loss)
Unrealized holding loss on investment securities available for sale, net of income taxes of $(3) and $(55), respectively	(17)	(206)
Change in OTTI on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0 and $3, respectively	—	10
Total other comprehensive income (loss), net of income taxes	(17)	(196)

Total comprehensive income	$7,273	$6,456

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2020 and 2019
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre- hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2019	8,329,419	$43,030	$127,987	$50	$171,067

Net income	—	—	6,652	—	6,652
Other comprehensive loss	—	—	—	(196)	(196)
Exercise of stock options	16,975	170	—	—	170
Common stock dividends ($0.25 per common share)	—	—	(2,086)	—	(2,086)
Stock option compensation expense	—	46	—	—	46

Balance, December 31, 2019	8,346,394	$43,246	$132,553	$(146)	$175,653

Balance, September 30, 2020	8,310,793	$42,396	$145,173	$61	$187,630

Net income	—	—	7,290	—	7,290
Other comprehensive loss	—	—	—	(17)	(17)
Repurchase of common stock	(2,900)	(58)	—	—	(58)
Exercise of stock options	9,900	96	—	—	96
Common stock dividends ($0.20 per common share)	—	—	(1,662)	—	(1,662)
Stock option compensation expense	—	46	—	—	46

Balance, December 31, 2020	8,317,793	$42,480	$150,801	$44	$193,325

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$7,290	$6,652
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	200
Depreciation	391	376
Deferred income taxes	51	—
Accretion of discount on purchased loans	(121)	(145)
Amortization of CDI	90	101
Stock option compensation expense	46	46
Net recoveries on investment securities	(5)	(103)
Change in fair value of investments in equity securities	3	5
Accretion of discounts and premiums on securities	(27)	(47)
Gain on sales of OREO and other repossessed assets, net	(21)	(39)
Gain on sales of loans, net	(2,002)	(953)
Gain on sales/disposition of premises and equipment, net	—	(99)
Loans originated for sale	(48,199)	(32,959)
Proceeds from sales of loans	43,839	34,563
Amortization of servicing rights	257	185
Valuation adjustment on servicing rights	236	24
BOLI net earnings	(149)	(147)
(Decrease) increase in deferred loan origination fees	(987)	36
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	162	1,679
Net cash provided by operating activities	854	9,375

Cash flows from investing activities
Net decrease in CDs held for investment	15,916	2,097
Purchase of investment securities held to maturity	—	(9,755)
Purchase of investment securities available for sale	(10,267)	(16,502)
Proceeds from maturities and prepayments of investment securities held to maturity	3,444	1,946
Proceeds from maturities and prepayments of investment securities available for sale	2,360	892
Increase in loans receivable, net	7,674	(26,579)
Additions to premises and equipment	(109)	(339)
Proceeds from sales of premises and equipment	—	304
Proceeds from sales of OREO and other repossessed assets	803	63
Net cash provided by (used in) investing activities	19,821	(47,873)
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2020 and 2019
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2020	2019
Cash flows from financing activities
Net increase in deposits	$16,710	$16,250
Proceeds from exercise of stock options	96	170
Repurchase of common stock	(58)	—
Payment of dividends	(1,662)	(2,086)
Net cash provided by financing activities	15,086	14,334

Net increase (decrease) in cash and cash equivalents	35,761	(24,164)
Cash and cash equivalents
Beginning of period	314,452	143,015
End of period	$350,213	$118,851

Supplemental disclosure of cash flow information
Interest paid	$980	$1,171

Supplemental disclosure of non-cash investing activities
Other comprehensive loss related to investment securities	$(17)	$(196)
Operating lease liabilities arising from recording of ROU assets	—	2,889

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements for Timberland Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Timberland Bank (the "Bank") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 (“2020 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2021.

On October 1, 2018, the Company completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington ("the South Sound Acquisition"). The Company acquired 100% of the outstanding common stock of South Sound Bank, and South Sound Bank was merged into the Bank. See Note 2 for additional information on the South Sound Acquisition.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2020 presentation with no change to previously reported net income or total shareholders’ equity.

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

The operating results of the Company for the three months ended December 31, 2020 and 2019 include the operating results produced by the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date. The Company determined that the disclosure requirements related to the amounts of revenues and earnings from the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date is impracticable. The financial activity and operating results of the net assets acquired in the South Sound Acquisition were commingled with the Company's financial activity and operating results since the acquisition date.

During the three months ended December 31, 2019, the Company incurred acquisition-related expenses of $67,000 related to the South Sound Acquisition, which are included in the data processing and telecommunications expense category in the accompanying consolidated statement of income.

(3) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2020 and September 30, 2020 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$23,797	$1,476	$(2)	$25,271
Private label residential	212	308	(1)	519
Bank issued trust preferred securities	500	5	—	505
Total	$24,509	$1,789	$(3)	$26,295

Available for sale
MBS: U.S. government agencies	$65,672	$186	$(96)	$65,762
Total	$65,672	$186	$(96)	$65,762

September 30, 2020
Held to maturity
MBS:
U.S. government agencies	$27,161	$1,635	$(3)	$28,793
Private label residential	229	307	(1)	535
Bank issued trust preferred securities	500	—	(1)	499
Total	$27,890	$1,942	$(5)	$29,827

Available for sale
MBS: U.S. government agencies	$57,797	$178	$(68)	$57,907
Total	$57,797	$178	$(68)	$57,907

Held to maturity and available for sale investment securities with unrealized losses were as follows as of December 31, 2020 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$800	$(1)	2	$2,938	$(2)	2	$3,738	$(3)
Private label residential	7	—	1	2	—	1	9	—
Total	$807	$(1)	3	$2,940	$(2)	3	$3,747	$(3)

Available for sale
MBS: U.S. government agencies	$19,585	$(95)	11	$887	$(1)	1	$20,472	$(96)
Total	$19,585	$(95)	11	$887	$(1)	1	$20,472	$(96)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2020 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$5,130	$(2)	4	$39	$(1)	4	$5,169	$(3)
Private label residential	7	—	1	11	(1)	2	18	(1)
Bank issued trust preferred securities	499	(1)	1	—	—	—	499	(1)
Total	$5,636	$(3)	6	$50	$(2)	6	$5,686	$(5)

Available for sale
MBS:
U.S. government agencies	$21,464	$(68)	11	$—	$—	—	$21,464	$(68)
Total	$21,464	$(68)	11	$—	$—	—	$21,464	$(68)

The Company has evaluated the investment securities in the above tables and has determined that the decline in their fair value is temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Furthermore, as of December 31, 2020, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of December 31, 2020 and 2019:

	Range		Weighted
	Minimum	Maximum	Average
December 31, 2020
Constant prepayment rate	6.00%	15.00%	9.23%
Collateral default rate	1.50%	23.73%	13.58%
Loss severity rate	—%	10.07%	3.44%

December 31, 2019
Constant prepayment rate	6.00%	15.00%	9.41%
Collateral default rate	2.68%	19.93%	10.59%
Loss severity rate	0.11%	14.24%	4.21%

The following table presents the OTTI recoveries for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Held To Maturity	Available For Sale	Held To Maturity	Available For Sale
Total recoveries	$5	$—	$103	$—
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—	—	—
Net recoveries recognized in earnings (2)	$5	$—	$103	$—

_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended December 31,
	2020	2019
Beginning balance of credit loss	$885	$1,071
Subtractions:
Realized losses previously recorded as credit losses	(3)	(53)
Recovery of prior credit loss	(5)	(103)
Ending balance of credit loss	$877	$915

During the three months ended December 31, 2020, the Company recorded a $3,000 net realized loss (as a result of investment securities being deemed worthless) on 15 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the three months ended December 31, 2019, the Company recorded a $53,000 net realized loss (as a result of investment securities being deemed worthless) on 18 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $86.10 million and $81.03 million at December 31, 2020 and September 30, 2020, respectively.

The contractual maturities of debt securities at December 31, 2020 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$476	$473
Due after one year to five years	1,103	1,218	3,230	3,224
Due after five years to ten years	6,598	7,290	20,978	21,017
Due after ten years	16,808	17,787	40,988	41,048
Total	$24,509	$26,295	$65,672	$65,762

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price of the Company's common stock. The Company performed its fiscal year 2020 goodwill impairment test during the quarter ended June 30, 2020 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. The third-party analysis was conducted as of May 31, 2020, and the step one test concluded that the reporting unit's fair value was more than its recorded value and, therefore, step two of the analysis was not necessary. Accordingly, the recorded value of goodwill as of May 31, 2020 was not impaired.

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

As of December 31, 2020, management believes that there have been no events or changes in the circumstances since May 31, 2020 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or decreases in the Company's stock price and market capitalization as a result of the novel coronavirus of 2019 ("COVID-19") pandemic were to be deemed sustained rather then temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition. The recorded amount of goodwill at December 31, 2020 and September 30, 2020 remained unchanged at $15.13 million.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2020, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(5) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at December 31, 2020 and September 30, 2020 (dollars in thousands):

	December 31, 2020		September 30, 2020
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$115,613	10.3%	$118,580	10.5%
Multi-family	89,413	8.0	85,053	7.5
Commercial	463,670	41.4	453,574	40.0
Construction - custom and owner/builder	117,872	10.5	129,572	11.4
Construction - speculative one- to four-family	20,291	1.8	14,592	1.3
Construction - commercial	41,491	3.7	33,144	2.9
Construction - multi-family	29,410	2.6	34,476	3.0
Construction - land development	6,943	0.6	7,712	0.7
Land	22,635	2.0	25,571	2.3
Total mortgage loans	907,338	80.9	902,274	79.6

Consumer loans:
Home equity and second mortgage	35,446	3.2	32,077	2.8
Other	2,979	0.3	3,572	0.3
Total consumer loans	38,425	3.5	35,649	3.1

Commercial loans:
Commercial business	71,257	6.4	69,540	6.1
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	103,468	9.2	126,820	11.2
Total commercial loans	174,725	15.6%	196,360	17.3

Total loans receivable	1,120,488	100.0%	1,134,283	100.0%
Less:
Undisbursed portion of construction loans in process	94,298		100,558
Deferred loan origination fees, net	5,449		6,436
Allowance for loan losses	13,432		13,414
Subtotal	113,179		120,408
Loans receivable, net	$1,007,309		$1,013,875
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $10,871 and $4,509 at December 31, 2020 and September 30, 2020, respectively.

Loans receivable at December 31, 2020 and September 30, 2020 are reported net of unamortized discounts totaling $669,000 and $790,000, respectively.

Allowance for Loan Losses
The following tables set forth information for the three months ended December 31, 2020 and 2019 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2020
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,163	$(28)	$—	$—	$1,135
Multi-family	718	39	—	—	757
Commercial	7,144	(8)	—	—	7,136
Construction – custom and owner/builder	832	(62)	—	—	770
Construction – speculative one- to four-family	158	24	—	—	182
Construction – commercial	420	138	—	—	558
Construction – multi-family	238	(52)	—	—	186
Construction – land development	133	(10)	—	—	123
Land	572	(103)	—	5	474
Consumer loans:
Home equity and second mortgage	593	12	—	—	605
Other	71	(18)	—	4	57
Commercial business loans	1,372	68	—	9	1,449
SBA PPP loans	—	—	—	—	—
Total	$13,414	$—	$—	$18	$13,432

	Three Months Ended December 31, 2019
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,167	$(104)	$—	$2	$1,065
Multi-family	481	18	—	—	499
Commercial	4,154	252	—	4	4,410
Construction – custom and owner/builder	755	(6)	—	5	754
Construction – speculative one- to four-family	212	36	—	—	248
Construction – commercial	338	65	—	—	403
Construction – multi-family	375	(42)	—	—	333
Construction – land development	67	(19)	—	—	48
Land	697	(48)	—	5	654
Consumer loans:
Home equity and second mortgage	623	(14)	—	—	609
Other	99	(3)	(10)	1	87
Commercial business loans	722	65	(15)	—	772
Total	$9,690	$200	$(25)	$17	$9,882

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at December 31, 2020 and September 30, 2020 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2020
Mortgage loans:
One- to four-family	$—	$1,135	$1,135	$903	$114,710	$115,613
Multi-family	—	757	757	—	89,413	89,413
Commercial	—	7,136	7,136	3,028	460,642	463,670
Construction – custom and owner/builder	—	770	770	—	69,773	69,773
Construction – speculative one- to four-family	—	182	182	—	9,089	9,089
Construction – commercial	—	558	558	—	28,994	28,994
Construction – multi-family	—	186	186	—	9,079	9,079
Construction – land development	—	123	123	—	4,774	4,774
Land	—	474	474	405	22,230	22,635
Consumer loans:
Home equity and second mortgage	—	605	605	606	34,840	35,446
Other	—	57	57	9	2,970	2,979
Commercial business loans	87	1,362	1,449	498	70,759	71,257
SBA PPP loans	—	—	—	—	103,468	103,468
Total	$87	$13,345	$13,432	$5,449	$1,020,741	$1,026,190

September 30, 2020
Mortgage loans:
One- to four-family	$3	$1,160	$1,163	$1,143	$117,437	$118,580
Multi-family	—	718	718	—	85,053	85,053
Commercial	—	7,144	7,144	3,242	450,332	453,574
Construction – custom and owner/builder	—	832	832	—	75,332	75,332
Construction – speculative one- to four-family	—	158	158	—	7,108	7,108
Construction – commercial	—	420	420	—	20,927	20,927
Construction – multi-family	—	238	238	—	10,832	10,832
Construction – land development	—	133	133	—	4,739	4,739
Land	—	572	572	394	25,177	25,571
Consumer loans:
Home equity and second mortgage	—	593	593	555	31,522	32,077
Other	—	71	71	9	3,563	3,572
Commercial business loans	38	1,334	1,372	430	69,110	69,540
SBA PPP loans	—	—	—	—	126,820	126,820
Total	$41	$13,373	$13,414	$5,773	$1,027,952	$1,033,725

The following tables present an analysis of loans by aging category and portfolio segment at December 31, 2020 and September 30, 2020 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2020
Mortgage loans:
One- to four-family	$—	$—	$419	$—	$419	$115,194	$115,613
Multi-family	—	—	—	—	—	89,413	89,413
Commercial	—	—	643	—	643	463,027	463,670
Construction – custom and owner/builder	—	126	—	—	126	69,647	69,773
Construction – speculative one- to four-family	—	—	—	—	—	9,089	9,089
Construction – commercial	—	—	—	—	—	28,994	28,994
Construction – multi-family	—	—	—	—	—	9,079	9,079
Construction – land development	—	—	—	—	—	4,774	4,774
Land	18	—	405	—	423	22,212	22,635
Consumer loans:
Home equity and second mortgage	—	38	607	—	645	34,801	35,446
Other	—	—	9	—	9	2,970	2,979
Commercial business loans	—	59	498	—	557	70,700	71,257
SBA PPP loans	—	—	—	—	—	103,468	$103,468
Total	$18	$223	$2,581	$—	$2,822	$1,023,368	$1,026,190

September 30, 2020
Mortgage loans:
One- to four-family	$—	$68	$659	$—	$727	$117,853	$118,580
Multi-family	—	—	—	—	—	85,053	85,053
Commercial	—	519	858	—	1,377	452,197	453,574
Construction – custom and owner/builder	—	—	—	—	—	75,332	75,332
Construction – speculative one- to four-family	—	—	—	—	—	7,108	7,108
Construction – commercial	—	—	—	—	—	20,927	20,927
Construction – multi-family	—	—	—	—	—	10,832	10,832
Construction – land development	—	38	—	—	38	4,701	4,739
Land	—	144	394	—	538	25,033	25,571
Consumer loans:
Home equity and second mortgage	—	22	555	—	577	31,500	32,077
Other	3	—	9	—	12	3,560	3,572
Commercial business loans	49		430		479	69,061	69,540
SBA PPP loans	—	—	—	—	—	126,820	126,820
Total	$52	$791	$2,905	$—	$3,748	$1,029,977	$1,033,725
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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At December 31, 2020 and September 30, 2020, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2020 and September 30, 2020, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at December 31, 2020 and September 30, 2020 (dollars in thousands):

	Loan Grades
December 31, 2020	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$114,017	$622	$547	$427	$115,613
Multi-family	89,413	—	—	—	89,413
Commercial	447,186	7,683	7,644	1,157	463,670
Construction – custom and owner/builder	68,961	812	—	—	69,773
Construction – speculative one- to four-family	9,089	—	—	—	9,089
Construction – commercial	27,555	—	1,439	—	28,994
Construction – multi-family	9,079	—	—	—	9,079
Construction – land development	4,739	—	—	35	4,774
Land	20,353	1,508	369	405	22,635
Consumer loans:
Home equity and second mortgage	34,942	37	—	467	35,446
Other	2,938	32	—	9	2,979
Commercial business loans	70,624	59	45	529	71,257
SBA PPP loans	103,468	—	—	—	103,468
Total	$1,002,364	$10,753	$10,044	$3,029	$1,026,190

September 30, 2020
Mortgage loans:
One- to four-family	$115,992	$1,369	$551	$668	$118,580
Multi-family	85,053	—	—	—	85,053
Commercial	441,037	7,712	3,447	1,378	453,574
Construction – custom and owner/builder	74,529	803	—	—	75,332
Construction – speculative one- to four-family	7,108	—	—	—	7,108
Construction – commercial	19,525	—	1,402	—	20,927
Construction – multi-family	10,832	—	—	—	10,832
Construction – land development	4,701	—	—	38	4,739
Land	23,290	1,518	370	393	25,571
Consumer loans:
Home equity and second mortgage	31,344	53	—	680	32,077
Other	3,531	32	—	9	3,572
Commercial business loans	68,904	59	94	483	69,540
SBA PPP loans	126,820	—	—	—	126,820
Total	$1,012,666	$11,546	$5,864	$3,649	$1,033,725

Impaired Loans
A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) when due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral (reduced by estimated costs to sell, if applicable) or observable market price is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time that such information is received. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses, and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

The categories of non-accrual loans and impaired loans overlap, although they are not identical.

The following table is a summary of information related to impaired loans by portfolio segment as of December 31, 2020 and for the three months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Year to Date ("YTD") Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$902	$946	$—	$781	$22	$20
Commercial	3,028	3,028	—	3,135	40	30
Land	405	445	—	400	—	—
Consumer loans:
Home equity and second mortgage	607	607	—	581	—	—
Other	9	9	—	9	—	—
Commercial business loans	202	202	—	192	—	—
Subtotal	5,153	5,237	—	5,098	62	50

With an allowance recorded:
Mortgage loans:
One- to four-family	—	—	—	242	—	—
Commercial business loans	296	296	87	272	—	—
Subtotal	296	296	87	514	—	—

Total:
Mortgage loans:
One- to four-family	902	946	—	1,023	22	20
Commercial	3,028	3,028	—	3,135	40	30
Land	405	445	—	400	—	—
Consumer loans:
Home equity and second mortgage	607	607	—	581	—	—
Other	9	9	—	9	—	—
Commercial business loans	498	498	87	464	—	—
Total	$5,449	$5,533	$87	$5,612	$62	$50
______________________________________________
(1)For the three months ended December 31, 2020.

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
Total
Mortgage loans:
One- to four-family	1,143	1,187	3	1,321	60	42
Commercial	3,242	3,242	—	3,236	133	107
Land	394	438	—	235	—	—
Consumer loans:
Home equity and second mortgage	555	555	—	581	—	—
Other	9	9	—	13	—	—
Commercial business loans	430	430	38	546	—	—
Total	$5,773	$5,861	$41	$5,932	$193	$149
_____________________________________________
(1) For the year ended September 30, 2020.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.07 million and $3.07 million in TDRs included in impaired loans at December 31, 2020 and September 30, 2020, respectively, and had no commitments at these dates to lend additional funds on these loans.  The allowance for loan losses allocated to TDRs at December 31, 2020 and September 30, 2020 was $0 and $3,000, respectively. There were no TDRs for which there was a payment default within the first 12 months of the modification during the three months ended December 31, 2020.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g. six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. On December 27, 2020, the Consolidated Appropriations Act, 2021 ("CAA 2021") was signed into law. Among other purposes, this act provides coronavirus emergency response and relief, including extending relief offered under the CARES Act related to restructured loans as a result of COVID-19 through January 1, 2022 or 60 days after the end of the the national emergency declared by the President, whichever is earlier.

In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. The majority of these borrowers had resumed making payments as of December 31, 2020, and as of that date, only twelve loans totaling $14.39 million remained on deferral status under COVID-19 loan modification forbearance agreements. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Note 11 - Recent Accounting Pronouncements.

The following tables set forth information with respect to total COVID-19 loan modifications, still on deferral status, as of December 31, 2020 and September 30, 2020 (dollars in thousands):

COVID-19 Loan Modifications	December 31, 2020
Mortgage loans	Count	Balance	Percent
Commercial	8	12,745	88.6%
Construction	1	1,439	10.0
Total mortgage loans	9	14,184	98.6

Consumer loans
Home equity and second mortgage	1	18	0.1
Total consumer loans	1	18	0.1

Commercial loans	2	187	1.3
Total COVID-19 Modifications	12	$14,389	100.0%

COVID-19 Loan Modifications	September 30, 2020
Mortgage loans	Number	Balance	Percent
One- to four-family	1	$467	8.0%
Commercial	2	3,951	67.2
Construction	1	1,402	23.9
Total mortgage loans	4	5,820	99.1

Consumer loans
Home equity and second mortgage	1	50	0.9
Total consumer loans	1	50	0.9

Total COVID-19 Modifications	5	$5,870	100.0%

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of December 31, 2020 and September 30, 2020 (dollars in thousands):

	December 31, 2020
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$483	$—	$483
Commercial	2,385	—	2,385
Land	—	127	127
Consumer loans:
Home equity and second mortgage	—	70	70
Total	$2,868	$197	$3,065

	September 30, 2020
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$483	$—	$483
Commercial	2,385	—	2,385
Land	—	130	130
Consumer loans:
Home equity and second mortgage	—	73	73
Total	$2,868	$203	$3,071

There were no new TDRs during the three months ended December 31, 2020 or during the year ended September 30, 2020.

(6) LEASES

The Company adopted Accounting Standards Codification ("ASC") 842, Leases ("ASC 842") on October 1, 2019 and began recording operating lease liabilities and operating lease ROU assets on the consolidated balance sheets. The Company has operating leases for three retail bank branch offices. The ROU assets totaled $2.89 million at October 1, 2019. The Company's leases have remaining lease terms of nineteen months to eleven years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three months ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Lease cost:
Operating lease cost	$93	$83
Short-term lease cost	—	—
Total lease cost	$93	$83

The following table provides supplemental information to operating leases at or for the three months ended December 31, 2020 and the year ended September 30, 2020 (dollars in thousands):

	At or For the Three Months Ended December 31, 2020		At or For Year Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80		$318
Weighted average remaining lease term-operating leases	9.0	years	9.2	years
Weighted average discount rate-operating leases	2.23%		2.22%

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

Maturities of operating lease liabilities at December 31, 2020 for future fiscal years are as follows (dollars in thousands):

Remainder of 2021	$247
2022	342
2023	310
2024	313
2025	317
Thereafter	1,322
Total lease payments	2,851
Less imputed interest	286
Total	$2,565

(7) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period without considering any dilutive items.  Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed conversion of outstanding stock options to purchase common stock.

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2020 and 2019 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2020	2019
Basic net income per common share computation
Numerator – net income	$7,290	$6,652

Denominator – weighted average common shares outstanding	8,313,493	8,341,470

Basic net income per common share	$0.88	$0.80

Diluted net income per common share computation
Numerator – net income	$7,290	$6,652

Denominator – weighted average common shares outstanding	8,313,493	8,341,470
Effect of dilutive stock options (1)	99,251	133,559
Weighted average common shares outstanding - assuming dilution	8,412,744	8,475,029

Diluted net income per common share	$0.87	$0.78
____________________________________________
(1) For the three months ended December 31 , 2020 and 2019, average options to purchase 137,650 and 104,816 shares of common stock were outstanding but not included in the computation of diluted net income per share, because their effect would have been anti-dilutive.

(8) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three months ended December 31, 2020 and 2019 are as follows (dollars in thousands):

	Three Months Ended December 31 , 2020
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$87	$(26)	$61
Other comprehensive loss	(17)	—	(17)
Balance of AOCI at the end of period	$70	$(26)	$44

	Three Months Ended December 31, 2019
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$90	$(40)	$50
Other comprehensive (loss) income	(206)	10	(196)
Balance of AOCI at the end of period	$(116)	$(30)	$(146)

__________________________
(1) All amounts are net of income taxes.

(9) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, which was approved by shareholders on January 28, 2020, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees, including officers, and 50,000 shares are reserved to be awarded to directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At December 31, 2020, there were 27,476 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At December 31, 2020, there were 298,000 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

At both December 31, 2020 and 2019, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the three months ended December 31, 2020 and 2019.

Stock option activity for the three months ended December 31, 2020 and 2019 is summarized as follows:

	Three Months Ended December 31, 2020		Three Months Ended December 31, 2019
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	395,349	$18.45	378,304	$18.15
Exercised	(9,900)	9.70	(16,975)	10.03
Granted	1,500	19.13	1,000	26.50
Forfeited	(2,320)	26.69	(450)	15.99
Options outstanding, end of period	384,629	$18.62	361,879	$18.56

The weighted average assumptions for options granted during the three months ended December 31, 2020 were as follows:

Expected volatility	33%
Expected life (in years)	5
Expected dividend yield	4.76%
Risk free interest rate	0.38%
Grant date fair value per share	$3.26

The aggregate intrinsic value of options exercised during the three months ended December 31, 2020 and 2019 was $120,000 and $284,000, respectively.

At December 31, 2020, there were 158,572 unvested options with an aggregate grant date fair value of $567,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2020 was $593,000.  There were 200 options vested during the three months ended December 31, 2020 with a total fair value of $1,000.

At December 31, 2019, there were 161,750 unvested options with an aggregate grant date fair value of $610,000. There were no options that vested during the three months ended December 31, 2019.

Additional information regarding options outstanding at December 31, 2020 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$5.86	-	6.00	17,400	$5.98	1.8	17,400	$5.98	1.8
9.00			35,625	9.00	2.8	35,625	9.00	2.8
10.26	-	10.74	84,664	10.58	4.3	84,664	10.58	4.3
15.67	-	19.13	110,250	16.46	8.3	31,100	15.67	5.8
26.50	-	27.14	45,240	27.13	8.8	9,048	27.13	8.8
29.69			50,800	29.69	6.8	31,400	29.69	6.8
31.80			40,650	31.80	7.8	16,820	31.80	7.8
			384,629	$18.62	6.4	226,057	$15.57	4.9

The aggregate intrinsic value of options outstanding at December 31, 2020 and 2019 was $2.88 million and $4.14 million, respectively.

As of December 31, 2020, unrecognized compensation cost related to unvested stock options was $554,000, which is expected to be recognized over a weighted average life of 2.23 years.

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

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability based on the best information available in the circumstances.

The Company's assets measured at fair value on a recurring basis consist of investment securities available for sale and investments in equity securities. The estimated fair values of MBS are based upon market prices of similar securities or observable inputs (Level 2). The estimated fair values of mutual funds are based upon quoted market prices (Level 1).

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2020 and September 30, 2020. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2020 and September 30, 2020 were as follows (dollars in thousands):

December 31, 2020	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$65,762	$—	$65,762
Investments in equity securities
Mutual funds	974	—	—	974
Total	$974	$65,762	$—	$66,736

September 30, 2020	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$57,907	$—	$57,907
Investments in equity securities
Mutual funds	977	—	—	977
Total	$977	$57,907	$—	$58,884

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2020 and the year ended September 30, 2020.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2020 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Commercial business loans	$—	$—	$209
Total impaired loans	—	—	209
OREO and other repossessed assets	—	—	268
Total	$—	$—	$477

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2020 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$209	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$268	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2020 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$691	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$1,050	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a representative fair value for these types of items as of December 31, 2020 and September 30, 2020. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with ASU No. 2016-01, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of December 31, 2020 and September 30, 2019 (dollars in thousands):

	December 31, 2020
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$350,213	$350,213	$350,213	$—	$—
CDs held for investment	49,629	49,629	49,629	—	—
Investment securities	90,271	92,057	—	92,057	—
Investments in equity securities	974	974	974	—	—
FHLB stock	1,922	1,922	1,922	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	10,871	11,354	11,354	—	—
Loans receivable, net	1,007,309	1,017,913	—	—	1,017,913
Accrued interest receivable	4,490	4,490	4,490	—	—

Financial liabilities
Certificates of deposit	151,733	153,687	—	—	153,687
FHLB borrowings	10,000	10,130	—	—	10,130
Accrued interest payable	227	227	227	—	—

	September 30, 2020
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$314,452	$314,452	$314,452	$—	$—
CDs held for investment	65,545	65,545	65,545	—	—
Investment securities	85,797	87,734	—	87,235	499
Investments in equity securities	977	977	977	—	—
FHLB stock	1,922	1,922	1,922	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	4,509	4,664	4,664	—	—
Loans receivable, net	1,013,875	1,034,876	—	—	1,034,876
Accrued interest receivable	4,484	4,484	4,484	—	—

Financial liabilities
Certificates of deposit	158,524	160,921	—	—	160,921
FHLB borrowings	10,000	10,167	—	—	10,167
Accrued interest payable	274	274	274	—	—

(11) RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842), which created FASB ASC Topic 842 ("ASC 842") and is intended to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities in the balance sheet and disclosure of key information about leasing arrangements. The principal change required by ASC 842 relates to lessee accounting, and is that for operating leases, a lessee is required to (1) recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position, (2) recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term generally on a straight-line basis, and (3) classify all cash payments within operating activities in the statement of cash flows. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASC 842 also changes disclosure requirements related to leasing activities and requires certain qualitative disclosures along with specific quantitative disclosures. ASC 842 also provides an optional transition method for adoption, under which an entity initially applies ASC 842 at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity's reporting for the comparative periods presented in the financial statements in which it adopts ASC 842 will continue to be in accordance with current GAAP. ASC 842 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. Early application of ASC 842 was permitted. The Company adopted the provisions of ASC 842 effective October 1, 2019 utilizing the optional transition method and did not restate comparative periods (see Note 6). The Company also elected the package of practical expedients permitted under ASC 842's transition guidance, which allowed the Company to carryforward its historical lease classifications and its assessment as to whether a contract is or contains a lease. The Company also elected to not recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. As a result of adopting ASC 842, ROU assets and operating lease liabilities increased by $2.89 million on October 1, 2019.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU 2016-13 also changes the accounting for PCI debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for OTTI on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The following disclosure requirements were removed from ASC Topic 820, Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation process for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This ASU adds the following disclosure requirements for Level 3 measurements: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-13 effective October 1, 2020 and it did not have a material impact on the Company's unaudited interim consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. ASU 2018-15 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-15 effective October 1, 2020 and it did not have a material impact on the Company's unaudited interim consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidelines. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The adoption of ASU 2019-12 is not expected to have a material impact on the Company's future consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of December 31, 2020. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting for loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented. The agencies confirmed in working with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not TDRs.

(12) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended December 31, 2020, the Company recognized $1.1 million in services charges on deposits, $1.2 million in ATM and debit card interchange fees, $105,000 in escrow fees, and $3,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the three months ended December 31, 2019, the Company recognized $1.2 million in service charges on deposits,$1.1 million in ATM and debit card interchange fees, $83,000 in escrow fees, and $6,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

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
•Escrow Fees: The Company earns fees from real estate escrow contracts with customers. The Company receives and disburses money and/or property according to the customer's contract. Fees are recognized when the escrow contract closes.
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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2020.

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the COVID-19 pandemic, including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; including as a result of the CARES Act and the CAA 2021; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including as a result of the CAA 2021 and recent COVID-19 vaccination efforts; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2020 Form 10-K.

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements that we make are based upon management’s beliefs and assumptions at the time that they are made.  We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements.  These risks could cause our actual results for fiscal year 2021 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company’s consolidated financial condition and results of operations as well as its stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At December 31, 2020, the Company had total assets of $1.59 billion, net loans receivable of $1.01 billion, total deposits of $1.38 billion and total shareholders’ equity of $193.33 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank's operations.

On October 1, 2018, the Company completed the South Sound Acquisition. The operating results for the three months ended December 31, 2020 and 2019 include the operating results produced by the net assets acquired in the South Sound Acquisition. For additional information on the South Sound Acquisition, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

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

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, the interest earned on those assets, the volume and mix of interest-bearing liabilities and the interest paid on those interest-bearing liabilities. Management attempts to maintain a net interest margin placing it within the top quartile of its Washington State peers. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate in March 2020, until the pandemic subsides, the Company expects that its net interest income and net interest margin will be adversely affected.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company did not record a provision for loan losses for the three months ended December 31, 2020, [primarily reflecting improvement in forecasted probable loan losses from COVID-19]. The Company recorded a provision for loan losses of $200,000 for the three months ended December 31, 2019 and recorded a provision for loan losses of $3.70 million for the year ended September 30, 2020. The provisions recorded during the last nine months of the year ended September 30, 2020 were primarily due to forecasted probable loan losses reflecting the potential future impact of the COVID-19 pandemic on the economy.

On March 24, 2020, Washington State Governor Jay Inslee signed a statewide order due to the COVID-19 pandemic requiring residents to stay-at-home unless involved in an essential activity. All business, except those that are considered essential, were also ordered to close. Although the stay-at-home order has been lifted and certain businesses were allowed to re-open, many restrictions remain in place. As an essential business, the Company took various steps to help ensure the safety of customers and personnel including branch lobby closures. To help ensure the safety of the Company's customers and employees, services are offered primarily through drive up facilities and/or by appointment. Some of the Company's employees are working remotely or have flexible work schedules, and protective measures within the Company's offices have been established to help ensure the safety of those employees who must work on-site.

The Company has worked with loan customers on loan deferral and forbearance plans. In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. The majority of these borrowers had resumed making payments as of December 31, 2020 and only 12 loans with balances totaling $14.39 million remained on deferral status as of that date. Borrowers were paying interest monthly on eight of these 12 deferred loans. These modifications were not classified as TDRs at December 31, 2020 in accordance with the guidance of the CARES Act and related regulatory guidance. The Company is continuing to work on forbearance plans with customers impacted by the COVID-19 pandemic. The CARES Act also authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans in April 2020 and originated $127.54 million in PPP loans through the program's initial conclusion in August 2020. The CAA 2021, which was signed into law on December 27, 2020, renews and extends the PPP until March 31, 2021. As a result, the Company began originating PPP loans again in January 2021. As of December 31, 2020, the Company had $103.47 million in PPP loans to new and existing customers who are small to midsize businesses as well as non-profit organizations, independent contractors, and partnerships as allowed under PPP guidance.

Net income is also affected by non-interest income and non-interest expenses.  For the three month period ended December 31, 2020, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest income is also decreased by valuation allowances on servicing rights and increased by recoveries of valuation allowances on servicing rights, if any.  Non-interest expenses consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expenses in certain periods are reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expenses are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2020 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2020 Form 10-K.

Comparison of Financial Condition at December 31, 2020 and September 30, 2020

The Company’s total assets increased by $22.43 million, or 1.4%, to $1.588 billion at December 31, 2020 from $1.566 billion at September 30, 2020.  The increase in total assets was primarily due to increases in cash and cash equivalents, which was partially offset by a decrease in CDs held for investment. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable decreased by $6.57 million, or 0.6%, to $1.007 billion at December 31, 2020 from $1.014 billion at September 30, 2020, primarily due to decreases in SBA PPP loans and smaller decreases in several other categories. These decreases were partially offset by an increase in commercial real estate mortgage loans and smaller increases in several other categories.

Total deposits increased by $16.71 million, or 1.2%, to $1.375 billion at December 31, 2020 from $1.358 billion at September 30, 2020, primarily due to increases in NOW checking account balances, money market account balances and savings account balances.

Shareholders’ equity increased by $5.70 million, or 3.0%, to $193.33 million at December 31, 2020 from $187.63 million at September 30, 2020.  The increase in shareholders' equity was primarily due to net income, partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $19.84 million, or 5.2%, to $399.84 million at December 31, 2020 from $380.00 million at September 30, 2020. The increase was primarily a result of an increase in total deposits, which exceeded the funds required for loan originations and used for purchases of investment securities.

Investment Securities:  Investment securities (including investments in equity securities) increased by $4.47 million, or 5.2%, to $91.25 million at December 31, 2020 from $86.77 million at September 30, 2020. This increase was primarily due to the purchase of additional agency mortgage-backed investment securities during the three months ended December 31, 2020, as the Company put a portion of its excess overnight liquidity into higher-earning investment securities during the period. These increases were partially offset by maturities, prepayments and scheduled amortization of other investment securities. For additional information on investment securities, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock was $1.92 million at both December 31, 2020 and September 30, 2020.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both December 31, 2020 and September 30, 2020. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable decreased by $6.57 million, or 0.6%, to $1.007 billion at December 31, 2020 from $1.014 billion at September 30, 2020.  The decrease was primarily due to a $23.35 million decrease in SBA PPP loans, a $3.49 million decrease in construction loans, a $2.97 million decrease in one- to four-family mortgage loans, a $2.94 million decrease in land loans, and smaller decreases in several other loan categories. These decreases to net loans receivable were partially offset by a $10.10 million increase in commercial real estate mortgage loans, a $6.26 million decrease in the undisbursed portion of construction loans in process, a $4.36 million increase in multi-family mortgage loans, a $2.78 million increase in consumer loans, and smaller increases in several other loan categories. The SBA PPP loan balances decreased primarily due to borrowers applying for forgiveness from the SBA and the loans being subsequently paid off by the SBA.

Loan originations increased by $24.03 million, or 18.1%, to $156.58 million for the three months ended December 31, 2020 from $132.55 million for the three months ended December 31, 2019.  The increase in loan originations was primarily due to increased loan demand for one- to four-family mortgage loan refinances, and the funding of several larger commercial business and commercial real estate loans. The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also periodically sells the guaranteed portion of SBA loans.  Sales of fixed rate one- to four-family mortgage loans increased by $9.28 million, or 26.9%, to $43.84 million for the three months ended December 31, 2020 from $34.56 million for the three months ended December 31, 2019, primarily due to increased refinance activity for one- to four-family loan due to the decrease in mortgage interest rates.

For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $282,000, or 1.2%, to $22.75 million at December 31, 2020 from $23.04 million at September 30, 2020.  This decrease was primarily due to normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $782,000, or 74.5%, to $268,000 at December 31, 2020 from $1.05 million at September 30, 2020. The decrease was primarily due to the sale of two land parcels during the three months ended December 31, 2020.  At December 31, 2020, total OREO and other repossessed assets consisted of four land parcels totaling $268,000.

BOLI (Bank Owned Life Insurance): BOLI increased by $149,000 or 0.7%. to $21.75 million at December 31, 2020 from $21.60 million at September 30, 2020. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both December 31, 2020 and September 30, 2020. CDI decreased by $90,000, or 5.5%, to $1.54 million at December 31, 2020 from $1.63 million at September 30, 2020 due to scheduled amortization. For additional information on goodwill and CDI, see Notes 2 and 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Deposits: Deposits increased by $16.71 million, or 1.2%, to $1.375 billion at December 31, 2020 from $1.358 billion at September 30, 2020. The increase in total deposits was primarily due to a $10.26 million increase in NOW checking account balances, a $10.09 million increase in money market account balances, and a $7.09 million increase in savings account balances. These increases were partially offset by a $6.79 million decrease in certificates of deposit account balances and a $3.94 million decrease in non-interest bearing demand account balances.

Deposits consisted of the following at December 31, 2020 and September 30, 2020 (dollars in thousands):

	December 31, 2020		September 30, 2020
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$437,953	31.8%	$441,889	32.5%
NOW checking	387,158	28.1	376,899	27.8
Savings	226,955	16.5	219,869	16.2
Money market	158,928	11.6	149,922	11.0
Money market - reciprocal	12,389	0.9	11,303	0.9
Certificates of deposit under $250	124,789	9.1	129,579	9.5
Certificates of deposit $250 and over	26,944	2.0	28,945	2.1
Total	$1,375,116	100.0%	$1,358,406	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings remained unchanged at $10.00 million at both December 31, 2020 and September 30, 2020, and consisted of two $5.00 million borrowings, with scheduled maturities in March 2025 and March 2027, which bear interest at 1.19% and 1.11%, respectively.

Shareholders’ Equity:  Total shareholders’ equity increased by $5.70 million, or 3.0%, to $193.33 million at December 31, 2020 from $187.63 million at September 30, 2020.  The increase was primarily due to net income of $7.29 million for the three months ended December 31, 2020 which was partially offset by dividend payments to common shareholders of $1.66 million and the repurchase of 2,900 shares of the Company's common stock for $58,000 (an average price of $20.04 per share). The Company had 141,952 shares available to be repurchased under the Company's existing stock repurchase plan at December 31, 2020. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio was 0.19% at December 31, 2020 compared to 0.27% at September 30, 2020. Total non-performing assets decreased by $1.11 million, or 26.7%, to $3.05 million at December 31, 2020 from $4.16 million at September 30, 2020. The decrease in non-performing assets was due to a $782,000 decrease in OREO and other repossessed assets, a $324,000 decrease in non-accrual loans, and a $4,000 decrease in non-accrual investment securities.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2020 and September 30, 2019 (dollars in thousands):

	December 31, 2020	September 30, 2020
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$419	$659
Commercial	643	858
Land	405	394
Consumer loans:
Home equity and second mortgage	607	564
Other	9	—
Commercial business loans	498	430
Total loans accounted for on a non-accrual basis	2,581	2,905

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	2,581	2,905

Non-accrual investment securities	205	209

OREO and other repossessed assets, net (2)	268	1,050
Total non-performing assets (3)	$3,054	$4,164

TDRs on accrual status (4)	$2,868	$2,868

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.25%	0.28%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.16%	0.19%

Non-performing assets as a percentage of total assets	0.19%	0.27%

Loans receivable (5)	$1,020,741	$1,027,289

Total assets	$1,588,405	$1,565,978
___________________________________
(1) As of December 31, 2020 and September 30, 2020,there were no one- to-four family properties in the process of foreclosure.
(2) As of December 31, 2020 and September 30, 2020, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $197 and $203 reported as non-accrual loans at December 31, 2020 and September 30, 2020, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

The Company has received, and continues to receive, inquiries and requests from borrowers for some type of payment relief due to the COVID 19-pandemic. In response, the Company has made payment deferral modifications (typically 90-day payment deferral with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. All loans modified due to COVID-19 are separately monitored and any request for continuation of relief beyond the initial modification is reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. For additional information on these loan modifications, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

Comparison of Operating Results for the Three Months Ended December 31, 2020 and 2019

Net income increased by $638,000, or 9.6%, to $7.29 million for the quarter ended December 31, 2020 from $6.65 million for the quarter ended December 31, 2019. Net income per diluted common share increased by $0.09, or 11.5%, to $0.87 for the quarter ended December 31, 2020 from $0.78 for the quarter ended December 31, 2019. The increases in net income and net income per diluted common share for the three months ended December 31, 2020 were primarily due to a $621,000 increase in non-interest income and a $200,000 decrease in the provision for loan losses, which were partially offset by a $168,000 increase in the provision for income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income remained relatively unchanged, increasing by $22,000, or 0.2%, to $13.02 million for the quarter ended December 31, 2020 from $13.00 million for the quarter ended December 31, 2019. The increase in net interest income was primarily due to an increase in the average balance on interest-earnings assets, which was partially offset by a decrease in the average yield of interest-earning assets.

Total interest and dividend income decreased by $234,000, or 1.6%, to $13.96 million for the quarter ended December 31, 2020 from $14.19 million for the quarter ended December 31, 2019, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.73% for the quarter ended December 31, 2020 from 4.83% for the quarter ended December 31, 2019 as market interest rates decreased following the 150 basis point decline in the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic, to a range of 0.00% to 0.25% at December 31, 2020. Substantially offsetting the decrease in the average yield on interest earning assets was an increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $324.52 million, or 27.6%, to $1.50 billion for the quarter ended December 31, 2020 from $1.17 billion for the quarter ended December 31, 2019. Average loans receivable increased by $118.38 million, or 13.0%, average investment securities increased by $27.58 million, or 45.5%, and average interest-bearing deposits in banks and CDs increased by $178.05 million, or 90.7%, between the periods. During the quarter ended December 31, 2020, the accretion of the purchase accounting fair value discount on loans acquired in the South Sound Acquisition increased interest income on loans by $120,000 compared to $145,000 for the quarter ended December 31, 2019. The incremental accretion will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the net discount declines. During the quarter ended December 31, 2020, there was a total of $196,000 of pre-payment penalties, non-accrual interest and late fees collected, compared to $233,000 collected for the quarter ended December 31, 2019. Also impacting the average yield and average interest-earning asset balances during the current quarter were SBA PPP loans originated. These PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan. For the quarter ended December 31, 2020, average PPP loans were $118.00 million and the Company recorded $295,000 in interest income and accreted $1.14 million in PPP loan origination fees into income.

Total interest expense decreased by $256,000, or 21.5%, to $933,000 for the quarter ended December 31, 2020 from $1.19 million for the quarter ended December 31, 2019. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.40% for the quarter ended December 31, 2020 from 0.61% for the quarter ended December 31, 2019. Average interest-bearing liabilities increased by $162.71 million, or 21.1%, to $934.25 million for the quarter ended December 31, 2020 from $771.55 million for the quarter ended December 31, 2019, due to increases in the average balances of savings accounts, NOW checking accounts, money market accounts, and borrowings.

As a result of these changes, the net interest margin ("NIM") decreased to 3.48% for the quarter ended December 31, 2020 from 4.43% for the quarter ended December 31, 2019.

Average Balances, Interest and Average Yields/Cost

The following tables set forth, for the periods indicated, information regarding average balances of assets and liabilities as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and average yields and costs. Such yields and costs for the periods indicated are derived by dividing income or expense by the average daily balance of assets or liabilities, respectively, for the periods presented (dollars in thousands).

	Three Months Ended December 31,
	2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,030,289	$13,318	5.17%	$911,905	$12,764	5.60%
Investment securities (2)	88,137	301	1.37	60,555	439	2.90
Dividends from mutual funds, FHLB stock and other investments	5,896	28	1.90	5,394	37	2.74
Interest-bearing deposits in banks and CDs	374,376	310	0.33	196,322	951	1.94
Total interest-earning assets	1,498,698	13,957	3.73	1,174,176	14,191	4.83
Non-interest-earning assets	84,077			83,405
Total assets	$1,582,775			$1,257,581

Interest-bearing liabilities:
Savings	$222,866	47	0.08	$174,590	33	0.08
Money market	168,503	139	0.33	133,755	189	0.56
NOW checking	377,760	177	0.19	296,402	221	0.30
Certificates of deposit	155,125	541	1.38	166,799	746	1.78
Long-term borrowings	10,000	29	1.15	—	—	—
Total interest-bearing liabilities	934,254	933	0.40	771,546	1,189	0.61
Non-interest-bearing deposits	448,350			305,452
Other liabilities	10,687			7,825
Total liabilities	1,393,291			1,084,823
Shareholders' equity	189,484			172,758
Total liabilities and
shareholders' equity	$1,582,775			$1,257,581

Net interest income		$13,024			$13,002
Interest rate spread			3.33%			4.22%
Net interest margin (3)			3.48%			4.43%
Ratio of average interest-earning assets to average interest- bearing liabilities			160.42%			152.18%
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

Rate Volume Analysis

The following table sets forth the effects of changing rates and volumes on the net interest income of the Company.   Information is provided with respect to the (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change (sum of the prior columns).  Changes in rate/volume have been allocated to rate and volume variances based on the absolute values of each (dollars in thousands).

	Three months ended December 31, 2020 compared to three months ended December 31, 2019 increase (decrease) due to
	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$(1,023)	$1,577	$554
Investment securities	(289)	151	(138)
Dividends from mutual funds, FHLB stock and other investments	(12)	3	(9)
Interest-bearing deposits in banks and CDs	(1,130)	489	(641)
Total net increase (decrease) in income on interest-earning assets	(2,454)	2,220	(234)

Interest-bearing liabilities:
Savings	4	10	14
Money market	(91)	41	(50)
NOW checking	(95)	51	(44)
Certificates of deposit	(156)	(49)	(205)
FHLB borrowings	15	14	29
Total net increase (decrease) in expense on interest-bearing liabilities	(323)	67	(256)

Net increase (decrease) in net interest income	$(2,131)	$2,153	$22

Provision for Loan Losses: There was no provision for loan losses made for the quarter ended December 31, 2020 compared to a $200,000 provision for loans losses for the quarter ended December 31, 2019. For the quarter ended December 31, 2020, there were net recoveries of $18,000 compared to net charge-offs of $8,000 for the quarter ended December 31, 2019. Non-accrual loans decreased by $324,000 or 11.2%, to $2.58 million at December 31, 2020, from $2.91 million at September 30, 2020 and decreased by $489,000, or 15.9%, from $3.07 million at December 31, 2019. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by $926,000, or 24.7%, to $2.82 million at December 31, 2020, from $3.75 million at September 30, 2020 and decreased by $1.05 million, or 27.1%, from $3.87 million one year ago.

The $103.47 million balance of SBA PPP loans was omitted from the Company's normal allowance for loan losses calculation at December 31, 2020, as these loans are fully guaranteed by the SBA and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis, the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at December 31, 2020 was $87,000 compared to $41,000 at September 30, 2020 and $105,000 at December 31, 2019.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and as a result no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $669,000 at December 31, 2020. The Company believes that this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on its comprehensive analysis, management believes that the allowance for loan losses of $13.43 million at December 31, 2020 (1.32% of loans receivable and 520.4% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $13.41 million (1.31% of loans receivable and 461.8% of non-performing loans) at September 30, 2020 and $9.88 mil1ion (1.07% of loans receivable and 321.9% of non-performing loans) at December 31, 2019. While the Company believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. For additional information, see Note 5 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $621,000, or 15.8%, to $4.56 million for the quarter ended December 31, 2020 from $3.94 million for the quarter ended December 31, 2019. The increase was primarily due to a $1.05 million increase in gain on sale of loans, and smaller increases in several other categories. These increases to non-interest income were partially offset by a $213,000 increase in the valuation allowance on servicing rights, a $145,000 decrease in service charges on deposits and smaller decreases in several other categories. The increase in gain on sale of loans was primarily due to an increase in the dollar amount of fixed rate one- to four-family loans originated and sold during the current quarter and an increase in the average pricing margin. The increased mortgage banking volumes were largely due to increased refinance activity for single family homes due to lower mortgage interest rates. The valuation allowance on servicing rights was primarily due to prepayment speeds increasing on underlying mortgages being serviced in the current low interest rate environment. The decrease in service charges on deposits was primarily due to a decrease in overdraft fee income.

Non-interest Expense:  Total non-interest expense remained relatively unchanged, increasing by $37,000, or 0.4%, to $8.41 million for the quarter ended December 31, 2020 from $8.37 million for the quarter ended December 31, 2019. This increase was primarily due to a $123,000 increase in FDIC insurance expense and smaller increases in several other categories, which were partially offset by smaller decreases in several categories. The increase FDIC insurance expense was primarily due to an assessment credit which reduced expense in the comparable quarter one year ago. The efficiency ratio for the current quarter improved to 47.83% from 49.43% for the comparable quarter one year ago.

Provision for Income Taxes: The provision for income taxes increased by $168,000, or 9.8%, to $1.88 million for the quarter ended December 31, 2020 from $1.72 million for the quarter ended December 31, 2019, primarily due to higher income before income taxes. The Company's effective income tax rate was 20.5% for the quarters ended December 31, 2020 and December 31, 2019.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2020, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 31.48%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $19.84 million, or 5.2%, to $399.84 million at December 31, 2020 from $380.00 million at September 30, 2020. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2020, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. At December 31, 2020, the Bank had $10.00 million in FHLB borrowings outstanding and $358.01 million available for additional FHLB borrowings. Additionally, the Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At December 31, 2020, the Bank had $66.14 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $50.00 million overnight borrowing line with PCBB. At December 31, 2020, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At December 31, 2020, the Bank had loan commitments totaling $128.92 million and undisbursed construction loans in process totaling $94.30 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from December 31, 2020 totaled $96.90 million.

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

Based on its capital levels at December 31, 2020, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2020, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at December 31, 2020 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$175,120	11.16%	$62,759	4.00%	$78,449	5.00%
Risk-based Capital Ratios:
Common equity tier 1 capital	175,120	19.90	39,592	4.50	57,189	6.50
Tier 1 capital	175,120	19.90	52,790	6.00	70,386	8.00
Total capital	186,152	21.16	70,386	8.00	87,983	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2020, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2020, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2020 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$178,142	11.36%
Risk-based Capital Ratios:
Common equity tier 1 capital	178,142	20.23
Tier 1 capital	178,142	20.23
Total capital	189,186	21.48

Key Financial Ratios and Data
(Dollars in thousands, except per share data)

	Three Months Ended December 31,
	2020	2019
PERFORMANCE RATIOS:
Return on average assets	1.84%	2.12%
Return on average equity	15.39%	15.40%
Net interest margin	3.48%	4.43%
Efficiency ratio	47.83%	49.43%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2020.

Item 4.  Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2020 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended December 31, 2020:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
10/1/2020 - 10/31/2020	—	$—	—	144,852
11/1/2020 - 11/30/2020	2,900	20.004	2,900	141,952
12/1/2020 - 12/31/2020	—	—	—	141,952
Total	2,900	$20.004	2,900	141,952

(1) On July 28, 2015, the Company announced a plan to repurchase 352,681 shares of the Company's common stock. As of December 31, 2020, a total of 210,729 shares had been repurchased at an average price of $15.77 per share, and there were 141,952 shares still authorized to be repurchased under the plan. All shares were repurchased through open market broker transactions, and no shares were directly repurchased from directors or officers of the Company.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.3	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (1)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.4	2003 Stock Option Plan (5)
10.5	Form of Incentive Stock Option Agreement (6)
10.6	Form of Non-qualified Stock Option Agreement (6)
10.8	Employment Agreement with Michael R. Sand (7)
10.9	Employment Agreement with Dean J. Brydon (7)
10.10	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (8)
10.11	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101	The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2020, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements
_________________

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).
(2)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 20, 2021.
(3)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 16, 2007.
(4)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(5)Incorporated by reference to the Registrant’s 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(6)Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).
(7)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.
(8)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.
(9)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 18, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: February 9, 2021	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2021	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)