Form 10-Q
period 2021-03-31
TIMBERLAND BANCORP INC
filed 2021-05-07
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
Yes ___    No   _☒_

As of May 4, 2021, there were 8,362,907 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2021 and September 30, 2020
(Dollars in thousands, except per share amounts)

	March 31, 2021	September 30, 2020
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$21,707	$21,877
Interest-bearing deposits in banks	411,635	292,575
Total cash and cash equivalents	433,342	314,452

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	39,674	65,545
Investment securities held to maturity, at amortized cost (estimated fair value of $37,838 and $29,827)	36,465	27,890
Investment securities available for sale, at fair value	69,184	57,907
Investments in equity securities, at fair value	957	977
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,303	1,922
Other investments, at cost	3,000	3,000
Loans held for sale	8,455	4,509
Loans receivable, net of allowance for loan losses of $13,434 and $13,414	1,030,683	1,013,875
Premises and equipment, net	22,763	23,035
Other real estate owned (“OREO”) and other repossessed assets, net	157	1,050
Accrued interest receivable	4,471	4,484
Bank owned life insurance (“BOLI”)	21,891	21,596
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	1,444	1,625
Servicing rights, net	3,604	3,095
Operating lease right-of-use ("ROU") assets	2,436	2,587
Other assets	3,284	3,298
Total assets	$1,699,244	$1,565,978

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$499,541	$441,889
Interest-bearing	982,318	916,517
Total deposits	1,481,859	1,358,406

FHLB borrowings	10,000	10,000
Operating lease liabilities	2,499	2,630
Other liabilities and accrued expenses	6,343	7,312
Total liabilities	1,500,701	1,378,348
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2021 and September 30, 2020
(Dollars in thousands, except per share amounts)

	March 31, 2021	September 30, 2020
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,361,457 shares issued and outstanding - March 31, 2021 8,310,793 shares issued and outstanding - September 30, 2020	42,949	42,396
Retained earnings	155,473	145,173
Accumulated other comprehensive income	121	61
Total shareholders’ equity	198,543	187,630
Total liabilities and shareholders’ equity	$1,699,244	$1,565,978
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2021 and 2020
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Interest and dividend income
Loans receivable and loans held for sale	$12,790	$12,823	$26,108	$25,587
Investment securities	284	489	585	928
Dividends from mutual funds, FHLB stock and other investments	27	35	55	72
Interest-bearing deposits in banks and CDs	259	784	569	1,735
Total interest and dividend income	13,360	14,131	27,317	28,322

Interest expense
Deposits	764	1,243	1,668	2,432
FHLB borrowings	29	8	58	8
Total interest expense	793	1,251	1,726	2,440

Net interest income	12,567	12,880	25,591	25,882

Provision for loan losses	—	2,000	—	2,200

Net interest income after provision for loan losses	12,567	10,880	25,591	23,682

Non-interest income
Net recoveries on investment securities	3	3	8	106
Service charges on deposits	941	1,078	1,996	2,278
ATM and debit card interchange transaction fees	1,237	1,015	2,393	2,109
BOLI net earnings	146	147	295	294
Gain on sales of loans, net	1,758	736	3,760	1,688
Escrow fees	74	47	179	130
Servicing income (expense) on loans sold	(10)	62	5	136
Valuation recovery (allowance) on servicing rights, net	438	—	202	(23)
Other, net	299	592	607	900
Total non-interest income, net	4,886	3,680	9,445	7,618

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2021 and 2020
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Non-interest expense
Salaries and employee benefits	$4,778	$4,621	$9,391	$9,343
Premises and equipment	998	943	1,955	1,837
Gain on sales/dispositions of premises and equipment, net	—	(3)	—	(102)
Advertising	155	159	311	342
OREO and other repossessed assets, net	(68)	51	(94)	50
ATM and debit card interchange transaction fees	445	359	876	799
Postage and courier	149	145	287	279
State and local taxes	255	233	538	449
Professional fees	181	210	412	480
Federal Deposit Insurance Corporation ("FDIC") insurance	105	—	201	(27)
Loan administration and foreclosure	90	78	171	167
Data processing and telecommunications	634	515	1,240	1,099
Deposit operations	245	274	529	591
Amortization of CDI	91	102	181	203
Other	493	599	963	1,149
Total non-interest expense, net	8,551	8,286	16,961	16,659

Income before income taxes	8,902	6,274	18,075	14,641

Provision for income taxes	1,651	1,225	3,534	2,940

Net income	$7,251	$5,049	$14,541	$11,701

Net income per common share
Basic	$0.87	$0.61	$1.75	$1.40
Diluted	$0.86	$0.60	$1.73	$1.38

Weighted average common shares outstanding
Basic	8,331,121	8,344,201	8,322,210	8,342,828
Diluted	8,444,798	8,456,659	8,428,595	8,465,894

Dividends paid per common share	$0.31	$0.20	$0.51	$0.45

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Comprehensive income
Net income	$7,251	$5,049	$14,541	$11,701
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $19, $(9), $15 and $(63), respectively	74	(35)	57	(241)
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $1, $1, $1 and $3, respectively	3	2	3	12
Total other comprehensive income (loss), net of income taxes	77	(33)	60	(229)

Total comprehensive income	$7,328	$5,016	$14,601	$11,472

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and six months ended March 31, 2021 and 2020
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre- hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, December 31, 2019	8,346,394	$43,246	$132,553	$(146)	$175,653

Net income	—	—	5,049	—	5,049
Other comprehensive loss	—	—	—	(33)	(33)
Repurchase of common stock	(56,601)	(1,238)	—	—	(1,238)
Exercise of stock options	19,400	204	—	—	204
Common stock dividends ($0.20 per common share)	—	—	(1,673)	—	(1,673)
Stock option compensation expense	—	46	—	—	46
Balance, March 31, 2020	8,309,193	$42,258	$135,929	$(179)	$178,008

Balance, December 31, 2020	8,317,793	$42,480	$150,801	$44	$193,325

Net income	—	—	7,251	—	7,251
Other comprehensive income	—	—	—	77	77
Exercise of stock options	43,664	423	—	—	423
Common stock dividends ($0.31 per common share)	—	—	(2,579)	—	(2,579)
Stock option compensation expense	—	46	—	—	46
Balance, March 31, 2021	8,361,457	$42,949	$155,473	$121	$198,543

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2019	8,329,419	$43,030	$127,987	$50	$171,067
Net income	—	—	11,701	—	11,701
Other comprehensive loss	—	—	—	(229)	(229)
Repurchase of common stock	(56,601)	(1,238)	—	—	(1,238)
Exercise of stock options	36,375	374	—	—	374
Common stock dividends ($0.45 per common share)	—	—	(3,759)	—	(3,759)
Stock option compensation expense	—	92	—	—	92
Balance, March 31, 2020	8,309,193	$42,258	$135,929	$(179)	$178,008

Balance, September 30, 2020	8,310,793	$42,396	$145,173	$61	$187,630
Net income	—	—	14,541	—	14,541
Other comprehensive income	—	—	—	60	60
Repurchase of common stock	(2,900)	(58)	—	—	(58)
Exercise of stock options	53,564	519	—	—	519
Common stock dividends ($0.51 per common share)	—	—	(4,241)	—	(4,241)
Stock option compensation expense	—	92	—	—	92
Balance, March 31, 2021	8,361,457	$42,949	$155,473	$121	$198,543

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$14,541	$11,701
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	2,200
Depreciation	781	748
Deferred income taxes	51	—
Accretion of discount on purchased loans	(207)	(253)
Amortization of CDI	181	203
Stock option compensation expense	92	92
Net recoveries on investment securities	(8)	(106)
Change in fair value of investments in equity securities	20	(11)
Accretion of discounts and premiums on securities	(16)	(88)
Gain on sales of OREO and other repossessed assets, net	(92)	(39)
Provision for OREO losses	—	25
Gain on sales of loans, net	(3,760)	(1,688)
Gain on sales/disposition of premises and equipment, net	—	(102)
Loans originated for sale	(85,313)	(60,097)
Proceeds from sales of loans	85,127	62,058
Amortization of servicing rights	529	383
Valuation adjustment on servicing rights	(202)	23
BOLI net earnings	(295)	(294)
Increase (decrease) in deferred loan origination fees	563	(104)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,826)	545
Net cash provided by operating activities	10,166	15,196

Cash flows from investing activities
Net decrease (increase) in CDs held for investment	25,871	(4,126)
Purchase of investment securities held to maturity	(15,050)	(9,755)
Purchase of investment securities available for sale	(16,383)	(21,521)
Proceeds from maturities and prepayments of investment securities held to maturity	6,589	4,412
Proceeds from maturities and prepayments of investment securities available for sale	5,093	2,266
Purchase of FHLB stock	(381)	(485)
Increase in loans receivable, net	(17,164)	(22,838)
Additions to premises and equipment	(509)	(1,195)
Proceeds from sales of premises and equipment	—	307
Proceeds from sales of OREO and other repossessed assets	985	74
Net cash used in investing activities	(10,949)	(52,861)
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2021	2020
Cash flows from financing activities
Net increase in deposits	$123,453	$57,421
FHLB borrowings	—	10,000
Proceeds from exercise of stock options	519	374
Repurchase of common stock	(58)	(1,238)
Payment of dividends	(4,241)	(3,759)
Net cash provided by financing activities	119,673	62,798

Net increase in cash and cash equivalents	118,890	25,133
Cash and cash equivalents
Beginning of period	314,452	143,015
End of period	$433,342	$168,148

Supplemental disclosure of cash flow information
Income taxes paid	$2,688	$1,988
Interest paid	1,818	2,416

Supplemental disclosure of non-cash investing activities
Other comprehensive income (loss) related to investment securities	$60	$(229)
Operating lease liabilities arising from recording of ROU assets	—	2,889

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc.and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 (“2020 Form 10-K”).  The unaudited consolidated results of operations for the six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2021.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2021 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of March 31, 2021 and September 30, 2020 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2021
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$21,888	$1,164	$(9)	$23,043
Private label residential	5,056	312	(23)	5,345
U.S. Treasury and U.S. government agency securities	9,021	—	(68)	8,953
Bank issued trust preferred securities	500	—	(3)	497
Total	$36,465	$1,476	$(103)	$37,838

Available for sale
MBS: U.S. government agencies	$69,001	$282	$(99)	$69,184
Total	$69,001	$282	$(99)	$69,184

September 30, 2020
Held to maturity
MBS:
U.S. government agencies	$27,161	$1,635	$(3)	$28,793
Private label residential	229	307	(1)	535
Bank issued trust preferred securities	500	—	(1)	499
Total	$27,890	$1,942	$(5)	$29,827

Available for sale
MBS: U.S. government agencies	$57,797	$178	$(68)	$57,907
Total	$57,797	$178	$(68)	$57,907

Held to maturity and available for sale investment securities with unrealized losses were as follows as of March 31, 2021 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$2,098	$(8)	3	$34	$(1)	4	$2,132	$(9)
Private label residential	4,836	(23)	1	2	—	2	4,838	(23)
U.S. Treasury and U.S. government agency securities	8,953	(68)	3	—	—	—	8,953	(68)
Bank issued trust preferred securities	497	(3)	1	—	—	—	497	(3)
Total	$16,384	$(102)	8	$36	$(1)	6	$16,420	$(103)

Available for sale
MBS: U.S. government agencies	$22,873	$(99)	12	$—	$—	—	$22,873	$(99)
Total	$22,873	$(99)	12	$—	$—	—	$22,873	$(99)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2020 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$5,130	$(2)	4	$39	$(1)	4	$5,169	$(3)
Private label residential	7	—	1	11	(1)	2	18	(1)
Bank issued trust preferred securities	499	(1)	1	—	—	—	499	(1)
Total	$5,636	$(3)	6	$50	$(2)	6	$5,686	$(5)

Available for sale
MBS:
U.S. government agencies	$21,464	$(68)	11	$—	$—	—	$21,464	$(68)
Total	$21,464	$(68)	11	$—	$—	—	$21,464	$(68)

The Company has evaluated the investment securities in the above tables and has determined that the declines in their fair value are temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Furthermore, as of March 31, 2021, management does not have the intent to sell any of the securities classified as available for sale where the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of March 31, 2021 and 2020:

	Range		Weighted
	Minimum	Maximum	Average
March 31, 2021
Constant prepayment rate	6.00%	15.00%	13.18%
Collateral default rate	1.73%	28.92%	13.94%
Loss severity rate	—%	18.93%	5.79%

March 31, 2020
Constant prepayment rate	6.00%	15.00%	10.91%
Collateral default rate	1.86%	22.47%	10.44%
Loss severity rate	—%	16.34%	4.02%

The following table presents the OTTI recoveries for the three and six months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
	Held To Maturity	Held To Maturity
Total recoveries	$3	$3
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—
Net recoveries recognized in earnings (2)	$3	$3

	Six Months Ended March 31, 2021	Six Months Ended March 31, 2020
	Held To Maturity	Held To Maturity
Total recoveries	$8	$106
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—
Net recoveries recognized in earnings (2)	$8	$106

_________________
(1) Represents OTTI related to all other factors.
(2) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the six months ended March 31, 2021 and 2020 (dollars in thousands):

	Six Months Ended March 31,
	2021	2020
Beginning balance of credit loss	$885	$1,071
Subtractions:
Realized losses previously recorded as credit losses	(5)	(60)
Recovery of prior credit loss	(8)	(106)
Ending balance of credit loss	$872	$905

During the six months ended March 31, 2021, the Company recorded a $5,000 net realized loss (as a result of investment securities being deemed worthless) on 13 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the six months ended March 31, 2020, the Company recorded a $60,000 net realized loss (as a result of investment securities being deemed worthless) on 19 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $96.24 million and $81.03 million at March 31, 2021 and September 30, 2020, respectively.

The contractual maturities of debt securities at March 31, 2021 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$1,428	$1,421
Due after one year to five years	8,230	8,290	2,829	2,829
Due after five years to ten years	13,703	14,180	19,173	19,236
Due after ten years	14,532	15,368	45,571	45,698
Total	$36,465	$37,838	$69,001	$69,184

(3) GOODWILL AND CDI

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

As of March 31, 2021, management believes that there have been no events or changes in the circumstances since May 31, 2020 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or decreases in the Company's stock price and market capitalization as a result of the novel coronavirus of 2019 ("COVID-19") pandemic were to be deemed sustained rather then temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition. The recorded amount of goodwill at March 31, 2021 and September 30, 2020 remained unchanged at $15.13 million.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of March 31, 2021, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at March 31, 2021 and September 30, 2020 (dollars in thousands):

	March 31, 2021		September 30, 2020
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$117,184	10.3%	$118,580	10.5%
Multi-family	92,435	8.1	85,053	7.5
Commercial	461,966	40.5	453,574	40.0
Construction - custom and owner/builder	105,305	9.2	129,572	11.4
Construction - speculative one- to four-family	17,289	1.5	14,592	1.3
Construction - commercial	42,340	3.7	33,144	2.9
Construction - multi-family	44,266	3.9	34,476	3.0
Construction - land development	2,238	0.2	7,712	0.7
Land	19,041	1.7	25,571	2.3
Total mortgage loans	902,064	79.1	902,274	79.6

Consumer loans:
Home equity and second mortgage	32,026	2.8	32,077	2.8
Other	2,756	0.2	3,572	0.3
Total consumer loans	34,782	3.0	35,649	3.1

Commercial loans:
Commercial business	66,645	5.8	69,540	6.1
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	138,175	12.1	126,820	11.2
Total commercial loans	204,820	17.9%	196,360	17.3

Total loans receivable	1,141,666	100.0%	1,134,283	100.0%
Less:
Undisbursed portion of construction loans in process	90,550		100,558
Deferred loan origination fees, net	6,999		6,436
Allowance for loan losses	13,434		13,414
Subtotal	110,983		120,408
Loans receivable, net	$1,030,683		$1,013,875
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $8,455 and $4,509 at March 31, 2021 and September 30, 2020, respectively.

Loans receivable at March 31, 2021 and September 30, 2020 are reported net of unamortized discounts totaling $583,000 and $790,000, respectively.

Allowance for Loan Losses

The following tables set forth information for the three and six months ended March 31, 2021 and 2020 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended March 31, 2021
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,135	$16	$—	$—	$1,151
Multi-family	757	27	—	—	784
Commercial	7,136	102	—	—	7,238
Construction – custom and owner/builder	770	(75)	—	—	695
Construction – speculative one- to four-family	182	(34)	—	—	148
Construction – commercial	558	156	—	—	714
Construction – multi-family	186	137	—	—	323
Construction – land development	123	(104)	—	—	19
Land	474	(72)	—	5	407
Consumer loans:
Home equity and second mortgage	605	(53)	—	—	552
Other	57	—	(1)	—	56
Commercial business loans	1,449	(100)	(2)	—	1,347
SBA PPP loans	—	—	—	—	—
Total	$13,432	$—	$(3)	$5	$13,434

	Six Months Ended March 31, 2021
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,163	$(12)	$—	$—	$1,151
Multi-family	718	66	—	—	784
Commercial	7,144	94	—	—	7,238
Construction – custom and owner/builder	832	(137)	—	—	695
Construction – speculative one- to four-family	158	(10)	—	—	148
Construction – commercial	420	294	—	—	714
Construction – multi-family	238	85	—	—	323
Construction – land development	133	(114)	—	—	19
Land	572	(175)	—	10	407
Consumer loans:
Home equity and second mortgage	593	(41)	—	—	552
Other	71	(18)	(1)	4	56
Commercial business loans	1,372	(32)	(2)	9	1,347
SBA PPP loans	—	—	—	—	—
Total	$13,414	$—	$(3)	$23	$13,434

	Three Months Ended March 31, 2020
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,065	$83	$—	$1	$1,149
Multi-family	499	96	—	—	595
Commercial	4,410	1,351	—	1	5,762
Construction – custom and owner/builder	754	(57)	—	—	697
Construction – speculative one- to four-family	248	(44)	—	—	204
Construction – commercial	403	20	—	—	423
Construction – multi-family	333	61	—	—	394
Construction – land development	48	32	—	—	80
Land	654	19	—	5	678
Consumer loans:
Home equity and second mortgage	609	47	—	—	656
Other	87	(10)	(1)	2	78
Commercial business loans	772	402	—	—	1,174
Total	$9,882	$2,000	$(1)	$9	$11,890

	Six Months Ended March 31, 2020
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,167	$(21)	$—	$3	$1,149
Multi-family	481	114	—	—	595
Commercial	4,154	1,603	—	5	5,762
Construction – custom and owner/builder	755	(63)	—	5	697
Construction – speculative one- to four-family	212	(8)	—	—	204
Construction – commercial	338	85	—	—	423
Construction – multi-family	375	19	—	—	394
Construction – land development	67	13	—	—	80
Land	697	(29)	—	10	678
Consumer loans:
Home equity and second mortgage	623	33	—	—	656
Other	99	(13)	(11)	3	78
Commercial business loans	722	467	(15)	—	1,174
Total	$9,690	$2,200	$(26)	$26	$11,890

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at March 31, 2021 and September 30, 2020 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
March 31, 2021
Mortgage loans:
One- to four-family	$—	$1,151	$1,151	$896	$116,288	$117,184
Multi-family	—	784	784	—	92,435	92,435
Commercial	—	7,238	7,238	3,028	458,938	461,966
Construction – custom and owner/builder	—	695	695	—	62,973	62,973
Construction – speculative one- to four-family	—	148	148	—	7,336	7,336
Construction – commercial	—	714	714	—	34,217	34,217
Construction – multi-family	—	323	323	—	15,739	15,739
Construction – land development	—	19	19	—	623	623
Land	—	407	407	173	18,868	19,041
Consumer loans:
Home equity and second mortgage	—	552	552	537	31,489	32,026
Other	—	56	56	8	2,748	2,756
Commercial business loans	73	1,274	1,347	527	66,118	66,645
SBA PPP loans	—	—	—	—	138,175	138,175
Total	$73	$13,361	$13,434	$5,169	$1,045,947	$1,051,116

September 30, 2020
Mortgage loans:
One- to four-family	$3	$1,160	$1,163	$1,143	$117,437	$118,580
Multi-family	—	718	718	—	85,053	85,053
Commercial	—	7,144	7,144	3,242	450,332	453,574
Construction – custom and owner/builder	—	832	832	—	75,332	75,332
Construction – speculative one- to four-family	—	158	158	—	7,108	7,108
Construction – commercial	—	420	420	—	20,927	20,927
Construction – multi-family	—	238	238	—	10,832	10,832
Construction – land development	—	133	133	—	4,739	4,739
Land	—	572	572	394	25,177	25,571
Consumer loans:
Home equity and second mortgage	—	593	593	555	31,522	32,077
Other	—	71	71	9	3,563	3,572
Commercial business loans	38	1,334	1,372	430	69,110	69,540
SBA PPP loans	—	—	—	—	126,820	126,820
Total	$41	$13,373	$13,414	$5,773	$1,027,952	$1,033,725

The following tables present an analysis of loans by aging category and portfolio segment at March 31, 2021 and September 30, 2020 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2021
Mortgage loans:
One- to four-family	$—	$—	$415	$—	$415	$116,769	$117,184
Multi-family	—	—	—	—	—	92,435	92,435
Commercial	514	—	643	—	1,157	460,809	461,966
Construction – custom and owner/builder	808	—	—	—	808	62,165	62,973
Construction – speculative one- to four-family	—	—	—	—	—	7,336	7,336
Construction – commercial	—	—	—	—	—	34,217	34,217
Construction – multi-family	—	—	—	—	—	15,739	15,739
Construction – land development	—	—	—	—	—	623	623
Land	217	—	173	—	390	18,651	19,041
Consumer loans:
Home equity and second mortgage	—	73	539	—	612	31,414	32,026
Other	11	—	8	—	19	2,737	2,756
Commercial business loans	—	—	527	—	527	66,118	66,645
SBA PPP loans	—	—	—	—	—	138,175	138,175
Total	$1,550	$73	$2,305	$—	$3,928	$1,047,188	$1,051,116

September 30, 2020
Mortgage loans:
One- to four-family	$—	$68	$659	$—	$727	$117,853	$118,580
Multi-family	—	—	—	—	—	85,053	85,053
Commercial	—	519	858	—	1,377	452,197	453,574
Construction – custom and owner/builder	—	—	—	—	—	75,332	75,332
Construction – speculative one- to four-family	—	—	—	—	—	7,108	7,108
Construction – commercial	—	—	—	—	—	20,927	20,927
Construction – multi-family	—	—	—	—	—	10,832	10,832
Construction – land development	—	38	—	—	38	4,701	4,739
Land	—	144	394	—	538	25,033	25,571
Consumer loans:
Home equity and second mortgage	—	22	555	—	577	31,500	32,077
Other	3	—	9	—	12	3,560	3,572
Commercial business loans	49		430		479	69,061	69,540
SBA PPP loans	—	—	—	—	—	126,820	126,820
Total	$52	$791	$2,905	$—	$3,748	$1,029,977	$1,033,725
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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At both March 31, 2021 and September 30, 2020, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At both March 31, 2021 and September 30, 2020, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at March 31, 2021 and September 30, 2020 (dollars in thousands):

	Loan Grades
March 31, 2021	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$115,603	$615	$544	$422	$117,184
Multi-family	92,435	—	—	—	92,435
Commercial	439,977	13,290	7,600	1,099	461,966
Construction – custom and owner/builder	62,165	808	—	—	62,973
Construction – speculative one- to four-family	7,336	—	—	—	7,336
Construction – commercial	32,700	—	1,517	—	34,217
Construction – multi-family	15,739	—	—	—	15,739
Construction – land development	583	—	—	40	623
Land	17,727	575	566	173	19,041
Consumer loans:
Home equity and second mortgage	31,331	36	—	659	32,026
Other	2,717	31	—	8	2,756
Commercial business loans	66,030	—	45	570	66,645
SBA PPP loans	138,175	—	—	—	138,175
Total	$1,022,518	$15,355	$10,272	$2,971	$1,051,116

September 30, 2020
Mortgage loans:
One- to four-family	$115,992	$1,369	$551	$668	$118,580
Multi-family	85,053	—	—	—	85,053
Commercial	441,037	7,712	3,447	1,378	453,574
Construction – custom and owner/builder	74,529	803	—	—	75,332
Construction – speculative one- to four-family	7,108	—	—	—	7,108
Construction – commercial	19,525	—	1,402	—	20,927
Construction – multi-family	10,832	—	—	—	10,832
Construction – land development	4,701	—	—	38	4,739
Land	23,290	1,518	370	393	25,571
Consumer loans:
Home equity and second mortgage	31,344	53	—	680	32,077
Other	3,531	32	—	9	3,572
Commercial business loans	68,904	59	94	483	69,540
SBA PPP loans	126,820	—	—	—	126,820
Total	$1,012,666	$11,546	$5,864	$3,649	$1,033,725

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

The following table is a summary of information related to impaired loans by portfolio segment as of March 31, 2021 and for the three and six months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$895	$938	$—	$899	$819	$19	$41	$16	$36
Commercial	3,028	3,028	—	3,028	3,099	40	80	33	63
Land	173	208	—	289	324	1	1	1	1
Consumer loans:
Home equity and second mortgage	538	538	—	573	567	1	1	1	1
Other	8	8	—	9	9	—	—	—	—
Commercial business loans	233	236	—	218	206	—	—	—	—
Subtotal	4,875	4,956	—	5,016	5,024	61	123	51	101

With an allowance recorded:
Mortgage loans:
One- to four-family	—	—	—	—	161	—	—	—	—
Commercial business loans	294	294	73	295	279	—	—	—	—
Subtotal	294	294	73	295	440	—	—	—	—

Total:
Mortgage loans:
One- to four-family	895	938	—	899	980	19	41	16	36
Commercial	3,028	3,028	—	3,028	3,099	40	80	33	63
Land	173	208	—	289	324	1	1	1	1
Consumer loans:
Home equity and second mortgage	538	538	—	573	567	1	1	1	1
Other	8	8	—	9	9	—	—	—	—
Commercial business loans	527	530	73	513	485	—	—	—	—
Total	$5,169	$5,250	$73	$5,311	$5,464	$61	$123	$51	$101
______________________________________________
(1)For the three months ended March 31, 2021.
(2)For the six months ended March 31, 2021.

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
_____________________________________________
(1) For the year ended September 30, 2020.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $3.06 million and $3.07 million in TDRs included in impaired loans at March 31, 2021 and September 30, 2020, respectively, and had no commitments at these dates to lend additional funds on these loans.  There was no allowance for loan losses allocated to TDRs at March 31, 2021, and, at September 30, 2020, there was $3,000 in allowance for loan losses allocated to TDRs. There were no TDRs for which there was a payment default within the first 12 months of the modification during the six months ended March 31, 2021.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. On December 27, 2020, the Consolidated Appropriations Act, 2021 ("CAA 2021") was signed into law. Among other purposes, this act provides coronavirus emergency response and relief, including extending relief offered under the CARES Act related to restructured loans as a result of COVID-19 through January 1, 2022 or 60 days after the end of the the national emergency declared by the President, whichever is earlier.

In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. The majority of these borrowers had resumed making payments as of March 31, 2021, and as of that date, only eight loans totaling $12.88 million remained on deferral status under COVID-19 loan modification forbearance agreements. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Note 10 - Recent Accounting Pronouncements.

The following tables set forth information with respect to total COVID-19 loan modifications, on deferral status, as of March 31, 2021 and September 30, 2020 (dollars in thousands):

COVID-19 Loan Modifications	March 31, 2021
Mortgage loans	Count	Balance	Percent
Commercial	4	$11,174	86.7%
Construction	1	1,517	11.8
Total mortgage loans	5	12,691	98.5

Consumer loans
Home equity and second mortgage	1	18	0.1
Total consumer loans	1	18	0.1

Commercial loans	2	175	1.4
Total COVID-19 Modifications	8	$12,884	100.0%

COVID-19 Loan Modifications	September 30, 2020
Mortgage loans	Number	Balance	Percent
One- to four-family	1	$467	8.0%
Commercial	2	3,951	67.2
Construction	1	1,402	23.9
Total mortgage loans	4	5,820	99.1

Consumer loans
Home equity and second mortgage	1	50	0.9
Total consumer loans	1	50	0.9

Total COVID-19 Modifications	5	$5,870	100.0%

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of March 31, 2021 and September 30, 2020 (dollars in thousands):

	March 31, 2021
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$479	$—	$479
Commercial	2,385	—	2,385
Land	—	124	124
Consumer loans:
Home equity and second mortgage	—	68	68
Total	$2,864	$192	$3,056

	September 30, 2020
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$483	$—	$483
Commercial	2,385	—	2,385
Land	—	130	130
Consumer loans:
Home equity and second mortgage	—	73	73
Total	$2,868	$203	$3,071

There were no new TDRs during the six months ended March 31, 2021 or during the year ended September 30, 2020.

(5) LEASES

The Company adopted Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 842, Leases ("ASC 842") on October 1, 2019 and began recording operating lease liabilities and operating lease ROU assets on the consolidated balance sheets. The Company has operating leases for three retail bank branch offices. The ROU assets totaled $2.89 million at October 1, 2019. The Company's leases have remaining lease terms of nineteen months to eleven years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three and six months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31, 2021	Six Months Ended March 31, 2021
Lease cost:
Operating lease cost	$92	$185
Short-term lease cost	—	—
Total lease cost	$92	$185

	Three Months Ended March 31, 2020	Six Months Ended March 31, 2020
Lease cost:
Operating lease cost	$83	$166
Short-term lease cost	—	—
Total lease cost	$83	$166

The following table provides supplemental information to operating leases for the three and six months ended March 31, 2021 and 2020 (dollars in thousands):

	At or For Three Months Ended March 31, 2021		At or For Six Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80		$160
Weighted average remaining lease term-operating leases	8.8	years	8.8	years
Weighted average discount rate-operating leases	2.23%		2.23%

	At or For Three Months Ended March 31, 2020		At or For Six Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80		$158
Weighted average remaining lease term-operating leases	9.7	years	9.7	years
Weighted average discount rate-operating leases	2.22%		2.22%

The Company's leases typically do not contain a discount rate implicit in the lease contracts. As an alternative, the weighted average discount rate used to value the future value of lease payments due in calculating the value of the ROU asset and lease liability was determined by utilizing the September 30, 2019 fixed-rate advances issued by the FHLB, for all leases entered into prior to the October 1, 2019 adoption date.

Maturities of operating lease liabilities at March 31, 2021 for future fiscal years are as follows (dollars in thousands):

Remainder of 2021	$167
2022	342
2023	310
2024	313
2025	317
Thereafter	1,322
Total lease payments	2,771
Less imputed interest	272
Total	$2,499

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

Information regarding the calculation of basic and diluted net income per common share for the three and six months ended March 31, 2021 and 2020 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Basic net income per common share computation
Numerator – net income	$7,251	$5,049	$14,541	$11,701

Denominator – weighted average common shares outstanding	8,331,121	8,344,201	8,322,210	8,342,828

Basic net income per common share	$0.87	$0.61	$1.75	$1.40

Diluted net income per common share computation
Numerator – net income	$7,251	$5,049	$14,541	$11,701

Denominator – weighted average common shares outstanding	8,331,121	8,344,201	8,322,210	8,342,828
Effect of dilutive stock options (1)	113,677	112,458	106,385	123,066
Weighted average common shares outstanding - assuming dilution	8,444,798	8,456,659	8,428,595	8,465,894

Diluted net income per common share	$0.86	$0.60	$1.73	$1.38
____________________________________________
(1) For the three and six months ended March 31, 2021, average options to purchase 135,590 and 136,631 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share, because their effect would have been anti-dilutive. For the three and six months ended March 31, 2020, average options to purchase 138,362 and 121,497 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per shares, because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and six months ended March 31, 2021 and 2020 are as follows (dollars in thousands):

	Three Months Ended March 31, 2021
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$70	$(26)	$44
Other comprehensive income (loss)	74	3	77
Balance of AOCI at the end of period	$144	$(23)	$121

	Six Months Ended March 31, 2021
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$87	$(26)	$61
Other comprehensive income (loss)	57	3	60
Balance of AOCI at the end of period	$144	$(23)	$121

	Three Months Ended March 31, 2020
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(116)	$(30)	$(146)
Other comprehensive (loss) income	(35)	2	(33)
Balance of AOCI at the end of period	$(151)	$(28)	$(179)

	Six Months Ended March 31, 2020
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$90	$(40)	$50
Other comprehensive (loss) income	(241)	12	(229)
Balance of AOCI at the end of period	$(151)	$(28)	$(179)

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, which was approved by shareholders on January 28, 2020, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees, including officers, and 50,000 shares are reserved to be awarded to directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At March 31, 2021, there were 29,676 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At March 31, 2021, there were 298,000 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

At both March 31, 2021 and 2020, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the six months ended March 31, 2021 and 2020.

Stock option activity for the six months ended March 31, 2021 and 2020 is summarized as follows:

	Six Months Ended March 31, 2021		Six Months Ended March 31, 2020
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	395,349	$18.45	378,304	$18.15
Exercised	(53,564)	9.70	(36,375)	10.30
Granted	1,500	19.13	1,000	26.50
Forfeited	(4,520)	27.57	(8,650)	24.84
Options outstanding, end of period	338,765	$19.71	334,279	$18.86

The fair value of stock options is determined using the Black-Scholes valuation model.

The weighted average assumptions for options granted during the six months ended March 31, 2021 were as follows:

Expected volatility	33%
Expected life (in years)	5
Expected dividend yield	4.76%
Risk free interest rate	0.38%
Grant date fair value per share	$3.26

The aggregate intrinsic value of options exercised during the six months ended March 31, 2021 and 2020 was $947,000 and $628,000, respectively.

At March 31, 2021, there were 158,392 unvested options with an aggregate grant date fair value of $565,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2021 was $897,000.  There were 200 options vested during the six months ended March 31, 2021 with a total fair value of $1,000.

At March 31, 2020, there were 154,670 unvested options with an aggregate grant date fair value of $584,000. There were no options that vested during the six months ended March 31, 2020.

Additional information regarding options outstanding at March 31, 2021 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$5.86	-	6.00	4,200	$5.93	1.5	4,200	$5.93	1.5
9.00			30,000	9.00	2.6	30,000	9.00	2.6
10.26	-	10.71	65,575	10.57	4.0	65,575	10.57	4.0
15.67	-	19.13	104,500	16.50	8.2	25,400	15.67	5.5
26.50	-	27.14	43,990	27.13	8.5	8,798	27.13	8.5
29.69			50,400	29.69	6.5	30,300	29.69	6.5
31.80			40,100	31.80	7.5	16,100	31.80	7.5
			338,765	$19.71	6.5	180,373	$16.83	4.9

The aggregate intrinsic value of options outstanding at March 31, 2021 and 2020 was $2.99 million and $1.41 million, respectively.

As of March 31, 2021, unrecognized compensation cost related to unvested stock options was $507,000, which is expected to be recognized over a weighted average life of 2.12 years.

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

The Company had no liabilities measured at fair value on a recurring basis at both March 31, 2021 and September 30, 2020. The Company's assets measured at estimated fair value on a recurring basis at March 31, 2021 and September 30, 2020 were as follows (dollars in thousands):

March 31, 2021	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$69,184	$—	$69,184
Investments in equity securities
Mutual funds	957	—	—	957
Total	$957	$69,184	$—	$70,141

September 30, 2020	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$57,907	$—	$57,907
Investments in equity securities
Mutual funds	977	—	—	977
Total	$977	$57,907	$—	$58,884

There were no transfers among Level 1, Level 2 and Level 3 during the six months ended March 31, 2021 and the year ended September 30, 2020.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2021 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Commercial business loans	$—	$—	$221
Total impaired loans	—	—	221
OREO and other repossessed assets	—	—	157
Total	$—	$—	$378

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of March 31, 2021 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$221	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$157	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

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

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a representative fair value for these types of items as of March 31, 2021 and September 30, 2020. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with GAAP, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of March 31, 2021 and September 30, 2020 (dollars in thousands):

	March 31, 2021
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$433,342	$433,342	$433,342	$—	$—
CDs held for investment	39,674	39,674	39,674	—	—
Investment securities	105,649	107,022	8,953	97,572	497
Investments in equity securities	957	957	957	—	—
FHLB stock	2,303	2,303	2,303	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	8,455	8,714	8,714	—	—
Loans receivable, net	1,030,683	1,040,302	—	—	1,040,302
Accrued interest receivable	4,471	4,471	4,471	—	—

Financial liabilities
Certificates of deposit	142,781	144,344	—	—	144,344
FHLB borrowings	10,000	9,939	—	—	9,939
Accrued interest payable	182	182	182	—	—

	September 30, 2020
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$314,452	$314,452	$314,452	$—	$—
CDs held for investment	65,545	65,545	65,545	—	—
Investment securities	85,797	87,734	—	87,235	499
Investments in equity securities	977	977	977	—	—
FHLB stock	1,922	1,922	1,922	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	4,509	4,664	4,664	—	—
Loans receivable, net	1,013,875	1,034,876	—	—	1,034,876
Accrued interest receivable	4,484	4,484	4,484	—	—

Financial liabilities
Certificates of deposit	158,524	160,921	—	—	160,921
FHLB borrowings	10,000	10,167	—	—	10,167
Accrued interest payable	274	274	274	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU 2016-13 also changes the accounting for purchased credit-impaired securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for OTTI on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to help ensure that it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The following disclosure requirements were removed from ASC Topic 820, Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation process for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This ASU adds the following disclosure requirements for Level 3 measurements: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-13 effective October 1, 2020, and it did not have a material impact on the Company's unaudited interim consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. ASU 2018-15 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-15 effective October 1, 2020, and it did not have a material impact on the Company's unaudited interim consolidated financial statements.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of March 31, 2021. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

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

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended March 31, 2021, the Company recognized $941,000 in service charges on deposits, $1.24 million in ATM and debit card interchange fees, $74,000 in escrow fees, and $3,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the six months ended March 31, 2021, the Company recognized $2.00 million in service charges on deposits, $2.39 million in ATM and debit card interchange fees, $179,000 in escrow fees, and $7,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the three months ended March 31, 2020, the Company recognized $1.08 million in service charges on deposits, $1.02 million in ATM and debit card interchange fees, $47,000 in escrow fees, and $7,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the six months ended March 31, 2020, the Company recognized $2.28 million in service charges on deposits, $2.11 million in ATM and debit card interchange fees, $130,000 in escrow fees, and $13,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

If a contract is determined to be within the scope of ASC 606, the Company recognizes revenue when it satisfies its performance obligation. Descriptions of the Company's revenue-generating activities that are within the scope of ASC 606 are as follows:

•Service Charges on Deposits: The Company earns fees from its deposit customers from a variety of deposit products and services. Non-transaction based fees such as account maintenance fees and monthly statement fees are considered to be provided to the customer under a day-to-day contract with ongoing renewals. Revenue for these non-transaction fees are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Transaction-based fees such as non-sufficient fund charges, stop payment charges and wire fees are recognized at the time the transaction is executed, as the contract duration does not extend beyond the service performed.
•ATM and Debit Card Interchange Transaction Fees: The Company earns fees from cardholder transactions conducted through third-party payment network providers which consist of interchange fees earned from the payment networks as a debit card issuer. These fees are recognized when the transaction occurs, but may settle on a daily or monthly basis.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, the terms “we,” “our” and “Company” refer to Timberland Bancorp, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.  When we refer to “Bank” in this Form 10-Q, we are referring to Timberland Bank, a wholly-owned subsidiary of Timberland Bancorp, Inc., and the Bank’s wholly-owned subsidiary, Timberland Service Corporation.

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2021.

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the COVID-19 pandemic, including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans in our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; including as a result of the CARES Act and the CAA 2021; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including as a result of the CAA 2021 and recent COVID-19 vaccination and economic stimulus efforts; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2020 Form 10-K.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At March 31, 2021, the Company had total assets of $1.70 billion, net loans receivable of $1.03 billion, total deposits of $1.48 billion and total shareholders’ equity of $198.54 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank's operations.

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

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount that the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, the interest earned on those assets, the volume and mix of interest-bearing liabilities and the interest paid on those interest-bearing liabilities. Management attempts to maintain a net interest margin placing it within the top quartile of its Washington State peers. Because the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including the 150 basis point reductions in the targeted federal funds rate in March 2020, until the pandemic subsides, the Company expects that its net interest income and net interest margin will be adversely affected.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company did not record a provision for loan losses for the six months ended March 31, 2021, primarily reflecting the improving economy and resulting decline in forecasted probable loan losses from COVID-19 during this period. The Company recorded a provision for loan losses of $2.00 million for the three months ended March 31, 2020 and $3.70 million for the year ended September 30,

2020. The provisions recorded during the last nine months of the year ended September 30, 2020 were primarily due to forecasted probable loan losses reflecting the potential future impact of the COVID-19 pandemic on the economy.

The Company maintains its commitment to supporting its community and customers during these unprecedented times as a result of the COVID-19 pandemic. The Company remains focused on keeping its employees safe and the Bank running effectively to serve its customers. The Bank is managing branch access and occupancy levels in relation to cases and close contact scenarios, following governmental restrictions and public health authority guidelines. To help ensure the safety of the Company's customers and employees, services are offered primarily through drive up facilities and/or by appointment. Some of the Company's employees are working remotely or have flexible work schedules, and protective measures within the Company's offices have been established to help ensure the safety of those employees who must work on-site.

The Company has worked with loan customers on loan deferral and forbearance plans. In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. The majority of these borrowers had resumed making payments as of March 31, 2021, and only eight loans with balances totaling $12.88 million remained on deferral status as of that date. Borrowers were paying interest monthly on five of these eight deferred loans totaling $8.46 million. These modifications were not classified as TDRs at March 31, 2021 in accordance with the guidance of the CARES Act and related regulatory guidance. The Company is continuing to work on forbearance plans with customers impacted by the COVID-19 pandemic. The CARES Act also authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program ("PPP"). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans in April 2020 and originated $127.54 million in PPP loans through the program's initial conclusion in August 2020. The CAA 2021, which was signed into law on December 27, 2020, renews and extends the PPP until May 31, 2021. As a result, the Company began originating PPP loans again in January 2021. As of March 31, 2021, the Company had $138.18 million in PPP loans to new and existing customers who are small to midsize businesses as well as non-profit organizations, independent contractors, and partnerships as allowed under PPP guidance.

Net income is also affected by non-interest income and non-interest expense.  For the three and six months ended March 31, 2021, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest income is also decreased by valuation allowances on servicing rights and increased by recoveries of valuation allowances on servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at March 31, 2021 and September 30, 2020

The Company’s total assets increased by $133.27 million, or 8.5%, to $1.699 billion at March 31, 2021 from $1.566 billion at September 30, 2020.  The increase in total assets was primarily due to increased cash and cash equivalents, and to a much lesser extent, increases in investment securities, and net loans receivable, partially offset by a decrease in CDs held for investment. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $16.81 million, or 1.7%, to $1.031 billion at March 31, 2021 from $1.014 billion at September 30, 2020, primarily due to an increase in SBA PPP loans and smaller increases in several other categories. These increases were partially offset by decreases in construction loans, land loans, and smaller decreases in several other categories.

Total deposits increased by $123.45 million, or 9.1%, to $1.482 billion at March 31, 2021 from $1.358 billion at September 30, 2020, primarily due to increases in non-interest-bearing demand account balances, savings account balances, NOW checking account balances, and money market account balances. These increases were partially offset by a decrease in certificates of deposit account balances.

Shareholders’ equity increased by $10.91 million, or 5.8%, to $198.54 million at March 31, 2021 from $187.63 million at September 30, 2020.  The increase in shareholders' equity was primarily due to net income, partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $93.02 million, or 24.5%, to $473.02 million at March 31, 2021 from $380.00 million at September 30, 2020. The increase was primarily a result of an increase in total deposits, which exceeded the funds required for loan originations and used for purchases of investment securities.

Investment Securities:  Investment securities (including investments in equity securities) increased by $19.84 million, or 22.9%, to $106.61 million at March 31, 2021 from $86.77 million at September 30, 2020. This increase was primarily due to the purchase of additional mortgage-backed investment securities and U.S. Treasury securities during the six months ended March 31, 2021 as the Company put a portion of its excess overnight liquidity into higher-earning investment securities during the period. These increases were partially offset by maturities, prepayments and scheduled amortization of other investment securities. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased $381,000, or 19.8% to $2.30 million at March 31, 2021 from $1.92 million at September 30, 2020, due to purchases required by the FHLB due to the increase in total assets.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both March 31, 2021 and September 30, 2020. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $16.81 million, or 1.7%, to $1.031 billion at March 31, 2021 from $1.014 billion at September 30, 2020.  The increase was primarily due to an $11.36 million increase in SBA PPP loans, a $10.01 million decrease in the undisbursed portion of construction loans in process, an $8.39 million increase in commercial real estate mortgage loans, and a $7.38 million increase in multi-family mortgage loans. These increases to net loans receivable were partially offset by an $8.06 million decrease in construction loans, a $6.52 million decrease in land loans, and smaller decreases in several other loan categories. The SBA PPP loan balances increased primarily due to the renewal of the program in December 2020 and was partially offset by borrowers applying for forgiveness from the SBA and the loans being subsequently paid off by the SBA.

Loan originations increased by $90.69 million, or 38.9%, to $323.72 million for the six months ended March 31, 2021 from $233.03 million for the six months ended March 31, 2020.  The increase in loan originations was primarily due to funding new SBA PPP loans, increased loan demand for one- to four-family mortgage loan refinances, and the funding of several larger commercial business and commercial real estate loans. The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also periodically sells the guaranteed portion of SBA loans.  Sales of fixed rate one- to four-family mortgage loans increased by $23.07 million, or 37.2%, to $85.13 million for the six months ended March 31, 2021 from $62.06 million for the six months ended March 31, 2020, primarily due to increased refinance activity for one- to four-family loan due to the decrease in mortgage interest rates.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $272,000, or 1.2%, to $22.76 million at March 31, 2021 from $23.04 million at September 30, 2020.  This decrease was primarily due to normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $893,000, or 85.0%, to $157,000 at March 31, 2021 from $1.05 million at September 30, 2020, primarily due to the sale of three land parcels.  At March 31, 2021, total OREO and other repossessed assets consisted of three land parcels totaling $157,000.

BOLI (Bank Owned Life Insurance): BOLI increased by $295,000 or 1.4%. to $21.89 million at March 31, 2021 from $21.60 million at September 30, 2020. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both March 31, 2021 and September 30, 2020. CDI decreased by $181,000, or 11.1%, to $1.44 million at March 31, 2021 from $1.63 million at September 30, 2020 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Deposits: Deposits increased by $123.45 million, or 9.1%, to $1.482 billion at March 31, 2021 from $1.358 billion at September 30, 2020. The increase in total deposits was primarily due to a $57.65 million increase in non-interest bearing demand account balances, a $30.87 million increase in savings account balances, a $26.91 million increase in NOW checking account balances, and a $23.77 million increase in money market account balances. These increases were partially offset by a $15.74 million decrease in certificates of deposit account balances.

Deposits consisted of the following at March 31, 2021 and September 30, 2020 (dollars in thousands):

	March 31, 2021		September 30, 2020
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$499,541	33.7%	$441,889	32.5%
NOW checking	403,811	27.2	376,899	27.8
Savings	250,736	16.9	219,869	16.2
Money market	171,896	11.6	149,922	11.0
Money market - reciprocal	13,094	0.9	11,303	0.9
Certificates of deposit under $250	119,388	8.1	129,579	9.5
Certificates of deposit $250 and over	23,393	1.6	28,945	2.1
Total	$1,481,859	100.0%	$1,358,406	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings remained unchanged at $10.00 million at both March 31, 2021 and September 30, 2020, and consisted of two $5.00 million borrowings, with scheduled maturities in March 2025 and March 2027, respectively, and which bear interest at 1.19% and 1.11%, respectively.

Shareholders’ Equity:  Total shareholders’ equity increased by $10.91 million, or 5.8%, to $198.54 million at March 31, 2021 from $187.63 million at September 30, 2020.  The increase was primarily due to net income of $14.54 million for the six months ended March 31, 2021 and $519,000 from the exercise of stock options, which was partially offset by dividend payments to common shareholders of $4.24 million and the repurchase of 2,900 shares of the Company's common stock for $58,000 (an average price of $20.04 per share). During the quarter ended March 31, 2021, the Company adopted a new stock repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares, or 415,970 shares. The new stock repurchase program replaces the existing stock repurchase program, which had 141,952 shares available to be repurchased. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio was 0.16% at March 31, 2021 compared to 0.27% at September 30, 2020. Total non-performing assets decreased by $1.51 million, or 36.4%, to $2.65 million at March 31, 2021 from $4.16 million at September 30, 2020. The decrease in non-performing assets was due to an $893,000 decrease in OREO and other repossessed assets, a $600,000 decrease in non-accrual loans, and a $21,000 decrease in non-accrual investment securities.

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2021 and September 30, 2020 (dollars in thousands):

	March 31, 2021	September 30, 2020
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$415	$659
Commercial	643	858
Land	173	394
Consumer loans:
Home equity and second mortgage	539	564
Other	8	—
Commercial business loans	527	430
Total loans accounted for on a non-accrual basis	2,305	2,905

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	2,305	2,905

Non-accrual investment securities	188	209

OREO and other repossessed assets, net (2)	157	1,050
Total non-performing assets (3)	$2,650	$4,164

TDRs on accrual status (4)	$2,864	$2,868

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.22%	0.28%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.14%	0.19%

Non-performing assets as a percentage of total assets	0.16%	0.27%

Loans receivable (5)	$1,044,117	$1,027,289

Total assets	$1,699,244	$1,565,978
___________________________________
(1) As of March 31, 2021 and September 30, 2020, there were no one- to-four family properties in the process of foreclosure.
(2) As of March 31, 2021 and September 30, 2020, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $192 and $203 reported as non-accrual loans at March 31, 2021 and September 30, 2020, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

The Company has received, and continues to receive, inquiries and requests from borrowers for some type of payment relief due to the COVID 19-pandemic. In response, the Company has made payment deferral modifications (typically 90-day payment deferral with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. All loans modified due to COVID-19 are separately monitored, and any request for continuation of relief beyond the initial modification is reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. For additional information on these loan modifications, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

Comparison of Operating Results for the Three and Six Months Ended March 31, 2021 and 2020

Net income increased by $2.20 million, or 43.6%, to $7.25 million for the quarter ended March 31, 2021 from $5.05 million for the quarter ended March 31, 2020. Net income per diluted common share increased by $0.26, or 43.3%, to $0.86 for the quarter ended March 31, 2021 from $0.60 for the quarter ended March 31, 2020. The increases in net income and net income per diluted common share for the three months ended March 31, 2021 were primarily due to a $2.00 million decrease in the provision for loan losses and a $1.21 million increase in non-interest income, which were partially offset by a $312,000 decrease in net interest income, a $265,000 increase in non-interest expense, and a $427,000 increase in the provision for income taxes.

Net income increased by $2.84 million, or 24.3%, to $14.54 million for the six months ended March 31, 2021 from $11.70 million for the six months ended March 31, 2020. Net income per diluted common share increased by $0.35, or 25.4%, to $1.73 for the six months ended March 31, 2021 from $1.38 for the six months ended March 31, 2021. The increases in net income and net income per diluted common share were primarily due to a $2.20 million decrease in the provision for loan losses and a $1.83 million increase in non-interest income, which were partially offset by a $302,000 increase in non-interest expense, a $291,000 decrease in net interest income, and a $594,000 increase in the provision for income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income decreased by $313,000, or 2.4%, to $12.57 million for the quarter ended March 31, 2021 from $12.88 million for the quarter ended March 31, 2020. The decrease in net interest income was primarily due to a decrease in the average yield of interest-earning assets, which was partially offset by an increase in the average balance on interest-earnings assets and a decline in the average cost of interest-bearing liabilities.

Total interest and dividend income decreased by $771,000, or 5.5%, to $13.36 million for the quarter ended March 31, 2021 from $14.13 million for the quarter ended March 31, 2020, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.41% for the quarter ended March 31, 2021 from 4.68% for the quarter ended March 31, 2020, as market interest rates decreased following the 150 basis point decline in the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic, to a range of 0.00% to 0.25% at March 31, 2021. Partially offsetting the decrease in the average yield on interest earning assets was an increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $360.57 million, or 29.9%, to $1.57 billion for the quarter ended March 31, 2021 from $1.21 billion for the quarter ended March 31, 2020. Average loans receivable increased by $122.47 million, or 13.3%, average investment securities increased by $19.36 million, or 25.3%, and average interest-bearing deposits in banks and CDs increased by $218.35 million, or 107.1%, between the periods. During the quarter ended March 31, 2021, the accretion of the purchase accounting fair value discount on loans acquired in the South Sound Acquisition increased interest income on loans by $86,000 compared to $107,000 for the quarter ended March 31, 2020. The incremental accretion will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the net discount declines. During the quarter ended March 31, 2021, there was a total of $129,000 of pre-payment penalties, non-accrual interest and late fees collected, compared to $320,000 collected for the quarter ended March 31, 2020. Also impacting the average yield and average interest-earning asset balances during the current quarter were SBA PPP loans originated. These PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan. For the quarter ended March 31, 2021, average PPP loans were $124.48 million and the Company recorded $306,000 in interest income and accreted $1.14 million in PPP loan origination fees into income. At March 31, 2021, PPP deferred loan origination fees of $3.86 million remain to be accreted into interest income during the remaining life of the loans.

Total interest expense decreased by $458,000, or 36.6%, to $793,000 for the quarter ended March 31, 2021 from $1.25 million for the quarter ended March 31, 2020. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.33% for the quarter ended March 31, 2021 from 0.63% for the quarter ended March 31, 2020. Average interest-bearing liabilities increased by $168.00 million, or 21.1%, to $965.95 million for the quarter ended March 31, 2021 from $797.95 million for the quarter ended March 31, 2020, due to increases in the average balances of savings accounts, NOW checking accounts, money market accounts, and borrowings.

As a result of these changes, the net interest margin ("NIM") decreased to 3.21% for the quarter ended March 31, 2021 from 4.27% for the quarter ended March 31, 2020.

Net interest income decreased by $291,000, or 1.1%, to $25.59 million for the six months ended March 31, 2021 from $25.88 million for the six months ended March 31, 2020. The decrease in net interest income was primarily due to a decrease in the average yield of interest-earning assets, which was partially offset by an increase in the average balance on interest-earning assets and a decline in the average cost of interest-bearing liabilities.

Total interest and dividend income decreased by $1.01 million, or 3.5%, to $27.32 million for the six months ended March 31, 2021 from $28.32 million for the six months ended March 31, 2020, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.56% for the six months ended March 31, 2021 from 4.76% for the six months ended March 31, 2020 as market interest rates decreased following the 150 basis point decline in the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic, to a range of 0.00% to 0.25% at March 31, 2021. Substantially offsetting the decrease in the average yield on interest-earning assets was an increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $342.25 million, or 28.7%, to $1.53 billion for the six months ended March 31, 2021 from $1.19 billion for the six months ended March 31, 2020. Average loans receivable increased by $120.37 million, or 13.1%, average investment securities increased by $23.47 million, or 34.3%, and average interest-bearing deposits in banks and CDs increased by $197.96 million, or 98.9%, between the periods.

Total interest expense decreased by $714,000, or 29.3%, to $1.73 million for the six months ended March 31, 2021 from $2.44 million for the six months ended March 31, 2020. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.36% for the six months ended March 31, 2021 from 0.62% for the six months ended March 31, 2020. Average interest-bearing liabilities increased by $165.25 million, or 21.1%, to $949.93 million for the six months ended March 31, 2021 from $784.68 million for the six months ended March 31, 2020, due to increases in the average balances of savings accounts, NOW checking accounts, money market accounts, and borrowings.

As a result of these changes, the NIM decreased to 3.34% for the six months ended March 31, 2021 from 4.35% for the six months ended March 31, 2020.

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

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,044,476	$12,791	4.90%	$922,011	$12,823	5.56%
Investment securities (2)	95,771	284	1.19	76,412	489	2.56
Dividends from mutual funds, FHLB stock and other investments	5,904	28	1.92	5,513	35	2.54
Interest-bearing deposits in banks and CDs	422,286	258	0.24	203,936	784	1.54
Total interest-earning assets	1,568,437	13,361	3.41	1,207,872	14,131	4.68
Non-interest-earning assets	85,203			85,226
Total assets	$1,653,640			$1,293,098

Interest-bearing liabilities:
Savings	$236,504	48	0.08	$178,688	52	0.12
Money market	178,768	134	0.30	143,817	207	0.58
NOW checking	394,612	153	0.16	303,403	234	0.31
Certificates of deposit	146,065	429	1.19	169,293	750	1.78
Short-term borrowings	3	—	0.23	—	—	—
Long-term borrowings	10,000	29	1.16	2,747	8	1.17
Total interest-bearing liabilities	965,952	793	0.33	797,948	1,251	0.63
Non-interest-bearing deposits	482,528			306,907
Other liabilities	10,365			10,982
Total liabilities	1,458,845			1,115,837
Shareholders' equity	194,795			177,261
Total liabilities and
shareholders' equity	$1,653,640			$1,293,098

Net interest income		$12,568			$12,880
Interest rate spread			3.08%			4.05%
Net interest margin (3)			3.21%			4.27%
Ratio of average interest-earning assets to average interest- bearing liabilities			162.37%			151.37%
_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans acquired in the South Sound Acquisition are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

	Six Months Ended March 31,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,037,304	$26,108	5.03%	$916,931	$25,587	5.58%
Investment securities (2)	91,912	585	1.27	68,440	928	2.71
Dividends from mutual funds, FHLB stock and other investments	5,900	55	1.87	5,453	72	2.64
Interest-bearing deposits in banks and CDs	398,067	569	0.29	200,107	1,735	1.73
Total interest-earning assets	1,533,183	27,317	3.56	1,190,931	28,322	4.76
Non-interest-earning assets	84,635			84,311
Total assets	$1,617,818			$1,275,242

Interest-bearing liabilities:
Savings	$229,610	96	0.08	$176,628	86	0.10
Money market	173,579	272	0.31	138,758	396	0.57
NOW checking	386,093	330	0.17	299,884	454	0.30
Certificates of deposit	150,645	970	1.29	168,039	1,496	1.78
Short-term borrowings	2	—	0.13	1	—	2.53
Long-term borrowings	10,000	58	1.16	1,366	8	1.17
Total interest-bearing liabilities	949,929	1,726	0.36	784,676	2,440	0.62
Non-interest-bearing deposits	465,251			306,175
Other liabilities	10,528			9,394
Total liabilities	1,425,708			1,100,245
Shareholders' equity	192,110			174,997
Total liabilities and
shareholders' equity	$1,617,818			$1,275,242

Net interest income		$25,591			$25,882

Interest rate spread			3.20%			4.14%
Net interest margin (3)			3.34%			4.35%
Ratio of average interest-earning assets to average interest-bearing liabilities			161.40%			151.77%

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

	Three months ended March 31, 2021 compared to three months ended March 31, 2020 increase (decrease) due to			Six months ended March 31, 2021 compared to six months ended March 31, 2020 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$(1,628)	$1,596	$(32)	$(1,214)	$1,735	$521
Investment securities	(308)	103	(205)	(402)	59	(343)
Dividends from mutual funds, FHLB stock and other investments	(10)	3	(7)	(18)	1	(17)
Interest-bearing deposits in banks and CDs	(970)	444	(526)	(1,319)	153	(1,166)
Total net increase (decrease) in income on interest-earning assets	(2,916)	2,146	(770)	(2,953)	1,948	(1,005)

Interest-bearing liabilities:
Savings	(18)	14	(4)	(6)	16	10
Money market	(115)	42	(73)	(143)	19	(124)
NOW checking	(138)	57	(81)	(153)	29	(124)
Certificates of deposit	(227)	(94)	(321)	(383)	(143)	(526)
FHLB borrowings	—	21	21	—	50	50
Total net increase (decrease) in expense on interest-bearing liabilities	(498)	40	(458)	(685)	(29)	(714)

Net increase (decrease) in net interest income	$(2,418)	$2,106	$(312)	$(2,268)	$1,977	$(291)

Provision for Loan Losses: There was no provision for loan losses made for the quarter ended March 31, 2021 compared to a $2.00 million provision for loans losses for the quarter ended March 31, 2020 due primarily to improvement in forecasted probable credit losses from the COVID-19 pandemic on the economy as of March 31, 2021.. For the quarter ended March 31, 2021, there were net recoveries of $2,000 compared to net recoveries of $8,000 for the quarter ended March 31, 2020. Non-accrual loans decreased by $600,000 or 20.7%, to $2.31 million at March 31, 2021, from $2.91 million at September 30, 2020 and decreased by $911,000, or 28.3%, from $3.22 million at March 31, 2020. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $180,000, or 4.8%, to $3.93 million at March 31, 2021, from $3.75 million at September 30, 2020 and increased by $495,000, or 14.4%, from $3.43 million one year ago.

The $138.18 million balance of SBA PPP loans was omitted from the Company's normal allowance for loan losses calculation at March 31, 2021, as these loans are fully guaranteed by the SBA, and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

There was no provision for loan losses made for the six months ended March 31, 2021 compared to a $2.20 million provision for loan losses for the six months ended March 31, 2020 due primarily to forecasted probable credit losses reflecting the potential future impact of the COVID-19 pandemic on the economy as of March 31, 2020. For the six months ended March 31, 2021, there were net recoveries of $20,000 compared to no net charge-offs for the six months ended March 31, 2020.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis, the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at March 31, 2021 was $73,000 compared to $41,000 at September 30, 2020 and $89,000 at March 31, 2020.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $583,000 at March 31, 2021. The Company believes that this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on its comprehensive analysis, management believes that the allowance for loan losses of $13.43 million at March 31, 2021 (1.29% of loans receivable and 582.8% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $13.41 million (1.31% of loans receivable and 461.8% of non-performing loans) at September 30, 2020 and $11.89 mil1ion (1.29% of loans receivable and 369.7% of non-performing loans) at March 31, 2020. While the Company believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. A decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $1.21 million, or 32.8%, to $4.89 million for the quarter ended March 31, 2021 from $3.68 million for the quarter ended March 31, 2020. The increase was primarily due to a $1.02 million increase in gain on sales of loans, a $438,000 valuation recovery on servicing rights, a $222,000 increase in ATM and debit card interchange transaction fees, and smaller increases in several other categories. These increases to non-interest income were partially offset by a $293,000 decrease in the other non-interest income category, a $137,000 decrease in service charges on deposits, and smaller decreases in several other categories. The increase in gain on sales of loans was primarily due to an increase in the dollar amount of fixed rate one- to four-family loans originated and sold during the current quarter and an increase in the average pricing margin compared to the same period last year. The increased mortgage banking volumes were largely due to increased refinance activity for single family homes. The valuation recovery on servicing rights was primarily due to a decrease in the projected mortgage prepayment speeds as mortgage interest rates increased during the quarter. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the dollar volume of debit card transactions. The decrease in the other non-interest income category was related to a non-recurring $283,000 recovery (during the quarter ended March 31, 2020) of a previously charged off receivable acquired in the South Sound Acquisition. The decrease in service charges on deposits was primarily due to a decrease in overdraft fee income.

Total non-interest income for the six months ended March 31, 2021 increased by $1.83 million, or 24.0%, to $9.46 million from $7.62 million for the six months ended March 31, 2020. This increase was primarily due to a $2.07 million increase in gain on sales of loans, a $284,000 increase in ATM and debit card interchange transaction fees, a $202,000 valuation recovery on servicing rights (compared to a $23,000 valuation allowance in the comparable period one year ago), and smaller increases in several other categories. These increases were partially offset by a $293,000 decrease in the other non-interest income category (primarily due the $283,000 recovery discussed above), a $282,000 decrease in services charges on deposits, and smaller decreases in several other categories.

Non-interest Expense:  Total non-interest expense increased by $265,000, or 3.2%, to $8.55 million for the quarter ended March 31, 2021 from $8.29 million for the quarter ended March 31, 2020. This increase was primarily due to a $157,000 increase in salary and employee benefits expense and smaller increases in several other categories, which were partially offset by smaller decreases in several categories. The increase in salaries and employee benefits expense was primarily due to annual salary adjustments. The efficiency ratio for the current quarter improved to 48.99% from 50.04% for the comparable quarter one year ago.

Total non-interest expense increased by $302,000, or 1.8%, to $16.96 million for the six months ended March 31, 2021 from $16.66 million for the six months ended March 31, 2020. The increase was primarily due to a $228,000 increase in FDIC insurance expense and smaller increases in several other categories, which were partially offset by smaller decreases in several categories. The increase in FDIC insurance expense was primarily due an assessment credit which reduced the expense in the comparable period one year ago. The efficiency ratio for the six months ended March 31, 2021 improved to 48.41% from 49.73% for the six months ended March 31, 2020.

Provision for Income Taxes: The provision for income taxes increased by $426,000, or 34.8%, to $1.65 million for the quarter ended March 31, 2021 from $1.23 million for the quarter ended March 31, 2020, primarily due to higher income before income taxes. The provision for income tax increased by $594,000, or 20.2%, to $3.53 million for the six months ended March 31, 2021 from $2.94 million for the six months ended March 31, 2020. The Company's effective income tax rate was 18.56% for the quarter ended March 31, 2021 and 19.53% for the quarter ended March 31, 2020. The Company's effective tax rate was 19.55% for the six months ended March 31, 2020 and 20.08% for the six months ended March 31, 2020. The effective income tax rates for both the three and six months ended March 31, 2021 were lower primarily due to tax benefits recognized from the disposition of stock options.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2021, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 34.52%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $93.02 million, or 24.5%, to $473.02 million at March 31, 2021 from $380.00 million at September 30, 2020. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At March 31, 2021, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. At March 31, 2021, the Bank had $10.00 million in FHLB borrowings outstanding and $378.24 million available for additional FHLB borrowings. Additionally, the Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At March 31, 2021, the Bank had $63.76 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. Additionally, the Federal Reserve recently established the Paycheck Protection Program Liquidity Facility ("PPPLF") to improve the effectiveness of the PPP. As of March 31, 2021, the Bank was approved to utilize the PPPLF, which allows banks to pledge PPP loans at face value as collateral to obtain FRB non-recourse loans. There were no borrowings outstanding under this program during the quarter ended March 31, 2021. The Bank also maintains a $50.00 million overnight borrowing line with PCBB. At March 31, 2021, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At March 31, 2021, the Bank had loan commitments totaling $107.65 million and undisbursed construction loans in process totaling $90.55 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from March 31, 2021 totaled $91.32 million.

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

Based on its capital levels at March 31, 2021, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2021, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at March 31, 2021 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$179,906	10.90%	$65,997	4.00%	$82,497	5.00%
Risk-based Capital Ratios:
Common equity tier 1 capital	179,906	19.12	42,340	4.50	61,158	6.50
Tier 1 capital	179,906	19.12	56,453	6.00	75,271	8.00
Total capital	191,692	20.37	75,271	8.00	94,089	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At March 31, 2021, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2021, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of March 31, 2021 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$183,374	11.19%
Risk-based Capital Ratios:
Common equity tier 1 capital	183,374	19.47
Tier 1 capital	183,374	19.47
Total capital	195,171	20.72

Key Financial Ratios and Data

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
PERFORMANCE RATIOS:
Return on average assets	1.75%	1.56%	1.80%	1.84%
Return on average equity	14.89%	11.39%	15.14%	13.37%
Net interest margin	3.21%	4.27%	3.34%	4.35%
Efficiency ratio	48.99%	50.04%	48.41%	49.73%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2020.

Item 4.  Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's Form 10-K for the fiscal year ended September 30, 2020.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended March 31, 2021:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1) (2)
1/1/2021 - 1/31/2021	—	$—	—	141,952
2/1/2021 - 2/28/2021	—	—	—	415,970
3/1/2021 - 3/31/2021	—	—	—	415,970
Total	—	$—	—	415,970

(1) On July 28, 2015, the Company announced a plan to repurchase 352,681 shares of the Company's common stock. This plan was replaced on February 24, 2021, as discussed below. As of February 24, 2021, a total of 210,729 shares had been repurchased at an average price of $15.77 per share. All shares were repurchased through open market broker transactions, and no shares were directly repurchased from directors or officers of the Company.

(2) On February 24, 2021, the Company announced a plan to repurchase 415,970 shares of the Company's common stock. As of March 31, 2021, no shares had been repurchased, and there were 415,970 shares still authorized to be repurchased under the plan.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (1)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.4	Form of Incentive Stock Option Agreement (5)
10.5	Form of Non-qualified Stock Option Agreement (5)
10.7	Employment Agreement with Michael R. Sand (6)
10.8	Employment Agreement with Dean J. Brydon (6)
10.9	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (7)
10.10	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101	The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2021, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements
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
(5)Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).
(6)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.
(7)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.
(8)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 18, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: May 7, 2021	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2021	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)