Form 10-Q
period 2021-06-30
TIMBERLAND BANCORP INC
filed 2021-08-05
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
Yes ___    No   _☒_

As of August 4, 2021, there were 8,353,969 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2021 and September 30, 2020
(Dollars in thousands, except per share amounts)

	June 30, 2021	September 30, 2020
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$25,387	$21,877
Interest-bearing deposits in banks	478,339	292,575
Total cash and cash equivalents	503,726	314,452

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	31,218	65,545
Investment securities held to maturity, at amortized cost (estimated fair value of $53,596 and $29,827)	52,314	27,890
Investment securities available for sale, at fair value	67,491	57,907
Investments in equity securities, at fair value	960	977
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,103	1,922
Other investments, at cost	3,000	3,000
Loans held for sale	3,359	4,509
Loans receivable, net of allowance for loan losses of $13,469 and $13,414	1,001,565	1,013,875
Premises and equipment, net	22,519	23,035
Other real estate owned (“OREO”) and other repossessed assets, net	157	1,050
Accrued interest receivable	4,260	4,484
Bank owned life insurance (“BOLI”)	22,041	21,596
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	1,354	1,625
Loan servicing rights, net	3,548	3,095
Operating lease right-of-use ("ROU") assets	2,360	2,587
Other assets	3,354	3,298
Total assets	$1,740,460	$1,565,978

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$495,938	$441,889
Interest-bearing	1,026,714	916,517
Total deposits	1,522,652	1,358,406

FHLB borrowings	5,000	10,000
Operating lease liabilities	2,432	2,630
Other liabilities and accrued expenses	6,884	7,312
Total liabilities	$1,536,968	$1,378,348
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2021 and September 30, 2020
(Dollars in thousands, except per share amounts)

	June 30, 2021	September 30, 2020
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,353,969 shares issued and outstanding - June 30, 2021 8,310,793 shares issued and outstanding - September 30, 2020	42,624	42,396
Retained earnings	160,739	145,173
Accumulated other comprehensive income	129	61
Total shareholders’ equity	203,492	187,630
Total liabilities and shareholders’ equity	$1,740,460	$1,565,978
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2021 and 2020
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income
Loans receivable and loans held for sale	$13,298	$12,871	$39,406	$38,457
Investment securities	292	345	877	1,274
Dividends from mutual funds, FHLB stock and other investments	28	23	83	95
Interest-bearing deposits in banks and CDs	247	429	816	2,164
Total interest and dividend income	13,865	13,668	41,182	41,990

Interest expense
Deposits	690	1,159	2,358	3,591
FHLB borrowings	18	29	76	37
Total interest expense	708	1,188	2,434	3,628

Net interest income	13,157	12,480	38,748	38,362

Provision for loan losses	—	1,000	—	3,200

Net interest income after provision for loan losses	13,157	11,480	38,748	35,162

Non-interest income
Net recoveries on investment securities	6	6	14	113
Service charges on deposits	948	858	2,943	3,136
ATM and debit card interchange transaction fees	1,363	1,069	3,755	3,178
BOLI net earnings	150	148	445	442
Gain on sales of loans, net	1,607	2,141	5,367	3,829
Escrow fees	64	81	243	211
Servicing income (expense) on loans sold	(9)	35	(4)	171
Valuation (allowance) recovery on loan servicing rights, net	(179)	—	23	(23)
Other, net	316	517	925	1,416
Total non-interest income, net	4,266	4,855	13,711	12,473

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2021 and 2020
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Non-interest expense
Salaries and employee benefits	$4,554	$4,570	$13,944	$13,913
Premises and equipment	995	1,077	2,949	2,914
Loss (gain) on sales/dispositions of premises and equipment, net	—	4	—	(98)
Advertising	162	150	472	493
OREO and other repossessed assets, net	5	11	(89)	60
ATM and debit card interchange transaction fees	464	405	1,341	1,203
Postage and courier	141	137	428	416
State and local taxes	284	255	822	705
Professional fees	262	286	675	766
Federal Deposit Insurance Corporation ("FDIC") insurance	100	143	301	116
Loan administration and foreclosure	148	191	319	358
Data processing and telecommunications	627	603	1,868	1,702
Deposit operations	289	245	818	836
Amortization of CDI	90	101	271	304
Other	492	483	1,455	1,631
Total non-interest expense, net	8,613	8,661	25,574	25,319

Income before income taxes	8,810	7,674	26,885	22,316

Provision for income taxes	1,786	1,463	5,320	4,404

Net income	$7,024	$6,211	$21,565	$17,912

Net income per common share
Basic	$0.84	$0.75	$2.59	$2.15
Diluted	$0.83	$0.74	$2.55	$2.12

Weighted average common shares outstanding
Basic	8,365,350	8,309,947	8,336,590	8,331,908
Diluted	8,465,393	8,378,983	8,440,861	8,437,030

Dividends paid per common share	$0.21	$0.20	$0.72	$0.65

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Comprehensive income
Net income	$7,024	$6,211	$21,565	$17,912
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $0, $(41),$16 and $(23), respectively	1	154	58	(87)
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $2, $0, $1 and $3, respectively	7	1	10	13
Total other comprehensive income (loss), net of income taxes	8	155	68	(74)

Total comprehensive income	$7,032	$6,366	$21,633	$17,838

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended June 30, 2021 and 2020
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre- hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, March 31, 2020	8,309,193	$42,258	$135,929	$(179)	$178,008
Net income	—	—	6,211	—	6,211
Other comprehensive income	—	—	—	155	155
Exercise of stock options	1,600	17	—	—	17
Common stock dividends ($0.20 per common share)	—	—	(1,662)	—	(1,662)
Earned Employee Stock Ownership Plan ("ESOP") shares, net of income taxes	—	31	—	—	31
Stock option compensation expense	—	46	—	—	46
Balance, June 30, 2020	8,310,793	$42,352	$140,478	$(24)	$182,806

Balance, March 31, 2021	8,361,457	$42,949	$155,473	$121	$198,543
Net income	—	—	7,024	—	7,024
Other comprehensive income	—	—	—	8	8
Repurchase of common stock	(16,688)	(469)	—	—	(469)
Exercise of stock options	9,200	97	—	—	97
Common stock dividends ($0.21 per common share)	—	—	(1,758)	—	(1,758)
Stock option compensation expense	—	47	—	—	47
Balance, June 30, 2021	8,353,969	$42,624	$160,739	$129	$203,492

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2019	8,329,419	$43,030	$127,987	$50	$171,067
Net income	—	—	17,912	—	17,912
Other comprehensive loss	—	—	—	(74)	(74)
Repurchase of common stock	(56,601)	(1,238)	—	—	(1,238)
Exercise of stock options	37,975	391	—	—	391
Common stock dividends ($0.65 per common share)	—	—	(5,421)	—	(5,421)
Earned ESOP shares, net of income taxes	—	31	—	—	31
Stock option compensation expense	—	138	—	—	138
Balance, June 30, 2020	8,310,793	$42,352	$140,478	$(24)	$182,806

Balance, September 30, 2020	8,310,793	$42,396	$145,173	$61	$187,630
Net income	—	—	21,565	—	21,565
Other comprehensive income	—	—	—	68	68
Repurchase of common stock	(19,588)	(527)	—	—	(527)
Exercise of stock options	62,764	616	—	—	616
Common stock dividends ($0.72 per common share)	—	—	(5,999)	—	(5,999)
Stock option compensation expense	—	139	—	—	139
Balance, June 30, 2021	8,353,969	$42,624	$160,739	$129	$203,492

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$21,565	$17,912
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	—	3,200
Depreciation	1,174	1,163
Deferred income taxes	57	—
Accretion of discount on purchased loans	(291)	(423)
Amortization of CDI	271	304
Earned ESOP shares	—	31
Stock option compensation expense	139	138
Net recoveries on investment securities	(14)	(113)
Change in fair value of investments in equity securities	17	(19)
Accretion of discounts and premiums on securities	49	138
Gain on sales of OREO and other repossessed assets, net	(92)	(33)
Provision for OREO losses	—	25
Gain on sales of loans, net	(5,367)	(3,829)
Gain on sales/disposition of premises and equipment, net	—	(98)
Loans originated for sale	(119,669)	(114,073)
Proceeds from sales of loans	126,186	114,136
Amortization of loan servicing rights	817	599
Valuation adjustment on servicing rights	(23)	23
BOLI net earnings	(445)	(442)
Increase (decrease) in deferred loan origination fees	(97)	3,925
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,552)	(1,115)
Net cash provided by operating activities	22,725	21,449

Cash flows from investing activities
Net decrease in CDs held for investment	34,327	6,332
Purchase of investment securities held to maturity	(33,797)	(9,754)
Purchase of investment securities available for sale	(18,698)	(23,366)
Proceeds from maturities and prepayments of investment securities held to maturity	9,524	10,480
Proceeds from maturities and prepayments of investment securities available for sale	9,013	3,856
Purchase of FHLB stock	(181)	(485)
Decrease (increase) in loans receivable, net	12,698	(132,799)
Additions to premises and equipment	(658)	(1,661)
Proceeds from sales of premises and equipment	—	307
Proceeds from sales of OREO and other repossessed assets	985	225
Net cash provided by (used in) investing activities	13,213	(146,865)
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2021	2020
Cash flows from financing activities
Net increase in deposits	$164,246	$250,313
Proceeds from (repayments of) FHLB borrowings	(5,000)	10,000
Proceeds from exercise of stock options	616	391
Repurchase of common stock	(527)	(1,238)
Payment of dividends	(5,999)	(5,421)
Net cash provided by financing activities	153,336	254,045

Net increase in cash and cash equivalents	189,274	128,629
Cash and cash equivalents
Beginning of period	314,452	143,015
End of period	$503,726	$271,644

Supplemental disclosure of cash flow information
Income taxes paid	$4,642	$5,165
Interest paid	2,554	3,648

Supplemental disclosure of non-cash investing activities
Other comprehensive income (loss) related to investment securities	$68	$(74)
Operating lease liabilities arising from recording of ROU assets	—	2,889

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020 (“2020 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2021.

(b)  Principles of Consolidation:  The unaudited consolidated financial statements include the accounts of the Company and the Bank’s wholly-owned subsidiary, Timberland Service Corporation.   All significant inter-company transactions and balances have been eliminated in consolidation.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2021 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2021 and September 30, 2020 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2021
Held to maturity
Mortgage-backed securities ("MBS"):
U.S. government agencies	$24,508	$1,074	$(19)	$25,563
Private label residential	8,432	300	(22)	8,710
U.S. Treasury and U.S. government agency securities	18,874	1	(59)	18,816
Bank issued trust preferred securities	500	7	—	507
Total	$52,314	$1,382	$(100)	$53,596

Available for sale
MBS: U.S. government agencies	$67,306	$271	$(86)	$67,491
Total	$67,306	$271	$(86)	$67,491

September 30, 2020
Held to maturity
MBS:
U.S. government agencies	$27,161	$1,635	$(3)	$28,793
Private label residential	229	307	(1)	535
Bank issued trust preferred securities	500	—	(1)	499
Total	$27,890	$1,942	$(5)	$29,827

Available for sale
MBS: U.S. government agencies	$57,797	$178	$(68)	$57,907
Total	$57,797	$178	$(68)	$57,907

Held to maturity and available for sale investment securities with unrealized losses were as follows as of June 30, 2021 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$4,269	$(19)	5	$16	$—	3	$4,285	$(19)
Private label residential	8,223	(22)	2	1	—	1	8,224	(22)
U.S. Treasury and U.S. government agency securities	8,954	(59)	3	—	—	—	8,954	(59)
Total	$21,446	$(100)	10	$17	$—	4	$21,463	$(100)

Available for sale
MBS:
U.S. government agencies	$26,667	$(86)	15	$926	$—	1	$27,593	$(86)
Total	$26,667	$(86)	15	$926	$—	1	$27,593	$(86)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2020 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$5,130	$(2)	4	$39	$(1)	4	$5,169	$(3)
Private label residential	7	—	1	11	(1)	2	18	(1)
Bank issued trust preferred securities	499	(1)	1	—	—	—	499	(1)
Total	$5,636	$(3)	6	$50	$(2)	6	$5,686	$(5)

Available for sale
MBS:
U.S. government agencies	$21,464	$(68)	11	$—	$—	—	$21,464	$(68)
Total	$21,464	$(68)	11	$—	$—	—	$21,464	$(68)

The Company has evaluated the investment securities in the above tables and has determined that the declines in their fair value are temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Furthermore, as of June 30, 2021, management does not have the intent to sell any of the securities classified as available for sale for which the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of June 30, 2021 and 2020:

	Range		Weighted
	Minimum	Maximum	Average
June 30, 2021
Constant prepayment rate	6.00%	15.00%	12.84%
Collateral default rate	1.83%	21.58%	13.09%
Loss severity rate	—%	14.53%	4.82%

June 30, 2020
Constant prepayment rate	6.00%	15.00%	9.21%
Collateral default rate	2.00%	19.96%	10.21%
Loss severity rate	—%	12.41%	2.48%

The following table presents the OTTI recoveries for the three and nine months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	Held To Maturity	Held To Maturity
Total recoveries	$6	$6
Net recoveries recognized in earnings (1)	$6	$6

	Nine Months Ended June 30, 2021	Nine Months Ended June 30, 2020
	Held To Maturity	Held To Maturity
Total recoveries	$14	$113
Net recoveries recognized in earnings (1)	$14	$113
_________________
(1) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended June 30,
	2021	2020
Beginning balance of credit loss	$885	$1,071
Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	—	2
Subtractions:
Realized losses previously recorded as credit losses	(5)	(65)
Recovery of prior credit loss	(14)	(112)
Ending balance of credit loss	$866	$896

During the nine months ended June 30, 2021, the Company recorded a $5,000 net realized loss (as a result of investment securities being deemed worthless) on 12 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the nine months ended June 30, 2020, the Company recorded a $65,000 net realized loss (as a result of investment securities being deemed worthless) on 9 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $98.62 million and $81.03 million at June 30, 2021 and September 30, 2020, respectively.

The contractual maturities of debt securities at June 30, 2021 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$926	$926
Due after one year to five years	11,226	11,268	2,654	2,653
Due after five years to ten years	23,556	24,064	18,247	18,285
Due after ten years	17,532	18,264	45,479	45,627
Total	$52,314	$53,596	$67,306	$67,491

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price of the Company's common stock. The Company performed its fiscal year 2021 goodwill impairment test during the quarter ended June 30, 2021. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount, and, therefore goodwill was determined not to be impaired at May 31, 2021.

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

As of June 30, 2021, management believes that there have been no events or changes in the circumstances since May 31, 2021 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or decreases in the Company's stock price and market capitalization as a result of the novel coronavirus of 2019 ("COVID-19") pandemic were to be deemed sustained rather then temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition. The recorded amount of goodwill at June 30, 2021 and September 30, 2020 remained unchanged at $15.13 million.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of June 30, 2021, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at June 30, 2021 and September 30, 2020 (dollars in thousands):

	June 30, 2021		September 30, 2020
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$119,173	10.7%	$118,580	10.5%
Multi-family	94,756	8.5	85,053	7.5
Commercial	458,889	41.3	453,574	40.0
Construction - custom and owner/builder	105,484	9.5	129,572	11.4
Construction - speculative one- to four-family	18,038	1.6	14,592	1.3
Construction - commercial	43,879	3.9	33,144	2.9
Construction - multi-family	45,624	4.1	34,476	3.0
Construction - land development	4,434	0.4	7,712	0.7
Land	18,289	1.6	25,571	2.3
Total mortgage loans	908,566	81.6	902,274	79.6

Consumer loans:
Home equity and second mortgage	31,891	2.9	32,077	2.8
Other	2,725	0.2	3,572	0.3
Total consumer loans	34,616	3.1	35,649	3.1

Commercial loans:
Commercial business	72,890	6.7	69,540	6.1
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	95,633	8.6	126,820	11.2
Total commercial loans	168,523	15.3%	196,360	17.3

Total loans receivable	1,111,705	100.0%	1,134,283	100.0%
Less:
Undisbursed portion of construction loans in process	90,332		100,558
Deferred loan origination fees, net	6,339		6,436
Allowance for loan losses	13,469		13,414
Subtotal	110,140		120,408
Loans receivable, net	$1,001,565		$1,013,875
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $3,359 and $4,509 at June 30, 2021 and September 30, 2020, respectively.

Loans receivable at June 30, 2021 and September 30, 2020 are reported net of unamortized discounts totaling $499,000 and $790,000, respectively.

Allowance for Loan Losses

The following tables set forth information for the three and nine months ended June 30, 2021 and 2020 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2021
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,151	$(9)	$—	$—	$1,142
Multi-family	784	26	—	—	810
Commercial	7,238	(277)	—	—	6,961
Construction – custom and owner/builder	695	(91)	—	—	604
Construction – speculative one- to four-family	148	36	—	—	184
Construction – commercial	714	44	—	—	758
Construction – multi-family	323	125	—	—	448
Construction – land development	19	12	—	—	31
Land	407	(58)	—	35	384
Consumer loans:
Home equity and second mortgage	552	(1)	—	—	551
Other	56	—	—	—	56
Commercial business loans	1,347	193	—	—	1,540
Total	$13,434	$—	$—	$35	$13,469

	Nine Months Ended June 30, 2021
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,163	$(21)	$—	$—	$1,142
Multi-family	718	92	—	—	810
Commercial	7,144	(183)	—	—	6,961
Construction – custom and owner/builder	832	(228)	—	—	604
Construction – speculative one- to four-family	158	26	—	—	184
Construction – commercial	420	338	—	—	758
Construction – multi-family	238	210	—	—	448
Construction – land development	133	(102)	—	—	31
Land	572	(233)	—	45	384
Consumer loans:
Home equity and second mortgage	593	(42)	—	—	551
Other	71	(18)	(1)	4	56
Commercial business loans	1,372	161	(2)	9	1,540
Total	$13,414	$—	$(3)	$58	$13,469

	Three Months Ended June 30, 2020
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,149	$14	$—	$—	$1,163
Multi-family	595	70	—	—	665
Commercial	5,762	957	—	—	6,719
Construction – custom and owner/builder	697	110	—	—	807
Construction – speculative one- to four-family	204	(40)	—	—	164
Construction – commercial	423	(119)	—	—	304
Construction – multi-family	394	(76)	—	—	318
Construction – land development	80	27	—	—	107
Land	678	(41)	—	5	642
Consumer loans:
Home equity and second mortgage	656	(24)	—	—	632
Other	78	(4)	(1)	—	73
Commercial business loans	1,174	126	—	—	1,300
Total	$11,890	$1,000	$(1)	$5	$12,894

	Nine Months Ended June 30, 2020
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,167	$(7)	$—	$3	$1,163
Multi-family	481	184	—	—	665
Commercial	4,154	2,560	—	5	6,719
Construction – custom and owner/builder	755	47	—	5	807
Construction – speculative one- to four-family	212	(48)	—	—	164
Construction – commercial	338	(34)	—	—	304
Construction – multi-family	375	(57)	—	—	318
Construction – land development	67	40	—	—	107
Land	697	(70)	—	15	642
Consumer loans:
Home equity and second mortgage	623	9	—	—	632
Other	99	(17)	(12)	3	73
Commercial business loans	722	593	(15)	—	1,300
Total	$9,690	$3,200	$(27)	$31	$12,894

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at June 30, 2021 and September 30, 2020 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2021
Mortgage loans:
One- to four-family	$—	$1,142	$1,142	$411	$118,762	$119,173
Multi-family	—	810	810	—	94,756	94,756
Commercial	—	6,961	6,961	2,753	456,136	458,889
Construction – custom and owner/builder	—	604	604	—	57,309	57,309
Construction – speculative one- to four-family	—	184	184	—	9,263	9,263
Construction – commercial	—	758	758	—	37,007	37,007
Construction – multi-family	—	448	448	—	22,397	22,397
Construction – land development	—	31	31	—	1,151	1,151
Land	—	384	384	169	18,120	18,289
Consumer loans:
Home equity and second mortgage	—	551	551	545	31,346	31,891
Other	—	56	56	18	2,707	2,725
Commercial business loans	171	1,369	1,540	513	72,377	72,890
SBA PPP loans	—	—	—	—	95,633	95,633
Total	$171	$13,298	$13,469	$4,409	$1,016,964	$1,021,373

September 30, 2020
Mortgage loans:
One- to four-family	$3	$1,160	$1,163	$1,143	$117,437	$118,580
Multi-family	—	718	718	—	85,053	85,053
Commercial	—	7,144	7,144	3,242	450,332	453,574
Construction – custom and owner/builder	—	832	832	—	75,332	75,332
Construction – speculative one- to four-family	—	158	158	—	7,108	7,108
Construction – commercial	—	420	420	—	20,927	20,927
Construction – multi-family	—	238	238	—	10,832	10,832
Construction – land development	—	133	133	—	4,739	4,739
Land	—	572	572	394	25,177	25,571
Consumer loans:
Home equity and second mortgage	—	593	593	555	31,522	32,077
Other	—	71	71	9	3,563	3,572
Commercial business loans	38	1,334	1,372	430	69,110	69,540
SBA PPP loans	—	—	—	—	126,820	126,820
Total	$41	$13,373	$13,414	$5,773	$1,027,952	$1,033,725

The following tables present an analysis of loans by aging category and portfolio segment at June 30, 2021 and September 30, 2020 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2021
Mortgage loans:
One- to four-family	$—	$183	$411	$—	$594	$118,579	$119,173
Multi-family	—	—	—	—	—	94,756	94,756
Commercial	—	509	373	—	882	458,007	458,889
Construction – custom and owner/builder	—	—	—	—	—	57,309	57,309
Construction – speculative one- to four-family	—	—	—	—	—	9,263	9,263
Construction – commercial	—	—	—	—	—	37,007	37,007
Construction – multi-family	—	—	—	—	—	22,397	22,397
Construction – land development	—	—	—	—	—	1,151	1,151
Land	—	204	169	—	373	17,916	18,289
Consumer loans:
Home equity and second mortgage	17	—	545	—	562	31,329	31,891
Other	—	—	18	—	18	2,707	2,725
Commercial business loans	—	—	513	—	513	72,377	72,890
SBA PPP loans	—	—	—	—	—	95,633	95,633
Total	$17	$896	$2,029	$—	$2,942	$1,018,431	$1,021,373

September 30, 2020
Mortgage loans:
One- to four-family	$—	$68	$659	$—	$727	$117,853	$118,580
Multi-family	—	—	—	—	—	85,053	85,053
Commercial	—	519	858	—	1,377	452,197	453,574
Construction – custom and owner/builder	—	—	—	—	—	75,332	75,332
Construction – speculative one- to four-family	—	—	—	—	—	7,108	7,108
Construction – commercial	—	—	—	—	—	20,927	20,927
Construction – multi-family	—	—	—	—	—	10,832	10,832
Construction – land development	—	38	—	—	38	4,701	4,739
Land	—	144	394	—	538	25,033	25,571
Consumer loans:
Home equity and second mortgage	—	22	555	—	577	31,500	32,077
Other	3	—	9	—	12	3,560	3,572
Commercial business loans	49		430		479	69,061	69,540
SBA PPP loans	—	—	—	—	—	126,820	126,820
Total	$52	$791	$2,905	$—	$3,748	$1,029,977	$1,033,725
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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At both June 30, 2021 and September 30, 2020, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At both June 30, 2021 and September 30, 2020, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at June 30, 2021 and September 30, 2020 (dollars in thousands):

	Loan Grades
June 30, 2021	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$118,083	$132	$540	$418	$119,173
Multi-family	94,756	—	—	—	94,756
Commercial	440,143	10,335	7,595	816	458,889
Construction – custom and owner/builder	56,471	838	—	—	57,309
Construction – speculative one- to four-family	9,263	—	—	—	9,263
Construction – commercial	35,490	—	1,517	—	37,007
Construction – multi-family	22,397	—	—	—	22,397
Construction – land development	1,114	—	—	37	1,151
Land	16,983	567	570	169	18,289
Consumer loans:
Home equity and second mortgage	31,193	35	—	663	31,891
Other	2,676	31	—	18	2,725
Commercial business loans	72,296	—	38	556	72,890
SBA PPP loans	95,633	—	—	—	95,633
Total	$996,498	$11,938	$10,260	$2,677	$1,021,373

September 30, 2020
Mortgage loans:
One- to four-family	$115,992	$1,369	$551	$668	$118,580
Multi-family	85,053	—	—	—	85,053
Commercial	441,037	7,712	3,447	1,378	453,574
Construction – custom and owner/builder	74,529	803	—	—	75,332
Construction – speculative one- to four-family	7,108	—	—	—	7,108
Construction – commercial	19,525	—	1,402	—	20,927
Construction – multi-family	10,832	—	—	—	10,832
Construction – land development	4,701	—	—	38	4,739
Land	23,290	1,518	370	393	25,571
Consumer loans:
Home equity and second mortgage	31,344	53	—	680	32,077
Other	3,531	32	—	9	3,572
Commercial business loans	68,904	59	94	483	69,540
SBA PPP loans	126,820	—	—	—	126,820
Total	$1,012,666	$11,546	$5,864	$3,649	$1,033,725

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

The following table is a summary of information related to impaired loans by portfolio segment as of June 30, 2021 and for the three and nine months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$411	$454	$—	$653	$717	$8	$50	$8	$45
Commercial	2,753	2,753	—	2,891	3,013	39	120	32	95
Land	169	169	—	171	285	1	2	1	2
Consumer loans:
Home equity and second mortgage	545	545	—	542	561	1	1	1	1
Other	17	17	—	13	11	—	—	—	—
Commercial business loans	220	222	—	227	209	—	—	—	—
Subtotal	4,115	4,160	—	4,497	4,796	49	173	42	143

With an allowance recorded:
Mortgage loans:
One- to four-family	—	—	—	—	121	—	—	—	—
Commercial business loans	294	294	171	295	283	—	—	—	—
Subtotal	294	294	171	295	404	—	—	—	—

Total:
Mortgage loans:
One- to four-family	411	454	—	653	838	8	50	8	45
Commercial	2,753	2,753	—	2,891	3,013	39	120	32	95
Land	169	169	—	171	285	1	2	1	2
Consumer loans:
Home equity and second mortgage	545	545	—	542	561	1	1	1	1
Other	17	17	—	13	11	—	—	—	—
Commercial business loans	514	516	171	521	492	—	—	—	—
Total	$4,409	$4,454	$171	$4,791	$5,200	$49	$173	$42	$143
______________________________________________
(1)For the three months ended June 30, 2021.
(2)For the nine months ended June 30, 2021.

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
_____________________________________________
(1) For the year ended September 30, 2020.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $2.57 million and $3.07 million in TDRs included in impaired loans at June 30, 2021 and September 30, 2020, respectively, and had no commitments at these dates to lend additional funds on these loans.  There was no allowance for loan losses allocated to TDRs at June 30, 2021, and, at September 30, 2020, there was $3,000 in allowance for loan losses allocated to TDRs. There were no TDRs for which there was a payment default within the first 12 months of the modification during the nine months ended June 30, 2021.

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

In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. Nearly all of these borrowers had resumed making payments as of June 30, 2021, and as of that date, only one loan with a balance of $1.70 million remained on deferral status under a COVID-19 loan modification forbearance agreement. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Note 10 - Recent Accounting Pronouncements.

The following tables set forth information with respect to total COVID-19 loan modifications, on deferral status, as of June 30, 2021 and September 30, 2020 (dollars in thousands):

COVID-19 Loan Modifications	June 30, 2021
Mortgage loans	Count	Balance	Percent
Commercial	1	$1,703	100.0%
Total mortgage loans	1	1,703	100.0
Total COVID-19 Modifications	1	$1,703	100.0%

COVID-19 Loan Modifications	September 30, 2020
Mortgage loans	Number	Balance	Percent
One- to four-family	1	$467	8.0%
Commercial	2	3,951	67.2
Construction	1	1,402	23.9
Total mortgage loans	4	5,820	99.1

Consumer loans
Home equity and second mortgage	1	50	0.9
Total consumer loans	1	50	0.9

Total COVID-19 Modifications	5	$5,870	100.0%

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of June 30, 2021 and September 30, 2020 (dollars in thousands):

	June 30, 2021
	Accruing	Non- Accrual	Total
Mortgage loans:
Commercial	$2,380	$—	$2,380
Land	—	121	121
Consumer loans:
Home equity and second mortgage	—	66	66
Total	$2,380	$187	$2,567

	September 30, 2020
	Accruing	Non- Accrual	Total
Mortgage loans:
One- to four-family	$483	$—	$483
Commercial	2,385	—	2,385
Land	—	130	130
Consumer loans:
Home equity and second mortgage	—	73	73
Total	$2,868	$203	$3,071

There were no new TDRs during the nine months ended June 30, 2021 or during the year ended September 30, 2020.

(5) LEASES

The Company adopted the Financial Accounting Standard Board's ("FASB's") Accounting Standards Codification ("ASC") 842, Leases ("ASC 842") on October 1, 2019 and began recording operating lease liabilities and operating lease ROU assets in the consolidated balance sheets. The Company has operating leases for three retail bank branch offices. The ROU assets totaled $2.89 million at October 1, 2019. The Company's leases have remaining lease terms of sixteen months to eleven years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three and nine months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30, 2021	Nine Months Ended June 30, 2021
Lease cost:
Operating lease cost	$92	$277
Short-term lease cost	—	—
Total lease cost	$92	$277

	Three Months Ended June 30, 2020	Nine Months Ended June 30, 2020
Lease cost:
Operating lease cost	$118	$284
Short-term lease cost	—	—
Total lease cost	$118	$284

The following table provides supplemental information to operating leases at or for the three and nine months ended June 30, 2021 and 2020 (dollars in thousands):

	At or For Three Months Ended June 30, 2021		At or For Nine Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80		$240
Weighted average remaining lease term-operating leases	8.6	years	8.6	years
Weighted average discount rate-operating leases	2.23%		2.23%

	At or For Three Months Ended June 30, 2020		At or For Nine Months Ended June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80		$239
Weighted average remaining lease term-operating leases	9.5	years	9.5	years
Weighted average discount rate-operating leases	2.22%		2.22%

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

Maturities of operating lease liabilities at June 30, 2021 for future fiscal years are as follows (dollars in thousands):

Remainder of 2021	$86
2022	342
2023	310
2024	313
2025	317
Thereafter	1,322
Total lease payments	2,690
Less imputed interest	258
Total	$2,432

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

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2021 and 2020 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Basic net income per common share computation
Numerator – net income	$7,024	$6,211	$21,565	$17,912

Denominator – weighted average common shares outstanding	8,365,350	8,309,947	8,336,590	8,331,908

Basic net income per common share	$0.84	$0.75	$2.59	$2.15

Diluted net income per common share computation
Numerator – net income	$7,024	$6,211	$21,565	$17,912

Denominator – weighted average common shares outstanding	8,365,350	8,309,947	8,336,590	8,331,908
Effect of dilutive stock options (1)	100,043	69,036	104,271	105,122
Weighted average common shares outstanding - assuming dilution	8,465,393	8,378,983	8,440,861	8,437,030

Diluted net income per common share	$0.83	$0.74	$2.55	$2.12
____________________________________________
(1) For the three and nine months ended June 30, 2021, average options to purchase 134,365 and 135,876 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share, because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2020, average options to purchase 135,212 and 126,052 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per shares, because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and nine months ended June 30, 2021 and 2020 are as follows (dollars in thousands):

	Three Months Ended June 30, 2021
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$144	$(23)	$121
Other comprehensive income	1	7	8
Balance of AOCI at the end of period	$145	$(16)	$129

	Nine Months Ended June 30, 2021
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$87	$(26)	$61
Other comprehensive income	58	10	68
Balance of AOCI at the end of period	$145	$(16)	$129

	Three Months Ended June 30, 2020
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(151)	$(28)	$(179)
Other comprehensive income	154	1	155
Balance of AOCI at the end of period	$3	$(27)	$(24)

	Nine Months Ended June 30, 2020
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$90	$(40)	$50
Other comprehensive (loss) income	(87)	13	(74)
Balance of AOCI at the end of period	$3	$(27)	$(24)

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, which was approved by shareholders on January 28, 2020, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees, including officers, and 50,000 shares are reserved to be awarded to directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At June 30, 2021, there were 29,926 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At June 30, 2021, there were 298,500 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

At both June 30, 2021 and 2020, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the nine months ended June 30, 2021 and 2020.

Stock option activity for the nine months ended June 30, 2021 and 2020 is summarized as follows:

	Nine Months Ended June 30, 2021		Nine Months Ended June 30, 2020
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	395,349	$18.45	378,304	$18.15
Exercised	(62,764)	9.82	(37,975)	10.31
Granted	1,500	19.13	1,000	26.50
Forfeited	(5,270)	26.91	(9,050)	25.10
Options outstanding, end of period	328,815	$19.96	332,279	$18.88

The fair value of stock options is determined using the Black-Scholes valuation model.

The weighted average assumptions for options granted during the nine months ended June 30, 2021 were as follows:

Expected volatility	33%
Expected life (in years)	5
Expected dividend yield	4.76%
Risk free interest rate	0.38%
Grant date fair value per share	$3.26

The aggregate intrinsic value of options exercised during the nine months ended June 30, 2021 and 2020 was $1.12 million and $640,000, respectively.

At June 30, 2021, there were 157,892 unvested options with an aggregate grant date fair value of $564,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2021 was $928,000.  There were 200 options vested during the nine months ended June 30, 2021 with a total fair value of $1,000.

At June 30, 2020, there were 141,570 unvested options with an aggregate grant date fair value of $559,000. There were 13,100 options that vested during the nine months ended June 30, 2020.

Additional information regarding options outstanding at June 30, 2021 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$5.86	-	6.00	4,000	$5.93	1.3	4,000	$5.93	1.3
9.00			27,000	9.00	2.3	27,000	9.00	2.3
10.26	-	10.71	60,575	10.57	3.7	60,575	10.57	3.7
15.67	-	19.13	103,000	16.50	7.9	24,400	16.50	5.3
26.50	-	27.14	43,990	27.13	8.3	8,798	27.13	8.3
29.69			50,250	29.69	6.3	30,150	29.69	6.3
31.80			40,000	31.80	7.3	16,000	31.80	7.3
			328,815	$19.96	6.3	170,923	$17.15	4.7

The aggregate intrinsic value of options outstanding at June 30, 2021 and 2020 was $2.91 million and $1.38 million, respectively.

As of June 30, 2021, unrecognized compensation cost related to unvested stock options was $461,000, which is expected to be recognized over a weighted average life of 2.03 years.

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

The Company had no liabilities measured at fair value on a recurring basis at both June 30, 2021 and September 30, 2020. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2021 and September 30, 2020 were as follows (dollars in thousands):

June 30, 2021	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$67,491	$—	$67,491
Investments in equity securities
Mutual funds	960	—	—	960
Total	$960	$67,491	$—	$68,451

September 30, 2020	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$57,907	$—	$57,907
Investments in equity securities
Mutual funds	977	—	—	977
Total	$977	$57,907	$—	$58,884

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2021 and the year ended September 30, 2020.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2021 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Commercial business loans	$—	$—	$123
Total impaired loans	—	—	123
Investment securities – held to maturity:
MBS - private label residential	—	9	—
OREO and other repossessed assets	—	—	157
Total	$—	$9	$280

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2021 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$123	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$157	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

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

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a representative fair value for these types of items as of June 30, 2021 and September 30, 2020. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with GAAP, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of June 30, 2021 and September 30, 2020 (dollars in thousands):

	June 30, 2021
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$503,726	$503,726	$503,726	$—	$—
CDs held for investment	31,218	31,218	31,218	—	—
Investment securities	119,805	121,087	18,816	102,271	—
Investments in equity securities	960	960	960	—	—
FHLB stock	2,103	2,103	2,103	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,359	3,467	3,467	—	—
Loans receivable, net	1,001,565	1,022,389	—	—	1,022,389
Accrued interest receivable	4,260	4,260	4,260	—	—

Financial liabilities
Certificates of deposit	139,965	141,225	—	—	141,225
FHLB borrowings	5,000	5,039	—	—	5,039
Accrued interest payable	154	154	154	—	—

	September 30, 2020
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$314,452	$314,452	$314,452	$—	$—
CDs held for investment	65,545	65,545	65,545	—	—
Investment securities	85,797	87,734	—	87,235	499
Investments in equity securities	977	977	977	—	—
FHLB stock	1,922	1,922	1,922	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	4,509	4,664	4,664	—	—
Loans receivable, net	1,013,875	1,034,876	—	—	1,034,876
Accrued interest receivable	4,484	4,484	4,484	—	—

Financial liabilities
Certificates of deposit	158,524	160,921	—	—	160,921
FHLB borrowings	10,000	10,167	—	—	10,167
Accrued interest payable	274	274	274	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU 2016-13 also changes the accounting for purchased credit-impaired securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for OTTI on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to help ensure that it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates that the allowance for loan losses will increase as a result of the implementation of this ASU; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of June 30, 2021. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

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

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended June 30, 2021, the Company recognized $948,000 in service charges on deposits, $1.36 million in ATM and debit card interchange fees, $64,000 in escrow fees, and $8,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the nine months ended June 30, 2021, the Company recognized $2.94 million in service charges on deposits, $3.76 million in ATM and debit card interchange fees, $243,000 in escrow fees, and $14,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the three months ended June 30, 2020, the Company recognized $858,000 in service charges on deposits, $1.07 million in ATM and debit card interchange fees, $81,000 in escrow fees, and $0 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the nine months ended June 30, 2020, the Company recognized $3.14 million in service charges on deposits, $3.18 million in ATM and debit card interchange fees, $211,000 in escrow fees, and $13,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2021.

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements relate to our financial condition, results of operations, plans, objectives, future performance or business.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.”  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: the effect of the COVID-19 pandemic, including on the Company's credit quality and business operations, as well as its impact on general economic and financial market conditions and other uncertainties resulting from the COVID-19 pandemic, such as the extent and duration of the impact on public health, the U.S. and global economies, and consumer and corporate customers, including economic activity, employment levels and market liquidity; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; increases in premiums for deposit insurance; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans in our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-

party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; including as a result of the CARES Act and the CAA 2021; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including as a result of the CAA 2021 and recent COVID-19 vaccination and economic stimulus efforts; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2020 Form 10-K.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At June 30, 2021, the Company had total assets of $1.74 billion, net loans receivable of $1.00 billion, total deposits of $1.52 billion and total shareholders’ equity of $203.49 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank's operations.

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

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company did not record a provision for loan losses for the nine months ended June 30, 2021, primarily reflecting the improving economy and resulting decline in forecasted probable loan losses from COVID-19 during this period. The Company recorded a provision for loan losses of $1.00 million and $3.20 million for the three and nine months ended June 30, 2020, respectively, and $3.70 million for the year ended September 30, 2020. The provisions recorded during the year ended September 30, 2020 were primarily due to forecasted probable loan losses reflecting the potential future impact of the COVID-19 pandemic on the economy.

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

The Company has worked with loan customers on loan deferral and forbearance plans. In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. Nearly all of these borrowers have resumed making regular payments and only one commercial mortgage loan with a balance of $1.70 million remained on payment deferral status as of June 30, 2021. This COVID-19 related modification was not classified as a TDR at June 30, 2021 in accordance with the guidance of the CARES Act and related regulatory guidance. The Company will continue to work on forbearance plans with customers impacted by the COVID-19 pandemic as needed going forward. The CARES Act also authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program ("PPP"). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans in April 2020 and originated $127.54 million in PPP loans through the program's initial conclusion in August 2020. The CAA 2021, which was signed into law on December 27, 2020, renewed and extended the PPP until May 31, 2021. As a result, the Company began originating PPP loans again in January 2021. As of June 30, 2021, the Company had $95.63 million in PPP loans to new and existing customers who are small to midsize businesses as well as non-profit organizations, independent contractors, and partnerships as allowed under PPP guidance.

Net income is also affected by non-interest income and non-interest expense.  For the three and nine months ended June 30, 2021, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at June 30, 2021 and September 30, 2020

The Company’s total assets increased by $174.48 million, or 11.1%, to $1.740 billion at June 30, 2021 from $1.566 billion at September 30, 2020.  The increase in total assets was primarily due to increased cash and cash equivalents, and to a much lesser extent, an increase in investment securities, partially offset by decreases in CDs held for investment and loans receivable. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable decreased by $12.31 million, or 1.2%, to $1.002 billion at June 30, 2021 from $1.014 billion at September 30, 2020, primarily due to a decrease in SBA PPP loans and smaller decreases in several other loan categories. These decreases to net loans receivable were partially offset by a decrease to the undisbursed portion of construction loans in process, increases in multi-family and commercial mortgage loans, and smaller increases in several other loan categories.

Total deposits increased by $164.25 million, or 12.1%, to $1.523 billion at June 30, 2021 from $1.358 billion at September 30, 2020, primarily due to increases in non-interest-bearing demand account balances, savings account balances, NOW checking account balances, and money market account balances. These increases were partially offset by a decrease in certificates of deposit account balances.

Shareholders’ equity increased by $15.86 million, or 8.5%, to $203.49 million at June 30, 2021 from $187.63 million at September 30, 2020.  The increase in shareholders' equity was primarily due to net income, partially offset by the payment of dividends to common shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $154.95 million, or 40.8%, to $534.94 million at June 30, 2021 from $380.00 million at September 30, 2020. The increase was primarily a result of an increase in total deposits, which exceeded the funds required for loan originations and used for purchases of investment securities.

Investment Securities:  Investment securities (including investments in equity securities) increased by $33.99 million, or 39.2%, to $120.76 million at June 30, 2021 from $86.77 million at September 30, 2020. This increase was primarily due to the purchase of additional mortgage-backed investment securities and U.S. Treasury securities during the nine months ended June 30, 202,1 as the Company placed a portion of its excess overnight liquidity into higher-earning investment securities during the period. These increases were partially offset by maturities, prepayments and scheduled amortization of other investment securities. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased $181,000, or 9.4% to $2.10 million at June 30, 2021 from $1.92 million at September 30, 2020, due to purchases required by the FHLB from the increase in total assets.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both June 30, 2021 and September 30, 2020. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable decreased by $12.31 million, or 1.2%, to $1.002 billion at June 30, 2021 from $1.014 billion at September 30, 2020.  The decrease was primarily due to a $31.19 million decrease in SBA PPP loans, a $7.28 million decrease in land loans, a $2.04 million decrease in construction loans, and a smaller decreases in several other loan categories. These decreases to net loans receivable were partially offset by a $10.23 million decrease in the undisbursed portion of construction loans in process, a $9.70 million increase in multi-family mortgage loans, a $5.32 million increase in commercial mortgage loans, and smaller increases in several other loan categories. The SBA PPP loan balances decreased primarily due to borrowers applying for forgiveness from the SBA and the loans being subsequently paid off by the SBA and was partially offset by new SBA PPP loans funded after the renewal of the program in December 2020.

Loan originations decreased by $12.72 million, or 2.6%, to $470.32 million for the nine months ended June 30, 2021 from $483.04 million for the nine months ended June 30, 2020.  The decrease in loan originations was primarily due to a decrease in the amount of SBA PPP loans funded. The Company continued to sell longer-term fixed rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also periodically sells the guaranteed portion of SBA loans.  Sales of fixed rate one- to four-family mortgage loans increased by $12.05 million, or 10.6%, to $126.19 million for the nine months ended June 30, 2021 from $114.14 million for the nine months ended June 30, 2020, primarily due to increased refinance activity for one- to four-family loans due to the decrease in mortgage interest rates.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $516,000, or 2.2%, to $22.52 million at June 30, 2021 from $23.04 million at September 30, 2020.  This decrease was primarily due to normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets decreased by $893,000, or 85.0%, to $157,000 at June 30, 2021 from $1.05 million at September 30, 2020, primarily due to the sale of three land parcels.  At June 30, 2021, total OREO and other repossessed assets consisted of three land parcels totaling $157,000.

BOLI (Bank Owned Life Insurance): BOLI increased by $445,000 or 2.1%, to $22.04 million at June 30, 2021 from $21.60 million at September 30, 2020. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both June 30, 2021 and September 30, 2020. CDI decreased by $271,000, or 16.7%, to $1.35 million at June 30, 2021 from $1.63 million at September 30, 2020 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Deposits: Deposits increased by $164.25 million, or 12.1%, to $1.523 billion at June 30, 2021 from $1.358 billion at September 30, 2020. The increase in total deposits was primarily due to a $54.05 million increase in non-interest bearing demand account balances, a $53.05 million increase in NOW checking account balances, a $40.47 million increase in money market account balances, and a $35.23 million increase in savings account balances. These increases were partially offset by a $18.56 million decrease in certificates of deposit account balances.

Deposits consisted of the following at June 30, 2021 and September 30, 2020 (dollars in thousands):

	June 30, 2021		September 30, 2020
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$495,938	32.6%	$441,889	32.5%
NOW checking	429,950	28.2	376,899	27.8
Savings	255,103	16.8	219,869	16.2
Money market	189,443	12.4	149,922	11.0
Money market - reciprocal	12,253	0.8	11,303	0.9
Certificates of deposit under $250	115,782	7.6	129,579	9.5
Certificates of deposit $250 and over	24,183	1.6	28,945	2.1
Total	$1,522,652	100.0%	$1,358,406	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings decreased to $5.00 million at June 30, 2021 from $10.00 million at September 30, 2020, and consisted of one $5.00 million borrowing, with a scheduled maturity in March 2025.

Shareholders’ Equity:  Total shareholders’ equity increased by $15.86 million, or 8.5%, to $203.49 million at June 30, 2021 from $187.63 million at September 30, 2020.  The increase was primarily due to net income of $21.57 million for the nine months ended June 30, 2021 and $616,000 from the exercise of stock options, which was partially offset by dividend payments to common shareholders of $6.00 million and the repurchase of 19,588 shares of the Company's common stock for $527,000 (an average price of $26.89 per share). During the quarter ended March 31, 2021, the Company adopted a new stock repurchase program under which the Company may repurchase up to 5% of the Company's outstanding shares, or 415,970 shares. The new stock repurchase program replaced the then existing stock repurchase program, which had 141,952 shares available to be repurchased upon expiration. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio was 0.14% at June 30, 2021 compared to 0.27% at September 30, 2020. Total non-performing assets decreased by $1.80 million, or 43.2%, to $2.37 million at June 30, 2021 from $4.16 million at September 30, 2020. The decrease in non-performing assets was due to an $893,000 decrease in OREO and other repossessed assets, a $876,000 decrease in non-accrual loans, and a $30,000 decrease in non-accrual investment securities.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2021 and September 30, 2020 (dollars in thousands):

	June 30, 2021	September 30, 2020
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$411	$659
Commercial	373	858
Land	169	394
Consumer loans:
Home equity and second mortgage	545	564
Other	18	—
Commercial business loans	513	430
Total loans accounted for on a non-accrual basis	2,029	2,905

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	2,029	2,905

Non-accrual investment securities	179	209

OREO and other repossessed assets, net (2)	157	1,050
Total non-performing assets (3)	$2,365	$4,164

TDRs on accrual status (4)	$2,380	$2,868

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.20%	0.28%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.12%	0.19%

Non-performing assets as a percentage of total assets	0.14%	0.27%

Loans receivable (5)	$1,015,034	$1,027,289

Total assets	$1,740,460	$1,565,978
___________________________________
(1) As of June 30, 2021 and September 30, 2020, there were no one- to-four family properties in the process of foreclosure.
(2) As of June 30, 2021 and September 30, 2020, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $187 and $203 reported as non-accrual loans at June 30, 2021 and September 30, 2020, respectively.
(5)  Does not include loans held for sale and loan balances are before the allowance for loan losses.

The Company received inquiries and requests from borrowers for some type of payment relief due to the COVID 19-pandemic. In response, the Company made payment deferral modifications (typically 90-day payment deferral with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. All loans modified due to COVID-19 are separately monitored, and any request for continuation of relief beyond the initial modification is reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. At June 30, 2021, only one commercial mortgage loan with a balance of $1.70 million remained on payment deferral status. For additional information on these loan modifications, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2021 and 2020

Net income increased by $813,000, or 13.1%, to $7.02 million for the quarter ended June 30, 2021 from $6.21 million for the quarter ended June 30, 2020. Net income per diluted common share increased by $0.09, or 12.2%, to $0.83 for the quarter ended June 30, 2021 from $0.74 for the quarter ended June 30, 2020. The increases in net income and net income per diluted common share for the three months ended June 30, 2021 were primarily due to a $1.00 million decrease in the provision for loan losses, a $677,000 increase in net interest income, and a $48,000 decrease in non-interest expense, which were partially offset by a $589,000 decrease in non-interest income, and a $323,000 increase in the provision for income taxes.

Net income increased by $3.65 million, or 20.4%, to $21.57 million for the nine months ended June 30, 2021 from $17.91 million for the nine months ended June 30, 2020. Net income per diluted common share increased by $0.43, or 20.3%, to $2.55 for the nine months ended June 30, 2021 from $2.12 for the nine months ended June 30, 2020. The increases in net income and net income per diluted common share were primarily due to a $3.20 million decrease in the provision for loan losses, a $1.24 million increase in non-interest income, and a $386,000 increase in net interest income which were partially offset by a $255,000 increase in non-interest expense and a $916,000 increase in the provision for income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $677,000, or 5.4%, to $13.16 million for the quarter ended June 30, 2021 from $12.48 million for the quarter ended June 30, 2020. The increase in net interest income was primarily due to a increase in the average balance of interest earning assets and a decline in the average cost of interest-bearing liabilities, which was partially offset by a decrease in the yield of interest-earning assets.

Total interest and dividend income increased by $197,000, or 1.4%, to $13.87 million for the quarter ended June 30, 2021 from $13.67 million for the quarter ended June 30, 2020, primarily due to an increase in the average balance of interest-earning assets partially offset by a decrease in the average yield on interest-earning assets.

Average total interest-earning assets increased by $260.73 million, or 19.0%, to $1.64 billion for the quarter ended June 30, 2021 from $1.38 billion for the quarter ended June 30, 2020. Average interest-bearing deposits in banks and CDs increased by $209.35 million, or 75.3%, average investment securities increased by $34.55 million, or 46.0%, and average loans receivable increased by $16.63 million, or 1.6%, between the periods. During the quarter ended June 30, 2021, the accretion of the purchase accounting fair value discount on loans acquired in the October 2018 acquisition of South Sound Bank ("South Sound Acquisition") increased interest income on loans by $84,000 compared to $170,000 for the quarter ended June 30 , 2020. The incremental accretion will change during any period based on the volume of prepayments, but is expected to decrease over time as the balance of the net discount declines. During the quarter ended June 30, 2021, there was a total of $443,000 of pre-payment penalties, non-accrual interest and late fees collected, compared to $177,000 collected for the quarter ended June 30, 2020. Partially offsetting the increase in the average balance of interest-earning assets was a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.39% for the quarter ended June 30, 2021 from 3.97% for the quarter ended June 30, 2020, as market interest rates decreased following the 150 basis point decline in the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic, to a range of 0.00% to 0.25% at June 30, 2021.

Also impacting the average yield and average interest-earning asset balances during the current quarter were SBA PPP loans originated. These PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan. For the quarter ended June 30, 2021, average PPP loans were $118.05 million and the Company recorded $293,000 in interest income and accreted $1.30 million in PPP loan origination fees into income. At June 30, 2021, PPP deferred loan origination fees of $3.31 million remain to be accreted into interest income during the remaining life of the loans
Total interest expense decreased by $480,000, or 40.4%, to $708,000 for the quarter ended June 30, 2021 from $1.19 million for the quarter ended June 30, 2020. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.28% for the quarter ended June 30, 2021 from 0.55% for the quarter ended June 30, 2020. Average interest-bearing liabilities increased by $146.18 million, or 16.9%, to $1.01 billion for the quarter ended June 30, 2021 from $866.46 million for the quarter ended June 30, 2020, primarily due to increases in the average balances of savings accounts, NOW checking accounts, and money market accounts partially offset by a decline in the average balance of certificates of deposit accounts.

As a result of these changes, the net interest margin ("NIM") decreased to 3.22% for the quarter ended June 30, 2021 from 3.63% for the quarter ended June 30, 2020.

Net interest income increased by $386,000, or 1.0%, to $38.75 million for the nine months ended June 30, 2021 from $38.36 million for the nine months ended June 30, 2020. The increase in net interest income was primarily due to a increase in the average balance on interest earning assets and a decline in the average cost of interest-bearing liabilities, which was partially offset by a decrease in the average yield on interest-earning assets.

Total interest and dividend income decreased by $808,000, or 1.9%, to $41.18 million for the nine months ended June 30, 2021 from $41.99 million for the nine months ended June 30, 2020, primarily due to a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.50% for the nine months ended June 30, 2021 from 4.47% for the nine months ended June 30, 2020 as market interest rates decreased following the 150 basis point decline in the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic, to a range of 0.00% to 0.25% at June 30, 2021. Substantially offsetting the decrease in the average yield on interest-earning assets was an increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $315.20 million, or 25.2%, to $1.57 billion for the nine months ended June 30, 2021 from $1.25 billion for nine months ended June 30, 2020. Average interest-bearing deposits in banks and CDs increased by $201.75 million, or 89.2%, average loans receivable increased by $85.91 million, or 9.0%, and average investment securities increased by $27.18 million, or 38.4%, between the periods.

Total interest expense decreased by $1.19 million, or 32.9%, to $2.43 million for the nine months ended June 30, 2021 from $3.63 million for the nine months ended June 30, 2020. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.34% for the nine months ended June 30, 2021 from 0.60% for the nine months ended June 30, 2020. Average interest-bearing liabilities increased by $158.99 million, or 19.6%, to $970.83 million for the nine months ended June 30, 2021 from $811.84 million for the nine months ended June 30, 2020, due primarily to increases in the average balances of NOW checking accounts, savings accounts, money market accounts, and borrowings partially offset by a decrease in the average balance of certificates of deposit accounts.

As a result of these changes, the NIM decreased to 3.30% for the nine months ended June 30, 2021 from 4.08% for the nine months ended June 30, 2020.

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

	Three Months Ended June 30,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,032,591	$13,298	5.15%	$1,015,966	$12,871	5.07%
Investment securities (2)	109,746	292	1.06	75,192	345	1.84
Dividends from mutual funds, FHLB stock and other investments	6,093	28	1.84	5,894	23	1.56
Interest-bearing deposits in banks and CDs	487,508	247	0.20	278,158	429	0.62
Total interest-earning assets	1,635,938	13,865	3.39	1,375,210	13,668	3.97
Non-interest-earning assets	87,638			87,905
Total assets	$1,723,576			$1,463,115

Interest-bearing liabilities:
Savings	$253,147	52	0.08	$199,054	55	0.11
Money market	196,187	141	0.29	156,537	184	0.47
NOW checking	416,234	136	0.13	332,502	218	0.26
Certificates of deposit	141,301	361	1.02	168,368	702	1.68
Long-term borrowings	5,769	18	1.25	10,000	29	1.17
Total interest-bearing liabilities	1,012,638	708	0.28	866,461	1,188	0.55
Non-interest-bearing deposits	499,383			406,396
Other liabilities	11,217			10,684
Total liabilities	1,523,238			1,283,541
Shareholders' equity	200,338			179,574
Total liabilities and
shareholders' equity	$1,723,576			$1,463,115

Net interest income		$13,157			$12,480
Interest rate spread			3.11%			3.42%
Net interest margin (3)			3.22%			3.63%
Ratio of average interest-earning assets to average interest- bearing liabilities			161.55%			158.72%
_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans acquired in the South Sound Acquisition are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

	Nine Months Ended June 30,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,035,733	$39,406	5.07%	$949,822	$38,457	5.40%
Investment securities (2)	97,857	877	1.19	70,682	1,274	2.40
Dividends from mutual funds, FHLB stock and other investments	5,964	83	1.86	5,600	95	2.27
Interest-bearing deposits in banks and CDs	427,881	816	0.25	226,129	2,164	1.28
Total interest-earning assets	1,567,435	41,182	3.50	1,252,233	41,990	4.47
Non-interest-earning assets	85,636			85,405
Total assets	$1,653,071			$1,337,638

Interest-bearing liabilities:
Savings	$237,456	147	0.08	$184,076	141	0.10
Money market	181,115	414	0.31	144,663	580	0.54
NOW checking	396,140	467	0.16	310,717	672	0.29
Certificates of deposit	147,530	1,330	1.21	168,148	2,198	1.75
Short-term borrowings	1	—	0.30	—	—	—
Long-term borrowings	8,591	76	1.17	4,234	37	1.17
Total interest-bearing liabilities	970,833	2,434	0.34	811,838	3,628	0.60
Non-interest-bearing deposits	476,628			339,460
Other liabilities	10,757			9,823
Total liabilities	1,458,218			1,161,121
Shareholders' equity	194,853			176,517
Total liabilities and
shareholders' equity	$1,653,071			$1,337,638

Net interest income		$38,748			$38,362

Interest rate spread			3.16%			3.87%
Net interest margin (3)			3.30%			4.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			161.45%			154.25%

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

	Three months ended June 30, 2021 compared to three months ended June 30, 2020 increase (decrease) due to			Nine months ended June 30, 2021 compared to nine months ended June 30, 2020 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$215	$212	$427	$(548)	$1,497	$949
Investment securities	(174)	121	(53)	(410)	13	(397)
Dividends from mutual funds, FHLB stock and other investments	4	1	5	(12)	—	(12)
Interest-bearing deposits in banks and CDs	(390)	208	(182)	(1,247)	(101)	(1,348)
Total net increase (decrease) in income on interest-earning assets	(345)	542	197	(2,217)	1,409	(808)

Interest-bearing liabilities:
Savings	(16)	13	(3)	(9)	15	6
Money market	(83)	40	(43)	(166)	—	(166)
NOW checking	(128)	46	(82)	(205)	(1)	(206)
Certificates of deposit	(241)	(100)	(341)	(619)	(248)	(867)
FHLB borrowings	2	(13)	(11)	—	39	39
Total net increase (decrease) in expense on interest-bearing liabilities	(466)	(14)	(480)	(999)	(195)	(1,194)

Net increase (decrease) in net interest income	$121	$556	$677	$(1,218)	$1,604	$386

Provision for Loan Losses: There was no provision for loan losses for the quarter ended June 30, 2021 compared to a $1.00 million provision for loans losses for the quarter ended June 30, 2020 due primarily to improvement in forecasted probable credit losses from the COVID-19 pandemic on the economy as of June 30, 2021. For the quarter ended June 30, 2021, there were net recoveries of $35,000 compared to net recoveries of $4,000 for the quarter ended June 30, 2020. Non-accrual loans decreased by $876,000 or 30.2%, to $2.03 million at June 30, 2021, from $2.91 million at September 30, 2020 and decreased by $986,000, or 32.7%, from $3.02 million at June 30, 2020. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by $806,000, or 21.5%, to $2.94 million at June 30, 2021, from $3.75 million at September 30, 2020 and decreased by $610,000, or 17.2%, from $3.55 million one year ago.

The $95.63 million balance of SBA PPP loans was omitted from the Company's normal allowance for loan losses calculation at June 30, 2021, as these loans are fully guaranteed by the SBA, and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

There was no provision for loan losses for the nine months ended June 30, 2021 compared to a $3.20 million provision for loan losses for the nine months ended June 30, 2020 due primarily to forecasted probable credit losses reflecting the potential future impact of the COVID-19 pandemic on the economy as of June 30, 2020. For the nine months ended June 30, 2021, there were net recoveries of $55,000 compared to net recoveries of $4,000 for the nine months ended June 30, 2020.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis, the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at June 30, 2021 was $171,000 compared to $41,000 at September 30, 2020 and $63,000 at June 30, 2020.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $499,000 at June 30, 2021. The Company believes that this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on its comprehensive analysis, management believes that the allowance for loan losses of $13.47 million at June 30, 2021 (1.33% of loans receivable and 663.8% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $13.41 million (1.31% of loans receivable and 461.8% of non-performing loans) at September 30, 2020 and $12.89 mil1ion (1.26% of loans receivable and 427.7% of non-performing loans) at June 30, 2020. While the Company believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. A decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income decreased by $589,000, or 12.1%, to $4.27 million for the quarter ended June 30, 2021 from $4.86 million for the quarter ended June 30, 2020. This decrease was primarily due to a $534,000 decrease in gain on sales of loans, a $201,000 decrease in other non-interest income, a $179,000 increase in the valuation allowance on loan servicing rights, and smaller decreases in several other categories. These decreases to non-interest income were partially offset by a $294,000 increase in ATM and debit card interchange transaction fees and smaller increases in several other categories. The decrease in gain on sales of loans was primarily due to a decrease in the dollar amount of fixed-rate one- to four-family loans originated and sold during the current quarter and a decrease in the average pricing margin compared to the same period last year. The decrease in the other non-interest income category was related to a non-recurring $200,000 recovery (during the quarter ended June 30, 2020) of a previously charged off receivable acquired in the South Sound Acquisition. The valuation allowance on loan servicing rights was primarily due to an increase in the projected mortgage prepayment speeds as mortgage interest rates decreased during the quarter. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the dollar volume of debit card transactions.

Total non-interest income for the nine months ended June 30, 2021 increased by $1.24 million, or 9.9%, to $13.71 million from $12.47 million for the nine months ended June 30, 2020. This increase was primarily due to a $1.54 million increase in gain on sales of loans, a $577,000 increase in ATM and debit card interchange transaction fees, and smaller increases in several other categories. These increases were partially offset by a $491,000 decrease in the other non-interest income category, a $193,000 decrease in services charges on deposits, and smaller decreases in several other categories. The increase in gain on sales of loans was primarily due to an increase in the dollar amount of fixed-rate one- to four-family loans originated and sold during the current period and an increase in the average pricing margin compared to the same period last year. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the dollar volume of debit card transactions. The decrease in the other non-interest income category was related to non-recurring recoveries of $483,000 (during the nine months ended June 30, 2020) of previously charged off receivables acquired in the South Sound Acquisition. The decrease in service charges on deposits was primarily due to a decrease in overdraft fee income.

Non-interest Expense:  Total non-interest expense decreased by $48,000, or 0.6%, to $8.61 million for the quarter ended June 30, 2021 from $8.66 million for the quarter ended June 30, 2020. This decrease was primarily due to an $82,000 decrease in premises and equipment expense and smaller decreases in several other categories, which were partially offset by smaller increases in several categories. The efficiency ratio for the current quarter improved to 49.43% from 49.96% for the comparable quarter one year ago.

Total non-interest expense increased by $255,000, or 1.0%, to $25.57 million for the nine months ended June 30, 2021 from $25.32 million for the nine months ended June 30, 2020. The increase was primarily due to a $185,000 increase in FDIC insurance expense, a $166,000 increase in data processing and telecommunications expense, and smaller increases in several other categories, which were partially offset by a $149,000 improvement in OREO and other repossessed assets expense due primarily to gains on the sale of OREO and smaller decreases in several categories. The increase in FDIC insurance expense was primarily due to an assessment credit which reduced the expense in the comparable period in 2020. The increase in data processing and telecommunications expense was primarily due to the addition of several technology products and increased processing volumes. The efficiency ratio for the nine months ended June 30, 2021 improved to 48.75% from 49.81% for the nine months ended June 30, 2020.

Provision for Income Taxes: The provision for income taxes increased by $323,000, or 22.1%, to $1.79 million for the quarter ended June 30, 2021 from $1.46 million for the quarter ended June 30, 2020. The provision for income tax increased by $916,000, or 20.8%, to $5.32 million for the nine months ended June 30, 2021 from $4.40 million for the nine months ended June 30, 2020. These increases in the provision for income taxes were primarily due to higher income before income taxes. The Company's effective income tax rate was 20.27% for the quarter ended June 30, 2021 and 19.06% for the quarter ended June 30, 2020. The Company's effective tax rate was 19.79% for the nine months ended June 30, 2021 and 19.73% for the nine months ended June 30, 2020.

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

The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2021, the Bank’s regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 38.48%.

The Company’s total cash and cash equivalents and CDs held for investment increased by $154.95 million, or 40.8%, to $534.94 million at June 30, 2021 from $380.00 million at September 30, 2020. If the Bank requires funds that exceed its ability to generate them internally, it has additional borrowing capacity with the FHLB, the Federal Reserve Bank of San Francisco ("FRB") and Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2021, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. At June 30, 2021, the Bank had $5.00 million in FHLB borrowings outstanding and $402.02 million available for additional FHLB borrowings. Additionally, the Bank maintains a short-term borrowing line with the FRB with available total credit based on eligible collateral.  At June 30, 2021, the Bank had $65.41 million available for borrowings with the FRB and there was no outstanding balance on this borrowing line. The Bank also maintains a $50.00 million overnight borrowing line with PCBB. At June 30, 2021, the Bank did not have an outstanding balance on this borrowing line.

The Bank’s primary investing activity is the origination of one- to four-family mortgage loans, commercial mortgage loans, construction loans, consumer loans, and commercial business loans.  At June 30, 2021, the Bank had loan commitments totaling $148.29 million and undisbursed construction loans in process totaling $90.33 million.  The Bank anticipates that it will have sufficient funds available to meet current loan commitments.  CDs that are scheduled to mature in less than one year from June 30, 2021 totaled $87.95 million.

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

Based on its capital levels at June 30, 2021, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2021, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2021 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$185,369	10.87%	$68,190	4.00%	$85,238	5.00%
Risk-based Capital Ratios:
Common equity tier 1 capital	185,369	20.90	39,912	4.50	57,651	6.50
Tier 1 capital	185,369	20.90	53,216	6.00	70,955	8.00
Total capital	196,489	22.15	70,955	8.00	88,693	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At June 30, 2021, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2021, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2021 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$188,406	11.03%
Risk-based Capital Ratios:
Common equity tier 1 capital	188,406	21.22
Tier 1 capital	188,406	21.22
Total capital	199,540	22.47

Key Financial Ratios and Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
PERFORMANCE RATIOS:
Return on average assets	1.63%	1.70%	1.74%	1.79%
Return on average equity	14.02%	13.83%	14.76%	13.53%
Net interest margin	3.22%	3.63%	3.30%	4.08%
Efficiency ratio	49.43%	49.96%	48.75%	49.81%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2020.

Item 4.  Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended June 30, 2021:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
4/1/2021 - 4/30/2021	—	$—	—	415,970
5/1/2021 - 5/31/2021	—	—	—	415,970
6/1/2021 - 6/30/2021	16,688	28.084	16,688	399,282
Total	16,688	$28.084	16,688	399,282

(1) On February 24, 2021, the Company announced a plan to repurchase 415,970 shares of the Company's common stock. As of June 30, 2021, 16,688 shares had been repurchased, and there were 399,282 shares still authorized to be repurchased under the plan.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (1)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.4	Form of Incentive Stock Option Agreement (5)
10.5	Form of Non-qualified Stock Option Agreement (5)
10.7	Employment Agreement with Michael R. Sand (6)
10.8	Employment Agreement with Dean J. Brydon (6)
10.9	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (7)
10.10	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101	The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2021, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements
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

Timberland Bancorp, Inc.

Date: August 5, 2021	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Financial Officer
(Principal Financial Officer)