Form 10-K
period 2021-09-30
TIMBERLAND BANCORP INC
filed 2021-12-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	September 30, 2021	OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	0-23333

TIMBERLAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington			91-1863696
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

624 Simpson Avenue,	Hoquiam,	Washington	98550
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:			(360)	533-4747

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	TSBK	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [☐]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No    ☒
As of December 2, 2021 the registrant had 8,354,717 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2021, was $232.53 million (8,361,457 shares at $27.81).  For purposes of this calculation, common stock held by officers and directors of the registrant was included.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders (Part III).

TIMBERLAND BANCORP, INC.
2021 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally, resulting from the ongoing novel coronavirus of 2019 ("COVID-19") and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and of our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and the Consolidated Appropriations Act, 2021 ("CAA 2021"); and other risks described elsewhere in this Form 10-K and in the Company's other reports filed with or furnished to the Securities and Exchange Commission.

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2022 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's consolidated financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp" or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Bank (the "Bank").  At September 30, 2021, on a consolidated basis, the Company had total assets of $1.79 billion, net loans receivable of $968.45 million, total deposits of $1.57 billion and total shareholders’ equity of $206.90 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corp.

The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 branches (including its main office in Hoquiam). The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank System since 1937.  The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks (“Division” or “DFI”) and the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve").

On October 1, 2018, the Company completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington ("South Sound Acquisition"). The Company acquired 100% of the outstanding common stock of South Sound Bank, and South Sound Bank was merged into the Bank. The results of operations of the acquired assets and assumed liabilities have been included in the Company's consolidated financial statements as of and for the period since the acquisition date. For additional details, see Note 2 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

For additional information, see “Item 2. Properties.”

Hoquiam, with a population of approximately 8,800, is located in Grays Harbor County which is situated along Washington State’s central Pacific coast.  Hoquiam is located approximately 110 miles southwest of Seattle, Washington and 145 miles northwest of Portland, Oregon.

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

Grays Harbor County has a population of 75,000 according to the United States ("U.S.") Census Bureau 2021 estimates and a median family income of $67,300 according to 2021 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 5.3% at September 30, 2021 from 10.0% at September 30, 2020.  The median price of a resale home in Grays Harbor County for the quarter ended June 30, 2021 increased 26.1% to $302,300 from $239,800 for the comparable prior year period.  The number of home sales increased 11.2% for the quarter ended June 30, 2021 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located in the county.

Pierce County is the second most populous county in the state and has a population of 917,000 according to the U.S. Census Bureau 2021 estimates.  The county’s median family income is $91,100 according to 2021 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 4.2% at September 30, 2021 from 8.6% at September 30, 2020. The median price of a resale home in Pierce County for the quarter ended June 30, 2021 increased 26.7% to $516,800 from $407,800 for the comparable prior year period.  The number of home sales increased 11.3% for the quarter ended June 30, 2021 compared to the same quarter one year earlier.  The Bank has five branches located in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 295,000 according to the U.S. Census Bureau 2021 estimates and a median family income of $90,200 according to 2021 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area decreased to 3.5% at September 30, 2021 from 7.1% at September 30, 2020. The median price of a resale home in Thurston County for the quarter ended June 30, 2021 increased 22.6% to $454,900 from $371,100 for the same quarter one year earlier.  The number of home sales increased 5.0% for the quarter ended June 30, 2021 compared to the same quarter one year earlier.  The Bank has seven branches located in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 276,000 according to the U.S. Census Bureau 2021 estimates and a median family income of $94,100 according to 2021 HUD estimates.  The Bank has two branches located in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area decreased to 3.4% at September 30, 2021 from 6.8% at September 30, 2020.  The median price of a resale home in Kitsap County for the quarter ended June 30, 2021 increased 23.2% to $506,900 from $411,400 for the same quarter one year earlier.  The number of home sales increased 10.2% for the quarter ended June 30, 2021 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.3 million according to the U.S. Census Bureau 2021 estimates.  The Bank has one branch located in King County.  The county’s median family income is $115,700 according to 2021 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech.  According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 4.3% at September 30, 2021 from 7.0% at September 30, 2020. The median price of a resale home in King County for the quarter ended June 30, 2021 increased 21.1%

to $866,700 from $715,400 for the same quarter one year earlier.  The number of home sales increased 18.6% for the quarter ended June 30, 2021 compared to the same quarter one year earlier.

Lewis County has a population of 81,000 according to the U.S. Census Bureau 2021 estimates and a median family income of $67,300 according to 2021 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 4.3% at September 30, 2021 from 8.1% at September 30, 2020. The median price of a resale home in Lewis County for the quarter ended June 30, 2021 increased 24.0% to $361,200 from $291,400 for the same quarter one year earlier.  The number of home sales increased 16.9% for the quarter ended June 30, 2021 compared to the same quarter one year earlier.  The Bank has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, multi-family properties, commercial real estate, and on raw or developed land, and the origination of construction loans, primarily for the construction of one- to four-family residences.  The Bank’s net loans receivable totaled $968.45 million at September 30, 2021, representing 54.0% of consolidated total assets, and at that date, commercial real estate, construction (including undisbursed loans in process), multi-family and land loans were $811.35 million, or 75.0% of total loans.  Commercial real estate, construction, multi-family, and land loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 20% of its capital plus surplus. According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for loan losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2021, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $40.47 million under this policy.  At September 30, 2021, the largest amount outstanding to any one borrower and the borrower’s related entities was $32.08 million (including $10.49 million in available lines of credit), which was secured by various commercial real estate and residential properties and other business assets located primarily in Thurston County and these borrowings were performing according to their repayment terms at September 30, 2021.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $31.86 million (including $17.75 million of undisbursed construction loan proceeds).  These loans were secured by multi-family, one- to four-family and commercial real estate properties located primarily in Thurston County and were performing according to their loan repayment terms at September 30, 2021.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2021		2020		2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family (1)	$119,935	11.08%	$118,580	10.46%	$132,661	13.38%	$115,941	14.13%	$118,147	15.05%
Multi-family	87,563	8.09	85,053	7.50	76,036	7.67	61,928	7.54	58,607	7.47
Commercial	470,650	43.49	453,574	39.99	419,117	42.28	345,113	42.05	328,927	41.91
Construction - custom and owner/builder	109,152	10.08	129,572	11.42	128,848	13.00	119,555	14.57	117,641	14.99
Construction - speculative one- to four-family	17,813	1.65	14,592	1.29	16,445	1.66	15,433	1.88	9,918	1.26
Construction - commercial	43,365	4.01	33,144	2.92	39,566	3.99	39,590	4.82	19,630	2.50
Construction - multi-family	52,071	4.81	34,476	3.04	36,263	3.66	10,740	1.31	21,327	2.72
Construction - land development	10,804	1.00	7,712	0.68	2,404	0.24	3,040	0.37	—	—
Land	19,936	1.84	25,571	2.25	30,770	3.10	25,546	3.11	23,910	3.05
Total mortgage loans	931,289	86.05	902,274	79.55	882,110	88.98	736,886	89.78	698,107	88.95

Consumer Loans:
Home equity and second mortgage	32,988	3.05	32,077	2.83	40,190	4.05	37,341	4.55	38,420	4.90
Other	2,512	0.23	3,572	0.31	4,312	0.44	3,515	0.43	3,823	0.49
Total consumer loans	35,500	3.28	35,649	3.14	44,502	4.49	40,856	4.98	42,243	5.39

Commercial Loans:
Commercial business (2)	74,579	6.89	69,540	6.13	64,764	6.53	43,053	5.24	44,444	5.66
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP")	40,922	3.78	126,820	11.18	—	—	—	—	—	—
Total commercial business and SBA PPP loans	115,501	10.67	196,360	17.31	64,764	6.53	43,053	5.24	44,444	5.66
Total loans receivable	1,082,290	100.00%	1,134,283	100.00%	991,376	100.00%	820,795	100.00%	784,794	100.00%

Less:
Undisbursed portion of construction loans in process	(95,224)		(100,558)		(92,226)		(83,237)		(82,411)
Deferred loan origination fees, net	(5,143)		(6,436)		(2,798)		(2,637)		(2,466)
Allowance for loan losses	(13,469)		(13,414)		(9,690)		(9,530)		(9,553)
Total loans receivable, net	$968,454		$1,013,875		$886,662		$725,391		$690,364
___________
(1)Does not include loans held for sale of $3,217, $4,509, $6,071, $1,785 and $3,515 at September 30, 2021, 2020, 2019, 2018 and 2017, respectively.
(2)Does not include loans held for sale of $84 at September 30, 2017.

Residential One- to Four-Family Lending.  At September 30, 2021, $119.94 million, or 11.1%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal Home Loan Bank of Des Moines ("FHLB").  From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2021, $42.83 million, or 35.7%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually or every three to five years after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are re-priced utilizing the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 4.00%.  The Bank also offers ARM loans tied to the Wall Street Journal prime lending rate ("Prime Rate") index which typically do not have periodic or lifetime adjustment limits.  Loans tied to the Prime Rate normally have margins ranging up to 3.0%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2021, $77.11 million, or 64.3%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

A portion of the Bank’s ARM loans are “non-conforming,” because they do not satisfy acreage limits or various other requirements imposed by Freddie Mac.  Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Freddie Mac credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects, which do not conform to Freddie Mac’s guidelines.  Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  These loans are known as non-conforming loans, and the Bank may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  The Bank believes that these loans satisfy a need in its local market area.  As a result, subject to market conditions, the Bank intends to continue to originate these types of loans.

The retention of ARM loans in the Bank’s loan portfolio helps reduce the Bank’s exposure to changes in interest rates.  There are, however, unquantifiable credit risks resulting from the potential of increased interest to be paid by the customer as a result of increases in interest rates.  It is possible that during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing and the increased costs to the borrower.  The Bank attempts to reduce the potential for delinquencies and defaults on ARM loans by qualifying the borrower based on the borrower’s ability to repay the ARM loan assuming a 2.0% increase in the initial interest rate.  Another consideration is that although ARM loans allow the Bank to increase the sensitivity of its asset base due to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits.  Because of these considerations, the Bank has no assurance that yield increases on ARM loans will be sufficient to offset increases in the Bank’s cost of funds.

While fixed-rate, single-family residential mortgage loans are normally originated with 15 to 30 year terms to maturity, these loans typically remain outstanding for substantially shorter periods, because borrowers often prepay their loans in full upon sale of the property pledged as security or upon refinancing the original loan.  In addition, substantially all mortgage loans in the Bank’s loan portfolio contain due-on-sale clauses providing that the Bank may declare the unpaid amount due and payable upon the sale of the property securing the loan.  Typically, the Bank enforces these due-on-sale clauses to the extent permitted by law and as business judgment dictates.  Thus, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates received on outstanding loans.

The Bank requires that fire and extended coverage casualty insurance be maintained on the collateral for all of its real estate secured loans and flood insurance, if appropriate.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally

80% (90% for loans originated for sale in the secondary market to Freddie Mac or the FHLB).  At September 30, 2021, two one- to four-family loans totaling $407,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending.  At September 30, 2021, $87.56 million, or 8.1%, of the Bank’s total loan portfolio was secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term FHLB borrowing, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2021, the Bank’s largest multi-family loan had an outstanding principal balance of $7.51 million and was secured by an apartment building located in Pierce County. At September 30, 2021, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements. At September 30, 2021, all multi-family loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending.  Commercial real estate loans totaled $470.65 million, or 43.5%, of the total loan portfolio at September 30, 2021.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as industrial warehouses, office buildings, retail/wholesale facilities, mini-storage facilities, motels, nursing homes, restaurants and convenience stores, generally located in the Bank’s primary market area.  At September 30, 2021, the largest commercial real estate loan was secured by a nursing home facility in Pierce County, had a balance of $7.70 million and was performing according to its repayment terms.  At September 30, 2021, two commercial real estate loans totaling $773,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank typically requires appraisals of properties securing commercial real estate loans.  For loans that are less than $250,000, the Bank may use an evaluation provided by a third-party vendor in lieu of an appraisal.  Appraisals are performed by independent appraisers designated by the Bank.  The Bank considers the quality and location of the real estate, the credit history of the borrower, the cash flow of the project and the quality of management involved with the property when making these loans.  The Bank generally imposes a minimum debt coverage ratio of approximately 1.20 for loans secured by income producing commercial properties.  Loan-to-value ratios on commercial real estate loans are generally limited to not more than 80%.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements.

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

Construction Lending.      The Bank currently originates two types of residential construction loans:  (i) custom construction and owner/builder construction loans and (ii) speculative construction loans.  The Bank believes that its lengthy experience in providing residential construction loans has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending.  The Bank also originates construction loans for commercial properties, multi-family properties, and land development projects.  The Bank's construction loans generally provide for the payment of interest only during the construction phase, which is billed monthly, although during the term of some construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. At September 30, 2021, the Bank's construction loans totaled $233.21 million, or 21.5% of the Bank's total loan portfolio, including undisbursed loans in process of $95.22 million. All construction loans were performing according to their repayment terms at September 30, 2021. See "Lending Activities - Non-performing Loans and Delinquencies."

At September 30, 2021 and 2020, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2021		2020
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$109,152	46.80%	$129,572	59.03%
Speculative one- to four-family	17,813	7.64	14,592	6.65
Commercial real estate	43,365	18.60	33,144	15.10
Multi-family	52,071	22.33	34,476	15.71
Land development	10,804	4.63	7,712	3.51
Total	$233,205	100.00%	$219,496	100.00%

Custom and owner/builder construction loans are originated to home owners and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of these loans generally lasts up to 12 months with fixed interest rates typically ranging from 4.50% to 6.50% and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2021, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $838,000 (including $181,000 of undisbursed loans in process) and was performing according to its repayment terms.

Speculative one- to four-family construction loans are made to home builders and are termed “speculative”, because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and pay real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates generally ranging from 5.00% to 6.50%, and with a loan-to-value ratio of no more than 80% of the appraised value of the completed property.  At September 30, 2021, the largest aggregate outstanding balance to one borrower for speculative one- to four-family construction loans totaled $4.84 million (including $2.41 million of undisbursed loans in process) and was comprised of ten loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties.  At September 30, 2021, these loans amounted to $95.44 million, or 40.9%, of construction loan balances.  These loans are typically secured by apartment buildings, condominiums, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2021, the largest outstanding multi-family construction loan was for $10.00 million secured by an apartment building project in Thurston County which had not yet commenced construction.  At September 30, 2021, the largest outstanding commercial real estate construction loan was a purchased participation loan secured by an assisted living facility project in Salem, Oregon and had a balance of $5.31 million with no undisbursed funds available. This loan was performing according to its repayment terms at September 30, 2021.

All construction loans must be approved by a member of one of the Bank’s Loan Committees or the Bank’s Board of Directors, or in the case of one- to four-family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter. See “Lending Activities - Loan Solicitation and Processing.”  Prior to approval of any construction loan application, an independent fee appraiser inspects the site and prepares an appraisal on an "as completed" basis, and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro-forma data and assumptions on the project.  In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder.  After this preliminary review, the application is processed, which includes obtaining credit reports, financial statements and tax returns or verification of income on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.  In the event of cost overruns, the Bank generally requires that the borrower increase the funds available for construction by paying the cost of such overruns directly or by depositing its own funds into a secured savings account, the proceeds of which are used to pay construction costs or to, the extent available, authorizes disbursements from a loan contingency line in the construction budget.

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

The Bank originates construction loan applications primarily through customer referrals, contacts in the business community and, occasionally, real estate brokers seeking financing for their clients.

Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending.  Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending, because funds are advanced upon the collateral for the project based on an estimate of the costs that will produce a future value at completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio.  With regard to loans originated to builders for speculative projects, changes in the demand, such as for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. A downturn in the housing or the real estate market could increase loan delinquencies, defaults, and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some builders who have borrowed from us to fund construction projects on a speculative basis have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

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

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities; generally with ten to 50 lots). Currently, the Bank is originating land development loans on a limited basis.  Land development loans are secured by a lien on the property and typically are made for a period of two to five years with fixed or variable interest rates, with loan-to-value ratios generally not exceeding 75%.  Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals (with ownership interests in the borrowing entity of 20% or more) and reviews their personal financial statements. Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans, because these loan funds are advanced upon the predicted future value of the developed property upon completion.  If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure, the Bank may be confronted with a property the value of which is insufficient to assure full repayment.  The Bank has historically attempted to minimize this risk by generally limiting the maximum loan-to-value ratio on land and land development loans to 75% of the estimated developed value of the secured property.

Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes. Land loans originated by the Bank generally have maturities of one to ten years.  The largest land loan is secured by land in Clark County, had an outstanding balance of $1.62 million and was performing according to its repayment terms at September 30, 2021.  At September 30, 2021, three land loans totaling $683,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate.  If the estimate of value proves to be inaccurate, in the event of default and foreclosure, the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Land loans also pose additional risk because of the lack of income being produced by the property and potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions.  The Bank attempts to minimize these risks by generally limiting the maximum loan-to-value ratio on land loans to 75%.

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

Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 90% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the Prime Rate.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans in which the Bank is in the first lien position, because they are generally secured by mortgages subordinated to the existing first mortgage on the property. For those second mortgage loans and home equity lines credit which the Bank does not hold the existing first mortgage on the property, it is unlikely that the Bank will be successful in recovering all or a portion of the loan balance in the event of default unless the Bank is prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio, because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2021, seven consumer loans totaling $533,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans (excluding SBA PPP loans) totaled $74.58 million, or 6.9%, of the loan portfolio at September 30, 2021.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the Prime Rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $4.15 million at September 30, 2021 and was performing according to its repayment terms.  At September 30, 2021, six commercial business loans totaling $458,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank has increased commercial business loan originations made under the U.S. Small Business Administration ("SBA") 7(a) program. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. The terms of these loans vary by purpose and type of underlying collateral. The loans are primarily underwritten on the basis of the borrower's ability to service the loan from income. Under the SBA 7(a) program, the loans carry a SBA guaranty for up to 85% of the loan. Typical maturities for this type of loan vary but can be up to ten years. SBA 7(a) loans are all adjustable rate loans based on the Prime Rate. Under the SBA 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans. The Bank generally offers SBA 7(a) loans within a range of $50,000 to $1.50 million.

Within Timberland's commercial business loan portfolio are restaurant loans and loans to other retail and service businesses totaling $9.20 million at September 30, 2021 that were originated in conjunction with a third-party firm. As additional security for these loans, the Company holds cash collateral of 25% of the outstanding loan balance. Unless prior arrangements are made, and the Company consents, loans falling more than four weeks delinquent are eligible for purchase in accordance with a Marketing and Servicing Agreement in existence since March 6, 2014. As an accommodation, the Company has agreed to temporarily extend the purchase requirement to 12 weeks before a purchase is required from the loan portfolio. All of these loans were performing at September 30, 2021.

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

SBA PPP Lending. The CARES Act authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020 through the program's initial conclusion in August 2020. The CAA 2021, which was signed into law on December 27, 2020 renewed and extended the PPP until May 31, 2021, the final expiration date for PPP lending. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity for loans approved by the SBA prior to June 5, 2020, (unless the borrower and the Company mutually agree to extend the term of the loans to five years) and a five-year maturity for loans approved thereafter, and (c) principal and interest payments deferred for at least six months from the date of disbursement. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. The largest SBA PPP loan had an outstanding balance of $2.00 million at September 30, 2021.

Loan Maturity.  The following table sets forth certain information at September 30, 2021 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 3 Years	After 3 Years Through 5 Years	After 5 Years Through 10 Years	After 10 Years	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$3,104	$3,011	$12,501	$40,230	$61,089	$119,935
Multi-family	6,204	6,775	9,571	57,219	7,794	87,563
Commercial	20,712	33,638	44,190	352,501	19,609	470,650
Construction (1)	233,205	—	—	—	—	233,205
Land	7,297	8,104	1,458	1,715	1,362	19,936
Consumer loans:
Home equity and second mortgage	5,528	5,790	6,709	10,335	4,626	32,988
Other	555	88	231	567	1,071	2,512
Commercial business	5,732	18,480	10,916	38,885	566	74,579
SBA PPP	360	34	40,528	—	—	40,922
Total	$282,697	$75,920	$126,104	$501,452	$96,117	1,082,290

Less:
Undisbursed portion of construction loans in process						(95,224)
Deferred loan origination fees, net						(5,143)
Allowance for loan losses						(13,469)
Total loans receivable, net						$968,454
_____________
(1)    Includes $109.15 million of customer and owner/building construction/permanent loans, a portion of which may convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2021, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$41,900	$74,931	$116,831
Multi-family	27,540	53,819	81,359
Commercial	151,780	298,158	449,938
Land	10,245	2,394	12,639
Consumer loans:
Home equity and second mortgage	4,430	23,030	27,460
Other	1,123	834	1,957
Commercial business	35,823	33,024	68,847
SBA PPP	40,562	—	40,562
Total	$313,403	$486,190	$799,593

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

Loan Originations, Purchases and Sales.  During the years ended September 30, 2021, 2020 and 2019, the Bank’s total gross loan originations were $602.34 million, $597.19 million and $356.04 million, respectively.  Periodically, the Bank purchases loan participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other banks.  These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the year ended September 30, 2021, the Bank purchased $9.04 million in loan participation interests. During the year ended September 30, 2020, the Bank did not purchase any loan participation interests. During the year ended September 30, 2019, the Bank purchased loan participation interests of $8.66 million.

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed-rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives. The Bank also began selling the guaranteed portion of some of its SBA 7(a) loans in the secondary market during the year ended September 30, 2016.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2021, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $419.68 million.

The Bank also periodically sells participation interests in construction loans, commercial real estate loans, multi-family and commercial business loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower and to generate fee income.  During the years ended September 30, 2021, 2020 and 2019, the Bank sold loan participation interests of $10.0 million, $6.26 million and $5.43 million, respectively.

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

	Year Ended September 30,
	2021	2020	2019
Loans originated:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$174,379	$172,838	$91,669
Multi-family	10,727	12,237	12,503
Commercial	110,063	74,927	48,040
Construction	169,284	158,366	160,693
Land	10,654	4,955	9,540
Consumer	25,674	19,259	20,999
Commercial business loans	36,672	27,071	12,591
SBA PPP loans	64,891	127,535	—
Total loans originated	602,344	597,188	356,035

Loans acquired in the South Sound Acquisition (net of fair value discount)
Mortgage loans:
One- to four-family	—	—	10,190
Multi-family	—	—	7,807
Commercial	—	—	64,967
Construction	—	—	11,730
Consumer	—	—	3,918
Commercial business loans	—	—	22,932
Total loans acquired	—	—	121,544

Loans and loan participations purchased:
Mortgage loans:
Commercial	3,999	—	2,946
Construction	—	—	5,717
Commercial business	5,042	—	—
Total loans purchased	9,041	—	8,663
Total loans originated, acquired and purchased	611,385	597,188	486,242

Loans sold:
Loan participation interests sold	(10,000)	(6,255)	(5,431)
Whole loans sold	(140,202)	(160,987)	(67,600)
Total loans sold	(150,202)	(167,242)	(73,031)

Loan principal repayments	(500,032)	(287,039)	(241,656)
Other items, net	(6,572)	(15,694)	(10,284)
Net increase (decrease) in loans receivable	$(45,421)	$127,213	$161,271

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank (excluding SBA PPP loans) is generally up to 2.0% of the loan amount. In addition to the 1.0% interest earned on SBA PPP loans, the Bank earns a fee from the SBA to cover processing costs, which is amortized over the life of the loan and recognized fully at payoff or forgiveness. The Bank began processing loan forgiveness applications and receiving SBA PPP forgiveness payments during the three months ended December 31. 2020. Banks may not collect any fees from the SBA PPP loan applicants.

  Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized net deferred loan origination fees totaled $5.14 million (including $1.83 million for SBA PPP loans) at September 30, 2021.

Non-performing Loans and Delinquencies.  The Bank assesses late fees or penalty charges on delinquent loans of approximately 5% of the monthly loan payment amount.  A majority of loan payments are due on the first day of the month;

however, the borrower is given a 15-day grace period to make the loan payment.  When a mortgage loan borrower fails to make a required payment when due, the Bank institutes collection procedures. A notice is mailed to the borrower 16 days after the date the payment was due.  Attempts to contact the borrower by telephone generally begin on or before the 30th day of delinquency.  If a satisfactory response is not obtained, continuous follow-up contacts are attempted until the loan has been brought current.  Before the 90th day of delinquency, attempts are made to establish (i) the cause of the delinquency, (ii) whether the cause is temporary, (iii) the attitude of the borrower toward repaying the debt, and (iv) a mutually satisfactory arrangement for curing the default.

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

In late March 2020, the Bank announced loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. Loans subject to payment forbearance under the Bank's COVID-19 loan modification program are not reported as delinquent during the forbearance time period. For additional information, see "COVID-19 Loan Modifications" below.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

	At September 30,
	2021	2020	2019	2018	2017
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$407	$659	$699	$545	$874
Commercial	773	858	779	—	213
Land	683	394	204	243	566
Consumer loans	533	564	626	359	258
Commercial business loans	458	430	725	170	—
Total	2,854	2,905	3,033	1,317	1,911

Accruing loans which are contractually past due 90 days or more	—	—	—	—	—
Total of non-accrual and 90 days or more past due loans	2,854	2,905	3,033	1,317	1,911

Non-accrual investment securities	159	209	294	406	533

Other real estate owned and other repossessed assets (2)	157	1,050	1,683	1,913	3,301
Total non-performing assets (3)	$3,170	$4,164	$5,010	$3,636	$5,745

Troubled debt restructured loans on accrual status (4)	$2,371	$2,868	$2,903	$2,955	$3,342

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (5)	0.29%	0.28%	0.34%	0.18%	0.27%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.16%	0.19%	0.24%	0.13%	0.20%

Non-performing assets as a percentage of total assets	0.18%	0.27%	0.40%	0.36%	0.60%

Loans receivable, net (5)	$981,923	$1,027,289	$896,352	$734,921	$699,917
Total assets	$1,792,180	$1,565,978	$1,247,132	$1,018,290	$952,024

_______________
(1)Includes non-accrual one- to four-family properties in the process of foreclosure totaling $150, $0,
$150, $0 and $100 as of September 30, 2021, 2020, 2019, 2018 and 2017, respectively.
(2)Includes foreclosed residential real estate property totaling $0, $0, $0, $0 and $875 as of September 30, 2021, 2020, 2019, 2018 and 2017, respectively.
(3)Does not include troubled debt restructured loans on accrual status.
(4)Does not include troubled debt restructured loans totaling $182, $203, $366, $323 and $253 recorded as non-accrual loans as of September 30, 2021, 2020, 2019, 2018 and 2017, respectively.
(5)Loans receivable, net for purposes of this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The Bank’s non-accrual loans decreased by $51,000 to $2.85 million at September 30, 2021 from $2.91 million at September 30, 2020, primarily as a result of a $252,000 decrease in one- to four-family mortgage loans, an $85,000 decrease in commercial mortgage loans, and a $31,000 decrease in consumer loans, on non-accrual status. These decreases were partially offset by a $289,000 increase in land loans and a $28,000 increase on commercial business loans on non-accrual status.  A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.”

Additional interest income which would have been recorded for the year ended September 30, 2021 had non-accruing loans been current in accordance with their original terms totaled $375,000.

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.

Restructured Loans.  Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. TDRs are considered impaired and are individually evaluated for impairment. TDRs are classified as either accrual or non-accrual. TDRs are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Bank had TDRs at September 30, 2021 and 2020 totaling $2.55 million and $3.07 million, respectively, of which $182,000 and $203,000, respectively, were on non-accrual status. None of the allowance for loan losses was allocated to TDRs at September 30, 2021. The allowance for loan losses allocated to TDR loans at September 30, 2020 was $3,000. As previously noted, in late March 2020, the Bank announced COVID-19 loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. The Company has followed the CARES Act and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to TDR classification. See "COVID-19 Loan Modifications" below.

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

The categories of non-accrual loans and impaired loans overlap, although they are not identical.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2021, the Bank had $5.23 million in impaired loans.  For additional information on impaired loans, see Note 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future, are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans (not included in the table above as non-performing) was $5.76 million at September 30, 2021. The vast majority of these loans are collateralized by real estate.  See “Asset Classification” below for additional information regarding the Bank's problem loans.

COVID-19 Loan Modifications. The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. During the year ended September 30, 2020, the Company made COVID-19 pandemic related modifications on 212 loans aggregating to $136.36 million. The majority of these borrowers had resumed making payments as of September 30, 2021, and only one loan with a balance of $323,000 remained on deferral status as of that date. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. "See Notes 1 and Note 5" of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information. The CAA 2021 extended relief offered under the CARES Act related to restructured loans as a result of COVID-19 through January 1, 2022 or 60 days after the end of the national emergency declared by the President, whichever is earlier.

During the year ended September 30, 2020, the Company made COVID-19 pandemic related modifications on 212 loans aggregating to $136.36 million. The majority of these borrowers had resumed making payments as of September 30, 2021 and only one loan with a balance of $323,000 remained on deferral status as of that date. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Notes 1 and 5 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and the allowance for loan losses at the dates indicated, were as follows:

	At September 30,
	2021	2020	2019
	(Dollars in thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)(2)	3,604	3,649	5,320
Special mention (1)	5,012	5,864	2,547
Total classified and special mention loans	$8,616	$9,513	$7,867

Allowance for loan losses	$13,469	$13,414	$9,690
_____________
(1)For further information concerning the change in classified assets, see “Non-performing Loans and Delinquencies" above.
(2)Includes non-performing loans.

Loans classified as substandard decreased by $45,000 to $3.60 million at September 30, 2021 from $3.65 million at September 30, 2020.  At September 30, 2021, 31 loans were classified as substandard. Of the $3.60 million in loans classified as substandard at September 30, 2021, $2.85 million were on non-accrual status.  The largest loan classified as substandard at September 30, 2021 had a balance of $494,000 and was secured by a commercial real estate property in Grays Harbor County and equipment. This loan was on non-accrual status at September 30, 2021.  The next largest loan classified as substandard at September 30, 2021 had a balance of $362,000 and was secured by land in Grays Harbor County. This loan was on non-accrual status at September 30, 2021.

Loans classified as special mention decreased by $852,000 to $5.01 million at September 30, 2021 from $5.86 million at September 30, 2020. At September 30, 2021, seven loans were classified as special mention. The largest credit relationship classified as special mention at September 30, 2021 had a balance of $4.40 million and was secured by a hotel in Clackamas County, Oregon. The two loans in this credit relationship were performing according to their repayment terms at September 30, 2021.

Allowance for Loan Losses.  The allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio.  The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.  The Bank’s methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates and other factors.  Using these loss estimate factors, management develops a range of probable loss for each loan category.  Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or net realizable collateral values.  The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance.  When determining the appropriate loss factors in fiscal 2021, management also took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount of and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and the Bank's COVID-19 loan modification program.

Based on this review, management increased the qualitative factors for all loan categories due to deterioration of economic conditions as a result of the COVID-19 pandemic. The increase in factors resulted in a modest increase in the allowance for loan losses during the current fiscal year. Management will continue to closely monitor economic conditions and will work with borrowers as necessary to assist them through this challenging economic climate. If economic conditions worsen or do not improve in the near-term, and if future government programs, if any, do not provide adequate relief to borrowers, it is possible that the Bank's allowance for loan losses will need to increase in future periods.

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

The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 1.37% and 471.93%, respectively, at September 30, 2021 and 1.31% and 461.76%, respectively, at September 30, 2020. The $40.92 million balance of SBA PPP loans was omitted from the allowance for loan loss calculation at September 30, 2021 as these loans are fully guaranteed by the SBA and management expects that the great majority of PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.
In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amount, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and, as a result, no allowance for loans losses is recorded for acquired loans at the acquisition date. The discount recorded on acquired loans is not reflected in the allowance for loan losses or the related allowance coverage ratios; however we believe that it should be considered when comparing the current ratios to similar ratios in periods prior to the South Sound Acquisition. The remaining fair value discount on loans acquired in the South Sound Acquisition was $449,000 at September 30, 2021.

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

While the Bank believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  A further decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses which may adversely affect the Company's financial condition and results of operations.

The following table sets forth an analysis of the Bank's allowance for loan losses for the years indicated:

	Year Ended September 30,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Allowance at beginning of year	$13,414	$9,690	$9,530	$9,553	$9,826
Provision for (recapture of) loan losses	—	3,700	—	—	(1,250)

Recoveries:
Mortgage loans:
One- to four-family	—	2	104	—	21
Commercial	—	6	166	—	1,061
Construction - custom and owner/builder	—	5	2	—	—
Construction - speculative one- to four-family	—	—	—	13	6
Construction - multi-family	—	—	—	—	—
Land	45	20	18	19	19
Consumer loans:
Home equity and second mortgage	—	15	—	—	—
Other	4	3	6	1	3
Commercial business loans	9	—	25	—	—
Total recoveries	58	51	321	33	1,110

Charge-offs:
Mortgage loans:
Commercial	—	—	—	(28)	(13)
Land	—	—	(49)	(22)	(110)
Consumer loans:
Home equity and second mortgage	—	—	(5)	—	—
Other	(1)	(12)	(5)	(6)	(10)
Commercial business loans	(2)	(15)	(102)	—	—
Total charge-offs	(3)	(27)	(161)	(56)	(133)
Net recoveries (charge-offs)	55	24	160	(23)	977

Allowance at end of year	$13,469	$13,414	$9,690	$9,530	$9,553

Allowance for loan losses as a percentage of total loans receivable (net) outstanding at the end of the year (1)	1.37%	1.31%	1.08%	1.30%	1.36%

Net recoveries (charge-offs) as a percentage of average loans outstanding during the year	0.01%	0.00%	0.02%	0.00%	0.14%

Allowance for loan losses as a percentage of non-performing loans at end of year	471.93%	461.76%	319.49%	723.61%	499.90%
______________
(1)Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and net deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:

	At September 30,
	2021		2020		2019		2018		2017
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,154	11.08%	$1,163	10.46%	$1,167	13.38%	$1,086	14.13%	$1,082	15.05%
Multi-family	765	8.09	718	7.50	481	7.67	433	7.54	447	7.47
Commercial	6,813	43.49	7,144	39.99	4,154	42.28	4,248	42.05	4,184	41.91
Construction - custom and owner/builder	644	10.08	832	11.42	755	13.00	671	14.57	699	14.99
Construction - speculative one- to four-family	188	1.65	158	1.29	212	1.66	178	1.88	128	1.26
Construction - commercial	784	4.01	420	2.92	338	3.99	563	4.82	303	2.50
Construction - multi-family	436	4.81	238	3.04	375	3.66	135	1.31	173	2.72
Construction - land development	124	1.00	133	0.68	67	0.24	49	0.37	—	—
Land	470	1.84	572	2.25	697	3.10	844	3.11	918	3.05
Non-mortgage loans:
Consumer loans	578	3.28	664	3.14	722	4.49	766	4.98	1,104	5.39
Commercial business loans	1,513	10.67	1,372	17.31	722	6.53	557	5.24	515	5.66
Total allowance for loan losses	$13,469	100.00%	$13,414	100.00%	$9,690	100.00%	$9,530	100.00%	$9,553	100.00%

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

At September 30, 2021, the Bank’s investment portfolio was comprised of investments in debt securities that totaled $132.28 million, consisting of $28.76 million of U.S. government agency securities, $39.84 million of mortgage-backed securities held to maturity, $500,000 of bank issued trust preferred securities held to maturity and $63.18 million of mortgage-backed securities available for sale.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $85.80 million at September 30, 2020, consisting of $27.39 million of mortgage-backed securities held to maturity, $500,000 of bank issued trust preferred securities held to maturity and $57.91 million of mortgage-backed securities available for sale.  The composition of the portfolios by type of security at the dates indicated is presented in the following table:

	At September 30,
	2021		2020		2019
	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total	Recorded Amount	Percent of Total
	(Dollars in thousands)
Held to Maturity:
U.S.Treasury and U.S. government agency securities	$28,760	21.74%	$—	—%	$2,999	5.59%
Mortgage-backed securities	39,842	30.12	27,390	31.93	28,103	52.40
Bank issued trust preferred securities	500	0.38	500	0.58	—	—

Available for Sale:
Mortgage-backed securities	63,176	47.76	57,907	67.49	22,532	42.01
Total portfolio	$132,278	100.00%	$85,797	100.00%	$53,634	100.00%

The following table sets forth the maturities and weighted average yields of the debt securities in the Bank's portfolio at September 30, 2021.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to Maturity:
U.S. Treasury and U.S. government agency securities	$—	—%	$6,111	0.48%	$22,649	1.13%	$—	—%
Mortgage-backed securities	—	—	6,094	3.72	9,871	2.15	23,877	1.86
Bank issued trust preferred securities	—	—	—	—	500	4.75	—	—

Available for Sale:
Mortgage-backed securities	933	0.49	4,424	0.46	15,306	0.51	42,513	0.50
Total portfolio	$933	0.49%	$16,629	1.66%	$48,326	1.18%	$66,390	0.99%

There were no securities which had an aggregate book value in excess of 10% of the Bank’s total equity at September 30, 2021.  At September 30, 2021, the Bank had $13.93 million of private label mortgage-backed securities in the held to maturity investment securities portfolio, of which $159,000 were on non-accrual status.  For additional information regarding investment securities, see “Item 1A. Risk Factors – Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses” and Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs. The Bank also has checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is generally permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines.  At September 30, 2021, the Bank had $32.90 million, or 2.10% of total deposits, from businesses associated with the marijuana industry. See "Item 1A. Risk Factors - We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations."

At September 30, 2021, the Bank had $21.78 million of jumbo certificates of deposit of $250,000 or more.  The Bank had $11.38 million in brokered reciprocal money market deposits at September 30, 2021. The Bank believes that its jumbo certificates of deposit, which represented 1.4% of total deposits at September 30, 2021, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2021:

Category	Amount	Percentage of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$535,212	34.08%
Negotiable order of withdrawal (“NOW”) checking	430,097	27.39
Savings	260,689	16.60
Money market	210,428	13.40
Subtotal	1,436,426	91.47

Certificates of Deposit (1)

Maturing within 1 year	81,422	5.18
Maturing after 1 year but within 2 years	26,441	1.68
Maturing after 2 years but within 5 years	26,266	1.67
Total certificates of deposit	134,129	8.53
Total deposits	$1,570,555	100.00%
______________________
(1)Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2021.  Jumbo certificates of deposit have principal balances of $250,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$3,364
Over three through six months	3,612
Over six through twelve months	6,314
Over twelve months	8,491
Total	$21,781

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated:

	At September 30,
	2021			2020			2019
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$535,212	34.08%	$93,323	$441,889	32.53%	$145,417	$296,472	27.75%
NOW checking	430,097	27.39	53,198	376,899	27.75	79,844	297,055	27.81
Savings	260,689	16.60	40,820	219,869	16.18	55,363	164,506	15.40
Money market	210,428	13.40	49,203	161,225	11.87	16,686	144,539	13.53
Certificates of deposit which mature:
Within 1 year	81,422	5.18	(21,440)	102,862	7.57	10,596	92,266	8.64
After 1 year, but within 2 years	26,441	1.68	(2,914)	29,355	2.16	(9,369)	38,724	3.63
After 2 years, but within 5 years	26,266	1.67	(41)	26,307	1.94	(8,358)	34,665	3.24
Total	$1,570,555	100.00%	$212,149	$1,358,406	100.00%	$290,179	$1,068,227	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

	At September 30,
	2021	2020	2019
	(Dollars in thousands)
0.00 - 1.99%	$108,191	$99,150	$82,953
2.00 - 3.99%	25,678	59,114	78,274
4.00 - 5.99%	260	260	4,428
Total	$134,129	$158,524	$165,655

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit by rate at September 30, 2021:

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(Dollars in thousands)
0.00 - 1.99%	$71,203	$22,202	$14,786	$—	$108,191
2.00 - 3.99%	10,219	4,136	11,323	—	25,678
4.00 - 5.99%	—	103	157	—	260
Total	$81,422	$26,441	$26,266	$—	$134,129

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the years indicated:

	Year Ended September 30,
	2021	2020	2019
	(Dollars in thousands)
Beginning balance	$1,358,406	$1,068,227	$889,506
Deposits acquired in South Sound Acquisition	—	—	151,538
Net deposits before interest credited	209,136	285,544	22,618
Interest credited	3,013	4,635	4,565
Net increase in deposits	212,149	290,179	178,721
Ending balance	$1,570,555	$1,358,406	$1,068,227

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Borrowings are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2021, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount to 45% of the Bank’s total assets, limited by available collateral, under which $5.0 million in borrowings were outstanding. The Bank maintains a short-term borrowing line of credit with the FRB with total credit based on eligible collateral.  At September 30, 2021, the Bank had no outstanding balance and $73.81 million in unused borrowing capacity on this borrowing line of credit. A short-term borrowing line of credit of $50.00 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2021.

The following table sets forth certain information regarding borrowings by the Bank at the end of and during the periods indicated:

	At or For the Year Ended September 30,
	2021	2020	2019
	(Dollars in thousands)
Average total borrowings	$7,685	$5,685	$—

Weighted average rate paid on total borrowings	1.18%	1.16%	—%

Total borrowings outstanding at end of period	$5,000	$10,000	$—

The Bank did not have any short-term borrowings for the years ended September 30, 2021, 2020 and 2019.

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2021, the cash surrender value of bank owned life insurance (“BOLI”) was $22.19 million.

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

The DFI and FDIC have extensive enforcement authority over all Washington state-chartered savings banks, including the Bank. The Federal Reserve has the same type of authority over Timberland Bancorp. This enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease-and-desist orders and removal orders and initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the regulators.

Regulation of the Bank

The Bank, as a state-chartered savings bank, is subject to regulation and oversight by the FDIC and the Division extending to all aspects of its operations.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund (‘DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 3 to 30 basis points subject to certain adjustments. The FDIC has authority to increase insurance assessments, and any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

In a banking industry emergency, the FDIC may also impose a special assessment. As insurer, the FDIC is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. The FDIC also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to take enforcement actions against banks and savings associations. Management is not aware of any existing circumstances which would result in termination of the Bank's deposit insurance.

Capital Requirements. Federally insured financial institutions, such as the Bank and their holding companies, are required to maintain a minimum level of regulatory capital. The Bank is subject to capital regulations adopted by the FDIC, which establish minimum required ratios for a common equity Tier 1 (“CET1”) capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank has not elected to use the CBLR framework as of September 30, 2021.

In order to be considered well-capitalized under the prompt corrective action regulations, the Bank must maintain a CET1 risk-based ratio of 6.5%, a Tier 1 risk-based ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5%, and the Bank must not be subject to an individualized order, directive or agreement under which its primary federal banking regulator requires it to maintain a specific capital level.

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital ratios in order to avoid limitations on paying dividends, repurchasing shares and paying certain discretionary bonuses. At September 30, 2021, the Bank met the requirements to be "well capitalized", and the Bank's CET1 capital exceeded the required conservation buffer.

The following table compares the Bank's actual capital amounts at September 30, 2021 to its minimum regulatory capital requirements at that date (Dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$188,512	10.7%	$70,240	4.0%	$87,801	5.0%

Risk-based Capital Ratios:
CET1 capital	188,512	20.6	41,257	4.5	59,593	6.5

Tier 1 capital	188,512	20.6	55,009	6.0	73,345	8.0

Total capital	200,002	21.8	73,345	8.0	91,682	10.0

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

Prompt Corrective Action.  Federal statutes establish a supervisory framework based on five capital categories:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.  An institution’s category depends upon where its capital levels are in relation to relevant capital measures, which include a risk-

based capital measure, a leverage ratio capital measure and certain other factors.  An institution that is not well capitalized is subject to certain restrictions on brokered deposits, including restrictions on the rates it can offer on its deposits generally. Any institution which is neither well capitalized nor adequately capitalized is considered undercapitalized. The final rule establishing an elective "community bank leverage ratio" regulatory capital framework provides that a qualifying institution whose capital exceeds the CBLR and opts to use the framework will be considered "well capitalized" for purposes of prompt corrective action.

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

At September 30, 2021, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" above and Note 18 of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB based on the Bank's asset size and level of borrowings from the FHLB.  At September 30, 2021, the Bank had $2.10 million in FHLB stock, which was in compliance with this requirement.  The FHLB pays dividends quarterly, and the Bank received $70,000 in dividends during the year ended September 30, 2021.

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

Standards for Safety and Soundness. Each federal banking agency, including the FDIC, has adopted guidelines establishing general standards relating to internal controls, information and internal audit systems; loan documentation; credit underwriting; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal shareholder. If the FDIC determines that an institution fails to meet any of these guidelines, it may require an institution to submit to the FDIC an acceptable plan to achieve compliance. Management of the Bank is not aware of any conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

Real Estate Lending Standards.  FDIC regulations require the Bank to adopt and maintain written policies that establish appropriate limits and standards for real estate loans.  These standards, which must be consistent with safe and sound banking practices, must establish loan portfolio diversification standards, prudent underwriting standards (including loan-to-value ratio limits) that are clear and measurable, loan administration procedures, and documentation, approval and reporting requirements.  The Bank is obligated to monitor conditions in its real estate markets to ensure that its standards continue to be appropriate for current market conditions.  The Bank’s Board of Directors is required to review and approve the Bank’s standards at least annually.  The FDIC has published guidelines for compliance with these regulations, including supervisory limitations on loan-to-value ratios for different categories of real estate loans.  Under the guidelines, the aggregate amount of all loans in excess of the supervisory loan-to-value ratios should not exceed 100% of total capital, and the total of all loans for commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratio should not exceed 30% of total capital.  Loans in excess of the supervisory loan-to-value ratio limitations must be identified in the Bank’s records and reported at least quarterly to the Bank’s Board of Directors.  The Bank is in compliance with the record and reporting requirements.  As of September 30, 2021, the Bank’s aggregate loans in excess of the supervisory loan-to-value ratios were 0.2% of total capital, and the Bank's loans on commercial, agricultural, multi-family or other non-one- to four-family residential properties in excess of the supervisory loan-to-value ratios were 0.1% of total capital.

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

Under the laws of Washington State, Washington-chartered savings banks may exercise any of the powers of Washington-chartered commercial banks, national banks and federally-chartered savings banks, subject to the approval of the DFI in certain situations. In addition, Washington-chartered savings banks may charge the maximum interest rate allowable for loans and other extensions of credit by federally-chartered financial institutions to Washington residents.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At September 30, 2021, the Bank was in compliance with the reserve requirements in place at that time.

Transactions with Affiliates. Timberland Bancorp, Inc. and the Bank are separate and distinct legal entities. The Bank is an affiliate of Timberland Bancorp, Inc. Federal laws strictly limit the ability of banks to engage in certain transactions with their affiliates. Transactions deemed to be a “covered transaction” under Section 23A of the Federal Reserve Act between a bank and an affiliate are limited to 10% of the bank's capital and surplus and, with respect to all affiliates, to an aggregate of 20% of the bank's capital and surplus. Further, covered transactions that are loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that covered transactions and certain other transactions listed in Section 23B of the Federal Reserve Act between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

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

Anti-Money Laundering and Customer Identification. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001. The USA PATRIOT Act and the Bank Secrecy Act requires financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Privacy Standards. The Bank is subject to FDIC regulations implementing the privacy protection provisions of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Washington and other state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs.

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

BHCA. The Company is supervised by the Federal Reserve under the BHCA. The Federal Reserve has a policy that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank and may not conduct its operations in an unsafe or unsound manner. In addition, the Dodd-Frank Act and earlier Federal Reserve policy provide that a bank holding company should serve as a source of strength to its subsidiary bank by having the ability to provide financial assistance to its subsidiary bank during periods of financial distress to the bank. A bank holding company’s failure to meet its obligation to serve as a source of strength to its subsidiary bank will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both. No regulations have yet been proposed by the Federal Reserve to implement the source of strength provisions required by the Dodd-Frank Act. Timberland Bancorp, Inc. and any subsidiaries that it may control are considered “affiliates” within the meaning of the Federal Reserve Act, and transactions between the Bank and affiliates are subject to numerous restrictions. With some exceptions, Timberland Bancorp, Inc. and its subsidiaries are prohibited from tying the provision of various services, such as extensions of credit, to other services offered by Timberland Bancorp, Inc. or by its affiliates.

Acquisitions. The BHCA prohibits a bank holding company, with certain exceptions, from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. Under the BHCA, the Federal Reserve may approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to the business of banking or managing or controlling banks as to be a proper incident thereto. These activities include: operating a savings institution, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; selling money orders, travelers’ checks and U.S. Savings Bonds; real estate and personal property appraising; providing tax planning and preparation services; and, subject to certain limitations, providing securities brokerage services for customers. The Federal Reserve must approve the acquisition (or acquisition of control) of a bank or other FDIC-insured depository institution by a bank holding company, and the appropriate federal banking regulator must approve a bank’s acquisition (or acquisition of control) of another bank or other FDIC-insured institution.

Acquisition of Control of a Bank Holding Company. Under federal law, a notice or application must be submitted to the appropriate federal banking regulator if any person (including a company), or group acting in concert, seeks to acquire “control” of a bank holding company. An acquisition of control can occur upon the acquisition of 10% or more of the voting stock of a bank holding company or as otherwise defined by federal regulations. In considering such a notice or application, the Federal Reserve takes into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control becomes subject to regulation as a bank holding company. Depending on circumstances, a notice or application may be required to be filed with appropriate state banking regulators and may be subject to their approval or non-objection.

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

Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3.00 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. At the time of this change, Timberland Bancorp, Inc. was considered “well capitalized” as defined for a bank holding company with a total risk-based capital ratio of 10.0% or more and a Tier 1 risk-based capital ratio of 8.0% or more, and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. If the Company were subject to regulatory guidelines for bank holding companies with $3.00 billion or more in assets, at September 30, 2021, the Company would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for the Company as of September 30, 2021 (Dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$191,973	11.0%

Risk-based Capital Ratios:
CET1 capital	191,973	20.9

Tier 1 capital	191,973	20.9

Total capital	203,475	22.2

For additional information, see Note 18 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Federal Securities Laws. Timberland Bancorp, Inc.’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act. The SEC has adopted regulations and policies under the Sarbanes-Oxley Act of 2002 that apply to Timberland Bancorp, Inc. as a registered company under the Exchange Act. The stated goals of these requirements are to increase corporate responsibility, provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The SEC and Sarbanes-Oxley-related regulations and policies include very specific additional disclosure requirements and corporate governance rules.

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

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2017.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts at September 30, 2021. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

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

Subsidiary Activities

The Bank has one wholly-owned subsidiary, Timberland Service Corp. (“Timberland Service”), whose primary function is to provide escrow services.

Employees and Human Capital Resources

Workforce. As of September 30, 2021, the Company had 276 full-time employees and 12 part-time and on-call employees.  The employees are not represented by a collective bargaining unit, and the Company believes that its relationship with its employees is good. We believe our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. Our average tenure was 8.1 years as of September 30, 2021. Our workforce was 80% female and 20% male, and women held 76% of the Bank's management roles (including department supervisors and managers, as well as executive leadership). The average tenure of management was 13.7 years. The ethnicity of our workforce was 82% White, 6% Hispanic or Latinx, 5% two or more races, 4% Asian, 1% Native Hawaiian or Pacific Islander, 1% African American or Black and 1% American Indian or Alaska Native.

Benefits. The Company provides competitive comprehensive benefits to its employees. The Company values the health and well-being of its employees and strives to provide programs to support this. Benefit programs available to eligible employees may include 401(k) savings plan, employee stock ownership plan, health and life insurance, employee assistance program, paid holidays, paid time off, and other leave as applicable.

Response to COVID-19 pandemic. As an essential business, the Company responded quickly to implement procedures to assist employees in navigating the challenging impact from the pandemic, as well as protect the safety of both employees and customers. In response to Washington State's stay at home order, the Company moved eligible positions to remote work status. Safety measures were promptly implemented to protect employees working on site, which included installation of protective partitions and fully equipping locations with personal safety supplies. Employees who experienced a reduction in hours due to reduced branch operating hours continued to receive their full pay. Additional sick leave was authorized for employees impacted directly by the COVID-19 virus. As Washington State mandates change, the Company will continue to make adjustments to support employees and prioritize employee safety.

Training and education. The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for employees. The Bank's compliance training program provides annual training courses to assure that all employees and officers know the rules applicable to their jobs.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank:

Executive Officers of the Company and Bank

	Age at September 30, 2021	Position
Name		Company	Bank
Michael R. Sand	67	President and Chief Executive Officer	President and Chief Executive Officer

Dean J. Brydon	54	Executive Vice President, Chief Financial Officer and Secretary	Executive Vice President, Chief Financial Officer and Secretary

Robert A. Drugge	70	Executive Vice President of Lending	Executive Vice President of Lending

Jonathan A. Fischer	47	Executive Vice President and Chief Operating Officer	Executive Vice President and Chief Operating Officer

Edward C. Foster	64	Executive Vice President and Chief Credit Administrator	Executive Vice President and Chief Credit Administrator

Marci A. Basich	52	Senior Vice President and Treasurer	Senior Vice President and Treasurer

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

Dean J. Brydon has been affiliated with the Bank since 1994 and has served as the Chief Financial Officer of the Company and the Bank since January 2000 and Secretary of the Company and the Bank since January 2004.  Mr. Brydon is a Certified Public Accountant.

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

Risk Factors Summary

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

The most significant risks include the following:

Risks Related to the COVID-19 Pandemic and Associated Economic Slowdown
•The COVID-19 pandemic has adversely impacted our ability to conduct business and is expected to adversely impact our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Risks Related to Economic Conditions
•Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Risks Related to our Lending Activities
•Our real estate construction and land loans expose us to significant risks.
•Our emphasis on commercial real estate lending may expose us to increased lending risks.
•The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.
•Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
•Our business may be adversely affected by credit risk associated with residential property.
•Our allowance for loan losses may prove to be insufficient to absorb losses in our loan portfolio.
•If our non-performing assets increase, our earnings will be adversely affected.

Risk Related to our Business Strategy
•We may be adversely affected by risks associated with completed and potential acquisitions.

Risk Related to Market Interest Rates
•Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.
•Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses.
•An increase in interest rates, change in the programs offered by Freddie Mac or our ability to qualify for their programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

Risks Related to Laws and Regulations
•We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.
•Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

Risks Related to Cybersecurity, Third Parties and Technology
•The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we may not be able to effectively compete.
•We are subject to certain risks in connection with our use of technology.
•Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.
•Managing reputational risk is important to attracting and maintaining customers, investors and employees.
•We rely on other companies to provide key components of our business infrastructure.

Risks Related to Accounting Matters
•We may experience future goodwill impairment, which could reduce our earnings.
•We may experience decreases in the fair value of our loan servicing rights, which could reduce our earnings.
•The required accounting treatment of loans we acquire through acquisitions including purchase credit impaired loans could result in higher net interest margins and interest income in current periods and lower net interest margins and interest income in future periods.
•If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation allowances, our earnings could be reduced.

Other Risks Related to Our Business
•Ineffective liquidity management could adversely affect our financial results and condition.
•Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be very high.
•Our framework for managing risks may not be effective in mitigating risk and loss to us.
•We are dependent on key personnel, and the loss of one or more of those key personnel may materially and adversely affect our prospects.
•We will be required to transition from the use of the LIBOR interest rate index in the future.
•Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

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

The COVID-19 pandemic has adversely impacted our ability to conduct business, our financial results and those of our customers. The ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

During our fiscal year ended September 30, 2021, the COVID-19 pandemic significantly adversely affected our operations and the way we provided banking services to businesses and individuals during government issued modified stay-at-home orders. As an essential business, we continue to provide banking and financial services to our customers with drive-thru access available at the majority of our branch locations and in-person services available by appointment. We have re-opened branch lobbies with modified access. In addition, we continue to provide access to banking and financial services through online banking, ATMs and by telephone. As the government issued orders were lifted during the latter part of fiscal year 2021 and vaccinations were becoming available, businesses were able to reopen, but mask and social distancing measures slowed the pace of an economic rebound. We continue to monitor the impact of the new variants of COVID-19 which has prompted many health officials and municipalities to reinstate mask mandates and reconsider lifting pandemic restrictions. If the COVID-19 pandemic again worsens it could limit or disrupt our ability to provide banking and financial services to our customers.

A number of our employees currently are working remotely to enable us to continue to provide banking services to our customers. Heightened cybersecurity, information security and operational risks may result from these remote work-from-home arrangements. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the continued pandemic impacted by the new variants. We rely upon our third-party vendors to help us conduct aspects of our business and to process, record and monitor transactions. If any of these vendors are unable to continue to provide us with their services, it could also negatively impact our ability to serve our customers. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.

There is a pervasive uncertainty surrounding the future economic conditions that will emerge in the months and years following the start of the pandemic. As a result, management is confronted with a significant and unfamiliar degree of uncertainty in estimating the impact of the pandemic on credit quality, revenues and asset values. To date, the COVID-19 pandemic has resulted in changes in the demand for certain loan types, including government sponsored programs such as the Paycheck Protection Program ("PPP") through May 2021, deposit availability, market interest rates and negatively impacted many of our business and consumer borrower’s ability to make their loan payments. Because the length of the pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown, including a continued low targeted federal funds rate, until the pandemic subsides, we expect our net interest income and net interest margin will be adversely affected. Many of our borrowers have become unemployed or may face unemployment, and certain businesses are at risk of insolvency as their revenues decline precipitously, especially in businesses related to travel, hospitality, leisure and physical personal services. Businesses may ultimately not reopen as there is a significant level of uncertainty regarding the level of economic activity that will return to our markets over time, the impact of governmental assistance, the speed of economic recovery, the resurgence of COVID-19 in subsequent seasons and changes to demographic and social norms that will take place.

The impact of the pandemic may continue to adversely affect us during our 2022 fiscal year and possibly longer, as loan demand, market interest rates, and the ability of some customers to make timely loan payments has been significantly affected. Although the Company makes estimates of loan losses related to the pandemic as part of its evaluation of the allowance for loan losses, such estimates involve significant judgment and are made in the context of continued uncertainty as to the impact the pandemic will have on the credit quality of our loan portfolio. Consistent with guidance provided by banking regulators, we have modified loans by providing various loan payment deferral options to our borrowers affected by the COVID-19 pandemic. Notwithstanding these modifications, these borrowers may not be able to resume making full payments on their loans as the COVID-19 pandemic subsides. Any increases in the allowance for credit losses will result in a decrease in net income, and, most likely, capital, and may have a material negative effect on our financial condition and results of operations.

The SBA PPP loans made by the Bank are guaranteed by the SBA and, if used by the borrower for authorized purposes, may be fully forgiven. However, in the event of a loss resulting from a default on a SBA PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded or serviced by the Bank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already made payment under the guaranty, seek recovery of any loss related to the deficiency from the Bank. As of September 30, 2021, we hold and service SBA PPP loans with an aggregate balance of $40.92 million.

In accordance with GAAP, we record assets acquired and liabilities assumed at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. If adverse economic conditions or our stock price and market capitalization decreases as a result of the pandemic were to be deemed sustained rather than temporary, it may significantly affect the fair value of our goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on our financial condition and results of operations.

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
Even after the COVID-19 pandemic subsides, the U.S. economy will likely require some time to recover from its effects, the length of which is unknown. and during which we may experience a recession. As a result, we anticipate that our business may be materially and adversely affected during this recovery. To the extent the effects of the COVID-19 pandemic adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.
Risks Related to Economic Conditions

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Substantially all of our loans are to businesses and individuals in the state of Washington. A decline in the economies of our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties in which we operate, and which we consider to be our primary market areas, could have a material adverse effect on our business, financial condition, results of operations and prospects. Weakness in the global economy has adversely affected many businesses operating in our markets that are dependent upon international trade, and it is not known how the recent changes in tariffs being imposed on international trade may also affect these businesses.

Deterioration in economic conditions in the market areas we serve as a result of COVID-19 or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

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

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2021, construction loans totaled $233.21 million, or 21.5% of our total loan portfolio, of which $179.04 million were for residential real estate projects, $43.37 million for commercial real estate projects and $10.80 million for land development projects. This compares to total construction loans of $219.50 million, or 19.4% of our total loan portfolio at September 30, 2020, or an increase of 6.3% during the past year. Approximately $109.15 million of our residential construction loans at September 30, 2021 were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In general, construction lending involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulations on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders who are our customers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At September 30, 2021, $17.81 million of our construction portfolio was comprised of speculative one- to four-family construction loans. We also make land loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes. At September 30, 2021, land loans totaled $19.94 million, or 1.8% of our total loan portfolio. Loans on land under development or held for future construction as well as land loans made to individuals for the future construction of a residence also pose additional risk because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan. This makes them more susceptible to declines in real estate values, declines in overall economic conditions which may delay the development of the land and changes in the political landscape that could affect the permitted and intended use of the land being financed, and the potential illiquid nature of the collateral. In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support the debt service. At September 30, 2021, all construction loans were performing in accordance to their terms and $683,000 of land loans were non-performing.  A material increase in our non-performing construction or land loans could have a material adverse effect on our financial condition and results of operation.

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

At September 30, 2021, we had $470.65 million of commercial real estate mortgage loans, representing 43.5% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate, because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending because our balance in commercial real estate loans (including owner-occupied loans) at September 30, 2021 represents more than 300% of total capital. While we believe we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2021, we had $74.58 million, or 6.9%, of total loans in commercial business loans (excluding SBA PPP loans).  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2021, $152.92 million, or 14.1%, of our total loan portfolio was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Recessionary conditions or declines in the volume of single-family real estate and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. Further, a decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is charged against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Further, the FASB has adopted a new accounting standard that will be effective for our fiscal year beginning October 1, 2023. This standard, referred to as Current Expected Credit Loss ("CECL") will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable. We anticipate that our allowance for loan losses will increase as a result of the implementation of CECL; however, until our evaluation is complete, the magnitude of the increase will be unknown.

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

At September 30, 2021, our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and OREO and other repossessed assets) were $3.17 million, or 0.18% of total assets. Our non-performing assets adversely affect our net income in various ways:

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
•The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activities.

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. In addition to the non-performing loans, there were $2.37 million in loans classified as performing troubled debt restructurings at September 30, 2021.

Risk Related to our Business Strategy

We may be adversely affected by risks associated with completed and potential acquisitions.

As part of our general growth strategy, on October 1, 2018, we completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington. Although our business strategy emphasizes organic expansion, we continue, from time to time in the ordinary course of business, to engage in preliminary discussions with potential acquisition targets. There can be no assurance that, in the future, we will successfully identify suitable acquisition candidates, complete acquisitions and successfully integrate acquired operations into our existing operations or expand into new markets.

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
•We could experience higher than expected deposit attrition;
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
•To the extent that our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operation and financial condition;
•We expect that our net income will increase following an acquisition; however, we also expect our general and administrative expenses to increase, which could result to an increase in our efficiency ratio. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisition or branching activities may not be accretive to earnings in the short or long-term.

Risk Related to Market Interest Rates

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. In response to the COVID-19 pandemic, the Federal Reserve decreased the target federal funds rate by 150 basis points to a range of 0.00% to 0.25%. If the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact both the housing markets by reducing refinancing activity and new home purchases and the U.S. economy. In addition, inflationary pressures will increase our operational costs and could have a significant negative effect on our borrowers, especially our business borrowers.

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

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates (up or down) could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tends to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Changes in the slope of the "yield curve," or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely negatively impact our income.

A sustained increase or decrease in market interest rates could adversely affect our earnings. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity, has resulted in our having a significant amount of these deposits bearing a relatively low rate of interest and having a shorter duration than our assets. At September 30, 2021, we had $81.42 million in certificates of deposit that mature within one year and $1.44 billion in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

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

Our investment securities portfolio may be impacted by fluctuations in market value, potentially reducing accumulated other comprehensive income (loss) and/or earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for investment securities and limited investor demand. Our held to maturity and available for sale investment securities are evaluated for other-than-temporary-impairment ("OTTI"). If this evaluation shows impairment to the actual or projected cash flows associated with one or more investment securities, a potential loss to earnings may occur. Changes in interest rates can also have an adverse effect on our financial condition, as our available-for-sale investment securities are reported at their estimated fair value, and therefore are impacted by fluctuations in interest rates. Shareholders' equity is increased or decreased by the amount of change in the estimated fair value of the available-for-sale investment securities, net of income taxes. There can be no assurance that the declines in market value, including as a result of the COVID-19 pandemic, will not result in OTTI of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

During the years ended September 30, 2021, 2020 and 2019, we recognized a $20,000, $120,000 and $59,000 recovery of OTTI charges on private label mortgage-backed securities we hold for investment, respectively. At September 30, 2021, our remaining private label mortgage-backed securities portfolio totaled $13.93 million of which $159,000 was on non-accrual status.

The valuation of our investment securities also is influenced by additional external market and other factors, including implementation of SEC and FASB guidance on fair value accounting, default rates on residential mortgage securities and rating agency actions. Accordingly, there can be no assurance that future declines in the market value of our private label mortgage-backed securities or other investment securities will not result in additional OTTI of these assets and lead to accounting charges that could have an adverse effect on our results of operations.

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

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. Certain significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business-How We Are Regulated". These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing marijuana businesses that are legal under state law. These guidelines allow us to work with marijuana-related businesses that are operating in accordance with state laws and regulations, as long as we comply with required regulatory oversight of their accounts with us. In addition, legislation is currently pending in Congress that would allow banks and financial institutions to serve marijuana businesses in states where it is legal without any risk of federal prosecution. At September 30, 2021, approximately 2.1% of our total deposits and a portion of our service charges from deposits are from legal marijuana-related businesses. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. Failure to comply with these regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions. Recently, several banking institutions have received large fines for non-compliance with these laws and regulations. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance can be given that these policies and procedures will be effective in preventing violations of these laws and regulations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these results could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Risks Related to Cybersecurity, Third-Parties and Technology

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

Our security measures may not be sufficient to mitigate the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code and cyber-attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers' confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, new discoveries, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. We rely on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operation.

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

We cannot assure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third-parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses, resulting from breaches, systems failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

We rely on numerous external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service level agreements because of changes in the vendor's organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent that such an agreement is not renewed by a third-party vendor or is renewed on terms less favorable to us. Additionally, the bank regulatory agencies expect financial institutions to be responsible for all aspects of our vendors' performance, including aspects which they delegate to third-parties. Disruptions or failures in the physical infrastructure or operating systems that support our business and customers, or cyber-attacks or security breaches of the networks, systems or devices that our customers use to access our products and services could result in client attrition, regulatory fines, penalties or intervention, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Risks Related to Accounting Matters

We may experience future goodwill impairment, which could reduce our earnings.

We performed our test for goodwill impairment for fiscal year 2021, and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital. The acquisition of South Sound Bank on October 1, 2018 substantially increased our goodwill.

We may experience decreases in the fair value of our loan servicing rights, which could reduce our earnings.

Loan servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2021, our loan servicing rights totaled $3.48 million (including a valuation allowance of $119,000).  Loan servicing rights are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of loan servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis, we evaluate the fair value of loan servicing rights for impairment by comparing actual cash flows and estimated cash flows from the loan servicing assets to those estimated at the time loan servicing assets were originated.  Our methodology for estimating the fair value of loan servicing rights is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the loan servicing rights portfolio.  For example, a decrease in interest rates typically increases the prepayment speeds of loan servicing rights and therefore decreases the fair value of the loan servicing rights.  Future decreases in interest rates could decrease the fair value of our loan servicing rights below their recorded amount, which would decrease our earnings.

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

In addition, bank regulators periodically review our OREO and may require us to recognize further valuation allowances.  Significant charge-offs to our OREO may have an adverse effect on our financial condition and results of operations.

Other Risks Related to Our Business

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. We rely on customer deposits and at times, borrowings from the FHLB, borrowings from the FRB and other borrowings to fund our operations. At September 30, 2021, we had $5.00 million in outstanding FHLB borrowings and an additional $465.02 million of available borrowing capacity through the FHLB and the FRB. Deposit flows and the prepayment of loans and mortgage-related securities are strongly influenced by such external factors as the direction of interest rates, whether actual or perceived, and the competition for deposits and loans in the markets we serve. Further, changes to the FHLB's underwriting guidelines for wholesale borrowings or lending policies may limit or restrict our ability to borrow, and could therefore have a significant adverse impact on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Our access to funding sources in amounts adequate to finance our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry. Additional factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets where our loans and deposits are concentrated or adverse regulatory action against us. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and borrowings as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations, or financial condition.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance.  If we are able to raise capital, it may not be on terms that are acceptable to us.  Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may result in the dilution of the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

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

We will be required to transition from the use of the LIBOR interest rate index in the future.

Some of our loans are indexed to LIBOR to calculate the loan interest rate. LIBOR will be discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available, whether the Secured Overnight Funding Rate, or SOFR, will become the market benchmark in its place or what impact such a transition may have on our business, financial condition and results of operations.

At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. Regulators, industry groups and certain committees (e.g. the Alternative Reference Rates Committee) have published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for the LIBOR, such as SOFR, and proposed implementations of the recommended alternatives in floating-rate financial instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in implementing the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to us could be a drop in demand for our products and services, particularly in certain industry sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2021, the Bank operated 24 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office, the Lacey office at 1751 Circle Lane SE and the Lacey office at 4530 Lacey Blvd SE, which are leased.

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2021
			(In thousands)
Main Office:

624 Simpson Avenue Hoquiam, Washington 98550	1966	7,700	$87,727

Branch Offices:

300 N. Boone Street Aberdeen, Washington 98520	1974	3,400	48,911
			.
201Main Street South Montesano, Washington 98563	2004	3,200	53,719

361 Damon Road Ocean Shores, Washington 98569	1977	2,100	46,768
(table continued on the following page)

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2021
(In thousands)

2418 Meridian Avenue East Edgewood, Washington 98371	1980	2,400	$71,575

202 Auburn Way South Auburn, Washington 98002	1994	4,200	49,255

12814 Meridian Avenue East (South Hill) Puyallup, Washington 98373	1996	4,200	59,952

1201 Marvin Road, N.E. Lacey, Washington 98516	1997	4,400	41,052

101 Yelm Avenue W. Yelm, Washington 98597	1999	3,400	46,842

20464 Viking Way NW Poulsbo, Washington 98370	1999	1,800	36,135

2419 224th Street E. Spanaway, Washington 98387	1999	3,900	66,308

801 Trosper Road SW Tumwater, Washington 98512	2001	3,300	60,357

7805 South Hosmer Street Tacoma, Washington 98408	2001	5,000	141,283

2401 Bucklin Hill Road Silverdale, Washington 98383	2003	4,000	54,052
423 Washington Street SE Olympia, Washington 98501	2003	3,000	80,498

3105 Judson Street Gig Harbor, Washington 98335	2004	2,700	58,416

117 N. Broadway Aberdeen, Washington 98520	2004	3,700	71,051

313 West Waldrip Street Elma, Washington 98541	2004	5,900	71,278

1751 Circle Lane SE Lacey, Washington 98503	2004	900	19,844

101 2nd Street Toledo, Washington 98591	2004	1,800	61,404

209 NE 1st Street Winlock, Washington 98586	2004	3,400	30,594

714 W. Main Street Chehalis, Washington 98532	2009	4,600	60,638

2850 Harrison Ave Olympia, Washington 98502	2018	7,755	93,023

4530 Lacey Blvd SE Lacey, Washington 98503	2018	3,700	159,873

Loan Center/Data Center:

120 Lincoln Street Hoquiam, Washington 98550	2003	6,000	N/A

Administrative Offices:

305 8th Street Hoquiam, Washington 98550	2004	4,100	N/A

Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2021, the Bank operated 25 proprietary automated teller machines ("ATMs") that are part of a nationwide cash exchange network.

Leases

The Company adopted Accounting Standards Codification ("ASC") 842 ("ASC 842") on October 1, 2019 and began recording operating lease liabilities and operating lease right-of-use ("ROU") assets in the consolidated balance sheets. The Company has operating leases for three retail bank branch offices. The ROU assets totaled $2.89 million at October 1, 2019. The Company's leases have remaining lease terms of ten months to ten years, some of which include options to extend the leases for up to five years. For additional information regarding operating lease liabilities and operating lease ROU assets, see Note 10 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of December 2, 2021, there were 8,354,717 shares of common stock issued and approximately 436 shareholders of record.  Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of directors has declared quarterly cash dividends on our common stock for 36 consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by banking regulations.

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

The Company has had various stock repurchase programs since January 1998. On February 24, 2021, the Company announced a plan to repurchase 415,970 shares of the Company's common stock. This marked the Company's 18th stock repurchase plan. As of September 30, 2021, the Company had repurchased 16,688 shares under this plan at an average price of $28.08 per share. Cumulatively, since January 1998, the Company has repurchased 8,011,351 shares at an average price of $9.19 per share.

The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans

July 1, 2021 - July 31, 2021	—	$—	—	399,282

August 1, 2021 - August 31, 2021	—	—	—	399,282

September 1, 2021 - September 30, 2021	—	—	—	399,282

Total	—	$—	—	399,282

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and with the S&P 600 Thrifts & Mortgage Finance Index, peer group indices. The S&P 600 Thrifts & Mortgage Finance Index replaces the SNL Thrift $500M-$1B Index used in prior years as this index was retired in August 2021.  Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2016.

Timberland Bancorp, Inc.

Total Return Performance
300
250
200
150
100
50
0
Index Value
Timberland Bancorp, Inc.
Nasdaq Composite Index
S&P 600 Thrifts & Mortgage Finance Index
09/30/16
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21

	Year Ended
Index	9/30/2016	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021
Timberland Bancorp, Inc.	$100.00	$203.46	$206.77	$187.17	$127.54	$212.65
NASDAQ Composite Index	100.00	123.68	154.82	155.63	219.37	285.75
S&P 600 Thrifts & Mortgage Finance Index	100.00	139.42	154.10	161.15	115.47	203.53
* Source: S&P Global Market Intelligence

For additional information, see Part III, Item 12 of this Form 10-K for information regarding the Company's Equity Compensation Plans, which is incorporated into this Item 5 by reference.

Item 6.  Reserved

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 branches (including its main office in Hoquiam).  At September 30, 2021, the Company had total assets of $1.79 billion, net loans receivable of $968.45 million, total deposits of $1.57 billion and total shareholders’ equity of $206.90 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

On October 1, 2018, the Company completed the South Sound Acquisition. The operating results for the years ended September 30, 2019, 2020 and 2021 include the operating results produced by the net assets acquired in the South Sound Acquisition. For additional information on the South Sound Acquisition, see Note 2 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, the interest earned on those assets, the volume and mix of interest-bearing liabilities and the interest paid on those interest-bearing liabilities. Management attempts to maintain a net interest margin placing it within the top quartile of its Washington State peers. Because of the length of the COVID-19 pandemic and the efficacy of the extraordinary measures being put in place to address its economic consequences are unknown until the pandemic subsides, the Company expects its net interest income and net interest margin will be adversely affected.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company did not record a provision for loan losses for the year ended September 30, 2021, primarily reflecting the improving economy and the resulting decline in forecasted probable loan losses from COVID-19 during this fiscal year. The Company recorded a provision for loan losses of $3.70 million for the year ended September 30, 2020, which was due primarily to forecasted probable loan losses reflecting the potential future impact of the COVID-19 pandemic on the economy based on the economic outlook at that time..

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

The Company has worked with loan customers on loan deferral and forbearance plans. In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. The majority of these borrowers had resumed making payments as of September 30, 2021 with one loan totaling $233,000 on deferral status compared to five loans totaling $5.87 million on deferral status as of September 30, 2020. These modifications were not classified as TDRs at September 30, 2021 and 2020 in accordance with guidance of the CARES Act and related regulatory guidance. The CARES Act also authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020 through the program's initial conclusion in August 2020. The CAA 2021, which was signed into law on December 27, 2020, renewed and extended the PPP until May 31, 2021. As a result, the Company began originating PPP loans again in January 2021. As of September 30, 2021, the Company had $40.92 million in PPP loans to new and existing customers who are small to midsize businesses as well as non-profit organizations, independent contractors, and partnerships as allowed under PPP guidance.

Net income is also affected by non-interest income and non-interest expense.  For the year ended September 30, 2021, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold, escrow fee and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any. Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, amortization of CDI, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses and other non-interest expenses. Non-interest expense in certain periods are reduced by gains on the sale of premises and equipment and by gains on the sale of OREO.  Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number and balances of loan and deposit accounts.

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

The Company's goal is to deliver returns to shareholders by focusing on the origination of higher-yielding assets (in particular, commercial real estate, construction, and commercial business loans), increasing core deposit balances, managing problem assets, efficiently managing expenses, and seeking expansion opportunities. The Company seeks to achieve these results by focusing on the following objectives:

Expand our presence within our existing market areas by capturing opportunities resulting from changes in the competitive environment. We currently conduct our business primarily in western Washington. We have a community bank strategy that emphasizes responsive and personalized service to our customers. As a result of the consolidation of banks in our market areas, we believe that there is an opportunity for a community and customer focused bank to expand its customer base. By offering timely decision making, delivering appropriate banking products and services, and providing customer access to our senior managers, that we believe that community banks, such as Timberland Bank, can distinguish themselves from larger banks operating in our market areas. We believe that we have a significant opportunity to attract additional borrowers and depositors and expand our market presence and market share within our extensive branch footprint.

Portfolio diversification. In recent years, we have limited the origination of speculative construction loans and land development loans in favor of loans that possess credit profiles representing less risk to the Bank. We continue originating owner/builder and custom construction loans, multi-family loans, commercial business loans and commercial real estate loans which offer higher risk adjusted returns, shorter maturities and more sensitivity to interest rate fluctuations than fixed-rate one-to four-family loans. We anticipate capturing more of each customer's banking relationship by cross selling our loan and deposit products and offering additional services to our customers.

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

Managing exposure to fluctuating interest rates. For many years, the majority of the loans the Bank has retained in its portfolio have generally possessed periodic interest rate adjustment features or have been relatively short-term in nature. Loans originated for portfolio retention have generally included ARM loans, short-term construction loans, and, to a lesser extent, commercial business loans with interest rates tied to a market index such as the Prime Rate. Longer term fixed-rate mortgage loans have generally been originated for sale into the secondary market, although from time to time, the Bank may retain a portion of its fixed-rate mortgage loan originations and extend the initial fixed-rate period of its hybrid ARM commercial real estate loans for asset/liability purposes.

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

Maintaining strong asset quality. We believe that strong asset quality is a key to our long-term financial success. The percentage of non-performing loans to loans receivable, net was 0.29% and 0.28% at September 30, 2021 and 2020, respectively. The Company's percentage of non-performing assets to total assets at September 30, 2021 was 0.18% compared to 0.27% at September 30, 2020. Non-performing assets have decreased to $3.17 million at September 30, 2021 from $14.98 million at September 30, 2015. We continue to seek to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate. Although the Company plans to continue to place emphasis on certain lending products, such as commercial real estate loans, construction loans, and commercial business loans, the Company expects to continue to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

Selected Financial Data

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and its subsidiary at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

	At September 30,
	2021	2020	2019	2018	2	2017
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$1,792,180	$1,565,978	$1,247,132	$1,018,290		$952,024
Loans receivable, net	968,454	1,013,875	886,662	725,391		690,364
MBS and other investments held-to-maturity	69,102	27,890	31,102	12,810		7,139
MBS and other investments available-for-sale	63,176	57,907	22,532	1,154		1,241
FHLB Stock	2,103	1,922	1,437	1,190		1,107
Other investments	3,000	3,000	3,000	3,000		3,000
Cash and due from financial institutions, interest-bearing deposits in banks and fed funds sold	580,196	314,452	143,015	148,864		148,188
Certificates of deposit held for investment	28,482	65,545	78,346	63,290		43,034
OREO and other repossessed assets	157	1,050	1,683	1,913		3,301
Deposits	1,570,555	1,358,406	1,068,227	889,506		837,898
FHLB advances	5,000	10,000	—	—		—
Shareholders' equity	206,899	187,630	171,067	124,657		111,000

	Year Ended September 30,
	2021	2020	2019	2018		2017
	(In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$54,962	$55,583	$55,725	$41,833		$38,338
Interest expense	3,104	4,701	4,565	2,778		3,197
Net interest income	51,858	50,882	51,160	39,055		35,141
Provision for loan losses	—	3,700	—	—		(1,250)
Net interest income after provision for loan losses	51,858	47,182	51,160	39,055		36,391
Non-interest income	17,161	17,188	14,341	12,544		12,368
Non-interest expense	34,591	34,063	35,580	29,177		27,516
Income (loss) before income taxes	34,428	30,307	29,921	22,422		21,243
Provision for state income taxes	—	—	—	—		—
Provision (benefit) for federal income taxes	6,845	6,038	5,901	5,701		7,076
Net income (loss)	$27,583	$24,269	$24,020	$16,721		$14,167

Net income (loss) per common share:
Basic	$3.31	$2.91	$2.89	$2.28		$1.99
Diluted	$3.27	$2.88	$2.84	$2.22		$1.92
Dividends per common share	$1.03	$0.85	$0.78	$0.60		$0.50
Dividend payout ratio (1)	31.14%	29.19%	27.04%	26.5%		25.7%
______________
(1)Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2021	2020	2019	2018	2017
OTHER DATA:
Number of real estate loans outstanding	2,290	2,508	2,766	2,550	2,593
Deposit accounts	58,454	58,566	59,547	55,441	54,707
Full-service offices	24	24	24	22	22

	At or For the Year Ended September 30,
	2021	2020	2019	2018	2017
KEY FINANCIAL RATIOS:
Performance Ratios:
Return (loss) on average assets (1)	1.64%	1.75%	1.96%	1.70%	1.53%
Return (loss) on average equity (2)	13.98	13.59	14.91	14.27	13.65
Interest rate spread (3)	3.13	3.70	4.31	4.10	3.93
Net interest margin (4)	3.25	3.90	4.50	4.23	4.07
Average interest-earning assets to average interest-bearing liabilities	162.08	155.98	148.15	144.17	137.75
Non-interest expense as a percent of average total assets	2.06	2.45	2.91	2.96	2.98

Efficiency ratio (5)	50.12	50.04	54.32	56.55	57.92

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	0.29%	0.28%	0.34%	0.18%	0.28%
Non-performing assets as a percent of total assets (6)	0.18	0.27	0.40	0.36	0.60
Allowance for loan losses as a percent of total loans receivable, net (7)	1.37	1.31	1.08	1.30	1.36
Allowance for loan losses as a percent of non-performing loans (8)	471.93	461.76	319.49	723.61	499.90
Net charge-offs (recoveries) to average outstanding loans	—	—	(0.02)	—	(0.14)
Capital Ratios:
Total equity-to-assets ratio	11.54%	11.98%	13.71%	12.24%	11.66%
Average equity to average assets	11.74	12.85	13.17	11.90	11.25
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

Critical Accounting Policies and Estimates

The Company has established various accounting policies that govern the application of GAAP in the preparation of the Company's Consolidated Financial Statements. The Company has identified six policies that, as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company's Consolidated Financial Statements. These policies relate to the methodology for the determination of the allowance for loan losses, the determination of any OTTI in the fair value of investment securities, the valuation of loan servicing rights, the valuation of OREO, the valuation of assets acquired and liabilities assumed in acquisitions and the valuation of goodwill for potential impairment. Management believes that the judgments, estimates and assumptions used in the preparation of the Company's Consolidated Financial Statements are appropriate given the factual circumstances at the time. However, given the sensitivity of the Company's Consolidated Financial Statements to these critical policies, the use of other judgments, estimates and assumptions could result in material differences in the Company's results of operations or financial condition.

Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies since September 30, 2021. For additional information concerning critical accounting policies, see Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." and the following:

Provision and Allowance for Loan Losses

The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves. Determining the amount of the allowance for loan losses involves a high degree of judgment. Among the material estimates required to establish the allowance for loan losses are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All of these estimates are susceptible to significant change. We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. We increase our allowance for loan losses by charging provisions for probable loan losses against our income.

The allowance for loan losses is maintained at a level sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance for loan losses. The reserve is based upon factors and trends identified by us at the time financial statements are prepared. Although we use the best information available, future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond our control. The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio as well as individual review of certain large balance loans. Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral less selling costs and the current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. We continue to assess the collateral of these loans and update our appraisals on large balance impaired loans on an annual basis. To the extent the property values decline, there could be additional losses on these impaired loans, which may be material. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances. Loss factors are based on our historical loss experience adjusted for significant environmental considerations, including the experience of other banking organizations, which in our judgment affect the collectability of the loan portfolio as of the evaluation date. The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in actual losses or recoveries differing significantly from the allowance for loan losses in the Consolidated Financial Statements.

While we believe the estimates and assumptions used in our determination of the adequacy of the allowance for loan losses are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Fair Value Accounting and Measurement

We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition. Additionally, for financial instruments not recorded at fair value we disclose, where required, our estimate of their fair value. For more information regarding fair value accounting, please refer to Note 18 in the Notes to the Consolidated Financial Statements.

Loan Servicing Rights

Loan servicing rights are recognized as separate assets when rights are acquired through purchase or through sale of loans. Generally, purchased loan servicing rights are capitalized at the cost to acquire the rights. For sales of mortgage loans, the value of the loan servicing right is estimated and capitalized. Fair value is based on market prices for comparable loan servicing contracts. The fair value of the loan servicing rights includes an estimate of the life of the underlying loans which is affected by estimated prepayment speeds. The estimate of prepayment speeds is based on current market conditions. Actual market conditions could vary significantly from current conditions which could result in the estimated life of the underlying loans being different which would change the fair value of the loan servicing right. Capitalized loan servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.

Valuation of OREO

Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of OREO is subject to significant external and internal judgment. If the carrying value of the loan at the date a property is transferred into OREO exceeds the fair value less estimated costs to sell, the excess is charged to the allowance for loan losses. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered valuation adjustments and are charged to non-interest expense in the Consolidated Income Statements. Expenses and income from the maintenance and operations and any gains or losses from the sales of OREO are included in non-interest expense.

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred unless they are directly attributable to the issuance of the Company's common stock in a business combination and the Company chooses to record these acquisition-related costs through stockholders' equity. There were no business combinations during the years ended September 30, 2021 and September 30, 2020. For additional information see Note (2) Business Combination of the Notes to Consolidated Financial Statements included in Item 8. Financial Statements..

Goodwill

Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the fair value exceeds the carry amount then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings.

Market Risk and Asset and Liability Management

General.  Market risk is the risk of loss from adverse changes in market prices and rates.  The Bank's market risk arises primarily from interest rate risk inherent in its lending, investment, deposit and borrowing activities.  The Bank, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities.  Management actively monitors and manages its interest rate risk exposure.  Although the Bank manages other risks, such as credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be its most significant market risk that could potentially have the largest material effect on the Bank's financial condition and results of operations.  The Bank does not maintain a trading account for any class of financial instruments nor does it engage in hedging activities.  Furthermore, the Bank is not subject to foreign currency exchange rate risk or commodity price risk.

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

The Bank has adopted a strategy that is designed to substantially match the interest rate sensitivity of assets relative to its liabilities.  The primary elements of this strategy involve originating ARM loans for its portfolio, maintaining residential construction loans as a portion of total net loans receivable because of their generally shorter terms and higher yields than other one- to four-family residential mortgage loans, matching asset and liability maturities, investing in short-term securities, and originating fixed-rate loans for retention or sale in the secondary market while retaining the related loan servicing rights.

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by NXTsoft Data Analytics, LLC (“NXTsoft”), a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on a rate shock analysis prepared by NXTsoft using data at September 30, 2021, an immediate increase in interest rates of 100 basis points would increase the Bank’s projected net interest income by approximately 11.6%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one-year period.  Conversely, an immediate decrease in interest rates of 100 basis points would decrease the Bank's projected net interest income by approximately 4.7%. See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans and, accordingly, reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2021, the consumer, commercial business and construction loan portfolios amounted to $35.50 million, $115.50 million and $233.21 million, respectively or 3.3%, 10.7% and 21.5%, respectively of total loans receivable.

Quantitative Aspects of Market Risk.  The model provided for the Bank by NXTsoft estimates the changes in net portfolio value ("NPV") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's NPV (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's NPV under different interest rate scenarios.  The change in NPV under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by NXTsoft based on data at September 30, 2021:

Hypothetical	Net Interest Income (1)(2)			Current Market Value
Interest Rate	Estimated	$ Change	% Change	Estimated	$ Change	% Change
Scenario (3)	Value	from Base	from Base	Value	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$64,979	$21,229	48.52%	$380,546	$77,037	25.38%
+300	59,502	15,752	36.00	362,045	58,536	19.29
+200	54,114	10,364	23.69	343,326	39,817	13.12
+100	48,813	5,063	11.57	323,599	20,090	6.62
BASE	43,750	—	—	303,509	—	—
-100	41,683	(2,067)	(4.73)	272,535	(30,974)	(10.21)
-200	41,017	(2,733)	(6.25)	263,110	(40,399)	(13.31)
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

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 10.6% decrease in NPV and a 4.7% decrease in net interest income.  In the event of a 100 basis point increase in interest rates, a 6.9% increase in NPV and a 11.6% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in increases in net interest income and NPV in a rising interest rate scenario and decreases in net interest income and NPV in a declining interest rate scenario.

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

Comparison of Financial Condition at September 30, 2021 and September 30, 2020

The Company's total assets increased by $226.20 million, or 14.4%, to $1.79 billion at September 30, 2021 from $1.57 billion at September 30, 2020.  The increase in assets was primarily due to an increase in total cash and cash equivalents, and to a much lesser extent, an increase in investment securities, partially offset by decreases in CDs held for investment and loans receivable. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable decreased by $45.42 million, or (4.5)%, to $968.45 million at September 30, 2021 from $1.01 billion at September 30, 2020, primarily due to decreases in SBA PPP loans, and smaller decreases in several other loan categories. These decreases to net loans receivable were partially offset by increases in commercial real estate and construction loans, and smaller increases in several other loan categories.

Total deposits increased by $212.15 million, or 15.6%, to $1.57 billion at September 30, 2021 from $1.36 billion at September 30, 2020, primarily due to increases in non-interest-bearing demand account balances, NOW checking account balances, money market account balances, and savings account balances. These increases were partially offset by a decrease in certificates of deposit account balances.

Shareholders' equity increased by $19.27 million, or 10.3%, to $206.90 million at September 30, 2021 from $187.63 million at September 30, 2020.  The increase was primarily due to net income for the year ended September 30, 2021 of $27.58 million which was partially offset by $8.59 million in dividends paid to shareholders.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents: Cash and cash equivalents increased by $265.74 million, or 84.5%, to $580.20 million at September 30, 2021 from $314.45 million at September 30, 2020.  The increase was primarily a result of an increase in total deposits, which exceeded the funds required for loan originations and purchases of investment securities.

CDs Held for Investment: CDs held for investment decreased by $37.06 million, or 56.5%, to $28.48 million at September 30, 2021 from $65.55 million at September 30, 2020. Funds received as CDs matured were invested into other higher yielding interest-earning assets as interest rates on CDs held for investment decreased during the year.

Investment Securities and Investments in Equity Securities:  Investment securities and investments in equity securities increased by $46.46 million, or 53.6%, to $133.23 million at September 30, 2021 from $86.77 million at September 30, 2020.  The increase was primarily due to the purchase of U.S. Treasury and U.S. government agency securities and additional agency and private label residential mortgage-backed investment securities as the Company put a portion of its excess overnight liquidity into higher-earning investment securities during the year ended September 30, 2021. These increases were partially offset by maturities, prepayments and scheduled amortization of other investment securities. For additional details on investment securities, see "Item 1. Business - Investment Activities" and Note 4 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Stock: FHLB stock increased by $181,000 or 9.4%, to $2.10 million at September 30, 2021 from $1.92 million at September 30, 2020, due to purchases required by the FHLB as a result of the increase in total assets.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at both September 30, 2021 and 2020. This investment is utilized to help satisfy compliance with the Company's Community Reinvestment Act ("CRA") investment test requirements.

Loans Held for Sale: Loans held for sale decreased by $1.29 million, or 28.7%, to $3.22 million at September 30, 2021 from $4.51 million at September 30, 2020, primarily due to the timing and volume of mortgage banking loan sales. The Company sells longer-term fixed-rate residential loans and the guaranteed portion of SBA commercial business loans for asset-liability management purposes and to generate non-interest income.  The Company sold $150.20 million in loans during the year ended September 30, 2021 compared to $167.24 million for the year ended September 30, 2020. Sales of loans over the past two years have increased, from historical levels, primarily due to increased refinance activity for one- to four-family loans due to the decrease in mortgage interest rates.

Loans Receivable, Net of Allowance for Loan Losses:  Net loans receivable decreased by $45.42 million, or (4.5)%, to $968.45 million at September 30, 2021 from $1.01 billion at September 30, 2020. The decrease was primarily due to an $85.90 million decrease in SBA PPP loans, a $5.64 million decrease in land loans, and smaller decreases in several other loan categories. These decreases were partially offset by a $17.08 million increase in commercial real estate loans, a $13.71 million increase in construction loans, and smaller increases in several other loan categories. The SBA PPP loan balances decreased primarily due to borrowers applying for forgiveness from the SBA and the loans being subsequently paid off by the SBA and was partially offset by new SBA PPP loans funded after the renewal of the program in December 2020.
Loan originations increased by $5.16 million, or 0.9%, to $602.34 million for the year ended September 30, 2021 from $597.19 million for the year ended September 30, 2020.  The increase in loan originations was primarily due to increased demand for commercial real estate and construction loans, which was partially offset by a decrease in SBA PPP loans funded.

For additional information on loans, see "Item 1. Business - Lending Activities" and Note 5 to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment, Net:  Premises and equipment decreased by $668,000, or 2.9%, to $22.37 million at September 30, 2021 from $23.04 million at September 30, 2020.  The decrease was primarily due to normal depreciation. For additional information on premises and equipment, see "Item 2. Properties" and Note 6 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

OREO and Other Repossessed Assets:  OREO and other repossessed assets decreased by $893,000, or 85.0%, to $157,000 at September 30, 2021 from $1.05 million at September 30, 2020.  The decrease was primarily due to the sales of $893,000 in OREO properties. At September 30, 2021, total OREO and other repossessed assets consisted of three land parcels totaling $157,000.  For additional information on OREO and other repossessed assets, see "Item 1. Business - Lending Activities - Other Real Estate Owned and Other Repossessed Assets" and Note 7 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased by $597,000, or 2.8%, to $22.19 million at September 30, 2021 from $21.60 million at September 30, 2020. The increase was due to net BOLI earnings, representing the increase in cash surrender value of the BOLI policies.

Goodwill:  The recorded amount of goodwill remained unchanged at $15.13 million at both September 30, 2021 and September 30, 2020. The Company performed its annual review of goodwill during the quarter ended June 30, 2021 and determined that there was no impairment.  As of September 30, 2021, management believes that there had been no subsequent events or changes in circumstances that would indicate a potential impairment of goodwill. For additional information on goodwill, see Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

CDI: CDI decreased by $361,000, or 22.2% to $1.26 million at September 30, 2021 from $1.63 million at September 30, 2020 due to scheduled amortization. For additional information on CDI, see Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Loan Servicing Rights, Net:  Loan servicing rights increased by $387,000, or 12.5%, to $3.48 million at September 30, 2021 from $3.10 million at September 30, 2020, primarily due to additional capitalized Freddie Mac servicing rights for loans being sold with servicing retained, and a $110,000 valuation recovery, which was partially offset by amortization. The principal amount of loans serviced for Freddie Mac and the SBA decreased by $144,000 to $426.44 million at September 30, 2021 from $426.58 million at September 30, 2020.  For additional information on loan servicing rights, see Note 9 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Operating Lease Right-of-Use Assets: Operating lease ROU assets decreased by $304,000, or 11.8%, to $2.28 million at September 30, 2021 from $2.59 million at September 30, 2020, primarily due to the amortization of the ROU assets. The operating lease ROU assets at September 30, 2021 represented the present value of three operating leases on branch facilities. For additional information on leases, see Note 10 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Other Assets: Other assets decreased by $425,000, or 12.9%, to $2.87 million at September 30, 2021 from $3.30 million at September 30, 2020. The decrease was primarily due to decreases in miscellaneous receivables (including income tax receivables) and prepaid expenses.

Deposits: Deposits increased by $212.15 million, or 15.6%, to $1.57 billion at September 30, 2021 from $1.36 billion at September 30, 2020.  The increase consisted of a $93.32 million increase in non-interest bearing demand account balances, a $53.20 million increase in NOW checking account balances, a $49.20 million increase in money market account balances, and a $40.82 increase in savings account balances. These increases were partially offset by a $24.40 million decrease in certificates of deposit account balances. The increase in deposits was primarily driven by proceeds from SBA PPP loans and government stimulus checks deposited directly into customer accounts, organic growth in customer relationships and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and Note 11 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings decreased to $5.00 million at September 30, 2021 from $10.00 million at September 30, 2020. At September 30, 2021, FHLB borrowings consisted of a single $5.00 million borrowing, with a scheduled maturity in March 2025. For additional information on FHLB borrowings, see Note 12 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

Operating Lease Liabilities: Operating lease liabilities decreased by $271,000, or 10.3%, to $2.36 million at September 30, 2021 from $2.63 million at September 30, 2020, primarily due to required annual lease payments. The operating lease liability at September 30, 2021 represented the present value of three operating leases on branch facilities. For additional information on leases, see Note 10 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Other Liabilities and Accrued Expenses: Other liabilities and accrued expenses increased by $55,000, or 0.8%, to $7.37 million at September 30, 2021 from $7.31 million at September 30, 2020. The increase was primarily due to timing differences in the normal course of business.

Shareholders' Equity:  Total shareholders' equity increased by $19.27 million, or 10.3%, to $206.90 million at September 30, 2021 from $187.63 million at September 30, 2020.  The increase was primarily due to net income of $27.58 million for the year ended September 30, 2021, which was partially offset by the payment of $8.59 million in dividends to common shareholders and the repurchase of 19,588 shares of the Company's common stock for $527,000 during the year ended September 30, 2021. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2021 and 2020

Net income for the year ended September 30, 2021 increased by $3.31 million, or 13.7%, to $27.58 million from $24.27 million for the year ended September 30, 2020.  Net income per diluted common share increased by $0.39, or 13.5%, to $3.27 for the year ended September 30, 2021 from $2.88 for the year ended September 30, 2020. The increase in net income was primarily due to a $3.70 million decrease in the provision for loan losses and a $976,000 increase in net-interest income. These increases in net interest income were partially offset by a $528,000 increase in non-interest expense and an $807,000 increase in the provision for income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $976,000, or 1.9%, to $51.86 million for the year ended September 30, 2021 from $50.88 million for the year ended September 30, 2020.  The increase in net interest income was primarily due to an increase in the average balance of interest-earning assets and a decrease in the average cost of deposits, which was partially offset by a decrease in the average yield on interest-earning assets.

Total interest and dividend income decreased by $621,000, or 1.1%,to$54.96 million for the year ended September 30, 2021 from $55.58 million for the year ended September 30, 2020, primarily due to a decrease in the average yield on interest-earning assets, which was partially offset by an increase in the average balance of interest-earning assets. The average yield on interest-earnings assets decreased to 3.45% for the year ended September 30, 2021 from 4.26% for the year ended September 30, 2020, as market rates decreased following the 150 basis point decrease in the targeted federal funds rate in March 2020 in response to the COVID-19 pandemic, to a range of 0.00% to 0.25% at September 30, 2021 putting downward pressure on adjustable rate instruments combined with the impact of the low loan yields on the SBA PPP loan portfolio and lower loan yields on new loan originations. The substantial increase in the average balance of interest-bearing deposits in banks and CDs balances as a result of the increase in deposit balances, is also negatively impacting the average yield on interest-earning assets.. Partially offsetting the decrease in the average yield on interest-earning assets was an increase in the average balance of interest-earning assets. Average total interest-earning assets increased by $291.83 million, or 22.4%, to $1.60 billion for the year ended September 30, 2021 from $1.30 billion for the year ended September 30, 2020. Interest income on loans receivable and loans held for sale increased by $1.19 million, or 2.3%, to $52.54 million for the year ended September 30, 2021 from $51.34 million for the year ended September 30, 2020, primarily due to a $56.34 million increase in the average balance of loans receivable during the current year. This increase was partially offset by a decrease in the average yield on loans receivable to 5.12% for the year ended September 30, 2021 from 5.29% for the year ended September 30, 2020.

During the year ended September 30, 2021, the accretion of the purchase accounting fair value discount on loans acquired in the South Sound Acquisition increased interest income on loans by $340,000 compared to $597,000 for the year ended September 30, 2020. The accretion of the net fair value discount on acquired loans increased the average yield on loans by three basis points for the year ended September 30, 2021 and six basis points for the year ended September 30, 2020. The incremental accretion and the impact on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these acquired loans was $449,000 at September 30, 2021. During the year ended September 30, 2021, a total of $942,000 in non-accrual interest, pre-payment penalties and late fees was collected compared to $911,000 for the year ended September 30, 2020.

Also impacting the average yield and average interest-earning asset balances during the years ended September 30, 2021 and 2020 were SBA PPP loans originated. These PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan. For the year ended September 30, 2021, average PPP loans were $107.00 million and the Company recorded $1.06 million in interest income and accreted $5.07 million in PPP loan origination fees into income compared to average PPP loans of $55.40 million, $556,000 in interest income and $1.04 million in PPP loan origination fees for the year ended September 30, 2020. The Company anticipates that interest income related to PPP loans will decrease significantly during the year ending September 30, 2022 as the remaining PPP loan balances and deferred loan originations fees have been reduced. At September 30, 2021, the Company had $1.83 million in PPP deferred loan origination fees, which will be accreted into interest income over the remaining life of the PPP loans.

Interest income on investment securities decreased by $384,000, or 24.3%, to $1.20 million for the year ended September 30, 2021 from $1.58 million for the year ended September 30, 2020 primarily due to a decrease in the average yield on investment securities, which was partially offset by an increase in the average balance of investment securities. Interest income on interest-bearing deposits in banks and CDs decreased by $1.42 million, or 56.0%, to $1.12 million for the year ended September 30, 2021 from $2.54 million for the year ended September 30, 2020, primarily due to an decrease in the average yield to 0.24% from 1.00% as market rates decreased. The decrease in the average yield was partially offset by an increase in the average balance of interest-bearing deposits in banks and CDs.

Total interest expense decreased by $1.60 million, or 34.0%, to $3.10 million for the year ended September 30, 2021 from $4.70 million for the year ended September 30, 2020. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities, primarily deposits, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.32% for the year ended September 30, 2021 from 0.56% for the year ended September 30, 2020 as market interest rates for deposits decreased. Average interest-bearing deposits increased by $146.61 million, or 17.7%, to $976.52 million for the year ended September 30, 2021 from $829.91 million for the year ended September 30, 2020. The average balance of interest-bearing deposits increased, however, interest expense on deposits decreased by $1.62 million as a result of the decrease in the average cost of interest-bearing deposits primarily as a result of the Company decreasing the interest rates paid on deposit products because of the decreasing rate environment. The increase in the average balance of interest-bearing deposits is due primarily to proceeds from SBA PPP loans deposited directly into customer accounts, government stimulus checks and an increase in savings trends and reduced withdrawals from deposit accounts due to a change in spending habits as a result of COVID-19.

The net interest margin decreased 65 basis points to 3.25% for the year ended September 30, 2021 from 3.90% for the year ended September 30, 2020.

Provision for Loan Losses: There was no provision for loans losses for the year ended September 30, 2021 compared to a provision for loan losses of $3.70 million for the year ended September 30, 2020, due primarily to improvement in forecasted probable credit losses from the COVID-19 pandemic on the economy as of September 30, 2021. The provision for loan losses for the prior fiscal year was primarily due to the deteriorating economic conditions and probable loan losses driven by the impact of the COVID-19 pandemic on the U.S. and global economies. The Company had net recoveries of $55,000 for the year ended September 30, 2021 and net recoveries of $24,000 for the year ended September 30, 2020.  The net charge-offs (recoveries) to average outstanding loans ratio was (0.01)% for the year ended September 30, 2021 and 0.00% for the year ended September 30, 2020. The level of delinquent loans (loans 30 or more days past due) decreased by $709,000, or 18.9%, to $3.04 million at September 30, 2021 from $3.75 million at September 30, 2020 and the level of loans graded substandard decreased by $45,000, or 1.2%, to $3.60 million at September 30, 2021 from $3.65 million at September 30, 2020. Special mention loans decreased by $852,000 or 14.5%, to $5.01 million at September 30, 2021 from $5.86 million at September 30, 2020. Non-accrual loans decreased by $51,000, or 1.8%, to $2.85 million at September 30, 2021 from $2.91 million at September 30, 2020.

The Company has worked with loan customers impacted by the COVID-19 pandemic on loan deferral and forbearance plans. In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans since the COVID-19 pandemic began. Most of these borrowers have resumed making payments, and only one loan totaling $233,000 was on deferred status as of September 30, 2021 compared to five loans totaling $5.87 million of deferral status as of September 30, 2020. These modifications were not classified as TDRs in accordance with guidance of the CARES Act and related regulatory guidance.

The $40.92 million balance of SBA PPP loans was omitted from the Company's normal allowance for loan losses calculation at September 30, 2021, as these loans are fully guaranteed by the SBA and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis, the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment amount determined at September 30, 2021 was $247,000 compared to $41,000 at September 30, 2020.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loans' contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $449,000 at September 30, 2021. The Company believes this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on the comprehensive methodology, management believes that the allowance for loan losses of $13.47 million at September 30, 2021 (1.37% of loans receivable and 471.9% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  Any material increase in the allowance for loan losses would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1. Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income decreased by $27,000, or 0.2%, to $17.16 million for the year ended September 30, 2021 from $17.19 million for the year ended September 30, 2020.  The decrease was primarily due to a $483,000 decrease in recoveries of previously charged off receivables acquired in the South Sound Acquisition (which are recorded in the "Other, net" non- interest income category), a $236,000 decrease in service charges on deposits, a $186,000 decrease in servicing income on loans sold and smaller decreases in several other categories. These decreases were partially offset by a $706,000 increase in ATM and debit card interchange transaction fees, a $110,000 valuation recovery on loan servicing rights (compared to a $221,000 valuation allowance in the prior year), and smaller increases in several other categories. The decrease in service charges on deposits was primarily due to a decrease in overdraft fee income. The decrease in servicing income on loans sold was primarily due to increased amortization of loan servicing rights. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the dollar volume of debit card transactions. The valuation recovery on loan servicing rights was primarily due to a decrease in the projected mortgage prepayment speeds.

The Company's gain on sales of loans decreased by $75,000, or 1.3%, to $5.90 million for the year ended September 30, 2021 from $5.98 million for the year ended September 30, 2020, and increased by $4.15 million, or 236.6%, from $1.75 million for the year ended September 30, 2019. The Company's gain on sales of loans over the past two fiscal years have been higher than historical averages primarily due to an increase in the dollar amount of fixed rate one- to four-family loans originated and sold and an increase in the average pricing margin. The increased mortgage banking volumes over the past two fiscal years have been largely driven by increased refinance activity for single family homes due to lower mortgage interest rates. The Company anticipates that refinance activity for single family homes will decrease and pricing spreads will compress during the year ending September 30, 2022, which will correspondingly result in a decrease in gain on sales of loans compared to the years ended September 30, 2021 and 2020.

Non-interest Expense:  Total non-interest expense increased by $528,000, or 1.6%, to $34.59 million for the year ended September 30, 2021 from $34.06 million for the year ended September 30, 2020.  The increase was primarily due to a $399,000 increase in salaries and employee benefits expense, a $225,000 increase in data processing and telecommunications expense, a $211,000 increase in FDIC insurance expense, a $203,000 increase in ATM and debit card interchange transaction fees, and smaller increases in several other expense categories. These increases were partially offset by a $363,000 decrease in OREO and other repossessed assets expense. The increase in salaries and employee benefits expense was primarily due to annual salary adjustments. The increase in data processing and telecommunications expense was primarily due to the addition of several technology products and increased processing volumes. The increases in FDIC insurance expense was primarily due to an increase in total assets and the absence of an assessment credit which reduced the expense in the year ended September 30, 2020. The increase in ATM and debit card interchange fees was primarily due to increased debit card transaction volumes. The improvement in OREO and other repossessed assets expense was primarily due to gains on the sale of OREO and a reduction in remaining OREO properties. The efficiency ratio for the year ended September 30, 2021 was 50.12% compared to 50.04% for the year ended September 30, 2020.

The Company anticipates increases in non-interest expense during the year ending September 30, 2022, primarily due to inflationary pressures and the hiring of additional lending personnel.

Provision for Income Taxes: The provision for income taxes increased by $807,000, or 13.4% to $6.85 million for the year ended September 30, 2021 from $6.04 million for the year ended September 30, 2020. The increase in the provision for income taxes was primarily due to higher income before income taxes. The Company's effective income tax rate was 19.9% for both the years ended September 30, 2021 and 2020. For additional information on income taxes, see Note 14 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

	Year Ended September 30,
	2021			2020			2019
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$1,026,742	$52,539	5.12%	$970,400	$51,341	5.29%	$878,984	$49,127	5.59%
Investment securities (2)	103,328	1,195	1.16	72,652	1,579	2.17	38,070	1,264	3.32
Dividends from mutual funds, FHLB stock and other investments	5,989	111	1.85	5,760	128	2.22	5,324	162	3.04
Interest-bearing deposits in banks and CDs	459,145	1,117	0.24	254,558	2,535	1.00	214,481	5,172	2.41
Total interest-earning assets	1,595,204	54,962	3.45	1,303,370	55,583	4.26	1,136,859	55,725	4.90
Non-interest-earning assets	85,939			85,842			86,494

Total assets	$1,681,143			$1,389,212			$1,223,353

Interest-bearing liabilities:
Savings accounts	$242,598	201	0.08	$191,618	188	0.10	$162,266	106	0.07
Money market accounts	186,489	560	0.30	148,506	735	0.49	154,375	1,119	0.72
NOW checking accounts	402,430	605	0.15	323,261	882	0.27	291,348	840	0.29
Certificates of deposit accounts	145,006	1,647	1.14	166,524	2,830	1.70	159,397	2,500	1.57
Long-term borrowings (3)	7,686	91	1.18	5,685	66	1.16	—	—	—
Total interest-bearing liabilities	984,209	3,104	0.32	835,594	4,701	0.56	767,386	4,565	0.59
Non-interest-bearing deposits	488,833			364,971			290,653
Other liabilities	10,816			10,110			4,229
Total liabilities	1,483,858			1,210,675			1,062,268

Shareholders' equity	197,285			178,540			161,085
Total liabilities and shareholders' equity	$1,681,143			$1,389,215			$1,223,353

Net interest income		$51,858			$50,882			$51,160
Interest rate spread			3.13%			3.70%			4.31%
Net interest margin (4)			3.25%			3.90%			4.50%
Ratio of average interest-earning assets to average interest-bearing liabilities			162.08%			155.98%			148.15%
_______________________________________________
(1)Does not include interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (year ended September 30, 2021 - $6,859; year ended September 30, 2020 - $3,196 and year ended September 30, 2019 - $1,743) are included with interest and dividends. Accretion of the fair value discount on loans acquired in the South Sound Acquisition for the years ended September 30, 2021, 2020 and 2019 of $340, $597 and $645, respectively, is included with interest and dividends.
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

	Year Ended September 30, 2021 Compared to Year Ended September 30, 2020 Increase (Decrease) Due to			Year Ended September 30, 2020 Compared to Year Ended September 30, 2019 Increase (Decrease) Due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
			(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$(1,721)	$2,919	$1,198	$(2,714)	$4,928	$2,214
Investment securities	(903)	519	(384)	(546)	861	315
Dividends from mutual funds, FHLB stock and other investments	(22)	5	(17)	(46)	12	(34)
Interest-bearing deposits in banks and CDs	(2,661)	1,243	(1,418)	(3,468)	831	(2,637)
Total net change in income on interest-earning assets	(5,307)	4,686	(621)	(6,774)	6,632	(142)

Interest-bearing liabilities:
Savings accounts	(32)	45	13	60	22	82
Money market accounts	(333)	158	(175)	(342)	(42)	(384)
NOW checking accounts	(459)	182	(277)	(47)	89	42
Certificates of deposit accounts	(852)	(331)	(1,183)	215	115	330
FHLB borrowings	1	24	25	33	33	66
Total net change in expense on interest-bearing liabilities	(1,675)	78	(1,597)	(81)	217	136
Net change in net interest income	$(3,632)	$4,608	$976	$(6,693)	$6,415	$(278)
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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2021, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 43.3%.  At September 30, 2021, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which $5.00 million was outstanding. The Bank had $391.21 million available for additional borrowings with the FHLB at September 30, 2021. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2021, the Bank had no outstanding balance on this borrowing line, under which $73.81 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with PCBB. At September 30, 2021, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposits withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the years ended September 30, 2021, 2020 and 2019, the Bank originated $602.34 million, $597.19 million and $356.04 million of loans, respectively. At September 30, 2021, the Bank had loan commitments totaling $163.29 million and undisbursed construction loans in process totaling $95.22 million.  Investment securities purchased during the years ended September 30, 2021, 2020 and 2019 totaled $71.75 million, $51.47 million and $34.08 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2021, 2020 and 2019, the Bank sold $150.20 million, $167.24 million and $73.03 million, respectively, in loans and loan participation interests.  During the years ended September 30, 2021, 2020 and 2019, the Bank received $500.03 million, $287.04 million and $241.66 million, respectively, in principal repayments.

The Bank’s liquidity has been positively impacted by increases in deposit levels. During the years ended September 30, 2021, 2020 and 2019, deposits increased by $212.15 million, $290.18 million and $178.72 million, respectively. As a result, our liquid assets in the form of cash and cash equivalents, CDs held for investment and investment securities increased to $740.96 million at September 30, 2021 from $465.79 million at September 30, 2020. CDs that are scheduled to mature in less than one year from September 30, 2021 totaled $81.42 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Capital expenditures are incurred on an ongoing basis to expand and improve the Bank's product offerings, enhance and modernize technology infrastructure, and to introduce new technology-based products to compete effectively in the various markets. Capital expenditure projects are evaluated on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations.

Based on current objectives, there are no projects scheduled for capital investments in premises and equipment during the fiscal year ending September 30, 2022 that would materially impact liquidity. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.21 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank, and returning a substantial portion of cash to shareholders. Assuming continued payment during 2022 at this rate of $0.21 per share, the average total dividend paid each quarter would be approximately $1.76 million based on the number of current outstanding shares (which assumes no increases or decreases in the number of shares).

For the fiscal year ending September 30, 2022, the Bank projects that fixed commitments will include $342,000 of operating lease payments. There are no scheduled payments and maturities of FHLB borrowings during fiscal year 2022. In addition, at September 30, 2021, there were other future obligations and accrued expenses of $7.37 million. For additional information, see Note 13 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. At September 30, 2021, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $2.93 million.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2021, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details, see Note 18 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

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

Item 8.  Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	74
Consolidated Balance Sheets as of September 30, 2021 and 2020	76
Consolidated Statements of Income for the Years Ended
September 30, 2021, 2020 and 2019	78
Consolidated Statements of Comprehensive Income for the
Years Ended September 30, 2021, 2020 and 2019	80
Consolidated Statements of Shareholders' Equity for the
Years Ended September 30, 2021, 2020 and 2019	81
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2021, 2020 and 2019	83
Notes to Consolidated Financial Statements	85

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Timberland Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively referred to as "the financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America (U.S.).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Critical Audit Matter Description

As described in Notes 1 and 5 to the financial statements, the Company's allowance for loan losses (ALL) is a valuation account that reflects the estimated loan losses based on known and inherent risks in the loan portfolio to the extent they are both probable and reasonable to estimate. The ALL was approximately $13,469,000 as of September 30, 2021, which consists of specific and general components in the amounts of $247,000 and $13,222,000, respectively.

The specific component relates to loans that are classified as impaired. The Company measures impairment and the related asset specific allowance for impaired loans based on the difference between the recorded investment of the loan and the present value of the expected future cash flows, discounted at the original effective interest rate of the loan. However, if the loan is collateral-dependent, the Company measures impairment based upon the fair value of the underlying collateral, which the Company determines based on the current fair value of the collateral less estimated selling costs. Loans are identified as collateral-dependent if the Company believes that collateral is the sole source of repayment.

The general component is based on historical losses, general economic conditions, and other qualitative risk factors – both internal and external to the Company. The historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The qualitative risk factors are generally determined by evaluating, among other things: (i) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (ii) national and local economic trends and conditions; (iii) nature and volume of the portfolio and terms of loans; (iv) experience, ability, and depth of lending management and staff; (v) volume and severity of past due, classified, and nonaccrual loans, as well as other loan modifications; (vi) quality of the Company's loan review system; (vii) existence and effect of any concentrations of credit and changes in the level of such concentrations; (viii) changes in the value of underlying collateral, and (ix) other external factors such as competition and legal and regulatory requirements. The evaluation of the qualitative factor adjustments requires a significant amount of judgment by management and involves a high degree of subjectivity.

We identified the ALL as a critical audit matter, as auditing the underlying qualitative factors required significant auditor judgment given that amounts determined by management rely on analysis that is highly subjective and includes significant estimation uncertainty.

How the Critical Audit Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included the following, among others:

•We obtained an understanding of the relevant controls related to management’s establishment of the qualitative factors, assessment, and review and approval of the qualitative factors, and the data used in determining the qualitative factors.
•We obtained an understanding of how management developed the estimates and related assumptions, including:
◦Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources, as well as evaluating the estimated correlation to potential loss.
◦Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.
•We obtained an understanding of the loans excluded from the general component calculation for propriety of classification as acquired or impaired loans.

/s/ Delap LLP

We have served as the Company's auditors since 2010.

Lake Oswego, Oregon
December 8, 2021

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

	2021	2020
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$26,316	$21,877
Interest-bearing deposits in banks	553,880	292,575
Total cash and cash equivalents	580,196	314,452

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	28,482	65,545
Investment securities held to maturity, at amortized cost (estimated fair value $70,109 and $29,827)	69,102	27,890
Investment securities available for sale, at fair value	63,176	57,907
Investments in equity securities, at fair value	955	977
Federal Home Loan Bank of Des Moines (“FHLB”) stock	2,103	1,922
Other investments, at cost	3,000	3,000
Loans held for sale	3,217	4,509
Loans receivable, net of allowance for loan losses of $13,469 and $13,414	968,454	1,013,875
Premises and equipment, net	22,367	23,035
Other real estate owned (“OREO”) and other repossessed assets, net	157	1,050
Accrued interest receivable	3,745	4,484
Bank owned life insurance (“BOLI”)	22,193	21,596
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	1,264	1,625
Loan servicing rights, net	3,482	3,095
Operating lease right-of-use ("ROU") assets	2,283	2,587
Other assets	2,873	3,298
Total assets	$1,792,180	$1,565,978

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$535,212	$441,889
Interest-bearing	1,035,343	916,517
Total deposits	1,570,555	1,358,406

Operating lease liabilities	2,359	2,630
FHLB borrowings	5,000	10,000
Other liabilities and accrued expenses	7,367	7,312
Total liabilities	1,585,281	1,378,348

Commitments and contingencies (See Note 17)

See notes to consolidated financial statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Shareholders’ equity	2021	2020
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,355,469 shares issued and outstanding - September 30, 2021 8,310,793 shares issued and outstanding - September 30, 2020	42,673	42,396
Retained earnings	164,167	145,173
Accumulated other comprehensive income	59	61
Total shareholders’ equity	206,899	187,630
Total liabilities and shareholders’ equity	$1,792,180	$1,565,978

See notes to consolidated financial statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2021, 2020 and 2019

	2021	2020	2019
Interest and dividend income
Loans receivable and loans held for sale	$52,539	$51,341	$49,127
Investment securities	1,195	1,579	1,264
Dividends from mutual funds, FHLB stock and other investments	111	128	162
Interest-bearing deposits in banks and CDs	1,117	2,535	5,172
Total interest and dividend income	54,962	55,583	55,725

Interest expense
Deposits	3,013	4,635	4,565
FHLB borrowings	91	66	—
Total interest expense	3,104	4,701	4,565

Net interest income	51,858	50,882	51,160

Provision for loan losses	—	3,700	—

Net interest income after provision for loan losses	51,858	47,182	51,160

Non-interest income
Recoveries on investment securities	20	120	71
Adjustment for portion of other than temporary impairment ("OTTI") transferred from other comprehensive income (loss) (before income taxes)	—	—	(12)
Net recoveries on investment securities	20	120	59

Gain on sales of investment securities, net	—	—	47
Service charges on deposits	3,911	4,147	4,904
ATM and debit card interchange transaction fees	5,084	4,378	4,036
BOLI net earnings	597	591	1,641
Gain on sales of loans, net	5,904	5,979	1,754
Escrow fees	290	273	197
Servicing income on loans sold	7	193	466
Valuation recovery (allowance) on loan servicing rights, net	110	(221)	(4)
Fee income from non-deposit investment sales	23	22	46
Other, net	1,215	1,706	1,195
Total non-interest income, net	17,161	17,188	14,341

 See notes to consolidated financial statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2021, 2020 and 2019

	2021	2020	2019
Non-interest expense
Salaries and employee benefits	$18,750	$18,351	$18,545
Premises and equipment	3,942	3,962	3,831
Loss (gain) on sales/dispositions of premises and equipment, net	—	(98)	7
Advertising	625	631	696
OREO and other repossessed assets, net	(87)	276	221
ATM and debit card interchange transaction fees	1,831	1,628	1,583
Postage and courier	587	568	514
Amortization of CDI	361	406	452
State and local taxes	1,088	998	873
Professional fees	1,006	1,107	1,019
Federal Deposit Insurance Corporation ("FDIC") insurance	415	204	187
Loan administration and foreclosure	471	448	382
Data processing and telecommunications	2,510	2,285	3,707
Deposit operations	1,091	1,114	1,358
Other	2,001	2,183	2,205
Total non-interest expense, net	34,591	34,063	35,580

Income before income taxes	34,428	30,307	29,921

Provision for income taxes	6,845	6,038	5,901
Net income	$27,583	$24,269	$24,020

Net income per common share
Basic	$3.31	$2.91	$2.89
Diluted	$3.27	$2.88	$2.84

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2021, 2020 and 2019

	2021	2020	2019
Comprehensive income
Net income	$27,583	$24,269	$24,020
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $(2), $(1), and $23, respectively	(12)	(3)	85
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $1, $(1), and $(1), respectively	2	(3)	(3)
Amount reclassified to credit loss for previously recorded market loss, net of income taxes of $0, $0, and $3, respectively	—	—	9
Accretion of OTTI on investment securities held to maturity, net of income taxes of $2, $4, and $6, respectively	8	17	25

Total other comprehensive income (loss), net of income taxes	(2)	11	116

Total comprehensive income	$27,581	$24,280	$24,136

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2021, 2020 and 2019

	Common Stock		Unearned Shares Issued to Employee Stock Ownership Plan ("ESOP")		Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount		Retained Earnings		Total
Balance, September 30, 2018	7,401,177	$14,394	$(133)	$110,525	$(129)	$124,657

Net income	—	—	—	24,020	—	24,020
Other comprehensive income	—	—	—	—	116	116
Repurchase of common stock	(20,440)	(499)	—	—	—	(499)
Common stock issued for business combination	904,826	28,267	—	—	—	28,267
Exercise of stock options	43,856	401	—	—	—	401
Common stock dividends ($0.78 per common share)	—	—	—	(6,495)	—	(6,495)
Earned ESOP shares, net of income taxes	—	308	133	—	—	441
Stock option compensation expense	—	159	—	—	—	159
Adoption of Accounting Standards Update ("ASU") 2016-01	—	—	—	(63)	63	—

Balance, September 30, 2019	8,329,419	43,030	—	127,987	50	171,067

Net income	—	—	—	24,269	—	24,269
Other comprehensive income	—	—	—	—	11	11
Repurchase of common stock	(56,601)	(1,238)	—	—	—	(1,238)
Exercise of stock options	37,975	391	—	—	—	391
Common stock dividends ($0.85 per common share)	—	—	—	(7,083)	—	(7,083)
Earned ESOP shares, net of income taxes	—	31	—	—	—	31
Stock option compensation expense	—	182	—	—	—	182

Balance, September 30, 2020	8,310,793	42,396	—	145,173	61	187,630

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2021, 2020 and 2019

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2020	8,310,793	$42,396	$145,173	$61	$187,630

Net income	—	—	27,583	—	27,583
Other comprehensive loss	—	—	—	(2)	(2)
Repurchase of common stock	(19,588)	(527)	—	—	(527)
Exercise of stock options	64,264	631	—	—	631
Common stock dividends ($1.03 per common share)	—	—	(8,589)	—	(8,589)
Stock option compensation expense	—	173	—	—	173

Balance, September 30, 2021	8,355,469	$42,673	$164,167	$59	$206,899
See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities
Net income	$27,583	$24,269	$24,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,563	1,572	1,604
Deferred income taxes	275	76	703
Amortization of CDI	361	406	452
Earned ESOP shares	—	31	441
Accretion of discount on purchased loans	(340)	(597)	(645)
Stock option compensation expense	173	182	159
Gain on sales of investment securities	—	—	(47)
Net recoveries on investment securities	(20)	(120)	(59)
Change in fair value of investments in equity securities	22	(19)	(41)
Gain on sales of OREO and other repossessed assets, net	(92)	(35)	(89)
Amortization (accretion) of discounts and premiums on securities	118	(183)	167
Provision for OREO losses	—	173	24
Gain on sales of loans, net	(5,904)	(5,979)	(1,754)
Loss (gain) on sales/dispositions of premises and equipment, net	—	(98)	7
Provision for loan losses	—	3,700	—
Loans originated for sale	(133,006)	(153,446)	(70,132)
Proceeds from sales of loans	140,202	160,987	67,600
Amortization of loan servicing rights	1,111	838	646
Valuation adjustment on loan servicing rights, net	(110)	221	8
BOLI net earnings	(597)	(591)	(613)
BOLI death benefit in excess of cash surrender value	—	—	(1,028)
Increase (decrease) in deferred loan origination fees	(1,293)	3,637	161
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(411)	(1,168)	(3,476)
Net cash provided by operating activities	29,635	33,856	18,108

Cash flows from investing activities
Net decrease (increase) in CDs held for investment	37,063	12,801	(12,083)
Purchase of investment securities held to maturity	(53,049)	(10,255)	(13,166)
Purchase of investment securities available for sale	(18,698)	(41,212)	(20,909)
Proceeds from maturities and prepayments of investment securities held to maturity	12,004	13,818	11,784
Proceeds from maturities and prepayments of investment securities available for sale	13,162	5,802	1,412
Proceeds from sale of investment securities held to maturity	—	—	2,937
Proceeds from sales of investment securities available for sale	—	—	2,332
Purchase of FHLB stock	(181)	(485)	(42)
Decrease (increase) in loans receivable, net	47,054	(133,953)	(39,536)
Purchase of premises and equipment	(895)	(1,986)	(2,151)
Proceeds from sales of OREO and other repossessed assets	985	495	613
Proceeds from sales/dispositions of premises and equipment	—	307	—
Proceeds from death benefit on BOLI	—	—	3,078
Cash acquired, net of cash consideration paid in business combination	—	—	14,284
Escrow deposit for business combination	—	—	6,900
Net cash provided by (used in) investing activities	37,445	(154,668)	(44,547)
See notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from financing activities
Net increase in deposits	$212,149	$290,179	$27,183
Proceeds from (repayment of) FHLB borrowings	(5,000)	10,000	—
Proceeds from exercise of stock options	631	391	401
Repurchase of common stock	(527)	(1,238)	(499)
Payment of dividends	(8,589)	(7,083)	(6,495)
Net cash provided by financing activities	198,664	292,249	20,590

Net increase (decrease) in cash and cash equivalents	265,744	171,437	(5,849)

Cash and cash equivalents
Beginning of year	314,452	143,015	148,864
End of year	$580,196	$314,452	$143,015

Supplemental disclosure of cash flow information
Income taxes paid	$5,965	$5,522	$6,593
Interest paid	3,244	4,760	4,457

Supplemental disclosure of non-cash investing activities
Loans transferred to OREO and other repossessed assets	$—	$—	$293
Other comprehensive income (loss) related to investment securities	(2)	11	116
Operating lease liabilities arising from recording of ROU assets	—	2,889	—

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") (“GAAP”) and prevailing practices within the banking industry.  The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheets, and the reported amounts of income and expenses during the reporting periods.  Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for loan losses, the determination of any OTTI in the fair value of investment securities, the valuation of loan servicing rights, the valuation of assets acquired and liabilities assumed in acquisitions and the valuation of goodwill for potential impairment.

Certain prior year amounts have been reclassified to conform to the 2021 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

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

Interest-bearing deposits in banks as of September 30, 2021 and 2020 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $537,222,000 and $266,171,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed the FDIC insurance limit of $250,000 per correspondent bank.  Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

In estimating whether there are any OTTI losses, management considers (1) the length of time and the extent to which the fair value has been less than amortized cost, (2) the financial condition and near-term prospects of the issuer, (3) the impact of changes in market interest rates and (4) the intent and ability of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value.

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

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2021 and 2020.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Other Investments

The Bank invests in the Solomon Hess SBA Loan Fund LLC - a private investment fund - to help satisfy compliance with the Bank's Community Reinvestment Act ("CRA") investment test requirements. Shares in this fund are not publicly traded and, therefore, have no readily determinable fair value. The Bank's investment in the fund is recorded at cost. An investor can have its investment in the fund redeemed for the balance of its capital account at any quarter-end with a 60 day notice to the fund.

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

Acquired Loans

Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. PCI loans were insignificant as of September 30, 2021 and 2020.

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
September 30, 2021 and 2020

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

In March 2020, the Company announced loan modification programs to support and provide relief for its borrowers during the novel coronavirus of 2019 ("COVID-19") pandemic. The Company has followed the loan modification criteria within the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), which was signed into law on March 27, 2020, and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to a TDR classification. On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented. The agencies confirmed in working with the staff of the FASB that short-term modification made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings. If it is determined that the modification does not meet the criteria under the CARES Act or interagency guidance to be excluded from TDR classification, the Company evaluates the loan modifications under its existing TDR framework. Loans subject to forbearance under the COVID-19 loan modification program are not reported as past due or placed on non-accrual status during the forbearance time period, and interest income continues to be recognized over the contractual life of the loans.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for probable losses inherent in the loan portfolio.  The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured.  The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment.  The allowance consists of specific and general components.  The specific component relates to loans that are deemed impaired.  For loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value less selling costs (if applicable), or observable market price of the impaired loan is lower than the recorded value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  The Company's historical loss experience is determined by evaluating the average net charge-offs over the most recent economic cycle, but not to exceed six years. Qualitative factors are determined by loan type and allow management to adjust reserve levels to reflect the current general economic environment and portfolio performance trends including recent charge-off trends.  Allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, the duration of the current business cycle, and regulatory requirements and expectations.  When determining the appropriate historical loss and qualitative factors, management took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and the Company's COVID-19 loan modification program. The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time the consolidated financial statements are prepared.

A loan is considered impaired when it is probable that the Company will be unable to collect all amounts (principal and interest) when due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

estimated fair value of the collateral (reduced by estimated costs to sell, if applicable) or observable market price is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses, and uncollected accrued interest is reversed against interest income. If the ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

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

The ultimate recovery of all loans is susceptible to future market factors beyond the Company’s control. These factors may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. If real estate values decline and as updated appraisals are received on collateral for impaired loans, the Company may need to increase the allowance for loan losses as appropriate. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Premises and Equipment

Premises and equipment are recorded at cost.  Depreciation is computed using the straight-line method over the following estimated useful lives:  buildings and improvements - five to forty years and furniture and equipment - three to seven years. The cost of maintenance and repairs is charged to expense as incurred.  Gains and losses on dispositions are reflected in current earnings.

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to undiscounted future net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets.  No events or changes in circumstances have occurred during the years ended September 30, 2021 or 2020 that would cause management to re-evaluate the recoverability of the Company’s long-lived assets.

OREO and Other Repossessed Assets

OREO and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the allowance for loan losses. The valuation of real estate is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair values of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and the share price of the Company's common stock. The Company performed its fiscal year 2021 goodwill impairment test during the quarter ended June 30, 2021. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount, and, therefore, goodwill was determined not to be impaired at May 31, 2021.

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

As of September 30, 2021, management believes that there were no events or changes in the circumstances since May 31, 2021 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or decreases in the Company's stock price and market capitalization as a result of the COVID-19 pandemic were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operation and financial condition.

CDI

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life.

Loan Servicing Rights

The Company holds rights to service (1) loans that it has originated and sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and (2) the guaranteed portion of U.S. Small Business Administration ("SBA") loans sold in the secondary market. Loan servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained. Loan servicing rights are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income.  The value of loan servicing rights at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and expected prepayment rates on the underlying loans.  The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the loan servicing assets to those estimated at the time the loan servicing assets were originated.  Fair values are estimated using expected future discounted cash flows based on current market rates of interest.  For purposes of measuring impairment, the loan servicing rights must be stratified by one or more predominant risk characteristics of the underlying loans.  The Company stratifies its capitalized loan servicing rights based on product type and term of the underlying loans.  The amount of impairment recognized is the amount, if any, by which the amortized cost of the loan servicing rights exceeds their fair value.  Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

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

Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.  These temporary differences will result in differences between income for tax purposes and income for financial reporting purposes in future years.  As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.  Valuation allowances are established to reduce the net recorded amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the potential deferred tax asset will not be realized.

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2017.

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
September 30, 2021 and 2020

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

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company.  Legal and other fees paid to this law firm for the years ended September 30, 2021, 2020 and 2019 totaled $67,000, $78,000 and $69,000, respectively.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses; Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU 2016-13 also changes the accounting for PCI debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a "smaller reporting company" filer with the U.S. Securities and Exchange Commission, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for OTTI on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to help ensure it is fully compliant with the amendments at the adoption date. At this time, the Company anticipates that the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until its evaluation is complete, the magnitude of the increase will be unknown.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The adoption ASU 2017-04 is not expected to a have a material impact on the Company's future consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements. The following disclosure requirements were removed from ASC Topic 820, Fair Value Measurement: (1) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy; (2) the policy for timing of transfers between levels; and (3) the valuation process for Level 3 fair value measurements. This ASU clarifies that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. This ASU adds the following disclosure requirements for Level 3 measurements: (1) changes in unrealized gains and losses for the period included in other comprehensive income for the recurring Level 3 fair value measurements held at the end of the reporting period, and (2) the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-13 effective October 1, 2020, and it did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU broaden the scope of ASC Subtopic 350-40 to include costs incurred to implement a hosting arrangement that is a service contract. The amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The costs are capitalized or expensed depending on the nature of the costs and the project stage during which they are incurred, consistent with the accounting for internal-use software costs. The amendments in this ASU result in consistent capitalization of implementation costs of a hosting arrangement that is a service contract and implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. ASU 2018-15 was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2018-15 effective October 1, 2020, and it did not have a material impact on the Company's consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidelines. ASU 2019-12 is effective for public companies for fiscal years beginning after December 15, 2020, including interim periods within fiscal years. The Company adoption ASU 2019-12 effective December 31, 2020 and it did not have a material impact on the Company's future consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of September 30, 2021. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

The South Sound Acquisition constitutes a business combination as defined by GAAP, which establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its consolidated financial statements the identifiable assets acquired and liabilities assumed. The Company was considered the acquirer in this transaction. Accordingly, the estimated fair values of the acquired assets, including the identifiable intangible assets, and the assumed liabilities in the South Sound Acquisition were measured and recorded as of October 1, 2018. The excess of the total consideration paid over the fair value of the net assets acquired was allocated to goodwill. The South Sound Acquisition resulted in $9,481,000 of goodwill. The goodwill arising from this transaction consists largely of the synergies and expected economies of scale from combining the operations of the Company and South Sound Bank. This goodwill is not deductible for tax purposes.

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
September 30, 2021 and 2020

The following table summarizes the fair value of consideration paid, the estimated fair values of assets acquired and liabilities assumed as of the acquisition date, and the resulting goodwill relating to the transaction:

	At October 1, 2018
	Book Value	Fair Value Adjustment	Estimated Fair Value
	(Dollars in thousands)
Total acquisition consideration			$35,170

Recognized amounts of identifiable assets acquired and liabilities assumed
Identifiable assets acquired:
Cash and cash equivalents	$21,187	$—	21,187
CDs held for investment	2,973	—	2,973
FHLB stock	205	—	205
Investment securities held to maturity	19,891	(189)	19,702
Investment securities available for sale	5,022	—	5,022
Loans receivable	123,627	(2,083)	121,544
Premises and equipment	3,225	112	3,337
OREO	25	—	25
Accrued interest receivable	554	—	554
BOLI	2,629	—	2,629
CDI	—	2,483	2,483
Loan servicing rights	285	(4)	281
Other assets	1,087	(511)	576
Total assets	180,710	(192)	180,518

Liabilities assumed:
Deposits	151,378	160	151,538
Other liabilities and accrued expenses	3,291	—	3,291
Total liabilities assumed	154,669	160	154,829
Total identifiable net assets acquired	$26,041	$(352)	25,689
Goodwill recognized			$9,481

The acquired loan portfolio was valued using Level 3 inputs (see Note 22) and included the use of present value techniques, including cash flow estimates and incorporated assumptions that the Company believes that marketplace participants would use in estimating fair values.

The operating results of the Company for the years ended September 30, 2021, 2020 and 2019 include the operating results produced by the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date. The Company determined that the disclosure requirements related to the amounts of revenues and earnings from the net assets acquired in the South Sound Acquisition since the October 1, 2018 acquisition date is impracticable. The financial activity and operating results of the net assets acquired in the South Sound Acquisition were commingled with the Company's financial activity and operating results as of the acquisition date.

During the year ended September 30, 2020, the Company incurred acquisition-related expenses of $2,000 related to the South Sound Acquisition. During the year ended September 30, 2019, the Company incurred acquisition-related expenses of $462,000 related to the South Sound Acquisition, of which $317,000 is included in data processing and $145,000 is included in professional fees in the accompanying 2019 consolidated statement of income.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Note 3 - Restricted Assets

Federal Reserve regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratio to zero percent, effective March 26, 2020. Currently, the FRB has not announced plans to re-impose a reserve requirement, however, the FRB may adjust reserve requirement ratios in its sole discretion.

Note 4 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2021 and 2020 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2021
Held to Maturity
U.S. Treasury and U.S. government agency securities	$28,760	$8	$(99)	$28,669
Mortgage-backed securities ("MBS"):
U.S. government agencies	25,913	936	(122)	26,727
Private label residential	13,929	302	(23)	14,208
Bank issued trust preferred securities	500	5	—	505
Total	$69,102	$1,251	$(244)	$70,109

Available for Sale
MBS: U.S. government agencies	$63,080	$210	$(114)	$63,176
Total	$63,080	$210	$(114)	$63,176

September 30, 2020
Held to Maturity
MBS:
U.S. government agencies	$27,161	$1,635	$(3)	$28,793
Private label residential	229	307	(1)	535
Bank issued trust preferred securities	500	—	(1)	499
Total	$27,890	$1,942	$(5)	$29,827

Available for Sale
MBS: U.S. government agencies	$57,797	$178	$(68)	$57,907
Total	$57,797	$178	$(68)	$57,907

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2021 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$18,795	$(99)	5	$—	$—	—	$18,795	$(99)
MBS:
U.S. government agencies	8,091	(122)	5	15	—	3	8,106	(122)
Private label residential	9,712	(23)	4	1	—	1	9,713	(23)
Total	$36,598	$(244)	14	$16	$—	4	$36,614	$(244)

Available for Sale
MBS:
U.S. government agencies	$20,146	$(103)	13	$5,491	$(11)	3	$25,637	$(114)
Total	$20,146	$(103)	13	$5,491	$(11)	3	$25,637	$(114)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2020 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
MBS:
U.S. government agencies	$5,130	$(2)	4	$39	$(1)	4	$5,169	$(3)
Private label residential	7	—	1	11	(1)	2	18	(1)
Bank issued trust preferred securities	499	(1)	1	—	—	—	499	(1)
Total	$5,636	$(3)	6	$50	$(2)	6	$5,686	$(5)

Available for Sale
MBS:
U.S. government agencies	$21,464	$(68)	11	$—	$—	—	$21,464	$(68)
Total	$21,464	$(68)	11	$—	$—	—	$21,464	$(68)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2021, 2020 and 2019:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2021
Constant prepayment rate	6.00%	15.00%	10.20%
Collateral default rate	1.47%	17.55%	12.19%
Loss severity rate	—%	12.96%	4.55%

September 30, 2020
Constant prepayment rate	6.00%	15.00%	8.97%
Collateral default rate	2.17%	27.39%	14.37%
Loss severity rate	—%	11.27%	2.87%

September 30, 2019
Constant prepayment rate	6.00%	15.00%	10.67%
Collateral default rate	3.00%	19.70%	10.40%
Loss severity rate	—%	10.59%	4.07%

The following table presents the OTTI recoveries for the years ended September 30, 2021, 2020 and 2019 (dollars in thousands):

	2021	2020	2019
	Held To Maturity	Held To Maturity	Held To Maturity
Total recoveries	$20	$120	$71
Adjustment for portion of OTTI transferred from other comprehensive income (loss) before income taxes (1)	—	—	(12)
Net recoveries recognized in earnings (2)	$20	$120	$59

________________________
(1)Represents OTTI related to all other factors.
(2)Represents OTTI related to credit losses.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2021, 2020 and 2019 (dollars in thousands):

	2021	2020	2019
Balance, beginning of year	$885	$1,071	$1,153

Additions:
Additional increases to the amount related to credit loss for which OTTI was previously recognized	2	3	13
Subtractions:
Realized losses previously recorded as credit losses	(12)	(66)	(23)
Recovery of prior credit loss	(22)	(123)	(72)
Balance, end of year	$853	$885	$1,071

During the year ended September 30, 2021, the Company recorded a $12,000 net realized loss (as a result of investment securities being deemed worthless) on nineteen held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2020, the Company recorded a $66,000 net realized loss (as a result of investment securities being deemed worthless) on nineteen held to maturity investment securities, all of which had been recognized previously as a credit loss.  During the year ended September 30, 2019, the Company recorded an $23,000 net realized loss (as a result of investment securities being deemed worthless) on seventeen held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits and FHLB collateral totaled $97,602,000 and $81,028,000 at September 30, 2021 and 2020, respectively.

The contractual maturities of debt securities at September 30, 2021 are as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$934	$933
Due after one year to five years	12,205	12,262	4,425	4,424
Due after five years to ten years	33,020	33,437	15,265	15,306
Due after ten years	23,877	24,410	42,456	42,513
Total	$69,102	$70,109	$63,080	$63,176

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Note 5 - Loans Receivable and Allowance for Loan Losses

Loans receivable by portfolio segment consisted of the following at September 30, 2021 and 2020 (dollars in thousands):

	2021	2020
Mortgage loans:
One- to four-family	$119,935	$118,580
Multi-family	87,563	85,053
Commercial	470,650	453,574
Construction – custom and owner/builder	109,152	129,572
Construction – speculative one- to four-family	17,813	14,592
Construction – commercial	43,365	33,144
Construction – multi-family	52,071	34,476
Construction – land development	10,804	7,712
Land	19,936	25,571
Total mortgage loans	931,289	902,274
Consumer loans:
Home equity and second mortgage	32,988	32,077
Other	2,512	3,572
Total consumer loans	35,500	35,649

Commercial loans:
Commercial business	74,579	69,540
SBA Paycheck Protection Program ("PPP")	40,922	126,820
Total commercial business and SBA PPP loans	115,501	196,360
Total loans receivable	1,082,290	1,134,283
Less:
Undisbursed portion of construction loans in process	95,224	100,558
Deferred loan origination fees, net	5,143	6,436
Allowance for loan losses	13,469	13,414
	113,836	120,408
Loans receivable, net	$968,454	$1,013,875

Loans receivable at September 30, 2021 and 2020 are reported net of unamortized discounts totaling $449,000 and $790,000, respectively.

Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate.  At September 30, 2021, the Company had $964,277,000 (including $95,224,000 of undisbursed construction loans in process) in loans secured by real estate, which represented 89.1% of total loans receivable.  The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property types.  At September 30, 2021, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-
family properties.  The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market.  The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Related Party Loans

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business.  Such related party loans were performing according to their repayment terms at September 30, 2021 and 2020.  Activity in related party loans during the years ended September 30, 2021, 2020 and 2019 was as follows (dollars in thousands):

	2021	2020	2019
Balance, beginning of year	$248	$94	$119
New loans or borrowings	316	178	1
Repayments and reclassifications	(98)	(24)	(26)
Balance, end of year	$466	$248	$94

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
September 30, 2021 and 2020

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

SBA PPP: The CARES Act authorized the SBA to temporarily guarantee loans under the PPP. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020 through the program's initial conclusion in August 2020. The Consolidated Appropriations Act, 2021 ("CAA 2021"), which was signed into law on December 27, 2020, renewed and extended the PPP until May 31, 2021. As a result, the Company began originating PPP loans again in January 2021. The SBA guarantees 100% of PPP loans made to eligible borrowers, and the entire amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. PPP loans have: (a) an interest rate of 1%, (b) a two-year loan term to maturity for loans approved by the SBA prior to June 5, 2020 (unless the borrower and the Company mutually agree to extend the term of the loan to five years) and a five-year maturity for loans approved thereafter; and (c) principal and interest payments deferred for at least six months from the date of disbursement.

Allowance for Loan Losses

The following table sets forth information for the year ended September 30, 2021 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,163	$(9)	$—	$—	$1,154
Multi-family	718	47	—	—	765
Commercial	7,144	(331)	—	—	6,813
Construction – custom and owner/builder	832	(188)	—	—	644
Construction – speculative one- to four-family	158	30	—	—	188
Construction – commercial	420	364	—	—	784
Construction – multi-family	238	198	—	—	436
Construction – land development	133	(9)	—	—	124
Land	572	(147)	—	45	470
Consumer loans:
Home equity and second mortgage	593	(65)	—	—	528
Other	71	(24)	(1)	4	50
Commercial business loans	1,372	134	(2)	9	1,513
Total	$13,414	$—	$(3)	$58	$13,469

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

The following table presents information on loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2021 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$—	$1,154	$1,154	$407	$119,528	$119,935
Multi-family	—	765	765	—	87,563	87,563
Commercial	—	6,813	6,813	3,143	467,507	470,650
Construction – custom and owner/ builder	—	644	644	—	61,003	61,003
Construction – speculative one- to four-family	—	188	188	—	9,657	9,657
Construction – commercial	—	784	784	—	38,931	38,931
Construction – multi-family	—	436	436	—	22,888	22,888
Construction – land development	—	124	124	—	5,502	5,502
Land	76	394	470	683	19,253	19,936
Consumer loans:
Home equity and second mortgage	—	528	528	516	32,472	32,988
Other	—	50	50	17	2,495	2,512
Commercial business loans	171	1,342	1,513	458	74,121	74,579
SBA PPP loans	—	—	—	—	40,922	40,922
Total	$247	$13,222	$13,469	$5,224	$981,842	$987,066

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2021 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$180	$407	$—	$587	$119,348	$119,935
Multi-family	—	—	—	—	—	87,563	87,563
Commercial	—	—	773	—	773	469,877	470,650
Construction – custom and owner/ builder	—	—	—	—	—	61,003	61,003
Construction – speculative one- to four-family	—	—	—	—	—	9,657	9,657
Construction – commercial	—	—	—	—	—	38,931	38,931
Construction – multi-family	—	—	—	—	—	22,888	22,888
Construction – land development	—	—	—	—	—	5,502	5,502
Land	—	—	683	—	683	19,253	19,936
Consumer loans:
Home equity and second mortgage	—	—	516	—	516	32,472	32,988
Other	—	—	17	—	17	2,495	2,512
Commercial business loans	5	—	458	—	463	74,116	74,579
SBA PPP loans	—	—	—	—	—	40,922	40,922
Total	$5	$180	$2,854	$—	$3,039	$984,027	$987,066
__________________
(1)Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At September 30, 2021 and 2020, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2021 and 2020, there were no loans classified as loss.

The following table presents an analysis of loans by credit quality indicator and portfolio segment at September 30, 2021 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$118,857	$129	$537	$412	$119,935
Multi-family	87,563	—	—	—	87,563
Commercial	456,188	10,285	2,921	1,256	470,650
Construction – custom and owner / builder	59,699	1,304	—	—	61,003
Construction – speculative one- to four-family	9,657	—	—	—	9,657
Construction – commercial	37,414	—	1,517	—	38,931
Construction – multi-family	22,888	—	—	—	22,888
Construction – land development	5,467	—	—	35	5,502
Land	18,648	558	—	730	19,936
Consumer loans:
Home equity and second mortgage	32,190	145	—	653	32,988
Other	2,465	30	—	17	2,512
Commercial business loans	73,992	49	37	501	74,579
SBA PPP loans	40,922	—	—	—	40,922
Total	$965,950	$12,500	$5,012	$3,604	$987,066

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2021 (dollars in thousands):

	September 30, 2021			For the Year Ended September 30, 2021
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$407	$450	$—	$655	$58	$52
Commercial	3,143	3,143	—	3,039	159	127
Land	321	321	—	292	2	2
Consumer loans:
Home equity and second mortgage	516	516	—	552	1	1
Other	17	17	—	12	—	—
Commercial business loans	164	168	—	200	—	—
Subtotal	4,568	4,615	—	4,750	220	182
With an allowance recorded:
Mortgage loans:
One- to four-family	—	—	—	97	—	—
Land	362	362	76	72	—	—
Commercial business loans	294	294	171	285	—	—
Subtotal	656	656	247	454	—	—
Total:
Mortgage loans:
One- to four-family	407	450	—	752	58	52
Commercial	3,143	3,143	—	3,039	159	127
Land	683	683	76	364	2	2
Consumer loans:
Home equity and second mortgage	516	516	—	552	1	1
Other	17	17	—	12	—	—
Commercial business loans	458	462	171	485	—	—
Total	$5,224	$5,271	$247	$5,204	$220	$182

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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
September 30, 2021 and 2020

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

The CARES Act provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. The majority of these borrowers had resumed making payments as of September 30, 2021, and only one loan with a balance of $323,000 remained on deferral status under COVID-19 loan modification forbearance agreements as of that date. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

The following table details the COVID-19 loan modifications on deferral status as of September 30, 2021 (dollars in thousands):

COVID-19 Loan Modifications
Mortgage loans	Number	Balance	Percent
One- to four-family	1	$323	100.0%
Total COVID-19 modifications	1	$323	100.0%

The following table details the COVID-19 loan modifications on deferral status as of September 30, 2020 (dollars in thousands):

COVID-19 Loan Modifications
Mortgage loans	Number	Balance	Percent
One- to four-family	1	$467	8.0%
Commercial	2	3,951	67.2
Construction	1	1,402	23.9
Total mortgage loans	4	5,820	99.1
Consumer loans
Home equity and second mortgage	1	50	0.9
Total consumer loans	1	50	0.9
Total COVID-19 Modifications	5	$5,870	100.0%

The Company had $2,553,000 in TDRs included in impaired loans at September 30, 2021 and had no commitments to lend additional funds on these loans.  The Company had $3,071,000 in TDRs included in impaired loans at September 30, 2020 and had no commitments to lend additional funds on these loans. None of the allowance for loan losses was allocated to TDRs at September 30, 2021. The allowance for loan losses allocated to TDRs at September 30, 2020 was $3,000.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of September 30, 2021 and 2020 (dollars in thousands):

	2021
	Accruing	Non-Accrual	Total
Mortgage loans:
Commercial	$2,371	$—	$2,371
Land	—	119	119
Consumer loans:
Home equity and second mortgage	—	63	63
Total	$2,371	$182	$2,553

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

	2020
	Accruing	Non-Accrual	Total
Mortgage loans:
One- to four-family	$483	$—	$483
Commercial	2,385	—	2,385
Land	—	130	130
Consumer loans:
Home equity and second mortgage	—	73	73
Total	$2,868	$203	$3,071

There were no new TDRs recognized during the years ended September 30, 2021 and 2020. There was one new TDR during the year ended September 30, 2019. The following table sets forth information with respect to the Company's TDRs, by portfolio segment, added during the year ended September 30, 2019:

2019	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Home equity and second mortgage loans (1)	1	$85	$85	$82
Total	1	$85	$85	$82

There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended September 30, 2021, 2020 or 2019.

Note 6 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2021 and 2020 (dollars in thousands):

	2021	2020
Land	$5,404	$5,404
Buildings and improvements	24,718	24,636
Furniture and equipment	10,307	9,978
Property held for future expansion	129	129
Construction and purchases in progress	225	138
	40,783	40,285
Less accumulated depreciation	18,416	17,250
Premises and equipment, net	$22,367	$23,035

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Note 7 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2021 and 2020 (dollars in thousands):

	2021		2020
	Amount	Number	Amount	Number
Balance, beginning of year	$1,050	6	$1,683	12
Writedowns	—	—	(173)	—
Sales	(893)	(3)	(460)	(6)
Balance, end of year	$157	3	$1,050	6

At September 30, 2021 and 2020, OREO and other repossessed assets consisted of OREO properties in Washington. The Company recorded net gains on sales of OREO and other repossessed assets of $92,000, $35,000, and $89,000 for the years ended September 30, 2021, 2020 and 2019, respectively. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

At September 30, 2021, there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession, and there was one one- to four-family property with a balance of $30,000 in the process of foreclosure. At September 30, 2020, there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession, and there were no one- to four-family properties in the process of foreclosure.

Note 8 - Goodwill and CDI

Goodwill
There were no changes to the recorded amount of goodwill for both years ended September 30, 2021 and 2020.

CDI
During the year ended September 30, 2019, the Company recorded a CDI of $2,483,000 in connection with the South Sound Acquisition. The CDI amortization expense totaled $361,000, $406,000 and $452,000 for the years ended September 30, 2021, 2020 and 2019, respectively.

Amortization expense for the CDI for fiscal years ending subsequent to September 30, 2021 is estimated to be as follows (dollars in thousands):

2022	$316
2023	271
2024	226
2025	181
2026	135
Thereafter	135
Total	$1,264

Note 9 - Loan Servicing Rights

The Company services one- to four-family mortgage loans for Freddie Mac and also provides servicing for secondary market purchasers of the guaranteed portion of SBA loans; such loans are not included in the accompanying consolidated balance sheets.  The principal amount of loans serviced for Freddie Mac at September 30, 2021, 2020 and 2019 was $419,675,000,

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

$418,559,000 and $386,357,000, respectively.  The guaranteed principal amount of SBA loans serviced for others at September 30, 2021, 2020 and 2019 was $6,761,000, $8,022,000 and $12,765,000, respectively.

The following is an analysis of the changes in Freddie Mac loan servicing rights for the years ended September 30, 2021, 2020 and 2019 (dollars in thousands):

	2021	2020	2019
Balance, beginning of year	$2,980	$2,206	$2,022
Additions	1,388	1,733	747
Amortization	(1,022)	(748)	(563)
Valuation recovery (allowance)	92	(211)	—
Balance, end of year	$3,438	$2,980	$2,206

At September 30, 2021, 2020 and 2019, the estimated fair value of Freddie Mac servicing rights totaled $3,656,000, $3,120,000 and $3,694,000, respectively.  The Freddie Mac servicing rights' fair values at September 30, 2021, 2020 and 2019 were estimated using discounted cash flow analyses with an average discount rates of 9.00% for all years, and average conditional prepayment rates of 12.71%, 14.42% and 11.31%, respectively. At September 30, 2021, there was a valuation allowance of $119,000. At September 30, 2020, there was a valuation allowance of $211,000. At September 30, 2019, there was no valuation allowance on the Freddie Mac servicing rights.

The following is an analysis of the changes in SBA loan servicing rights for the years ended September 30, 2021, 2020 and 2019 (dollars in thousands):

	2021	2020	2019
Balance, beginning of year	$115	$202	$6
Additions due to South Sound Acquisition	—	—	285
Other additions	—	13	2
Amortization	(89)	(90)	(83)
Valuation allowance - South Sound Acquisition	—	—	(4)
Valuation recovery (allowance)	18	(10)	(4)
Balance, end of year	$44	$115	$202

At September 30, 2021, 2020 and 2019, the estimated fair value of SBA servicing rights totaled $99,000, $115,000 and $202,000, respectively. The SBA servicing rights' fair values at September 30, 2021, 2020 and 2019 were estimated using discounted cash flow analyses with an average discount rate of 15.00% for all years and average conditional prepayment rates of 17.85%, 16.29% and 16.13%, respectively. At September 30, 2021, 2020 and 2019, there were valuation allowances of $0, $18,000 and $8,000, respectively, on SBA servicing rights.

Note 10 - Leases

The Company adopted ASC 842 on October 1, 2019 and began recording operating lease liabilities and operating lease ROU assets in the consolidated balance sheets. The Company has operating leases for three retail bank branch offices. The ROU assets totaled $2.89 million at October 1, 2019. The Company's leases have remaining lease terms of ten months to ten years, some of which include options to extend the leases for up to five years. Lease extensions are not certain and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the years ended September 30, 2021 and 2020 (dollars in thousands):

Lease cost:	2021	2020
Operating lease cost	$395	$377
Short-term lease cost	—	—
Total lease cost	$395	$377

Lease expense was $322,000 for the year ended September 30, 2019.

The following table provides supplemental information related to operating leases at or for the years ended September 30, 2021 and 2020 (dollars in thousands):

	2021		2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$327		$318
Weighted average remaining lease term-operating leases	8.44	years	9.24	years
Weighted average discount rate-operating leases	2.24%		2.22%

The Company's leases typically do not contain a discount rate implicit in the lease contract. As an alternative, the weighted average discount rate used to estimate the present value of future lease payments in calculating the value of the ROU asset. The lease liability was determined by utilizing the September 30, 2019 fixed-rate advances issued by the FHLB, for all leases entered into prior to October 1, 2019.

Maturities of operating lease liabilities at September 30, 2021 for fiscal years ended subsequent to September 30, 2021 are as follows (dollars in thousands):

2022	$342
2023	310
2024	313
2025	317
2026	284
Thereafter	1,038
Total lease payments	2,604
Less imputed interest	245
Total	$2,359

Note 11 - Deposits

Deposits consisted of the following at September 30, 2021 and 2020 (dollars in thousands):

	2021	2020
Non-interest-bearing demand	$535,212	$441,889
NOW checking	430,097	376,899
Savings	260,689	219,869
Money market	210,428	161,225
Certificates of deposit	134,129	158,524
Total	$1,570,555	$1,358,406

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Individual certificates of deposit in amounts of $250,000 or greater totaled $21,781,000 and $28,945,000 at September 30, 2021 and 2020, respectively. The Company had brokered deposits totaling $11,383,000 and $11,303,000 at September 30, 2021 and 2020, respectively.

Scheduled maturities of certificates of deposit for fiscal years ending subsequent to September 30, 2021 are as follows (dollars in thousands):

2022	$81,422
2023	26,441
2024	10,420
2025	9,034
2026	6,812
Total	$134,129

Interest expense on deposits by account type was as follows for the years ended September 30, 2021, 2020 and 2019 (dollars in thousands):

	2021	2020	2019
NOW checking	$605	$882	$840
Savings	201	188	106
Money market	560	735	1,119
Certificates of deposit	1,647	2,830	2,500
Total	$3,013	$4,635	$4,565

Note 12 – FHLB Borrowings and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines equal to 45% of the Bank’s total assets, limited by available collateral.  The Bank had a single $5,000,000 long-term FHLB borrowing outstanding at September 30, 2021, with scheduled maturity in March 2025, and which bears interest at 1.19%. The Bank had $10,000,000 in FHLB borrowings outstanding at September 30, 2020.  Under the Advances, Pledge and Security Agreement entered into with the FHLB ("FHLB Borrowing Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for borrowings under the FHLB Borrowing Agreement.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2021, the Bank had a borrowing capacity on this line of $73,809,000. The Bank had no outstanding borrowings on this line at both September 30, 2021 and 2020.

The Bank has a short-term $50,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. The Bank had no outstanding borrowings on this line at both September 30, 2021 and 2020.

Note 13 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2021 and 2020 (dollars in thousands):

	2021	2020
Accrued deferred compensation, profit sharing plans and bonuses payable	$3,074	$3,110
Accrued interest payable on deposits	134	274
Accounts payable and accrued expenses - other	4,159	3,928
Total other liabilities and accrued expenses	$7,367	$7,312

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Note 14 - Income Taxes

The components of the provision for income taxes for the years ended September 30, 2021, 2020 and 2019 were as follows (dollars in thousands):

	2021	2020	2019
Current:
Federal	$6,570	$5,962	$5,198
Deferred	275	76	703
Provision for income taxes	$6,845	$6,038	$5,901

At September 30, 2021, the Company had income taxes payable of $42,000, which is included in other liabilities in the accompanying 2021 consolidated balance sheet. At September 30, 2020, the Company had income taxes receivable of $781,000, which is included in other assets in the accompanying 2020 consolidated balance sheet.

The components of the Company’s deferred tax assets and liabilities at September 30, 2021 and 2020 were as follows (dollars in thousands):

	2021	2020
Deferred Tax Assets
Allowance for loan losses	$2,613	$2,440
Allowance for OREO losses	42	171
OTTI credit impairment on investment securities	64	64
Accrued interest on loans	75	8
Deferred compensation and bonuses	301	372
Reserve for loan commitments	76	81
Operating lease liabilities	495	552
Other	46	69
Total deferred tax assets	3,712	3,757

Deferred Tax Liabilities
Goodwill	1,187	1,187
Loan servicing rights	731	650
Depreciation	787	778
Loan fees/costs	584	428
FHLB stock dividends	38	81
Prepaid expenses	162	98
Purchase accounting adjustment	233	207
Net unrealized gains on investment securities and investments in equity securities	20	23
Operating lease ROU assets	480	543
Total deferred tax liabilities	4,222	3,995

Net deferred tax liabilities	$(510)	$(238)

Deferred tax liabilities are included in other liabilities in the accompanying consolidated balance sheets.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

The provision for income taxes for the years ended September 30, 2021, 2020 and 2019 differs from that computed at the federal statutory corporate tax rate as follows (dollars in thousands):

	2021	2020	2019
Expected federal income tax provision at statutory rate	$7,230	$6,365	$6,283
BOLI income	(125)	(124)	(345)
Dividends on ESOP	(88)	(75)	(73)
Stock options tax effect	(167)	(33)	(87)
Other, net	(5)	(95)	123
Provision for income taxes	$6,845	$6,038	$5,901

No valuation allowance for deferred tax assets was recorded as of September 30, 2021 and 2020, as management believes that it is more likely than not that all of the deferred tax assets will be realized based on management's expectations of future taxable income.

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

The amount of the Bank's annual contribution is discretionary, except that it must have been sufficient to enable the ESOP to service its debt.  All dividends received by the ESOP were used to pay debt service through March 31, 2019. The dividends received after March 31, 2019 have been paid directly to participants. Dividends of $176,000 were used to service the debt during the year ended September 30, 2019.  As the Plan made each payment of principal and interest, an appropriate percentage of stock was released and allocated annually to eligible employee accounts, in accordance with applicable regulations. As of September 30, 2021, an aggregate of 660,374 ESOP shares, which were previously released for allocation to participants, had been distributed to participants.

Total shares held by the ESOP as of September 30, 2021, 2020 and 2019 were 397,626, 415,698 and 425,281, respectively.

There was no compensation expense recognized for the ESOP for the years ended September 30, 2021 and 2020. Compensation expense recognized for the ESOP for the year ended September 30, 2019 was $318,000.

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established under the Internal Revenue Code.  Contributions by the Bank are at the discretion of the Board except for a safe harbor contribution of 3% of eligible employees' wages, which is mandatory according to the plan document.  Bank contributions totaled $931,000, $908,000 and $743,000 for the years ended September 30, 2021, 2020 and 2019, respectively.

Note 16 - Stock Compensation Plans

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2019 Equity Incentive Plan the

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees and officers and 50,000 shares are reserved to be awarded to directors and directors emeriti. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant.  Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of the grant.  At September 30, 2021, there were 17,926 shares of common stock available which may be awarded as options or restricted stock pursuant to future grants under the 2014 Equity Incentive Plan. At September 30, 2021, there were 231,000 shares of common stock available which may be awarded as options or restricted stock pursuant to future grants under the 2019 Equity Incentive Plan.

At both September 30, 2021 and 2020, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the years ended September 30, 2021, 2020 and 2019.

Stock option activity for the years ended September 30, 2021, 2020 and 2019 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2018	380,820	$16.03
Options granted	46,840	27.14
Options exercised	(43,856)	9.14
Options forfeited	(5,500)	19.89
Outstanding September 30, 2019	378,304	18.15

Options granted	69,150	17.01
Options exercised	(37,975)	10.31
Options forfeited	(14,130)	25.36
Outstanding September 30, 2020	395,349	18.45

Options granted	81,000	28.06
Options exercised	(64,264)	9.81
Options forfeited	(5,270)	26.91
Outstanding September 30, 2021	406,815	$21.62

The aggregate intrinsic value of options exercised during the years ended September 30, 2021, 2020 and 2019 was $1,143,000, $640,000 and $864,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table.  The risk-free interest rate is based on the rate of a U.S. Treasury security with a similar term as the expected life of the stock option at the particular grant date.  The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time that the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends.  The expected volatility is based on historical volatility of the Company’s stock price.  There were 46,840 options granted during the year ended September 30, 2019 with an aggregate grant date fair value of $240,000. There were 69,150 options granted during the year ended September 30, 2020 with an aggregate grant date fair value of $187,000. There were 81,000 options granted during the year ended September 30, 2021 with an aggregate grant date fair value of $502,000.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

The weighted average assumptions for options granted during the years ended September 30, 2021, 2020 and 2019 were as follows:

	2021	2020	2019
Expected volatility	35%	33%	29%
Expected life (in years)	5	5	5
Expected dividend yield	3.39%	5.36%	3.28%
Risk free interest rate	1.02%	0.28%	1.53%
Grant date fair value per share	$6.20	$2.70	$5.12

There were 49,928 options that vested during the year ended September 30, 2021 with a total fair value of $170,000. There were 58,548 options that vested during the year ended September 30, 2020 with a total fair value of $176,000. There were 77,540 options that vested during the year ended September 30, 2019 with a total fair value of $203,000.

At September 30, 2021, there were 187,664 unvested options with an aggregate grant date fair value of $892,000, all of which the Company assumes will vest.  The unvested options had an aggregate intrinsic value of $766,000 at September 30, 2021.
At September 30, 2020, there were 159,192 unvested options with an aggregate grant date fair value of $571,000.

Additional information regarding options outstanding at September 30, 2021 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
5.86	-	6.00	4,000	5.93	1.0	4,000	5.93	1.0
9.00			26,000	9.00	2.1	26,000	9.00	2.1
10.26	-	10.71	60,075	10.57	3.5	60,075	10.57	3.5
15.67	-	19.13	103,000	16.50	7.7	47,480	16.01	6.2
26.50	-	27.14	43,990	27.13	8.0	17,396	27.13	8.0
28.23	-	29.69	129,750	28.80	8.5	40,200	29.69	6.0
31.80			40,000	31.80	7.0	24,000	31.80	7.0
			406,815	$21.62	6.9	219,151	$18.63	5.1

The aggregate intrinsic value of options outstanding at September 30, 2021, 2020 and 2019 was $3,119,000, $1,416,000, and $3,854,000, respectively.

As of September 30, 2021, unrecognized compensation cost related to non-vested stock options was $904,000, which is expected to be recognized over a weighted average period of 2.54 years.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

A summary of the Company’s commitments at September 30, 2021 and 2020 is as follows (dollars in thousands):

	2021	2020
Undisbursed portion of construction loans in process (see Note 5)	$95,224	$100,558
Undisbursed lines of credit	115,865	103,030
Commitments to extend credit	47,422	38,581

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments.  The reserve for unfunded loan commitments totaled $365,000 and $384,000 at September 30, 2021 and 2020, respectively.  These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.  Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

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

Timberland Bancorp has employment agreements with the Chief Executive Officer and the Chief Financial Officer which provide for a severance payment and other benefits if the officers are involuntarily terminated following a change in control of Timberland Bancorp or the Bank. The maximum value of the severance benefits under the employment agreements is 2.99 times the officer's average annual compensation during the five-year period prior to the effective date of the change in control.

Because of the nature of its activities, the Company is subject to various pending and threatened legal actions which arise in the ordinary course of business.  In the opinion of management, liabilities arising from these claims, if any, will not have a material effect on the future consolidated financial position of the Company.

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

The minimum requirements are a common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

discretionary bonuses based on percentages of retained income that could be utilized for such actions. At September 30, 2021, the Bank's CET1 capital exceeded the required capital conservation buffer.

At September 30, 2021 and 2020, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2021 and 2020 under the regulations of the FDIC. The following tables compare the Bank’s actual capital amounts at September 30, 2021 and 2020 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
September 30, 2021	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$188,512	10.7%	$70,240	4.0%	$87,801	5.0%
Risk-based Capital Ratios:
Common equity Tier 1 capital	188,512	20.6	41,257	4.5	59,593	6.5
Tier 1 capital	188,512	20.6	55,009	6.0	73,345	8.0
Total capital	200,002	21.8	73,345	8.0	91,682	10.0

September 30, 2020
Leverage Capital Ratio:
Tier 1 capital	$168,937	11.1%	$60,993	4.0%	$76,241	5.0%
Risk-based Capital Ratios:
Common equity Tier 1 capital	168,937	19.7	38,504	4.5	55,618	6.5
Tier 1 capital	168,937	19.7	51,339	6.0	68,452	8.0
Total capital	179,671	21.0	68,452	8.0	85,566	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2021, Timberland Bancorp would have exceeded all regulatory requirements.

The following table presents the regulatory capital ratios for Timberland Bancorp at September 30, 2021 and 2020 assuming that Timberland Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets (dollars in thousands):

	2021		2020
	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$191,973	11.0%	$172,000	11.3%
Risk-based Capital Ratios:
Common equity Tier 1 capital	191,973	20.9	172,000	20.1
Tier 1 capital	191,973	20.9	172,000	20.1
Total capital	203,475	22.2	182,805	21.3

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Note 19 - Condensed Financial Information - Parent Company Only
Condensed Balance Sheets - September 30, 2021 and 2020
(dollars in thousands)

	2021	2020
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$379	$505
Interest-bearing deposits in banks	2,553	2,128
Total cash and cash equivalents	2,932	2,633

Investment securities held to maturity, at amortized cost (estimated fair value $505 and $499)	500	500
Investment in Bank	203,440	184,567
Other assets	107	23
Total assets	$206,979	$187,723

Liabilities and shareholders’ equity
Accrued expenses	$80	$93
Shareholders’ equity	206,899	187,630
Total liabilities and shareholders’ equity	$206,979	$187,723

Condensed Statements of Income - Years Ended September 30, 2021, 2020 and 2019
(dollars in thousands)

	2021	2020	2019
Operating income
Interest on deposits in banks	$5	$26	$67
Interest on loan receivable from ESOP	—	—	9
Interest on investment securities	24	5	—
Dividends from Bank	9,085	8,762	6,607
Total operating income	9,114	8,793	6,683

Operating expenses	495	554	525

Income before income taxes and equity in undistributed income of Bank	8,619	8,239	6,158
Benefit for income taxes	(238)	(186)	(169)

Income before undistributed income of Bank	8,857	8,425	6,327

Equity in undistributed income of Bank	18,726	15,844	17,693
Net income	$27,583	$24,269	$24,020

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Condensed Statements of Cash Flows - Years Ended September 30, 2021, 2020 and 2019
(dollars in thousands)

	2021	2020	2019
Cash flows from operating activities
Net income	$27,583	$24,269	$24,020
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(18,726)	(15,844)	(17,693)
Earned ESOP shares	—	31	441
Stock option compensation expense	173	182	159
Other, net	(97)	(279)	9
Net cash provided by operating activities	8,933	8,359	6,936

Cash flows from investing activities
Investment in Bank	(149)	(187)	(14,915)
Purchase of investment securities held to maturity	—	(500)	—
Principal repayments on loan receivable from ESOP	—	—	285
Cash acquired, net of cash consideration paid in business combination	—	—	14,284
Net cash used in investing activities	(149)	(687)	(346)

Cash flows from financing activities
Proceeds from exercise of stock options	631	391	401
Repurchase of common stock	(527)	(1,238)	(499)
Payment of dividends	(8,589)	(7,083)	(6,495)
Net cash used in financing activities	(8,485)	(7,930)	(6,593)

Net (decrease) increase in cash and cash equivalents	299	(258)	(3)

Cash and cash equivalents
Beginning of year	2,633	2,891	2,894
End of year	$2,932	$2,633	$2,891

Note 20 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2021, 2020 and 2019 is as follows (dollars in thousands, except per share amounts):

	2021	2020	2019
Basic net income per common share computation
Numerator - net income	$27,583	$24,269	$24,020

Denominator - weighted average common shares outstanding	8,340,983	8,326,600	8,318,928

Basic net income per common share	$3.31	$2.91	$2.89

Diluted net income per common share computation
Numerator - net income	$27,583	$24,269	$24,020

Denominator - weighted average common shares outstanding	8,340,983	8,326,600	8,318,928
Effect of dilutive stock options (1)	103,350	95,886	149,298
Weighted average common shares outstanding-assuming dilution	8,444,333	8,422,486	8,468,226

Diluted net income per common share	$3.27	$2.88	$2.84

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

___________________
(1) For the years ended September 30, 2021, 2020 and 2019, average options to purchase 136,148, 131,186 and 102,920 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share, because their effect would have been anti-dilutive.

Note 21 - Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the years ended September 30, 2021, 2020 and 2019 are as follows (dollars in thousands):

	Changes in fair value of available for sale securities [1]	Changes in OTTI on held to maturity securities [1]	Total [1]
2021
Balance of AOCI at the beginning of period	$87	$(26)	$61
Other comprehensive income (loss)	(12)	10	(2)
Balance of AOCI at the end of period	$75	$(16)	$59

2020
Balance of AOCI at the beginning of period	$90	$(40)	$50
Other comprehensive income (loss)	(3)	14	11
Balance of AOCI at the end of period	$87	$(26)	$61

2019
Balance of AOCI at the beginning of period	$(58)	$(71)	$(129)
Other comprehensive income	85	31	116
Adoption of ASU 2016-01	$63	$—	$63
Balance of AOCI at the end of period	$90	$(40)	$50
___________________
[1] All amounts are net of income taxes.

Note 22 - Fair Value Measurements

Fair value is defined under GAAP as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP requires that valuation techniques maximize the use of observable inputs and minimize the use of unobservable inputs. GAAP also establishes a fair value hierarchy which prioritizes the valuation inputs into three levels. Based on the underlying inputs, each fair value measurement in its entirety is reported in one of three levels. These levels are:

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

The Company's assets measured at fair value on a recurring basis consist of investment securities available for sale and investments in equity securities. The estimated fair values of MBS are based upon market prices of similar securities or observable inputs (Level 2). The estimated fair values of mutual funds are based upon quoted market prices (Level 1).

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2021 and 2020. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2021 and 2020 are as follows (dollars in thousands):

	Estimated Fair Value
September 30, 2021	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$63,176	$—	$63,176
Investments in equity securities
Mutual funds	955	—	—	955
Total	$955	$63,176	$—	$64,131

September 30, 2020
Available for sale investment securities
MBS: U.S. government agencies	$—	$57,907	$—	$57,907
Investments in equity securities
Mutual funds	977	—	—	977
Total	$977	$57,907	$—	$58,884

There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2021 and 2020.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2021 (dollars in thousands):

	Estimated Fair Value
Impaired loans:	Level 1	Level 2	Level 3
Mortgage loans:
Land	$—	$—	$286
Commercial business loans	—	—	123
Total impaired loans	—	—	409

Investment securities – held to maturity:
MBS - Private label residential	—	10	—
OREO and other repossessed assets	—	—	157
Total	$—	$10	$566

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2021 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$409	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	157	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

GAAP requires disclosure of estimated fair values for financial instruments.  Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a fair value for these types of items as of September 30, 2021 and 2020.  Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2021 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$580,196	$580,196	$580,196	$—	$—
CDs held for investment	28,482	28,482	28,482	—	—
Investment securities	132,278	133,286	28,670	104,616	—
Investments in equity securities	955	955	955	—	—
FHLB stock	2,103	2,103	2,103	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,217	3,290	3,290	—	—
Loans receivable, net	968,454	981,905	—	—	981,905
Accrued interest receivable	3,745	3,745	3,745	—	—

Financial Liabilities
Certificates of deposit	134,129	135,178	—	—	135,178
Accrued interest payable	134	134	134	—	—

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2020 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$314,452	$314,452	$314,452	$—	$—
CDs held for investment	65,545	65,545	65,545	—	—
Investment securities	85,797	87,734	—	87,235	499
Investments in equity securities	977	977	977	—	—
FHLB stock	1,922	1,922	1,922	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	4,509	4,664	4,664	—	—
Loans receivable, net	1,013,875	1,034,876	—	—	1,034,876
Accrued interest receivable	4,484	4,484	4,484	—	—

Financial Liabilities
Certificates of deposit	158,524	160,921	—	—	160,921
Accrued interest payable	274	274	274	—	—

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

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

Note 23 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Interest and dividend income	$13,780	$13,865	$13,360	$13,957
Interest expense	(670)	(708)	(793)	(933)
Net interest income	13,110	13,157	12,567	13,024

Non-interest income	3,450	4,266	4,886	4,559
Non-interest expense	(9,017)	(8,613)	(8,551)	(8,410)

Income before income taxes	7,543	8,810	8,902	9,173

Provision for income taxes	1,525	1,786	1,651	1,883
Net income	$6,018	$7,024	$7,251	$7,290

Net income per common share
Basic	$0.72	$0.84	$0.87	$0.88
Diluted	$0.71	$0.83	$0.86	$0.87

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019
Interest and dividend income	$13,593	$13,668	$14,131	$14,191
Interest expense	(1,073)	(1,188)	(1,251)	(1,189)
Net interest income	12,520	12,480	12,880	13,002

Provision for loan losses	500	1,000	2,000	200
Non-interest income	4,715	4,855	3,680	3,938
Non-interest expense	(8,743)	(8,661)	(8,286)	(8,373)

Income before income taxes	7,992	7,674	6,274	8,367

Provision for income taxes	1,635	1,463	1,225	1,715
Net income	$6,357	$6,211	$5,049	$6,652

Net income per common share
Basic (1)	$0.76	$0.75	$0.61	$0.80
Diluted	$0.76	$0.74	$0.60	$0.78
__________________________________________
(1) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2021 and 2020

Note 24 - Revenue from Contracts with Customers

In accordance with ASU 2014-09, Revenue from Contracts with Customers ("ASC 606"), revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration that it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/dispositions of premises and equipment, which are included in non-interest expense. For the year ended September 30, 2021, the Company recognized $3,911,000 in service charges on deposits, $5,084,000 in ATM and debit card interchange fees, $290,000 in escrow fees and $23,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the year ended September 30, 2020, the Company recognized $4,147,000 in service charges on deposits, $4,378,000 in ATM and debit card interchange fees, $273,000 in escrow fees and $22,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

Descriptions of the Company's revenue-generating activities that are within the scope of ASC 606 are as follows:

•Service Charges on Deposits: The Company earns fees from its deposit customers from a variety of deposit products and services. Non-transaction based fees such as account maintenance fees and monthly statement fees are considered to be provided to the customer under a day-to-day contract with ongoing renewals. Revenue for these non-transaction fees are earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Transaction-based fees such as non-sufficient fund charges, stop payment charges and wire fees are recognized at the time that the transaction is executed, as the contract duration does not extend beyond the service performed.

•ATM and Debit Card Interchange Transaction Fees: The Company earns fees from cardholder transactions conducted through third-party payment network providers which consist of interchange fees earned from the payment networks as a debit card issuer. These fees are recognized when the transaction occurs but may settle on a daily or monthly basis.

•Escrow Fees: The Company earns fees from real estate escrow contracts with customers. The Company receives and disburses money and/or property according to the customer's contract. Such fees are recognized when the escrow contract closes.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting

Management of Timberland Bancorp, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) of the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2021.

The management of the Company has assessed the Company's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on September 30, 2021. Management has concluded that the Company complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: December 8, 2021

/s/ Michael R. Sand	/s/ Dean J. Brydon
Michael R. Sand	Dean J. Brydon
President and Chief Executive Officer	Chief Financial Officer

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee, which as of September 30, 2021 was composed of Directors Stoney, Smith, and Suter. Each member of the Audit Committee is “independent” as defined in the Nasdaq Stock Market listing standards.  The Company’s Board of Directors has designated Directors Stoney and Suter as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K.  Directors Stoney, Smith, and Suter are independent as that term is used in Item 7(c) of Schedule 14A promulgated under the Exchange Act.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2021.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

(d)Equity Compensation Plan Information.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	42,000	$9.10	—

Timberland Bancorp, Inc. 2014 Equity Incentive Plan:	245,815	22.92	17,926

Timberland Bancorp, Inc. 2019 Equity Incentive Plan:	119,000	23.33	231,000
Equity compensation plans not approved by security holders	—	—	—

Total	406,815	$21.62	248,926

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (3)
4.2	Description of Capital Stock of Timberland Bancorp, Inc. (4)
10.1	Employee Severance Compensation Plan, as revised (5)
10.2	Employee Stock Ownership Plan (5)
10.3	2003 Stock Option Plan (6)
10.4	Form of Incentive Stock Option Agreement (6)
10.5	Form of Non-qualified Stock Option Agreement (7)
10.6	Form of Management Recognition and Development Award Agreement (7)
10.7	Employment Agreement with Michael R. Sand (8)
10.8	Employment Agreement with Dean J. Brydon (8)
10.9	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (9)
10.10	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (10)
10.11	Form of Incentive Stock Option Agreement (11)
10.12	Form of Non-qualified Stock Option Agreement (11)
10.13	Form of Restricted Stock Grant Agreement (11)
14	Code of Ethics (12)
21	Subsidiaries of the Registrant*
23.1	Consent of Delap LLP*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act*
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act*
101	The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
___________
(1)Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 25, 2021.
(3)Filed as an exhibit to the Registrant's Statement on Form S-1 (333-35817) and incorporated by reference.
(4)Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended September 30, 2019.
(5)Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 16, 2007.
(6)Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(7)Incorporated by reference to Exhibit 99.2 included in the Registrant’s Registration Statement on Form S-8(333-116163).
(8)Incorporated by reference to the Registrant’s Current Report of Form 8-K filed on March 29, 2013.
(9)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.
(10)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 18, 2019.
(11)Incorporated by reference and included in the Registrant's Registration Statement on Form S-8 (333-240040).
(12)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLAND BANCORP, INC.

Date: December 8, 2021	By:	/s/Michael R. Sand
Michael R. Sand
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	President, Chief Executive Officer and	December 8, 2021
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 8, 2021
Jon C. Parker

/s/Dean J. Brydon	Chief Financial Officer	December 8, 2021
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Parul Bhandari	Director	December 8, 2021
Parul Bhandari

/s/Andrea M. Clinton	Director	December 8, 2021
Andrea M. Clinton

/s/Kathy D. Leodler	Director	December 8, 2021
Kathy D. Leodler

/s/David A. Smith	Director	December 8, 2021
David A. Smith

	Director	_______ __, 2021
Michael J. Stoney

/s/Kelly A. Suter	Director	December 8, 2021
Kelly A. Suter