Form 10-Q
period 2021-12-31
TIMBERLAND BANCORP INC
filed 2022-02-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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
Yes ___    No   _☒_

As of February 3, 2022, there were 8,349,996 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and September 30, 2021
(Dollars in thousands, except per share amounts)

	December 31, 2021	September 30, 2021
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$20,539	$26,316
Interest-bearing deposits in banks	537,789	553,880
Total cash and cash equivalents	558,328	580,196

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	24,648	28,482
Investment securities held to maturity, at amortized cost (estimated fair value of $115,199 and $70,109)	114,600	69,102
Investment securities available for sale, at fair value	56,552	63,176
Investments in equity securities, at fair value	946	955
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,103	2,103
Other investments, at cost	3,000	3,000
Loans held for sale	3,700	3,217
Loans receivable, net of allowance for loan losses of $13,468 and $13,469	994,007	968,454
Premises and equipment, net	22,108	22,367
Other real estate owned (“OREO”) and other repossessed assets, net	157	157
Accrued interest receivable	3,938	3,745
Bank owned life insurance (“BOLI”)	22,347	22,193
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	1,185	1,264
Loan servicing rights, net	3,524	3,482
Operating lease right-of-use ("ROU") assets	2,206	2,283
Other assets	2,795	2,873
Total assets	$1,831,275	$1,792,180

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$523,518	$535,212
Interest-bearing	1,083,113	1,035,343
Total deposits	1,606,631	1,570,555

FHLB borrowings	5,000	5,000
Operating lease liabilities	2,285	2,359
Other liabilities and accrued expenses	6,984	7,367
Total liabilities	$1,620,900	$1,585,281
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2021 and September 30, 2021
(Dollars in thousands, except per share amounts)

	December 31, 2021	September 30, 2021
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,348,821 shares issued and outstanding - December 31, 2021 8,355,469 shares issued and outstanding - September 30, 2021	42,436	42,673
Retained earnings	167,897	164,167
Accumulated other comprehensive income	42	59
Total shareholders’ equity	210,375	206,899
Total liabilities and shareholders’ equity	$1,831,275	$1,792,180
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2021 and 2020
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Interest and dividend income
Loans receivable and loans held for sale	$12,622	$13,318
Investment securities	405	301
Dividends from mutual funds, FHLB stock and other investments	27	28
Interest-bearing deposits in banks and CDs	288	310
Total interest and dividend income	13,342	13,957

Interest expense
Deposits	631	904
FHLB borrowings	15	29
Total interest expense	646	933

Net interest income	12,696	13,024

Provision for loan losses	—	—

Net interest income after provision for loan losses	12,696	13,024

Non-interest income
Net recoveries on investment securities	8	5
Service charges on deposits	913	1,055
ATM and debit card interchange transaction fees	1,277	1,156
BOLI net earnings	154	149
Gain on sales of loans, net	663	2,002
Escrow fees	78	105
Valuation recovery (allowance) on loan servicing rights, net	119	(236)
Other, net	230	323
Total non-interest income, net	3,442	4,559

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2021 and 2020
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Non-interest expense
Salaries and employee benefits	$5,171	$4,613
Premises and equipment	928	957
Advertising	166	156
OREO and other repossessed assets, net	(18)	(26)
ATM and debit card interchange transaction fees	464	431
Postage and courier	136	138
State and local taxes	255	283
Professional fees	271	231
Federal Deposit Insurance Corporation ("FDIC") insurance	128	96
Loan administration and foreclosure	104	80
Data processing and telecommunications	613	606
Deposit operations	299	284
Amortization of CDI	79	90
Other	668	471
Total non-interest expense, net	9,264	8,410

Income before income taxes	6,874	9,173

Provision for income taxes	1,389	1,883

Net income	$5,485	$7,290

Net income per common share
Basic	$0.66	$0.88
Diluted	$0.65	$0.87

Weighted average common shares outstanding
Basic	8,356,066	8,313,493
Diluted	8,448,900	8,412,744

Dividends paid per common share	$0.21	$0.20

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2021	2020
Comprehensive income
Net income	$5,485	$7,290
Other comprehensive income (loss)
Unrealized holding loss on investment securities available for sale, net of income taxes of $(5) and $(3), respectively	(18)	(17)
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0 and $0, respectively	1	—
Total other comprehensive loss, net of income taxes	(17)	(17)

Total comprehensive income	$5,468	$7,273

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2021 and 2020
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2020	8,310,793	$42,396	$145,173	$61	$187,630
Net income	—	—	7,290	—	7,290
Other comprehensive loss	—	—	—	(17)	(17)
Repurchase of common stock	(2,900)	(58)	—	—	(58)
Exercise of stock options	9,900	96	—	—	96
Common stock dividends ($0.20 per common share)	—	—	(1,662)	—	(1,662)
Stock option compensation expense	—	46	—	—	46
Balance, December 31, 2020	8,317,793	$42,480	$150,801	$44	$193,325

Balance, September 30, 2021	8,355,469	$42,673	$164,167	$59	$206,899
Net income	—	—	5,485	—	5,485
Other comprehensive loss	—	—	—	(17)	(17)
Repurchase of common stock	(15,548)	(433)	—	—	(433)
Exercise of stock options	8,900	130	—	—	130
Common stock dividends ($0.21 per common share)	—	—	(1,755)	—	(1,755)
Stock option compensation expense	—	66	—	—	66
Balance, December 31, 2021	8,348,821	$42,436	$167,897	$42	$210,375

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31
	2021	2020
Cash flows from operating activities
Net income	$5,485	$7,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	358	391
Deferred income taxes	266	51
Accretion of discount on purchased loans	(57)	(121)
Amortization of CDI	79	90
Stock option compensation expense	66	46
Net recoveries on investment securities	(8)	(5)
Change in fair value of investments in equity securities	9	3
Amortization (accretion) of discounts and premiums on securities	101	(27)
Gain on sales of OREO and other repossessed assets, net	—	(21)
Gain on sales of loans, net	(663)	(2,002)
Loans originated for sale	(22,379)	(48,199)
Proceeds from sales of loans	22,559	43,839
Amortization of loan servicing rights	299	257
Valuation recovery (allowance) on loan servicing rights, net	(119)	236
BOLI net earnings	(154)	(149)
Decrease in deferred loan origination fees	(604)	(987)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(978)	162
Net cash provided by operating activities	4,260	854

Cash flows from investing activities
Net decrease in CDs held for investment	3,834	15,916
Purchase of investment securities held to maturity	(48,486)	—
Purchase of investment securities available for sale	—	(10,267)
Proceeds from maturities and prepayments of investment securities held to maturity	2,995	3,444
Proceeds from maturities and prepayments of investment securities available for sale	6,502	2,360
Decrease (increase) in loans receivable, net	(24,892)	7,674
Additions to premises and equipment	(99)	(109)
Proceeds from sales of OREO and other repossessed assets	—	803
Net cash (used in) provided by investing activities	(60,146)	19,821

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2021 and 2020
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31
	2021	2020
Cash flows from financing activities
Net increase in deposits	$36,076	$16,710
Proceeds from exercise of stock options	130	96
Repurchase of common stock	(433)	(58)
Payment of dividends	(1,755)	(1,662)
Net cash provided by financing activities	34,018	15,086

Net increase (decrease) in cash and cash equivalents	(21,868)	35,761
Cash and cash equivalents
Beginning of period	580,196	314,452
End of period	$558,328	$350,213

Supplemental disclosure of cash flow information
Interest paid	$656	$980

Supplemental disclosure of non-cash investing activities
Other comprehensive loss related to investment securities	$(17)	$(17)

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 (“2021 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2022.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2021 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2021 and September 30, 2021 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
Held to maturity
U.S. Treasury and U.S. government agency securities	$67,195	$95	$(285)	$67,005
Mortgage-backed securities ("MBS"):
U.S. government agencies	23,550	781	(192)	24,139
Private label residential	23,355	292	(94)	23,553
Bank issued trust preferred securities	500	2	—	502
Total	$114,600	$1,170	$(571)	$115,199

Available for sale
MBS: U.S. government agencies	$56,481	$180	$(109)	$56,552
Total	$56,481	$180	$(109)	$56,552

September 30, 2021
Held to maturity
U.S. Treasury and U.S. government agency securities	$28,760	$8	$(99)	$28,669
MBS:
U.S. government agencies	25,913	936	(122)	26,727
Private label residential	13,929	302	(23)	14,208
Bank issued trust preferred securities	500	5	—	505
Total	$69,102	$1,251	$(244)	$70,109

Available for sale
MBS: U.S. government agencies	$63,080	$210	$(114)	$63,176
Total	$63,080	$210	$(114)	$63,176

Held to maturity and available for sale investment securities with unrealized losses were as follows as of December 31, 2021 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$40,171	$(285)	10	$—	$—	—	$40,171	$(285)
Private label residential	8,213	(192)	5	14	—	3	8,227	(192)
U.S. Treasury and U.S. government agency securities	17,041	(94)	9	1	—	1	17,042	(94)
Total	$65,425	$(571)	24	$15	$—	4	$65,440	$(571)

Available for sale
MBS:
U.S. government agencies	$9,941	$(66)	10	$13,439	$(43)	7	$23,380	$(109)
Total	$9,941	$(66)	10	$13,439	$(43)	7	$23,380	$(109)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2021 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
MBS:
U.S. government agencies	$8,091	$(122)	5	$15	$—	3	$8,106	$(122)
Private label residential	9,712	(23)	4	1	—	1	9,713	(23)
U.S. Treasury and U.S. government agency securities	18,795	(99)	5	—	—	—	18,795	(99)
Total	$36,598	$(244)	14	$16	$—	4	$36,614	$(244)

Available for sale
MBS:
U.S. government agencies	$20,146	$(103)	13	$5,491	$(11)	3	$25,637	$(114)
Total	$20,146	$(103)	13	$5,491	$(11)	3	$25,637	$(114)

The Company has evaluated the investment securities in the above tables and has determined that the declines in their fair value are temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Further, as of December 31, 2021, management does not have the intent to sell any of the securities classified as available for sale for which the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of December 31, 2021 and 2020:

	Range		Weighted
	Minimum	Maximum	Average
December 31, 2021
Constant prepayment rate	6.00%	15.00%	12.50%
Collateral default rate	1.56%	22.67%	12.14%
Loss severity rate	—%	13.95%	3.30%

December 31, 2020
Constant prepayment rate	6.00%	15.00%	9.23%
Collateral default rate	1.50%	23.73%	13.58%
Loss severity rate	—%	10.07%	3.44%

The following table presents the OTTI recoveries for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
	Held To Maturity	Held To Maturity
Total recoveries	$8	$5
Net recoveries recognized in earnings (1)	$8	$5

_________________
(1) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended December 31,
	2021	2020
Beginning balance of credit loss	$853	$885
Subtractions:
Net realized gain (losses) previously recorded as credit losses	1	(3)
Recovery of prior credit loss	(4)	(5)
Ending balance of credit loss	$850	$877

During the three months ended December 31, 2021, the Company recorded a $3,000 net realized loss (as a result of investment securities being deemed worthless) on 15 held to maturity investment securities. During the three months ended December 31, 2020, the Company recorded a $3,000 net realized loss (as a result of investment securities being deemed worthless) on 15 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $89.58 million and $97.60 million at December 31, 2021 and September 30, 2021, respectively.

The contractual maturities of debt securities at December 31, 2021 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$—	$—	$744	$743
Due after one year to five years	35,148	35,214	3,710	3,709
Due after five years to ten years	51,072	51,272	13,432	13,454
Due after ten years	28,380	28,713	38,595	38,646
Total	$114,600	$115,199	$56,481	$56,552

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

As of December 31, 2021, management believes that there have been no events or changes in the circumstances since May 31, 2021 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or decreases in the Company's stock price and market capitalization as a result of the novel coronavirus of 2019 ("COVID-19") pandemic were to be deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition. The recorded amount of goodwill at December 31, 2021 and September 30, 2021 remained unchanged at $15.13 million.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2021, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at December 31, 2021 and September 30, 2021 (dollars in thousands):

	December 31, 2021		September 30, 2021
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$129,151	11.6%	$119,935	11.1%
Multi-family	84,180	7.5	87,563	8.1
Commercial	497,361	44.5	470,650	43.5
Construction - custom and owner/builder	116,267	10.4	109,152	10.1
Construction - speculative one- to four-family	18,255	1.6	17,813	1.6
Construction - commercial	42,611	3.8	43,365	4.0
Construction - multi-family	54,710	4.9	52,071	4.8
Construction - land development	13,680	1.2	10,804	1.0
Land	18,568	1.7	19,936	1.8
Total mortgage loans	974,783	87.2	931,289	86.0

Consumer loans:
Home equity and second mortgage	34,375	3.1	32,988	3.1
Other	2,462	0.2	2,512	0.2
Total consumer loans	36,837	3.3	35,500	3.3

Commercial loans:
Commercial business	85,006	7.6	74,579	6.9
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	21,397	1.9	40,922	3.8
Total commercial loans	106,403	9.5%	115,501	10.7

Total loans receivable	1,118,023	100.0%	1,082,290	100.0%
Less:
Undisbursed portion of construction loans in process	106,009		95,224
Deferred loan origination fees, net	4,539		5,143
Allowance for loan losses	13,468		13,469
Subtotal	124,016		113,836
Loans receivable, net	$994,007		$968,454
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $3,700 and $3,217 at December 31, 2021 and September 30, 2021, respectively.

Loans receivable at December 31, 2021 and September 30, 2021 are reported net of unamortized discounts totaling $392,000 and $449,000, respectively.

Allowance for Loan Losses

The following tables set forth information for the three months ended December 31, 2021 and 2020 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2021
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,154	$83	$—	$—	$1,237
Multi-family	765	(17)	—	—	748
Commercial	6,813	(6)	—	—	6,807
Construction – custom and owner/builder	644	27	—	—	671
Construction – speculative one- to four-family	188	(35)	—	—	153
Construction – commercial	784	(191)	—	—	593
Construction – multi-family	436	24	—	—	460
Construction – land development	124	33	—	—	157
Land	470	(35)	—	—	435
Consumer loans:
Home equity and second mortgage	528	4	—	—	532
Other	50	(1)	(1)	—	48
Commercial business loans	1,513	114	—	—	1,627
Total	$13,469	$—	$(1)	$—	$13,468

	Three Months Ended December 31, 2020
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,163	$(28)	$—	$—	$1,135
Multi-family	718	39	—	—	757
Commercial	7,144	(8)	—	—	7,136
Construction – custom and owner/builder	832	(62)	—	—	770
Construction – speculative one- to four-family	158	24	—	—	182
Construction – commercial	420	138	—	—	558
Construction – multi-family	238	(52)	—	—	186
Construction – land development	133	(10)	—	—	123
Land	572	(103)	—	5	474
Consumer loans:
Home equity and second mortgage	593	12	—	—	605
Other	71	(18)	—	4	57
Commercial business loans	1,372	68	—	9	1,449
Total	$13,414	$—	$—	$18	$13,432

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at December 31, 2021 and September 30, 2021 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2021
Mortgage loans:
One- to four-family	$—	$1,237	$1,237	$582	$128,569	$129,151
Multi-family	—	748	748	—	84,180	84,180
Commercial	—	6,807	6,807	3,037	494,324	497,361
Construction – custom and owner/builder	—	671	671	—	63,748	63,748
Construction – speculative one- to four-family	—	153	153	—	8,760	8,760
Construction – commercial	—	593	593	—	32,290	32,290
Construction – multi-family	—	460	460	—	27,122	27,122
Construction – land development	—	157	157	—	7,594	7,594
Land	78	357	435	675	17,893	18,568
Consumer loans:
Home equity and second mortgage	—	532	532	456	33,919	34,375
Other	—	48	48	5	2,457	2,462
Commercial business loans	176	1,451	1,627	459	84,547	85,006
SBA PPP loans	—	—	—	—	21,397	21,397
Total	$254	$13,214	$13,468	$5,214	$1,006,800	$1,012,014

September 30, 2021
Mortgage loans:
One- to four-family	$—	$1,154	$1,154	$407	$119,528	$119,935
Multi-family	—	765	765	—	87,563	87,563
Commercial	—	6,813	6,813	3,143	467,507	470,650
Construction – custom and owner/builder	—	644	644	—	61,003	61,003
Construction – speculative one- to four-family	—	188	188	—	9,657	9,657
Construction – commercial	—	784	784	—	38,931	38,931
Construction – multi-family	—	436	436	—	22,888	22,888
Construction – land development	—	124	124	—	5,502	5,502
Land	76	394	470	683	19,253	19,936
Consumer loans:
Home equity and second mortgage	—	528	528	516	32,472	32,988
Other	—	50	50	17	2,495	2,512
Commercial business loans	171	1,342	1,513	458	74,121	74,579
SBA PPP loans	—	—	—	—	40,922	40,922
Total	$247	$13,222	$13,469	$5,224	$981,842	$987,066

The following tables present an analysis of loans by aging category and portfolio segment at December 31, 2021 and September 30, 2021 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2021
Mortgage loans:
One- to four-family	$23	$—	$582	$—	$605	$128,546	$129,151
Multi-family	—	—	—	—	—	84,180	84,180
Commercial	34	183	675	—	892	496,469	497,361
Construction – custom and owner/builder	—	143	—	—	143	63,605	63,748
Construction – speculative one- to four-family	—	—	—	—	—	8,760	8,760
Construction – commercial	—	—	—	—	—	32,290	32,290
Construction – multi-family	—	—	—	—	—	27,122	27,122
Construction – land development	—	—	—	—	—	7,594	7,594
Land	—	—	676	—	676	17,892	18,568
Consumer loans:
Home equity and second mortgage	—	—	456	—	456	33,919	34,375
Other	—	—	5	—	5	2,457	2,462
Commercial business loans	—	—	459	—	459	84,547	85,006
SBA PPP loans	—	—	—	—	—	21,397	21,397
Total	$57	$326	$2,853	$—	$3,236	$1,008,778	$1,012,014

September 30, 2021
Mortgage loans:
One- to four-family	$—	$180	$407	$—	$587	$119,348	$119,935
Multi-family	—	—	—	—	—	87,563	87,563
Commercial	—	—	773	—	773	469,877	470,650
Construction – custom and owner/builder	—	—	—	—	—	61,003	61,003
Construction – speculative one- to four-family	—	—	—	—	—	9,657	9,657
Construction – commercial	—	—	—	—	—	38,931	38,931
Construction – multi-family	—	—	—	—	—	22,888	22,888
Construction – land development	—	—	—	—	—	5,502	5,502
Land	—	—	683	—	683	19,253	19,936
Consumer loans:
Home equity and second mortgage	—	—	516	—	516	32,472	32,988
Other	—	—	17	—	17	2,495	2,512
Commercial business loans	5		458		463	74,116	74,579
SBA PPP loans	—	—	—	—	—	40,922	40,922
Total	$5	$180	$2,854	$—	$3,039	$984,027	$987,066
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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At December 31, 2021 and September 30, 2021, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2021 and September 30, 2021, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at December 31, 2021 and September 30, 2021 (dollars in thousands):

	Loan Grades
December 31, 2021	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$127,984	$47	$533	$587	$129,151
Multi-family	84,180	—	—	—	84,180
Commercial	483,057	5,326	2,919	6,059	497,361
Construction – custom and owner/builder	62,024	1,724	—	—	63,748
Construction – speculative one- to four-family	8,760	—	—	—	8,760
Construction – commercial	30,773	—	1,517	—	32,290
Construction – multi-family	27,122	—	—	—	27,122
Construction – land development	7,562	—	—	32	7,594
Land	17,288	549	—	731	18,568
Consumer loans:
Home equity and second mortgage	33,635	145	—	595	34,375
Other	2,391	66	—	5	2,462
Commercial business loans	84,473	—	33	500	85,006
SBA PPP loans	21,397	—	—	—	21,397
Total	$990,646	$7,857	$5,002	$8,509	$1,012,014

September 30, 2021
Mortgage loans:
One- to four-family	$118,857	$129	$537	$412	$119,935
Multi-family	87,563	—	—	—	87,563
Commercial	456,188	10,285	2,921	1,256	470,650
Construction – custom and owner/builder	59,699	1,304	—	—	61,003
Construction – speculative one- to four-family	9,657	—	—	—	9,657
Construction – commercial	37,414	—	1,517	—	38,931
Construction – multi-family	22,888	—	—	—	22,888
Construction – land development	5,467	—	—	35	5,502
Land	18,648	558	—	730	19,936
Consumer loans:
Home equity and second mortgage	32,190	145	—	653	32,988
Other	2,465	30	—	17	2,512
Commercial business loans	73,992	49	37	501	74,579
SBA PPP loans	40,922	—	—	—	40,922
Total	$965,950	$12,500	$5,012	$3,604	$987,066

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

The following table is a summary of information related to impaired loans by portfolio segment as of December 31, 2021 and for the three months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Year to Date ("YTD") Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$582	$625	$—	$495	$8	$8
Commercial	3,037	3,037	—	3,090	40	31
Land	313	313	—	317	—	—
Consumer loans:
Home equity and second mortgage	456	456	—	486	—	—
Other	5	5	—	11	—	—
Commercial business loans	160	163	—	163	—	—
Subtotal	4,553	4,599	—	4,562	48	39

With an allowance recorded:
Mortgage loans:
Land	362	362	78	362	—	—
Commercial business loans	299	299	176	297	—	—
Subtotal	661	661	254	659	—	—

Total:
Mortgage loans:
One- to four-family	582	625	—	495	8	8
Commercial	3,037	3,037	—	3,090	40	31
Land	675	675	78	679	—	—
Consumer loans:
Home equity and second mortgage	456	456	—	486	—	—
Other	5	5	—	11	—	—
Commercial business loans	459	462	176	460	—	—
Total	$5,214	$5,260	$254	$5,221	$48	$39
______________________________________________
(1)For the three months ended December 31, 2021.

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
Total
Mortgage loans:
One- to four-family	407	450	—	752	58	52
Commercial	3,143	3,143	—	3,039	159	127
Land	683	683	76	364	2	2
Consumer loans:
Home equity and second mortgage	516	516	—	552	1	1
Other	17	17	—	12	—	—
Commercial business loans	458	462	171	485	—	—
Total	$5,224	$5,271	$247	$5,204	$220	$182
_____________________________________________
(1) For the year ended September 30, 2021.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $2.54 million and $2.55 million in TDRs included in impaired loans at December 31, 2021 and September 30, 2021, respectively, and had no commitments at these dates to lend additional funds on these loans.  There was no allowance for loan losses allocated to TDRs at December 31, 2021 and September 30, 2021. There were no TDRs for which there was a payment default within the first 12 months of the modification during the three months ended December 31, 2021.

The Coronavirus Aid, Relief, and Economic Security Act of 2020 signed into law on March 27, 2020 ("CARES Act") provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers are considered current under the CARES Act and related regulatory guidance if they are less than 30 days past due on their contractual payments at the time a modification program is implemented. On December 27, 2020, the Consolidated Appropriations Act, 2021 ("CAA 2021") was signed into law. Among other purposes, this act provided coronavirus emergency response and relief, including extending relief offered under the CARES Act related to restructured loans as a result of COVID-19, this provision ended on January 1, 2022.

In response to requests from borrowers and in accordance with the CARES Act and related regulatory guidance, the Company made payment deferral COVID-19 related modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. All of these borrowers had resumed making payments as of December 31, 2021. Loan modifications in accordance with the CARES Act and related regulatory guidance are still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired. See Note 10 - Recent Accounting Pronouncements.

There were no loans with COVID-19 loan modifications on deferral status outstanding at December 31, 2021. The following table set forth information with respect to COVID-19 loan modifications on deferral status at September 30, 2021 (dollars in thousands):

COVID-19 Loan Modifications	September 30, 2021
Mortgage loans	Number	Balance	Percent
One- to four-family	1	$323	100.0%
Total COVID-19 Modifications	1	$323	100.0%

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of December 31, 2021 and September 30, 2021 (dollars in thousands):

	December 31, 2021
	Accruing	Non- Accrual	Total
Mortgage loans:
Commercial	$2,361	$—	$2,361
Land	—	116	116
Consumer loans:
Home equity and second mortgage	—	62	62
Total	$2,361	$178	$2,539

	September 30, 2021
	Accruing	Non- Accrual	Total
Mortgage loans:
Commercial	$2,371	$—	$2,371
Land	—	119	119
Consumer loans:
Home equity and second mortgage	—	63	63
Total	$2,371	$182	$2,553

There were no new TDRs recognized during the three months ended December 31, 2021 or during the year ended September 30, 2021.

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

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three months ended December 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Lease cost:
Operating lease cost	$94	$93
Short-term lease cost	—	—
Total lease cost	$94	$93

The following table provides supplemental information related to operating leases at or for the three months ended December 31, 2021 and the year ended September 30, 2021 (dollars in thousands):

	At or For Three Months Ended December 31, 2021		At or For the Year Ended September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$87		$327
Weighted average remaining lease term-operating leases	8.2	years	8.4	years
Weighted average discount rate-operating leases	2.24%		2.24%

The Company's leases typically do not contain a discount rate implicit in the lease contracts. As an alternative, the weighted average discount rate used to estimate the present value of future lease payments in calculating the value of the ROU asset and liability was determined by utilizing the September 30, 2019 fixed-rate advances issued by the FHLB, for all leases entered into prior to the October 1, 2019 adoption date.

Maturities of operating lease liabilities at December 31, 2021 for future fiscal years are as follows (dollars in thousands):

Remainder of 2022	$255
2023	310
2024	313
2025	317
2026	284
Thereafter	1,038
Total lease payments	2,517
Less imputed interest	232
Total	$2,285

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

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2021 and 2020 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2021	2020
Basic net income per common share computation
Numerator – net income	$5,485	$7,290

Denominator – weighted average common shares outstanding	8,356,066	8,313,493

Basic net income per common share	$0.66	$0.88

Diluted net income per common share computation
Numerator – net income	$5,485	$7,290

Denominator – weighted average common shares outstanding	8,356,066	8,313,493
Effect of dilutive stock options (1)	92,834	99,251
Weighted average common shares outstanding - assuming dilution	8,448,900	8,412,744

Diluted net income per common share	$0.65	$0.87
____________________________________________
(1) For the three months ended December 31, 2021 and 2020, average options to purchase 210,052 and 137,650 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per share, because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three months ended December 31, 2021 and 2020 are as follows (dollars in thousands):

	Three Months Ended December 31, 2021
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$75	$(16)	$59
Other comprehensive loss	(18)	1	(17)
Balance of AOCI at the end of period	$57	$(15)	$42

	Three Months Ended December 31, 2020
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$87	$(26)	$61
Other comprehensive loss	(17)	—	(17)
Balance of AOCI at the end of period	$70	$(26)	$44

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees, including officers, and 50,000 shares are reserved to be awarded to directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At December 31, 2021, there were 21,520 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At December 31, 2021, there were 238,000 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

At both December 31, 2021 and 2020, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the three months ended December 31, 2021 and 2020.

Stock option activity for the three months ended December 31, 2021 and 2020 is summarized as follows:

	Three Months Ended December 31, 2021		Three Months Ended December 31, 2020
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	406,815	$21.62	395,349	$18.45
Exercised	(8,900)	14.63	(9,900)	9.70
Granted	1,000	27.25	1,500	19.13
Forfeited	(11,594)	25.28	(2,320)	26.69
Options outstanding, end of period	387,321	$21.70	384,629	$18.62

The fair value of stock options is determined using the Black-Scholes valuation model.

The weighted average assumptions for options granted during the three months ended December 31, 2021 were as follows:

Expected volatility	34%
Expected life (in years)	5
Expected dividend yield	3.49%
Risk free interest rate	1.22%
Grant date fair value per share	$5.88

The aggregate intrinsic value of options exercised during the three months ended December 31, 2021 and 2020 was $123,000 and $120,000, respectively.

At December 31, 2021, there were 176,670 unvested options with an aggregate grant date fair value of $844,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2021 was $568,000.  There were 200 options vested during the three months ended December 31, 2021 with a total fair value of $1,000.

At December 31, 2020, there were 158,572 unvested options with an aggregate grant date fair value of $567,000. There were 200 options that vested during the three months ended December 31, 2020.

Additional information regarding options outstanding at December 31, 2021 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$5.86	-	6.00	4,000	$5.93	0.8	4,000	$5.93	0.8
9.00			26,000	9.00	1.8	26,000	9.00	1.8
10.26	-	10.71	57,875	10.57	3.2	57,875	10.57	3.2
15.67	-	19.13	92,300	16.52	7.5	40,980	16.04	5.9
26.50	-	27.25	43,016	27.13	7.8	17,596	27.13	7.8
28.23	-	29.69	125,050	28.81	8.2	40,200	29.69	5.8
31.80			39,080	31.80	6.8	24,000	31.80	6.8
			387,321	$21.70	6.6	210,651	$18.80	4.8

The aggregate intrinsic value of options outstanding at December 31, 2021 and 2020 was $2.62 million and $2.88 million, respectively.

As of December 31, 2021, unrecognized compensation cost related to unvested stock options was $844,000, which is expected to be recognized over a weighted average life of 2.42 years.

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

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2021 and September 30, 2021. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2021 and September 30, 2021 were as follows (dollars in thousands):

December 31, 2021	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$56,552	$—	$56,552
Investments in equity securities
Mutual funds	946	—	—	946
Total	$946	$56,552	$—	$57,498

September 30, 2021	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$63,176	$—	$63,176
Investments in equity securities
Mutual funds	955	—	—	955
Total	$955	$63,176	$—	$64,131

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2021 and the year ended September 30, 2021.

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

The Company uses the following methods and significant assumptions to estimate fair value on a non-recurring basis:

Impaired Loans: The estimated fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis.  The specific reserve for collateral dependent impaired loans is based on the estimated fair value of the collateral less estimated costs to sell, if applicable.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of the comparable collateral included in the appraisal and known changes in the market and in the underlying collateral. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2021 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Mortgage loans:
Land	$—	$—	$284
Commercial business loans	—	—	123
Total impaired loans	—	—	407
Investment securities – held to maturity:
MBS - private label residential	—	1	—
OREO and other repossessed assets	—	—	157
Total	$—	$1	$564

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2021 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Impaired loans	$407	Market approach	Appraised value less estimated selling costs	NA

OREO and other repossessed assets	$157	Market approach	Lower of appraised value or listing price less estimated selling costs	NA

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

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a representative fair value for these types of items as of December 31, 2021 and September 30, 2021. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with GAAP, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of December 31, 2021 and September 30, 2021 (dollars in thousands):

	December 31, 2021
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$558,328	$558,328	$558,328	$—	$—
CDs held for investment	24,648	24,648	24,648	—	—
Investment securities	171,152	171,751	67,005	104,746	—
Investments in equity securities	946	946	946	—	—
FHLB stock	2,103	2,103	2,103	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,700	3,790	3,790	—	—
Loans receivable, net	994,007	1,004,899	—	—	1,004,899
Accrued interest receivable	3,938	3,938	3,938	—	—

Financial liabilities
Certificates of deposit	132,155	133,005	—	—	133,005
Accrued interest payable	124	124	124	—	—

	September 30, 2021
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$580,196	$580,196	$580,196	$—	$—
CDs held for investment	28,482	28,482	28,482	—	—
Investment securities	132,278	133,286	28,670	104,616	—
Investments in equity securities	955	955	955	—	—
FHLB stock	2,103	2,103	2,103	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,217	3,290	3,290	—	—
Loans receivable, net	968,454	981,905	—	—	981,905
Accrued interest receivable	3,745	3,745	3,745	—	—

Financial liabilities
Certificates of deposit	134,129	135,178	—	—	135,178
Accrued interest payable	134	134	134	—	—

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidelines. ASU 2019-12 was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2019-12 effective October 1, 2021, and it did not have a material impact on the Company's consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of December 31, 2021. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended December 31, 2021, the Company recognized $913,000 in service charges on deposits, $1.3 million in ATM and debit card interchange fees, $78,000 in escrow fees, and $2,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the three months ended December 31, 2020, the Company recognized $1.1 million in service charges on deposits, $1.2 million in ATM and debit card interchange fees, $105,000 in escrow fees, and $3,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2021.

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally, resulting from the ongoing COVID-19 pandemic and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the potential transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; the impact of the Dodd Frank Wall Street Reform and Consumer Protection Act and implementing regulations; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services including the CARES Act and the CAA 2021; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2021 Form 10-K. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements that we make are based upon management’s beliefs and assumptions at the time that they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal year 2022 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company’s consolidated financial condition and results of operations as well as its stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At December 31, 2021, the Company had total assets of $1.83 billion, net loans receivable of $994.01 million, total deposits of $1.61 billion and total shareholders’ equity of $210.38 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank's operations.

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

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company did not record a provision for loan losses for the three months ended December 31, 2021 and 2020, primarily reflecting the improving economy and resulting decline in forecasted probable loan losses from COVID-19 during these periods.

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

The Company has worked with loan customers on loan deferral and forbearance plans. In response to requests from borrowers, the Company made payment deferral modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. All borrowers who were granted COVID-19 deferrals have resumed making regular payments as of December 31, 2021. The Company will continue to work on forbearance plans with customers impacted by the COVID-19 pandemic as needed going forward. The CARES Act also authorized the SBA to temporarily guarantee loans under a new loan program called the Paycheck Protection Program ("PPP"). As a qualified SBA lender, the Company was automatically authorized to originate PPP loans in April 2020 and originated $127.54 million in PPP loans through the program's initial conclusion in August 2020. The CAA 2021, which was signed into law on December 27, 2020, renewed and extended the PPP until May 31, 2021. As a result, the Company began originating PPP loans again in January 2021. As of December 31, 2021, the Company had $21.40 million in PPP loans to new and existing customers who are small to midsize businesses as well as non-profit organizations, independent contractors, and partnerships as allowed under PPP guidance.

Net income is also affected by non-interest income and non-interest expense.  For the three months ended December 31, 2021, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2021 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2021 Form 10-K.

Comparison of Financial Condition at December 31, 2021 and September 30, 2021

The Company’s total assets increased by $39.10 million, or 2.2%, to $1.831 billion at December 31, 2021 from $1.792 billion at September 30, 2021.  The increase in total assets was primarily due to an increase in held to maturity investment securities and an increase in loans receivable, which was partially offset by decreases in total cash and cash equivalents and CDs held for investment. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $25.55 million, or 2.6%, to $994.01 million at December 31, 2021 from $968.45 million at September 30, 2021, primarily due to increases in commercial real estate loans, construction loans, one-to four-family and commercial business loans (other than SBA PPP loans) and in several other loan categories. These increases to net loans receivable were partially offset by a decrease in SBA PPP loans, an increase in the undisbursed portion of construction loans in process, and smaller decreases in several other loan categories.

Total deposits increased by $36.08 million, or 2.3%, to $1.607 billion at December 31, 2021 from $1.571 billion at September 30, 2021, primarily due to increases in NOW checking account balances, money market account balances, and savings account balances. These increases were partially offset by decreases in non-interest bearing account balances and in certificates of deposit account balances.

Shareholders’ equity increased by $3.48 million, or 1.7%, to $210.38 million at December 31, 2021 from $206.90 million at September 30, 2021.  The increase in shareholders' equity was primarily due to net income, partially offset by the payment of dividends to common shareholders and the repurchase of common stock.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $25.70 million, or 4.2%, to $582.98 million at December 31, 2021 from $608.68 million at September 30, 2021. The decrease was primarily a result of deploying funds earning a nominal yield into higher-earning loans originations and investment securities.

Investment Securities:  Investment securities (including investments in equity securities) increased by $38.87 million, or 29.2%, to $172.10 million at December 31, 2021 from $133.23 million at September 30, 2021. This increase was primarily due to the purchase of additional mortgage-backed investment securities and U.S. Treasury securities during the three months ended December 31, 2021 as the Company placed a portion of its excess overnight liquidity into higher-earning investment securities during the period. These increases were partially offset by maturities, prepayments and scheduled amortization of other investment securities. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock was $2.10 million at December 31, 2021 and September 30, 2021.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both December 31, 2021 and September 30, 2021. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $25.55 million, or 2.6%, to $994.01 million at December 31, 2021 from $968.45 million at September 30, 2021.  The increase was primarily due to a $26.71 million increase in commercial real estate loans, a $12.32 million increase in construction loans, a $10.43 million increase in commercial business loans (other than SBA PPP loans), a $9.22 million increase in one- to four-family loans and smaller increases in other categories. These increases were partially offset by a $19.53 million decrease in SBA PPP loans, a $10.79 million increase in the undisbursed portion of construction loans in process, and smaller decreases in several other categories. The SBA PPP loan balances decreased primarily due to borrowers applying for forgiveness from the SBA and the loans being subsequently paid off by the SBA.

Loan originations increased by $20.02 million, or 12.8%, to $176.60 million for the three months ended December 31, 2021 from $156.58 million for the three months ended December 31, 2020.  The increase in loan originations was primarily due to an increase in the amount of commercial real estate loans and commercial business loans (non-PPP) funded. The Company continued to sell longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also periodically sells the guaranteed portion of SBA loans.  Sales of fixed-rate one- to four-family mortgage loans decreased by $21.28 million, or 48.5%, to $22.56 million for the three months ended December 31, 2021 from $43.84 million for the three months ended December 31, 2020, primarily due to decreased refinance activity for one- to four-family loans, as mortgage refinance activity diminished as market interest rates increased.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $259,000, or 1.2%, to $22.11 million at December 31, 2021 from $22.37 million at September 30, 2021.  This decrease was primarily due to normal depreciation.

OREO (Other Real Estate Owned): OREO and other repossessed assets was $157,000 at December 31, 2021 and September 30, 2021.  At December 31, 2021, total OREO and other repossessed assets consisted of three land parcels totaling $157,000.

BOLI (Bank Owned Life Insurance): BOLI increased by $153,000 or 0.70%, to $22.35 million at December 31, 2021 from $22.19 million at September 30, 2021. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both December 31, 2021 and September 30, 2021. CDI decreased by $79,000, or 6.3%, to $1.19 million at December 31, 2021 from $1.26 million at September 30, 2021 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Deposits: Deposits increased by $36.08 million, or 2.3%, to $1.61 billion at December 31, 2021 from $1.57 billion at September 30, 2021. The increase was primarily due to a $28.98 million increase in NOW checking account balances, a $12.03 million increase in money market account balances, and an $8.73 million increase in savings account balances. These increases were partially offset by an $11.69 million decrease in non-interest bearing account balances and a $1.97 million decrease in certificates of deposit account balances.

Deposits consisted of the following at December 31, 2021 and September 30, 2021 (dollars in thousands):

	December 31, 2021		September 30, 2021
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$523,518	32.5%	$535,212	34.1%
NOW checking	459,079	28.5	430,097	27.4
Savings	269,423	16.8	260,689	16.6
Money market	211,837	13.2	199,045	12.7
Money market - reciprocal	10,619	0.7	11,383	0.7
Certificates of deposit under $250	110,168	6.9	112,348	7.1
Certificates of deposit $250 and over	21,987	1.4	21,781	1.4
Total	$1,606,631	100.0%	$1,570,555	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings were $5.00 million at December 31, 2021 and September 30, 2021, and consisted of one $5.00 million borrowing, with a scheduled maturity in March 2025. Due to favorable repayment terms, the Company repaid the borrowing in January 2022.

Shareholders’ Equity:  Total shareholders’ equity increased by $3.48 million, or 1.7%, to $210.38 million at December 31, 2021 from $206.90 million at September 30, 2021.  The increase was primarily due to net income of $5.49 million for the three months ended December 31, 2021 and $130,000 from the exercise of stock options, which was partially offset by dividend payments to common shareholders of $1.76 million and the repurchase of 15,548 shares of the Company's common stock for $433,000 (an average price of $27.86 per share). For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio was 0.17% at December 31, 2021 compared to 0.18% at September 30, 2021. Total non-performing assets decreased by $20,000, or 0.6%, to $3.15 million at December 31, 2021 from $3.17 million at September 30, 2021. The decrease in non-performing assets was due to a $1,000 decrease in non-accrual loans, and a $19,000 decrease in non-accrual investment securities.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2021 and September 30, 2021 (dollars in thousands):

	December 31, 2021	September 30, 2021
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$582	$407
Commercial	675	773
Land	676	683
Consumer loans:
Home equity and second mortgage	456	516
Other	5	17
Commercial business loans	459	458
Total loans accounted for on a non-accrual basis	2,853	2,854

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	2,853	2,854

Non-accrual investment securities	140	159

OREO and other repossessed assets, net (2)	157	157
Total non-performing assets (3)	$3,150	$3,170

TDRs on accrual status (4)	$2,361	$2,371

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.28%	0.29%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.16%	0.16%

Non-performing assets as a percentage of total assets	0.17%	0.18%

Loans receivable (5)	$1,007,475	$981,923

Total assets	$1,831,275	$1,792,180
___________________________________
(1) As of December 31, 2021, there was one one- to four-family property in the process of foreclosure. At September 30, 2021, there were two one- to-four family properties in the process of foreclosure.
(2) As of December 31, 2021 and September 30, 2021, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $177 and $182 reported as non-accrual loans at December 31, 2021 and September 30, 2021, respectively.
(5)  Does not include loans held for sale, and loan balances are before the allowance for loan losses.

The Company received inquiries and requests from borrowers for some type of payment relief due to the COVID 19-pandemic. In response, the Company made payment deferral modifications (typically 90-day payment deferral with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. All loans modified due to COVID-19 are separately monitored, and any request for continuation of relief beyond the initial modification is reassessed at that time to determine if a further modification should be granted and if a downgrade in risk rating is appropriate. At December 31, 2021, there were no loans on deferral status. For additional information on these loan modifications, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in "Item 1, Financial Statements."

Comparison of Operating Results for the Three Months Ended December 31, 2021 and 2020

Net income decreased by $1.81 million, or 24.8%, to $5.49 million for the quarter ended December 31, 2021 from $7.29 million for the quarter ended December 31, 2020. Net income per diluted common share decreased by $0.22, or 25.3%, to $0.65 for the quarter ended December 31, 2021 from $0.87 for the quarter ended December 31, 2020. The decreases in net income and net income per diluted common share for the three months ended December 31, 2021 were primarily due to a $1.12 million decrease in non-interest income, an $854,000 increase in non-interest expenses, and a $328,000 decrease in net interest income. These decreases were partially offset by a $494,000 decrease in the provision for income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income decreased by $328,000, or 2.5%, to $12.70 million for the quarter ended December 31, 2021 from $13.02 million for the quarter ended December 31, 2020. The decrease in net interest income was primarily due to the decrease in the yield of interest-earning assets, which was partially offset by an increase in the average balance of interest-earning assets and a decline in the average cost of interest-bearing liabilities.

Total interest and dividend income decreased by $615,000, or 4.4%, to $13.34 million for the quarter ended December 31, 2021 from $13.96 million for the quarter ended December 31, 2020, primarily due to an decrease in the average yield on interest-earning assets partially offset by an increase in the average balance of interest-earning assets.

Average total interest-earning assets increased by $241.07 million, or 16.1%, to $1.74 billion for the quarter ended December 31, 2021 from $1.50 billion for the quarter ended December 31, 2020. Average investment securities increased by $67.89 million, or 77.0%, average interest-bearing deposits in banks and CDs increased by $205.96 million, or 55.01% and average loans receivable decreased by $32.93 million, or 3.2%, between the periods. During the quarter ended December 31, 2021, the accretion of the purchase accounting fair value discount on loans acquired in the October 2018 acquisition of South Sound Bank ("South Sound Acquisition") increased interest income on loans by $57,000 compared to $120,000 for the quarter ended December 31, 2020. The incremental accretion will change during any period based on the volume of prepayments but is expected to decrease over time as the balance of the net discount declines. During the quarter ended December 31, 2021, there was a total of $145,000 of pre-payment penalties, non-accrual interest and late fees collected, compared to $196,000 collected for the quarter ended December 31, 2020. Partially offsetting the increase in the average balance of interest-earning assets was a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.07% for the quarter ended December 31, 2021 from 3.73% for the quarter ended December 31, 2020.

Also impacting the average yield and average interest-earning asset balances during the current quarter were SBA PPP loans originated. These SBA PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan. For the quarter ended December 31, 2021, average SBA PPP loans were $30.24 million, and the Company recorded $71,000 in interest income and accreted $927,000 million in SBA PPP loan origination fees into income. For the quarter ended December 31, 2020, average SBA PPP loans were $118.00 million and the Company recorded $295,000 in interest income and accreted $1.14 million in SBA PPP loan origination fees into income. At December 31, 2021, SBA PPP deferred loan origination fees of $907,000 remain to be accreted into interest income during the remaining life of the loans
Total interest expense decreased by $287,000, or 30.8%, to $646,000 for the quarter ended December 31, 2021 from $933,000 for the quarter ended December 31, 2020. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.24% for the quarter ended December 31, 2021 from 0.40% for the quarter ended December 31, 2020. Average interest-bearing liabilities increased by $131.68 million, or 14.1%, to $1.07 billion for the quarter ended December 31, 2021 from $934.25 million for the quarter ended December 31, 2020, primarily due to increases in the average balances of savings accounts, NOW checking accounts, and money market accounts partially offset by a decline in the average balance of certificates of deposit accounts.

As a result of these changes, the net interest margin ("NIM") decreased to 2.92% for the quarter ended December 31, 2021 from 3.48% for the quarter ended December 31, 2020.

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

	Three Months Ended December 31,
	2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$997,358	$12,622	5.06%	$1,030,289	$13,318	5.17%
Investment securities (2)	156,023	405	1.04	88,137	301	1.37
Dividends from mutual funds, FHLB stock and other investments	6,054	27	1.78	5,896	28	1.90
Interest-bearing deposits in banks and CDs	580,337	288	0.20	374,376	310	0.33
Total interest-earning assets	1,739,772	13,342	3.07	1,498,698	13,957	3.73
Non-interest-earning assets	83,563			84,077
Total assets	$1,823,335			$1,582,775

Interest-bearing liabilities:
Savings	$264,651	55	0.08	$222,866	47	0.08
Money market	222,945	163	0.29	168,503	139	0.33
NOW checking	440,744	139	0.13	377,760	177	0.19
Certificates of deposit	132,590	274	0.82	155,125	541	1.38
Long-term borrowings	5,000	15	1.19	10,000	29	1.15
Total interest-bearing liabilities	1,065,930	646	0.24	934,254	933	0.40
Non-interest-bearing deposits	538,865			448,350
Other liabilities	10,566			10,687
Total liabilities	1,615,361			1,393,291
Shareholders' equity	207,974			189,484
Total liabilities and
shareholders' equity	$1,823,335			$1,582,775

Net interest income		$12,696			$13,024
Interest rate spread			2.83%			3.33%
Net interest margin (3)			2.92%			3.48%
Ratio of average interest-earning assets to average interest- bearing liabilities			163.22%			160.42%
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

	Three months ended December 31, 2021 compared to three months ended December 31, 2020 increase (decrease) due to
	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$(275)	$(421)	$(696)
Investment securities	(85)	189	104
Dividends from mutual funds, FHLB stock and other investments	(2)	1	(1)
Interest-bearing deposits in banks and CDs	(153)	131	(22)
Total net decrease in income on interest-earning assets	(515)	(100)	(615)

Interest-bearing liabilities:
Savings	(1)	9	8
Money market	(17)	41	24
NOW checking	(65)	27	(38)
Certificates of deposit	(196)	(71)	(267)
FHLB borrowings	1	(15)	(14)
Total net decrease in expense on interest-bearing liabilities	(278)	(9)	(287)

Net decrease in net interest income	$(237)	$(91)	$(328)

Provision for Loan Losses: There was no provision for loan losses for the quarters ended December 31, 2021 and December 31, 2020. For the quarter ended December 31, 2021, there were net charge offs of $1,000 compared to net recoveries of $18,000 for the quarter ended December 31, 2020. Non-accrual loans were $2.85 million at December 31, 2021 and September 30, 2021 and increased by $272,000, or 10.5%, from $2.58 million at December 31, 2020. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $197,000, or 6.5%, to $3.24 million at December 31, 2021, from $3.04 million at September 30, 2021 and increased by $414,000, or 14.7%, from $2.82 million one year ago.

The $21.40 million balance of SBA PPP loans was omitted from the Company's normal allowance for loan losses calculation at December 31, 2021, as these loans are fully guaranteed by the SBA, and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis, the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at December 31, 2021 was $254,000 compared to $247,000 at September 30, 2021 and $87,000 at December 31, 2020.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses.

Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $392,000 at December 31, 2021. The Company believes that this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on its comprehensive analysis, management believes that the allowance for loan losses of $13.47 million at December 31, 2021 (1.34% of loans receivable and 472.1% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $13.47 million (1.37% of loans receivable and 471.9% of non-performing loans) at September 30, 2021 and $13.43 mil1ion (1.32% of loans receivable and 520.4% of non-performing loans) at December 31, 2020. While the Company believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. A decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income decreased by $1.12 million, or 24.5%, to $3.44 million for the quarter ended December 31, 2021 from $4.56 million for the quarter ended December 31, 2020. This decrease was primarily due to a $1.34 million decrease in net gain on sales of loans, a $142,000 decrease in the service charges on deposits, a $93,000 decrease in other non-interest income, and smaller decreases in several other categories. These decreases to non-interest income were partially offset by a $355,000 change in the valuation recovery (allowance) of loan servicing rights, a $121,000 increase in ATM and debit card interchange transaction fees and smaller increases in several other categories. The decrease in net gain on sales of loans was primarily due to a decrease in the dollar amount of fixed-rate one- to four-family loans originated and sold during the current quarter and a decrease in the average pricing margin compared to the same period last year. The valuation recovery on loan servicing rights was primarily due to an decrease in the projected mortgage prepayment speeds, as mortgage interest rates increased during the quarter. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the dollar volume of debit card transactions.

Non-interest Expense:  Total non-interest expense increased by $854,000, or 10.2%, to $9.26 million for the quarter ended December 31, 2021 from $8.41 million for the quarter ended December 31, 2020. This increase was primarily due to a $558,000 increase in salaries and employee benefits expense, a $197,000 increase in the other non-interest expense category and smaller increases in several other categories, which were partially offset by smaller decreases in several categories. The increase in salaries and other employee benefits was primarily due to annual salary adjustments (effective October 1, 2021) and the hiring of additional lending personnel. The increase in the other non-interest category was primarily related to refunds issued to customers for deposit account fees that were determined to have been charged in error after the Bank's core system conversion in 2019. The Bank discovered this issue during the current quarter. Bank staff reviewed the affected accounts and refunded all fees charged that were not consistent with the Bank's deposit account disclosures (including all subsequent fees incurred as a result of the fees charged in error). The efficiency ratio for the current quarter increased to 57.40% from 47.83% for the comparable quarter one year ago.

Provision for Income Taxes: The provision for income taxes decreased by $494,000, or 26.2%, to $1.39 million for the quarter ended December 31, 2021 from $1.88 million for the quarter ended December 31, 2020. The decrease in the provision for income taxes was primarily due to lower income before income taxes. The Company's effective income tax rate was 20.2% for the quarter ended December 31, 2021 and 20.5% for the quarter ended December 31, 2020.

Liquidity

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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At

December 31, 2021, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 42.69%.  At December 31, 2021, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which $5.00 million was outstanding. The Bank had $401.04 million available for additional borrowings with the FHLB at December 31, 2021. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At December 31, 2021, the Bank had no outstanding balance on this borrowing line, under which $75.36 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2021, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposits withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the three months ended December 31, 2021 and 2020, the Bank originated $176.60 million and $156.58 million of loans, respectively. At December 31, 2021, the Bank had loan commitments totaling $143.51 million and undisbursed construction loans in process totaling $106.01 million.  Investment securities purchased during the three months ended December 31, 2021 and 2020 totaled $48.49 million and $10.27 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the three months ended December 31, 2021 and 2020, the Bank sold $22.56 million and $43.84 million, respectively, in loans and loan participation interests.  During the three months ended December 31, 2021, the Bank received $113.41 million in principal repayments.

The Bank’s liquidity has been positively impacted by increases in deposit levels. During the three months ended December 31, 2021, deposits increased by $36.08 million from September 30, 2021. The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment and investment securities decreased to $582.98 million at December 31, 2021 from $608.68 million at September 30, 2021. CDs that are scheduled to mature in less than one year from December 31, 2021 totaled $80.69 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

Based on current objectives, there are no projects scheduled for capital investments in premises and equipment during the remaining nine months ending September 30, 2022 that would materially impact liquidity. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.22 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank, and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2022 at the rate of $0.22 per share, the average total dividend paid each quarter would be approximately $1.84 million based on the number of current outstanding shares (which assumes no increases or decreases in the number of shares).

For the remaining nine months ending September 30, 2022, the Bank projects that fixed commitments will include $255,000 of operating lease payments. There are no scheduled payments and maturities of FHLB borrowings during the fiscal year 2022, but due to favorable borrowing terms, the Company decided in January 2022 that it was advantageous to payoff $5.00 million in FHLB borrowings. In addition, at December 31, 2021, there were other future obligations and accrued expenses of $6.98 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. At December 31, 2021, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $2.54 million.

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

Based on its capital levels at December 31, 2021, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2021, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at December 31, 2021 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$192,340	10.64%	$72,336	4.00%	$90,420	5.00%
Risk-based Capital Ratios:
Common equity tier 1 capital	192,340	19.93	43,425	4.50	62,725	6.50
Tier 1 capital	192,340	19.93	57,900	6.00	77,200	8.00
Total capital	204,424	21.18	77,200	8.00	96,500	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2021, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2021, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2021 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$195,468	10.81%
Risk-based Capital Ratios:
Common equity tier 1 capital	195,468	20.24
Tier 1 capital	195,468	20.24
Total capital	207,564	21.49

Key Financial Ratios and Data

	Three Months Ended December 31,
	2021	2020
PERFORMANCE RATIOS:
Return on average assets	1.20%	1.84%
Return on average equity	10.55%	15.39%
Net interest margin	2.92%	3.48%
Efficiency ratio	57.40%	47.83%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2021.

Item 4.  Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2021, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's Form 10-K for the fiscal year ended September 30, 2021.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended December 31, 2021:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
10/1/2021 - 10/31/2021	—	$—	—	399,282
11/1/2021 - 11/30/2021	6,652	28.267	6,652	392,630
12/1/2021 - 12/31/2021	8,896	27.561	8,896	383,734
Total	15,548	$27.863	15,548	383,734

(1) On February 24, 2021, the Company announced a plan to repurchase 415,970 shares of the Company's common stock. As of December 31, 2021, 32,236 shares had been repurchased, and there were 383,734 shares still authorized to be repurchased under the plan.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (1)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.4	Form of Incentive Stock Option Agreement (5)
10.5	Form of Non-qualified Stock Option Agreement (5)
10.7	Employment Agreement with Michael R. Sand (6)
10.8	Employment Agreement with Dean J. Brydon (6)
10.9	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (7)
10.10	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101	The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2021, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements
_________________

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).
(2)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on January 10, 2022.
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

Timberland Bancorp, Inc.

Date: February 8, 2022	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2022	By: /s/ Dean J. Brydon
Dean J. Brydon
President and Chief Financial Officer
(Principal Financial Officer)