Form 10-Q
period 2022-06-30
TIMBERLAND BANCORP INC
filed 2022-08-05
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
Yes ___    No   _☒_

As of August 1, 2022, there were 8,249,698 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2022 and September 30, 2021
(Dollars in thousands, except per share amounts)

	June 30, 2022	September 30, 2021
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$23,610	$26,316
Interest-bearing deposits in banks	398,541	553,880
Total cash and cash equivalents	422,151	580,196

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	23,888	28,482
Investment securities held to maturity, at amortized cost (estimated fair value of $216,294 and $70,109)	228,196	69,102
Investment securities available for sale, at fair value	45,141	63,176
Investments in equity securities, at fair value	872	955
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,194	2,103
Other investments, at cost	3,000	3,000
Loans held for sale	700	3,217
Loans receivable, net of allowance for loan losses of $13,433 and $13,469	1,087,967	968,454
Premises and equipment, net	22,154	22,367
Other real estate owned (“OREO”) and other repossessed assets, net	—	157
Accrued interest receivable	4,319	3,745
Bank owned life insurance (“BOLI”)	22,649	22,193
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	1,027	1,264
Loan servicing rights, net	3,220	3,482
Operating lease right-of-use ("ROU") assets	2,051	2,283
Other assets	3,135	2,873
Total assets	$1,887,795	$1,792,180

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$527,876	$535,212
Interest-bearing	1,136,238	1,035,343
Total deposits	1,664,114	1,570,555

FHLB borrowings	—	5,000
Operating lease liabilities	2,135	2,359
Other liabilities and accrued expenses	7,227	7,367
Total liabilities	$1,673,476	$1,585,281
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2022 and September 30, 2021
(Dollars in thousands, except per share amounts)

	June 30, 2022	September 30, 2021
	(Unaudited)	*
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,249,448 shares issued and outstanding - June 30, 2022 8,355,469 shares issued and outstanding - September 30, 2021	39,585	42,673
Retained earnings	175,299	164,167
Accumulated other comprehensive income (loss)	(565)	59
Total shareholders’ equity	214,319	206,899
Total liabilities and shareholders’ equity	$1,887,795	$1,792,180
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2022 and 2021
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income
Loans receivable and loans held for sale	$12,628	$13,298	$37,870	$39,406
Investment securities	1,016	292	2,012	877
Dividends from mutual funds, FHLB stock and other investments	25	28	80	83
Interest-bearing deposits in banks and CDs	958	247	1,528	816
Total interest and dividend income	14,627	13,865	41,490	41,182

Interest expense
Deposits	645	690	1,902	2,358
FHLB borrowings	—	18	17	76
Total interest expense	645	708	1,919	2,434

Net interest income	13,982	13,157	39,571	38,748

Provision for loan losses	—	—	—	—

Net interest income after provision for loan losses	13,982	13,157	39,571	38,748

Non-interest income
Net recoveries on investment securities	5	6	16	14
Service charges on deposits	1,052	948	2,979	2,943
ATM and debit card interchange transaction fees	1,345	1,363	3,868	3,755
BOLI net earnings	151	150	457	445
Gain on sales of loans, net	258	1,607	1,337	5,367
Escrow fees	41	64	164	243
Valuation recovery (allowance) on loan servicing rights, net	—	(179)	119	23
Other, net	250	307	687	921
Total non-interest income, net	3,102	4,266	9,627	13,711

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2022 and 2021
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Non-interest expense
Salaries and employee benefits	$5,243	$4,554	$15,606	$13,944
Premises and equipment	898	995	2,814	2,949
Advertising	187	162	513	472
OREO and other repossessed assets, net	(2)	5	(18)	(89)
ATM and debit card interchange transaction fees	515	464	1,429	1,341
Postage and courier	140	141	440	428
State and local taxes	265	284	754	822
Professional fees	580	262	1,173	675
Federal Deposit Insurance Corporation ("FDIC") insurance	123	100	377	301
Loan administration and foreclosure	180	148	380	319
Data processing and telecommunications	698	627	1,980	1,868
Deposit operations	316	289	878	818
Amortization of CDI	79	90	237	271
Other	652	492	1,909	1,455
Total non-interest expense, net	9,874	8,613	28,472	25,574

Income before income taxes	7,210	8,810	20,726	26,885

Provision for income taxes	1,472	1,786	4,176	5,320

Net income	$5,738	$7,024	$16,550	$21,565

Net income per common share
Basic	$0.69	$0.84	$1.99	$2.59
Diluted	$0.69	$0.83	$1.97	$2.55

Weighted average common shares outstanding
Basic	8,279,436	8,365,350	8,324,371	8,336,590
Diluted	8,349,859	8,465,393	8,406,977	8,440,861

Dividends paid per common share	$0.22	$0.21	$0.65	$0.72

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Comprehensive income
Net income	$5,738	$7,024	$16,550	$21,565
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $(122), $0, $(167), and $16, respectively	(459)	1	(629)	58
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0, $2, $1, and $1, respectively	1	7	5	10
Total other comprehensive income (loss), net of income taxes	(458)	8	(624)	68

Total comprehensive income	$5,280	$7,032	$15,926	$21,633

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended June 30, 2022 and 2021
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Amount		Accumulated Other Compre-hensive Income (Loss)
	Common Stock	Common Stock	Retained Earnings		Total
Balance, March 31, 2021	8,361,457	$42,949	$155,473	$121	$198,543
Net income	—	—	7,024	—	7,024
Other comprehensive income	—	—	—	8	8
Repurchase of common stock	(16,688)	(469)	—	—	(469)
Exercise of stock options	9,200	97	—	—	97
Common stock dividends ($0.21 per common share)	—	—	(1,758)	—	(1,758)
Stock option compensation expense	—	47	—	—	47
Balance, June 30, 2021	8,353,969	$42,624	$160,739	$129	$203,492

Balance, March 31, 2022	8,305,826	$40,988	$171,388	$(107)	$212,269
Net income	—	—	5,738	—	5,738
Other comprehensive loss	—	—	—	(458)	(458)
Repurchase of common stock	(58,678)	(1,502)	—	—	(1,502)
Exercise of stock options	2,300	27	—	—	27
Common stock dividends ($0.22 per common share)	—	—	(1,827)	—	(1,827)
Stock option compensation expense	—	72	—	—	72
Balance, June 30, 2022	8,249,448	$39,585	$175,299	$(565)	$214,319

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2020	8,310,793	$42,396	$145,173	$61	$187,630
Net income	—	—	21,565	—	21,565
Other comprehensive income	—	—	—	68	68
Repurchase of common stock	(19,588)	(527)	—	—	(527)
Exercise of stock options	62,764	616	—	—	616
Common stock dividends ($0.72 per common share)	—	—	(5,999)	—	(5,999)
Stock option compensation expense	—	139	—	—	139
Balance, June 30, 2021	8,353,969	$42,624	$160,739	$129	$203,492

Balance, September 30, 2021	8,355,469	$42,673	$164,167	$59	$206,899
Net income	—	—	16,550	—	16,550
Other comprehensive loss	—	—	—	(624)	(624)
Repurchase of common stock	(135,791)	(3,651)	—	—	(3,651)
Exercise of stock options	29,770	359	—	—	359
Common stock dividends ($0.65 per common share)	—	—	(5,418)	—	(5,418)
Stock option compensation expense	—	204	—	—	204
Balance, June 30, 2022	8,249,448	$39,585	$175,299	$(565)	$214,319

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$16,550	$21,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,035	1,174
Deferred income taxes	223	57
Accretion of discount on purchased loans	(154)	(291)
Amortization of CDI	237	271
Stock option compensation expense	204	139
Net recoveries on investment securities	(16)	(14)
Change in fair value of investments in equity securities	83	17
Amortization of discounts and premiums on securities	123	49
Gain on sales of OREO and other repossessed assets, net	(1)	(92)
Gain on sales of loans, net	(1,337)	(5,367)
Loans originated for sale	(47,199)	(119,669)
Proceeds from sales of loans	51,053	126,186
Amortization of loan servicing rights	879	817
Valuation recovery on loan servicing rights, net	(119)	(23)
BOLI net earnings	(457)	(445)
Decrease in deferred loan origination fees	(1,192)	(97)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,521)	(1,552)
Net cash provided by operating activities	18,391	22,725

Cash flows from investing activities
Net decrease in CDs held for investment	4,594	34,327
Purchase of investment securities held to maturity	(167,671)	(33,797)
Purchase of investment securities available for sale	—	(18,698)
Proceeds from maturities and prepayments of investment securities held to maturity	8,737	9,524
Proceeds from maturities and prepayments of investment securities available for sale	16,977	9,013
Purchase of FHLB stock	(91)	(181)
Decrease (increase) in loans receivable, net	(118,167)	12,698
Purchases of premises and equipment	(822)	(658)
Proceeds from sales of OREO and other repossessed assets	158	985
Net cash provided by (used in) investing activities	(256,285)	13,213

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2022	2021
Cash flows from financing activities
Net increase in deposits	$93,559	$164,246
Repayments of FHLB borrowings	(5,000)	(5,000)
Proceeds from exercise of stock options	359	616
Repurchase of common stock	(3,651)	(527)
Payment of dividends	(5,418)	(5,999)
Net cash provided by financing activities	79,849	153,336

Net increase (decrease) in cash and cash equivalents	(158,045)	189,274
Cash and cash equivalents
Beginning of period	580,196	314,452
End of period	$422,151	$503,726

Supplemental disclosure of cash flow information
Income taxes paid	$3,642	$4,642
Interest paid	$1,955	$2,554

Supplemental disclosure of non-cash investing activities
Other comprehensive income (loss) related to investment securities	$(624)	$68

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 (“2021 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2022.

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

(d)  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheets, and the reported amounts of income and expenses during the reporting period.  Actual results could differ from those estimates.

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2022 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2022 and September 30, 2021 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2022
Held to maturity
U.S. Treasury and U.S. government agency securities	$161,055	$17	$(9,191)	$151,881
Mortgage-backed securities ("MBS"):
U.S. government agencies	25,575	11	(1,508)	24,078
Private label residential	41,066	236	(1,442)	39,860
Bank issued trust preferred securities	500	—	(25)	475
Total	$228,196	$264	$(12,166)	$216,294

Available for sale
MBS: U.S. government agencies	$45,841	$2	$(702)	$45,141
Total	$45,841	$2	$(702)	$45,141

September 30, 2021
Held to maturity
U.S. Treasury and U.S. government agency securities	$28,760	$8	$(99)	$28,669
MBS:
U.S. government agencies	25,913	936	(122)	26,727
Private label residential	13,929	302	(23)	14,208
Bank issued trust preferred securities	500	5	—	505
Total	$69,102	$1,251	$(244)	$70,109

Available for sale
MBS: U.S. government agencies	$63,080	$210	$(114)	$63,176
Total	$63,080	$210	$(114)	$63,176

Held to maturity and available for sale investment securities with unrealized losses were as follows as of June 30, 2022 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$139,507	$(9,038)	24	$2,944	$(153)	1	$142,451	$(9,191)
MBS:
U.S. government agencies	23,219	(1,506)	9	296	(2)	3	23,515	(1,508)
Private label residential	29,820	(1,352)	25	6,683	(90)	3	36,503	(1,442)
Bank issued trust preferred securities	475	(25)	1	—	—	—	475	(25)
Total	$193,021	$(11,921)	59	$9,923	$(245)	7	$202,944	$(12,166)

Available for sale
MBS: U.S. government agencies	$27,616	$(257)	12	$16,892	$(445)	13	$44,508	$(702)
Total	$27,616	$(257)	12	$16,892	$(445)	13	$44,508	$(702)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2021 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$18,795	$(99)	5	$—	$—	—	$18,795	$(99)
MBS:
U.S. government agencies	8,091	(122)	5	15	—	3	8,106	(122)
Private label residential	9,712	(23)	4	1	—	1	9,713	(23)
Total	$36,598	$(244)	14	$16	$—	4	$36,614	$(244)

Available for sale
MBS: U.S. government agencies	$20,146	$(103)	13	$5,491	$(11)	3	$25,637	$(114)
Total	$20,146	$(103)	13	$5,491	$(11)	3	$25,637	$(114)

The Company has evaluated the investment securities in the above tables and has determined that the declines in their fair value are temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Further, as of June 30, 2022, management does not have the intent to sell any of the securities classified as available for sale for which the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of June 30, 2022 and 2021:

	Range		Weighted
	Minimum	Maximum	Average
June 30, 2022
Constant prepayment rate	6.00%	15.00%	10.15%
Collateral default rate	0.55%	22.28%	9.71%
Loss severity rate	—%	7.85%	3.39%

June 30, 2021
Constant prepayment rate	6.00%	15.00%	12.84%
Collateral default rate	1.83%	21.58%	13.09%
Loss severity rate	—%	14.53%	4.82%

The following table presents the OTTI recoveries for the three and nine months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
	Held To Maturity	Held To Maturity
Total recoveries	$5	$6
Net recoveries recognized in earnings (1)	$5	$6

	Nine Months Ended June 30, 2022	Nine Months Ended June 30, 2021
	Held To Maturity	Held To Maturity
Total recoveries	$16	$14
Net recoveries recognized in earnings (1)	$16	$14

_________________
(1) Represents OTTI related to credit losses.

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended June 30,
	2022	2021
Beginning balance of credit loss	$853	$885
Additions (subtractions):
Net realized gain (losses) previously recorded as credit losses	2	(5)
Recovery of prior credit loss	(13)	(14)
Ending balance of credit loss	$842	$866

During the nine months ended June 30, 2022, the Company recorded a $2,000 net realized gain on 16 held to maturity investment securities. During the nine months ended June 30, 2021, the Company recorded a $5,000 net realized loss (as a result of investment securities being deemed worthless) on 12 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $114.81 million and $97.60 million at June 30, 2022 and September 30, 2021, respectively.

The contractual maturities of debt securities at June 30, 2022 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$2,008	$1,970	$—	$—
Due after one year to five years	135,710	130,419	3,524	3,512
Due after five years to ten years	47,075	42,740	10,375	10,307
Due after ten years	43,403	41,165	31,942	31,322
Total	$228,196	$216,294	$45,841	$45,141

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price of the Company's common stock. The Company performed its fiscal year 2022 goodwill impairment test during the quarter ended June 30, 2022. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount, and, therefore, goodwill was determined not to be impaired at May 31, 2022.

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

As of June 30, 2022, management believes that there have been no events or changes in the circumstances since May 31, 2022 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or any decreases in the Company's stock price and market capitalization as a result of the novel coronavirus of 2019 ("COVID-19") pandemic were sustained in the future other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition. The recorded amount of goodwill at June 30, 2022 and September 30, 2021 remained unchanged at $15.13 million.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of June 30, 2022, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at June 30, 2022 and September 30, 2021 (dollars in thousands):

	June 30, 2022		September 30, 2021
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$144,682	12.0%	$119,935	11.1%
Multi-family	98,718	8.2	87,563	8.1
Commercial	532,167	44.1	470,650	43.5
Construction - custom and owner/builder	117,724	9.7	109,152	10.1
Construction - speculative one- to four-family	13,954	1.2	17,813	1.6
Construction - commercial	40,108	3.3	43,365	4.0
Construction - multi-family	54,804	4.5	52,071	4.8
Construction - land development	21,240	1.8	10,804	1.0
Land	24,490	2.0	19,936	1.8
Total mortgage loans	1,047,887	86.8	931,289	86.0

Consumer loans:
Home equity and second mortgage	32,821	2.7	32,988	3.1
Other	2,545	0.2	2,512	0.2
Total consumer loans	35,366	2.9	35,500	3.3

Commercial loans:
Commercial business	122,822	10.2	74,579	6.9
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	1,320	0.1	40,922	3.8
Total commercial loans	124,142	10.3%	115,501	10.7

Total loans receivable	1,207,395	100.0%	1,082,290	100.0%
Less:
Undisbursed portion of construction loans in process	102,044		95,224
Deferred loan origination fees, net	3,951		5,143
Allowance for loan losses	13,433		13,469
Subtotal	119,428		113,836
Loans receivable, net	$1,087,967		$968,454
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $700 and $3,217 at June 30, 2022 and September 30, 2021, respectively.

Loans receivable at June 30, 2022 and September 30, 2021 are reported net of unamortized discounts totaling $295,000 and $449,000, respectively.

Allowance for Loan Losses

The following tables set forth information for the three and nine months ended June 30, 2022 and 2021 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2022
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,247	$109	$—	$—	$1,356
Multi-family	735	153	—	—	888
Commercial	6,931	(168)	—	—	6,763
Construction – custom and owner/builder	686	47	—	—	733
Construction – speculative one- to four-family	126	(33)	—	—	93
Construction – commercial	463	(109)	—	—	354
Construction – multi-family	436	(108)	—	—	328
Construction – land development	126	113	—	—	239
Land	377	(17)	—	—	360
Consumer loans:
Home equity and second mortgage	469	(35)	—	—	434
Other	44	15	(8)	—	51
Commercial business loans	1,793	33	—	8	1,834
Total	$13,433	$—	$(8)	$8	$13,433

	Nine Months Ended June 30, 2022
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,154	$202	$—	$—	$1,356
Multi-family	765	123	—	—	888
Commercial	6,813	(50)	—	—	6,763
Construction – custom and owner/builder	644	89	—	—	733
Construction – speculative one- to four-family	188	(95)	—	—	93
Construction – commercial	784	(430)	—	—	354
Construction – multi-family	436	(108)	—	—	328
Construction – land development	124	115	—	—	239
Land	470	(110)	—	—	360
Consumer loans:
Home equity and second mortgage	528	(94)	—	—	434
Other	50	10	(10)	1	51
Commercial business loans	1,513	348	(49)	22	1,834
Total	$13,469	$—	$(59)	$23	$13,433

	Three Months Ended June 30, 2021
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,151	$(9)	$—	$—	$1,142
Multi-family	784	26	—	—	810
Commercial	7,238	(277)	—	—	6,961
Construction – custom and owner/builder	695	(91)	—	—	604
Construction – speculative one- to four-family	148	36	—	—	184
Construction – commercial	714	44	—	—	758
Construction – multi-family	323	125	—	—	448
Construction – land development	19	12	—	—	31
Land	407	(58)	—	35	384
Consumer loans:
Home equity and second mortgage	552	(1)	—	—	551
Other	56	—	—	—	56
Commercial business loans	1,347	193	—	—	1,540
Total	$13,434	$—	$—	$35	$13,469

	Nine Months Ended June 30, 2021
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,163	$(21)	$—	$—	$1,142
Multi-family	718	92	—	—	810
Commercial	7,144	(183)	—	—	6,961
Construction – custom and owner/builder	832	(228)	—	—	604
Construction – speculative one- to four-family	158	26	—	—	184
Construction – commercial	420	338	—	—	758
Construction – multi-family	238	210	—	—	448
Construction – land development	133	(102)	—	—	31
Land	572	(233)	—	45	384
Consumer loans:
Home equity and second mortgage	593	(42)	—	—	551
Other	71	(18)	(1)	4	56
Commercial business loans	1,372	161	(2)	9	1,540
Total	$13,414	$—	$(3)	$58	$13,469

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at June 30, 2022 and September 30, 2021 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2022
Mortgage loans:
One- to four-family	$—	$1,356	$1,356	$393	$144,289	$144,682
Multi-family	—	888	888	—	98,718	98,718
Commercial	—	6,763	6,763	3,013	529,154	532,167
Construction – custom and owner/builder	—	733	733	—	72,963	72,963
Construction – speculative one- to four-family	—	93	93	—	5,868	5,868
Construction – commercial	—	354	354	—	28,773	28,773
Construction – multi-family	—	328	328	—	24,284	24,284
Construction – land development	—	239	239	—	13,898	13,898
Land	—	360	360	652	23,838	24,490
Consumer loans:
Home equity and second mortgage	—	434	434	402	32,419	32,821
Other	—	51	51	4	2,541	2,545
Commercial business loans	127	1,707	1,834	312	122,510	122,822
SBA PPP loans	—	—	—	—	1,320	1,320
Total	$127	$13,306	$13,433	$4,776	$1,100,575	$1,105,351

September 30, 2021
Mortgage loans:
One- to four-family	$—	$1,154	$1,154	$407	$119,528	$119,935
Multi-family	—	765	765	—	87,563	87,563
Commercial	—	6,813	6,813	3,143	467,507	470,650
Construction – custom and owner/builder	—	644	644	—	61,003	61,003
Construction – speculative one- to four-family	—	188	188	—	9,657	9,657
Construction – commercial	—	784	784	—	38,931	38,931
Construction – multi-family	—	436	436	—	22,888	22,888
Construction – land development	—	124	124	—	5,502	5,502
Land	76	394	470	683	19,253	19,936
Consumer loans:
Home equity and second mortgage	—	528	528	516	32,472	32,988
Other	—	50	50	17	2,495	2,512
Commercial business loans	171	1,342	1,513	458	74,121	74,579
SBA PPP loans	—	—	—	—	40,922	40,922
Total	$247	$13,222	$13,469	$5,224	$981,842	$987,066

The following tables present an analysis of loans by aging category and portfolio segment at June 30, 2022 and September 30, 2021 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2022
Mortgage loans:
One- to four-family	$—	$—	$393	$—	$393	$144,289	$144,682
Multi-family	—	—	—	—	—	98,718	98,718
Commercial	—	213	671	—	884	531,283	532,167
Construction – custom and owner/builder	—	—	—	—	—	72,963	72,963
Construction – speculative one- to four-family	—	—	—	—	—	5,868	5,868
Construction – commercial	—	—	—	—	—	28,773	28,773
Construction – multi-family	—	—	—	—	—	24,284	24,284
Construction – land development	—	28	—	—	28	13,870	13,898
Land	—	—	651	—	651	23,839	24,490
Consumer loans:
Home equity and second mortgage	—	—	260	—	260	32,561	32,821
Other	—	—	4	—	4	2,541	2,545
Commercial business loans	—	—	312	—	312	122,510	122,822
SBA PPP loans	—	—	—	—	—	1,320	1,320
Total	$—	$241	$2,291	$—	$2,532	$1,102,819	$1,105,351

September 30, 2021
Mortgage loans:
One- to four-family	$—	$180	$407	$—	$587	$119,348	$119,935
Multi-family	—	—	—	—	—	87,563	87,563
Commercial	—	—	773	—	773	469,877	470,650
Construction – custom and owner/builder	—	—	—	—	—	61,003	61,003
Construction – speculative one- to four-family	—	—	—	—	—	9,657	9,657
Construction – commercial	—	—	—	—	—	38,931	38,931
Construction – multi-family	—	—	—	—	—	22,888	22,888
Construction – land development	—	—	—	—	—	5,502	5,502
Land	—	—	683	—	683	19,253	19,936
Consumer loans:
Home equity and second mortgage	—	—	516	—	516	32,472	32,988
Other	—	—	17	—	17	2,495	2,512
Commercial business loans	5		458		463	74,116	74,579
SBA PPP loans	—	—	—	—	—	40,922	40,922
Total	$5	$180	$2,854	$—	$3,039	$984,027	$987,066
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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At June 30, 2022 and September 30, 2021, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At June 30, 2022 and September 30, 2021, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at June 30, 2022 and September 30, 2021 (dollars in thousands):

	Loan Grades
June 30, 2022	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$144,245	$41	$—	$396	$144,682
Multi-family	98,718	—	—	—	98,718
Commercial	519,866	6,287	242	5,772	532,167
Construction – custom and owner/builder	71,183	1,780	—	—	72,963
Construction – speculative one- to four-family	5,868	—	—	—	5,868
Construction – commercial	27,256	1,517	—	—	28,773
Construction – multi-family	24,284	—	—	—	24,284
Construction – land development	13,871	—	—	27	13,898
Land	23,307	531	—	652	24,490
Consumer loans:
Home equity and second mortgage	32,352	—	—	469	32,821
Other	2,477	64	—	4	2,545
Commercial business loans	122,471	—	—	351	122,822
SBA PPP loans	1,320	—	—	—	1,320
Total	$1,087,218	$10,220	$242	$7,671	$1,105,351

September 30, 2021
Mortgage loans:
One- to four-family	$118,857	$129	$537	$412	$119,935
Multi-family	87,563	—	—	—	87,563
Commercial	456,188	10,285	2,921	1,256	470,650
Construction – custom and owner/builder	59,699	1,304	—	—	61,003
Construction – speculative one- to four-family	9,657	—	—	—	9,657
Construction – commercial	37,414	—	1,517	—	38,931
Construction – multi-family	22,888	—	—	—	22,888
Construction – land development	5,467	—	—	35	5,502
Land	18,648	558	—	730	19,936
Consumer loans:
Home equity and second mortgage	32,190	145	—	653	32,988
Other	2,465	30	—	17	2,512
Commercial business loans	73,992	49	37	501	74,579
SBA PPP loans	40,922	—	—	—	40,922
Total	$965,950	$12,500	$5,012	$3,604	$987,066

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

The following table is a summary of information related to impaired loans by portfolio segment as of June 30, 2022 and for the three and nine months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$393	$436	$—	$486	$490	$8	$23	$8	$23
Commercial	3,013	3,013	—	3,018	3,054	39	118	30	93
Land	652	652	—	687	502	—	—	—	—
Consumer loans:
Home equity and second mortgage	402	402	—	408	447	2	3	2	3
Other	4	9	—	5	8	—	—	—	—
Commercial business loans	63	112	—	110	136	—	—	—	—
Subtotal	4,527	4,624	—	4,714	4,637	49	144	40	119

With an allowance recorded:
Mortgage loans:
Land	—	—	—	—	181	—	—	—	—
Commercial business loans	249	249	127	249	273	—	—	—	—
Subtotal	249	249	127	249	454	—	—	—	—

Total:
Mortgage loans:
One- to four-family	393	436	—	486	490	8	23	8	23
Commercial	3,013	3,013	—	3,018	3,054	39	118	30	93
Land	652	652	—	687	683	—	—	—	—
Consumer loans:
Home equity and second mortgage	402	402	—	408	447	2	3	2	3
Other	4	9	—	5	8	—	—	—	—
Commercial business loans	312	361	127	359	409	—	—	—	—
Total	$4,776	$4,873	$127	$4,963	$5,091	$49	$144	$40	$119
______________________________________________
(1)For the three months ended June 30, 2022.
(2)For the nine months ended June 30, 2022.

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
_____________________________________________
(1) For the year ended September 30, 2021.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $2.64 million and $2.55 million in TDRs included in impaired loans at June 30, 2022 and September 30, 2021, respectively, and had no commitments at these dates to lend additional funds on these loans.  There was no allowance for loan losses allocated to TDRs at June 30, 2022 and September 30, 2021. There were no TDRs for which there was a payment default within the first 12 months of the modification during the nine months ended June 30, 2022.

The Coronavirus Aid, Relief, and Economic Security Act of 2020, signed into law on March 27, 2020 ("CARES Act"), provided guidance around the modification of loans as a result of the COVID-19 pandemic, which outlined, among other criteria, that short-term modifications made on a good faith basis to borrowers who were current as defined under the CARES Act prior to any relief, are not TDRs. This included short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers were considered current under the CARES Act and related regulatory guidance if they were less than 30 days past due on their contractual payments at the time a modification program is implemented. On December 27, 2020, the Consolidated Appropriations Act, 2021 ("CAA 2021") was signed into law. Among other purposes, the CAA 2021, provided coronavirus emergency response and relief, including extending relief offered under the CARES Act related to restructured loans as a result of COVID-19. The provisions ended on January 1, 2022.

In response to requests from borrowers and in accordance with the CARES Act and related regulatory guidance, the Company made payment deferral COVID-19 related modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. All of these borrowers had resumed making payments as of June 30, 2022. Loan modifications in accordance with the CARES Act and related regulatory guidance were still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

There were no loans with COVID-19 loan modifications on deferral status outstanding at June 30, 2022. The following table sets forth information with respect to COVID-19 loan modifications on deferral status at September 30, 2021 (dollars in thousands):

COVID-19 Loan Modifications	September 30, 2021
Mortgage loans	Number	Balance	Percent
One- to four-family	1	$323	100.0%
Total COVID-19 Modifications	1	$323	100.0%

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of June 30, 2022 and September 30, 2021 (dollars in thousands):

	June 30, 2022
	Accruing	Non- Accrual	Total
Mortgage loans:
Commercial	$2,342	$—	$2,342
Land	—	101	101
Consumer loans:
Home equity and second mortgage	142	57	199
Total	$2,484	$158	$2,642

	September 30, 2021
	Accruing	Non- Accrual	Total
Mortgage loans:
Commercial	$2,371	$—	$2,371
Land	—	119	119
Consumer loans:
Home equity and second mortgage	—	63	63
Total	$2,371	$182	$2,553

There was one new TDR recognized during the nine months ended June 30, 2022. There were no new TDRs recognized during the year ended September 30, 2021. The following table sets forth information with respect to the Company's TDRs, by portfolio segment, during the nine months ended June 30, 2022:

June 30, 2022	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Home equity and second mortgage loan (1)	1	$136	$144	$144
Total	1	$136	$144	$144
(1) Modification was a result of an increase in principal balance and a reduction in interest rate and monthly payment.

(5) LEASES

The Company adopted the Financial Accounting Standard Board's ("FASB's") Accounting Standards Codification ("ASC") 842, Leases ("ASC 842") on October 1, 2019 and began recording operating lease liabilities and operating lease ROU assets in the consolidated balance sheets. The Company has operating leases for three retail bank branch offices. The ROU assets totaled $2.89 million at October 1, 2019. The Company's leases have remaining lease terms of thirteen months to eleven years, some of which include options to extend the leases for up to five years.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three and nine months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost:	2022	2021	2022	2021
Operating lease cost	$95	$92	$283	$277
Short-term lease cost	—	—	—	—
Total lease cost	$95	$92	$283	$277

The following tables provide supplemental information related to operating leases at or for the three and nine months ended June 30, 2022 and 2021 (dollars in thousands):

	At or For the Three Months Ended June 30 , 2022	At or For the Nine Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$87	$261
Weighted average remaining lease term-operating leases	7.9 years	7.9 years
Weighted average discount rate-operating leases	2.25%	2.25%

	At or For the Three Months Ended June 30, 2021	At or For Nine Months Ended June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$80	$240
Weighted average remaining lease term-operating leases	8.6 years	8.6 years
Weighted average discount rate-operating leases	2.23%	2.23%

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

Maturities of operating lease liabilities at June 30, 2022 for future fiscal years are as follows (dollars in thousands):

Remainder of 2022	$80
2023	310
2024	313
2025	317
2026	284
Thereafter	1,038
Total lease payments	2,342
Less imputed interest	207
Total	$2,135

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

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2022 and 2021 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Basic net income per common share computation
Numerator – net income	$5,738	$7,024	$16,550	$21,565

Denominator – weighted average common shares outstanding	8,279,436	8,365,350	8,324,371	8,336,590

Basic net income per common share	$0.69	$0.84	$1.99	$2.59

Diluted net income per common share computation
Numerator – net income	$5,738	$7,024	$16,550	$21,565

Denominator – weighted average common shares outstanding	8,279,436	8,365,350	8,324,371	8,336,590
Effect of dilutive stock options (1)	70,423	100,043	82,606	104,271
Weighted average common shares outstanding - assuming dilution	8,349,859	8,465,393	8,406,977	8,440,861

Diluted net income per common share	$0.69	$0.83	$1.97	$2.55
____________________________________________
(1) For the three and nine months ended June 30, 2022, average options to purchase 201,150 and 205,221 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share, because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2021, average options to purchase 134,365 and 135,876 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share, because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and nine months ended June 30, 2022 and 2021 are as follows (dollars in thousands):

	Three Months Ended June 30, 2022
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(95)	$(12)	$(107)
Other comprehensive income (loss)	(459)	1	(458)
Balance of AOCI at the end of period	$(554)	$(11)	$(565)

	Nine Months Ended June 30, 2022
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$75	$(16)	$59
Other comprehensive income (loss)	(629)	5	(624)
Balance of AOCI at the end of period	$(554)	$(11)	$(565)

	Three Months Ended June 30, 2021
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$144	$(23)	$121
Other comprehensive income	1	7	8
Balance of AOCI at the end of period	$145	$(16)	$129

	Nine Months Ended June 30, 2021
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$87	$(26)	$61
Other comprehensive income	58	10	68
Balance of AOCI at the end of period	$145	$(16)	$129

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees, including officers, and 50,000 shares are reserved to be awarded to directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At June 30, 2022, there were 26,696 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At June 30, 2022, there were 239,400 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

At both June 30, 2022 and 2021, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the nine months ended June 30, 2022 and 2021.

Stock option activity for the nine months ended June 30, 2022 and 2021 is summarized as follows:

	Nine Months Ended June 30, 2022		Nine Months Ended June 30, 2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	406,815	$21.62	395,349	$18.45
Exercised	(29,770)	12.05	(62,764)	9.82
Granted	1,000	27.25	1,500	19.13
Forfeited	(18,170)	25.98	(5,270)	26.91
Options outstanding, end of period	359,875	$22.20	328,815	$19.96

The fair value of stock options is determined using the Black-Scholes valuation model.

The weighted average assumptions for options granted during the nine months ended June 30, 2022 were as follows:

Expected volatility	34%
Expected life (in years)	5
Expected dividend yield	3.49%
Risk free interest rate	1.22%
Grant date fair value per share	$5.88

The aggregate intrinsic value of options exercised during the nine months ended June 30, 2022 and 2021 was $475,000 and $1.12 million, respectively.

At June 30, 2022, there were 173,670 unvested options with an aggregate grant date fair value of $830,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2022 was $409,000.  There were 2,400 options vested during the nine months ended June 30, 2022 with a total fair value of $9,400.

At June 30, 2021, there were 157,892 unvested options with an aggregate grant date fair value of $564,000. There were 200 options that vested during the nine months ended June 30, 2021 with a total fair value of $1,000.

Additional information regarding options outstanding at June 30, 2022 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$5.86	-	6.00	3,000	$5.91	0.3	3,000	$5.91	0.3
9.00			17,500	9.00	1.3	17,500	9.00	1.3
10.26	-	10.71	50,575	10.56	2.7	50,575	10.56	2.7
15.67	-	19.13	88,150	16.54	7.1	37,630	16.05	5.5
26.50	-	27.25	40,700	27.12	7.3	16,880	27.12	7.3
28.23	-	29.69	122,250	28.79	7.7	37,600	29.69	5.3
31.80			37,700	31.80	6.3	23,020	31.80	6.3
			359,875	$22.20	6.3	186,205	$19.44	4.5

The aggregate intrinsic value of options outstanding at June 30, 2022 and 2021 was $1.81 million and $2.91 million, respectively.

As of June 30, 2022, unrecognized compensation cost related to unvested stock options was $706,000, which is expected to be recognized over a weighted average life of 2.23 years.

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

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2022 and September 30, 2021. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2022 and September 30, 2021 were as follows (dollars in thousands):

June 30, 2022	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$45,141	$—	$45,141
Investments in equity securities
Mutual funds	872	—	—	872
Total	$872	$45,141	$—	$46,013

September 30, 2021	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$63,176	$—	$63,176
Investments in equity securities
Mutual funds	955	—	—	955
Total	$955	$63,176	$—	$64,131

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2022 and the year ended September 30, 2021.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2022 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Commercial business loans	$—	$—	$122
Total impaired loans	—	—	122
Investment securities – held to maturity:
MBS - private label residential	—	7	—
Total	$—	$7	$122

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2022 (dollars in thousands):

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

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a representative fair value for these types of items as of June 30, 2022 and September 30, 2021. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with GAAP, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of June 30, 2022 and September 30, 2021 (dollars in thousands):

	June 30, 2022
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$422,151	$422,151	$422,151	$—	$—
CDs held for investment	23,888	23,888	23,888	—	—
Investment securities	273,337	261,433	197,480	63,953	—
Investments in equity securities	872	872	872	—	—
FHLB stock	2,194	2,194	2,194	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	700	717	717	—	—
Loans receivable, net	1,087,967	1,082,395	—	—	1,082,395
Accrued interest receivable	4,319	4,319	4,319	—	—

Financial liabilities
Certificates of deposit	125,445	125,284	—	—	125,284
Accrued interest payable	98	98	98	—	—

	September 30, 2021
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$580,196	$580,196	$580,196	$—	$—
CDs held for investment	28,482	28,482	28,482	—	—
Investment securities	132,278	133,286	28,670	104,616	—
Investments in equity securities	955	955	955	—	—
FHLB stock	2,103	2,103	2,103	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,217	3,290	3,290	—	—
Loans receivable, net	968,454	981,905	—	—	981,905
Accrued interest receivable	3,745	3,745	3,745	—	—

Financial liabilities
Certificates of deposit	134,129	135,178	—	—	135,178
Accrued interest payable	134	134	134	—	—

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of June 30, 2022. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) for creditors, require new disclosures for creditors for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty, and require public business entities to include current-period gross write-offs in the vintage disclosure tables. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2022-02 is not expected to have a material impact on the Company's future consolidated financial statements.

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606') which applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended June 30, 2022, the Company recognized $1.05 million in service charges on deposits, $1.35 million in ATM and debit card interchange transaction fees, $41,000 in escrow fees, and $4,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the nine months ended June 30, 2022, the Company recognized $2.98 million in service charges on deposits, $3.87 million in ATM and debit card interchange transaction fees, $164,000 in escrow fees, and $14,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the three months ended June 30, 2021, the Company recognized $948,000 in service charges on deposits, $1.36 million in ATM and debit card interchange transaction fees, $64,000 in escrow fees, and $8,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the nine months ended nine months ended June 30, 2021, the Company recognized $2.94 million in service charges on deposits, $3.76 million in ATM and debit card interchange transaction fees, $243,000 in escrow fees, and $14,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2022.

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, generally, resulting from the ongoing COVID-19 pandemic and any governmental or societal responses thereto; the credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio, and may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas, including as a result of employment levels and labor shortages, and the effects of inflation, a potential recession or slowed economic growth caused by increasing oil prices and supply chain disruptions; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of LIBOR, and the transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in regulatory policies and principles, or the interpretation of regulatory capital or other rules including as a result of Basel III; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans on our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; adverse changes in the securities markets; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the FASB, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of war (including the Russia/Ukraine conflict) or any terrorist activities; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2021 Form 10-K. Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements that we make are based upon management’s beliefs and assumptions at the time that they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal year 2022 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company’s consolidated financial condition and results of operations as well as its stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 offices (including its main office in Hoquiam). At June 30, 2022, the Company had total assets of $1.89 billion, net loans receivable of $1.09 billion, total deposits of $1.66 billion and total shareholders’ equity of $214.32 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company did not record a provision for loan losses for the three and nine months ended June 30, 2022 and 2021, primarily reflecting the improving economy and resulting decline in forecasted probable loan losses from COVID-19 during these periods.

Net income is also affected by non-interest income and non-interest expense.  For the three and nine months ended June 30, 2022, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

Results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities, including changes resulting from the COVID-19 pandemic and the government action taken to address it.

COVID-19 Impact to the Company

The Company is actively monitoring and responding to the effects of the rapidly-changing COVID-19 pandemic. The Company maintains its commitment to supporting its community and customers during the COVID-19 pandemic and remains focused on keeping its employees safe and the Bank running effectively to serve its customers. As of June 30, 2022, all banking branches are open with normal hours and substantially all employees have returned to their routine working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines.

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

Comparison of Financial Condition at June 30, 2022 and September 30, 2021

The Company’s total assets increased by $95.62 million, or 5.3%, to $1.89 billion at June 30, 2022 from $1.79 billion at September 30, 2021.  The increase in total assets was primarily due to an increase in held to maturity investment securities and an increase in loans receivable, which was partially offset by decreases in total cash and cash equivalents. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $119.51 million, or 12.3%, to $1.09 billion at June 30, 2022 from $968.45 million at September 30, 2021, primarily due to increases in commercial real estate loans, construction loans, one-to four-family and commercial business loans (other than SBA PPP loans) and smaller increases in several other loan categories. These increases to net loans receivable were partially offset by a decrease in SBA PPP loans, an increase in the undisbursed portion of construction loans in process, and smaller decreases in several other loan categories.

Total deposits increased by $93.56 million, or 6.0%, to $1.66 billion at June 30, 2022 from $1.57 billion at September 30, 2021, primarily due to increases in NOW checking account balances, money market account balances, and savings account balances. These increases were partially offset by decreases in non-interest bearing account balances and in certificates of deposit account balances.

Shareholders’ equity increased by $7.42 million, or 3.6%, to $214.32 million at June 30, 2022 from $206.90 million at September 30, 2021.  The increase in shareholders' equity was primarily due to net income, partially offset by the payment of dividends to common shareholders and the repurchase of common stock.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $162.64 million, or 26.7%, to $446.04 million at June 30, 2022 from $608.68 million at September 30, 2021. The decrease was primarily a result of deploying overnight liquidity into higher-earning loan originations and held to maturity investment securities.

Investment Securities:  Investment securities (including investments in equity securities) increased by $140.98 million, or 105.8%, to $274.21 million at June 30, 2022 from $133.23 million at September 30, 2021. This increase was primarily due to the purchase of additional held to maturity U.S. Treasury and U.S. government agency securities and to a lesser extent mortgage-backed investment securities during the nine months ended June 30, 2022, as the Company placed a portion of its excess overnight liquidity into higher-earning investment securities during the period. These increases were partially offset by maturities, prepayments and scheduled amortization of other investment securities. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased $91,000, or 4.3% to $2.19 million at June 30, 2022 from $2.10 million at September 30, 2021, due to purchases required by the FHLB due to the increase in total assets.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both June 30, 2022 and September 30, 2021. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $119.51 million, or 12.3%, to $1.09 billion at June 30, 2022 from $968.45 million at September 30, 2021.  The increase was primarily due to a $61.52 million increase in commercial real estate loans, a $48.24 million increase in commercial business loans (other than SBA PPP loans), a $24.75 million increase in one- to four-family loans, a $14.62 million increase in construction loans, and smaller increases in other categories. These increases were partially offset by a $39.60 million decrease in SBA PPP loans, a $6.82 million increase in the undisbursed portion of construction loans in process, and smaller decreases in several other categories. The SBA PPP loan balances decreased primarily due to borrowers applying for forgiveness from the SBA and the loans being subsequently paid off by the SBA.

Loan originations decreased by $34.12 million, or 7.3%, to $435.92 million for the nine months ended June 30, 2022 from $470.04 million for the nine months ended June 30, 2021.  The decrease in loan originations was primarily due to a decrease in the amount of SBA PPP and one- to four-family loans originated. The decrease was partially offset by increases in commercial real estate loans, constructions loans and commercial business (non-PPP) loans originations. The Company continued to sell longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. The Company also periodically sells the guaranteed portion of SBA loans.  Sales of fixed-rate one- to four-family mortgage loans decreased by $75.14 million, or 59.5%, to $51.05 million for the nine months ended June 30, 2022 from $126.19 million for the nine months ended June 30, 2021, primarily due to decreased refinance activity for one- to four-family loans, as mortgage refinance activity diminished as market interest rates increased.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $213,000, or 1.0%, to $22.15 million at June 30, 2022 from $22.37 million at September 30, 2021.  This decrease was primarily due to scheduled depreciation.

OREO (Other Real Estate Owned):.  At June 30, 2022, total OREO and other repossessed assets consisted of two land parcels with no recorded value. At September 30, 2021, OREO and other repossessed assets were $157,000.

BOLI (Bank Owned Life Insurance): BOLI increased by $456,000 or 2.1%, to $22.65 million at June 30, 2022 from $22.19 million at September 30, 2021. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both June 30, 2022 and September 30, 2021. CDI decreased by $237,000, or 18.8%, to $1.03 million at June 30, 2022 from $1.26 million at September 30, 2021 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Deposits: Deposits increased by $93.56 million, or 6.0%, to $1.66 billion at June 30, 2022 from $1.57 billion at September 30, 2021. The increase was primarily due to a $46.56 million increase in money market account balances, a $44.12 million increase in NOW checking account balances, and a $18.90 million increase in savings account balances. These increases were partially offset by an $8.68 million decrease in certificates of deposit account balances and a $7.34 million decrease in non-interest bearing account balances.

Deposits consisted of the following at June 30, 2022 and September 30, 2021 (dollars in thousands):

	June 30, 2022		September 30, 2021
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$527,876	31.7%	$535,212	34.1%
NOW checking	474,217	28.5	430,097	27.4
Savings	279,592	16.8	260,689	16.6
Money market	251,451	15.1	199,045	12.7
Money market - reciprocal	5,533	0.3	11,383	0.7
Certificates of deposit under $250	102,752	6.2	112,348	7.1
Certificates of deposit $250 and over	22,693	1.4	21,781	1.4
Total	$1,664,114	100.0%	$1,570,555	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. There were no FHLB borrowings at June 30, 2022 as compared to one $5.00 million borrowing at September 30, 2021,with a scheduled maturity in March 2025. Due to favorable repayment terms, the Company repaid this borrowing in January 2022.

Shareholders’ Equity:  Total shareholders’ equity increased by $7.42 million, or 3.6%, to $214.32 million at June 30, 2022 from $206.90 million at September 30, 2021.  The increase was primarily due to net income of $16.55 million for the nine months ended June 30, 2022 and $359,000 from the exercise of stock options, which was partially offset by dividend payments to common shareholders of $5.42 million, the repurchase of 135,791 shares of the Company's common stock for $3.65 million (an average price of $26.89 per share) and a change in the accumulated other comprehensive income (loss) category of $624,000 related to the unrealized holding loss on investment securities available for sale. For additional information, see Item 2 of Part II of this Form 10-Q.

Asset Quality: The non-performing assets to total assets ratio was 0.13% at June 30, 2022 compared to 0.18% at September 30, 2021. Total non-performing assets decreased by $765,000, or 24.1%, to $2.41 million at June 30, 2022 from $3.17 million at September 30, 2021. The decrease in non-performing assets was due to a $563,000 decrease in non-accrual loans, a $157,000 decrease in OREO and other repossessed assets and a $45,000 decrease in non-accrual investment securities.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2022 and September 30, 2021 (dollars in thousands):

	June 30, 2022	September 30, 2021
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$393	$407
Commercial	671	773
Land	651	683
Consumer loans:
Home equity and second mortgage	260	516
Other	4	17
Commercial business loans	312	458
Total loans accounted for on a non-accrual basis	2,291	2,854

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	2,291	2,854

Non-accrual investment securities	114	159

OREO and other repossessed assets, net (2)	—	157
Total non-performing assets (3)	$2,405	$3,170

TDRs on accrual status (4)	$2,484	$2,371

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.21%	0.29%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.12%	0.16%

Non-performing assets as a percentage of total assets	0.13%	0.18%

Loans receivable (5)	$1,101,400	$981,923

Total assets	$1,887,795	$1,792,180
___________________________________
(1) As of June 30, 2022, there were no one- to four-family properties in the process of foreclosure. At September 30, 2021, there were two one- to-four family properties in the process of foreclosure.
(2) As of June 30, 2022 and September 30, 2021, the balance of OREO did not include any foreclosed residential real estate property.
(3) Does not include TDRs on accrual status.
(4) Does not include TDRs totaling $158 and $182 reported as non-accrual loans at June 30, 2022 and September 30, 2021, respectively.
(5)  Does not include loans held for sale, and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2022 and 2021

Net income decreased by $1.29 million, or 18.3%, to $5.74 million for the quarter ended June 30, 2022 from $7.02 million for the quarter ended June 30, 2021. Net income per diluted common share decreased by $0.14, or 16.9%, to $0.69 for the quarter ended June 30, 2022 from $0.83 for the quarter ended June 30, 2021. The decreases in net income and net income per diluted common share for the three months ended June 30, 2022 were primarily due to a $1.16 million decrease in non-interest income and a $1.26 million increase in non-interest expense. These decreases were partially offset by an $825,000 increase in net interest income and a $314,000 decrease in the provision for income taxes .

Net income decreased by $5.02 million, or 23.3%, to $16.55 million for the nine months ended June 30, 2022 from $21.57 million for the nine months ended June 30, 2021. Net income per diluted common share decreased by $0.58, or 22.75%, to $1.97 for the nine months ended June 30, 2022 from $2.55 for the nine months ended June 30, 2021. The decrease in net income and net income per diluted common share for the nine months ended June 30, 2022 were primarily due to a $4.08 million decrease in non-interest income and a $2.90 million increase in non-interest expense. These decreases were partially offset by an $823,000 increase in net interest income and a $1.14 million decrease in the provision for income taxes .

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $825,000, or 6.3%, to $13.98 million for the quarter ended June 30, 2022 from $13.16 million for the quarter ended June 30, 2021. The increase in net interest income was primarily due to an increase in the average yield on interest-bearing deposits in banks and CDs, an increase in the average balance of investment securities, as the Company placed a portion of its excess overnight liquidity into higher-earning investments during the period, and a decline in average cost of interest-bearing liabilities. This increase was partially offset by a decrease in deferred SBA PPP loan origination fees recognized due to a decrease in the volume of forgiven SBA PPP loans between the periods.

Total interest and dividend income increased by $762,000, or 5.5%, to $14.63 million for the quarter ended June 30, 2022 from $13.87 million for the quarter ended June 30, 2021, primarily due to increases in the average balance of investment securities and the average yield on deposits in banks and CDs. This increase was partially offset by a decrease in the average yield on loans receivable reflecting the decline in deferred SBA PPP loan origination fees recognized between the periods.

Average total interest-earning assets increased by $161.25 million, or 9.9%, to $1.80 billion for the quarter ended June 30, 2022 from $1.64 billion for the quarter ended June 30, 2021. Average investment securities increased by $147.77 million, or 134.6%, average loans receivable increased by $40.34 million, or 3.9% and partially offset by a decrease in the average balance of interest-bearing deposits in banks and CDs of $26.85 million, or 5.5%, between the periods. During the quarter ended June 30, 2022, the accretion of the purchase accounting fair value discount on loans acquired in the October 2018 acquisition of South Sound Bank ("South Sound Acquisition") increased interest income on loans by $63,000 compared to $84,000 for the quarter ended June 30, 2021. The incremental accretion will change during any period based on the volume of prepayments but is expected to decrease over time as the balance of the net discount declines. During the quarter ended June 30, 2022, there was a total of $246,000 of pre-payment penalties, non-accrual interest and late fees collected, compared to $443,000 collected for the quarter ended June 30, 2021. Partially offsetting the increase in the average balance of interest-earning assets was a decrease in the average yield on interest-earning assets. The average yield on interest-earning assets decreased to 3.26% for the quarter ended June 30, 2022 from 3.39% for the quarter ended June 30, 2021.

Also impacting the average yield and average interest-earning asset balances during the current quarter were SBA PPP loans. These SBA PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan. For the quarter ended June 30, 2022, average SBA PPP loans were $2.08 million, and the Company recorded $9,000 in interest income and accreted $146,000 in SBA PPP loan origination fees into income. For the quarter ended June 30, 2021, average SBA PPP loans were $118.05 million, and the Company recorded $293,000 in interest income and accreted $1.30 million in SBA PPP loan origination fees into income. At June 30, 2022, SBA PPP deferred loan origination fees of $52,000 remain to be accreted into interest income during the remaining life of the loans.
Total interest expense decreased by $63,000, or 8.9%, to $645,000 for the quarter ended June 30, 2022 from $708,000 for the quarter ended June 30, 2021. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.23% for the quarter ended June 30, 2022 from 0.28% for the quarter ended June 30, 2021. Average interest-bearing liabilities increased by $117.48 million, or 11.6%, to $1.13 billion for the quarter ended June 30, 2022 from $1.01 billion for the quarter ended June 30, 2021, primarily due to increases in the average balances of savings, NOW checking, and money market accounts partially offset by a decline in the average balance of certificates of deposit accounts.

As a result of these changes, the net interest margin ("NIM") decreased to 3.11% for the quarter ended June 30, 2022 from 3.22% for the quarter ended June 30, 2021.

Net interest income increased by $823,000, or 2.1%, to $39.57 million for the nine months ended June 30, 2022 from $38.75 million for the nine months ended June 30, 2021. The increase in net interest income was primarily due to increases in the average balance of investment securities and the average yield on interest-bearing deposits in banks and CDs, and a decline in average cost of interest-bearing liabilities. This increase was partially offset by a significant decrease in SBA PPP loan origination fees recognized due to a decrease in the volume of forgiven SBA PPP loans between the periods.

Total interest and dividend income increased by $308,000, or 0.7%, to $41.49 million for the nine months ended June 30, 2022 from $41.18 million for the nine months ended June 30, 2021. The average yield on interest-earning assets decreased to 3.14% for the nine months ended June 30, 2022 from 3.50% for the nine months ended June 30, 2021. Average total interest-earning assets increased by $194.73 million, or 12.4%, to $1.76 billion for the nine months ended June 30, 2022 from $1.57 billion for the nine months ended June 30, 2021. Average loans receivable decreased by $2.56 million, or 0.2%, average investment securities increased by $107.81 million or 110.2%, and average interest-bearing deposits in banks and CDs increased by $89.44 million, or 20.9%, between the periods.

Total interest expense decreased by $515,000, or 21.2%, to $1.92 million for the nine months ended June 30, 2022 from $2.43 million for the nine months ended June 30, 2021. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.23% for the nine months ended June 30, 2022 from 0.34% for the nine months ended June 30, 2021. Average interest-bearing liabilities increased by $125.31 million, or 12.9%, to $1.10 billion for the nine months ended June 30, 2022 from $970.83 million for the nine months ended June 30, 2021, primarily due to increases in the average balances of savings, NOW checking, and money market accounts, partially offset by a decline in the average balance of certificates of deposit accounts.

As a result of these changes, the NIM decreased to 2.99% for the nine months ended June 30, 2022 from 3.30% for the nine months ended June 30, 2021.

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

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,072,933	$12,628	4.71%	$1,032,591	$13,298	5.15%
Investment securities (2)	257,513	1,016	1.58	109,746	292	1.06
Dividends from mutual funds, FHLB stock and other investments	6,082	25	1.64	6,093	28	1.84
Interest-bearing deposits in banks and CDs	460,657	958	0.83	487,508	247	0.20
Total interest-earning assets	1,797,185	14,627	3.26	1,635,938	13,865	3.39
Non-interest-earning assets	85,470			87,638
Total assets	$1,882,655			$1,723,576

Interest-bearing liabilities:
Savings	$284,659	59	0.08	$253,147	52	0.08
Money market	258,240	191	0.30	196,187	141	0.29
NOW checking	462,085	161	0.14	416,234	136	0.13
Certificates of deposit	125,132	234	0.75	141,301	361	1.02
Long-term borrowings	—	—	—	5,769	18	1.25
Total interest-bearing liabilities	1,130,116	645	0.23	1,012,638	708	0.28
Non-interest-bearing deposits	529,770			499,383
Other liabilities	10,170			11,217
Total liabilities	1,670,056			1,523,238
Shareholders' equity	212,599			200,338
Total liabilities and
shareholders' equity	$1,882,655			$1,723,576

Net interest income		$13,982			$13,157
Interest rate spread			3.03%			3.11%
Net interest margin (3)			3.11%			3.22%
Ratio of average interest-earning assets to average interest- bearing liabilities			159.03%			161.55%
_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans acquired in the South Sound Acquisition are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

	Nine Months Ended June 30,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,033,173	$37,870	4.89%	$1,035,733	$39,406	5.07%
Investment securities (2)	205,667	2,012	1.30	97,857	877	1.19
Dividends from mutual funds, FHLB stock and other investments	6,004	80	1.78	5,964	83	1.86
Interest-bearing deposits in banks and CDs	517,323	1,528	0.39	427,881	816	0.25
Total interest-earning assets	1,762,167	41,490	3.14	1,567,435	41,182	3.50
Non-interest-earning assets	84,426			85,636
Total assets	$1,846,593			$1,653,071

Interest-bearing liabilities:
Savings	$275,684	171	0.08	$237,456	147	0.08
Money market	241,734	530	0.29	181,115	414	0.31
NOW checking	448,028	439	0.13	396,140	467	0.16
Certificates of deposit	128,784	762	0.79	147,530	1,330	1.21
Short-term borrowings	3	—	0.23	1	—	0.30
Long-term borrowings	1,906	17	1.19	8,591	76	1.17
Total interest-bearing liabilities	1,096,139	1,919	0.23	970,833	2,434	0.34
Non-interest-bearing deposits	530,038			476,628
Other liabilities	9,938			10,757
Total liabilities	1,636,115			1,458,218
Shareholders' equity	210,478			194,853
Total liabilities and
shareholders' equity	$1,846,593			$1,653,071

Net interest income		$39,571			$38,748

Interest rate spread			2.91%			3.16%
Net interest margin (3)			2.99%			3.30%
Ratio of average interest-earning assets to average interest- bearing liabilities			160.76%			161.45%

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

	Three months ended June 30, 2022 compared to three months ended June 30, 2021 increase (decrease) due to			Nine months ended June 30, 2022 compared to nine months ended June 30, 2021 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$(1,176)	$506	$(670)	$(1,439)	$(97)	$(1,536)
Investment securities	192	532	724	87	1,048	1,135
Dividends from mutual funds, FHLB stock and other investments	(3)	—	(3)	(3)	—	(3)
Interest-bearing deposits in banks and CDs	726	(15)	711	516	196	712
Total net increase (decrease) in income on interest-earning assets	(261)	1,023	762	(839)	1,147	308

Interest-bearing liabilities:
Savings	1	6	7	—	24	24
Money market	4	46	50	3	113	116
NOW checking	9	16	25	(39)	11	(28)
Certificates of deposit	(89)	(38)	(127)	(414)	(154)	(568)
FHLB borrowings	(9)	(9)	(18)	(29)	(30)	(59)
Total net decrease in expense on interest-bearing liabilities	(84)	21	(63)	(479)	(36)	(515)

Net increase (decrease) in net interest income	$(177)	$1,002	$825	$(360)	$1,183	$823

Provision for Loan Losses: There was no provision for loan losses for the quarters ended June 30, 2022 and June 30, 2021. For the quarter ended June 30, 2022, there were no net charge offs compared to net recoveries of $35,000 for the quarter ended June 30, 2021. Non-accrual loans decreased by $563,000, or 19.7%, to $2.29 million at June 30, 2022 from $2.85 million at September 30, 2021 and increased by $262,000, or 12.9%, from $2.03 million at June 30, 2021. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by $507,000, or 16.7%, to $2.53 million at June 30, 2022, from $3.04 million at September 30, 2021 and decreased by $410,000, or 13.9%, from $2.94 million one year ago.

The $1.32 million balance of SBA PPP loans was omitted from the Company's normal allowance for loan losses calculation at June 30, 2022, as these loans are fully guaranteed by the SBA, and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

There was no provision for loans losses for the nine months ended June 30, 2022 and 2021. For the nine months ended June 30, 2022, there were net charge-offs of $36,000 compared to net recoveries of $55,000 for the nine months ended June 30, 2021.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis, the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at June 30, 2022 was $127,000 compared to $247,000 at September 30, 2021 and $171,000 at June 30, 2021.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $295,000 at June 30, 2022. The Company believes that this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on its comprehensive analysis, management believes that the allowance for loan losses of $13.43 million at June 30, 2022 (1.22% of loans receivable and 586.3% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $13.47 million (1.37% of loans receivable and 471.9% of non-performing loans) at September 30, 2021 and $13.47 million (1.33% of loans receivable and 663.8% of non-performing loans) at June 30, 2021. While the Company believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. A decline in national and local economic conditions, as a result of the COVID-19 pandemic or other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income decreased by $1.16 million, or 27.3%, to $3.10 million for the quarter ended June 30, 2022 from $4.27 million for the quarter ended June 30, 2021. This decrease was primarily due to a $1.35 million decrease in net gain on sales of loans, a $179,000 decrease in the net valuation allowance on loan servicing rights and smaller decreases in several other categories. These decreases to non-interest income were partially offset by a $104,000 increase in service charges on deposits and smaller increases in several other categories. The decrease in net gain on sales of loans was primarily due to a decrease in the dollar amount of fixed-rate one- to four-family loans originated and sold during the current quarter reflecting reduced refinance activity and a decrease in the average pricing margin compared to the same period last year.

Total non-interest income for the nine months ended June 30, 2022 decreased by $4.08 million, or 29.8%, to $9.63 million from $13.71 million for the nine months ended June 30, 2021. This decrease was primarily due to a $4.03 million decrease in net gain on sales of loans, and smaller decreases in several other categories. These decreases were partially offset by a $113,000 increase in ATM and debit card interchange transaction fees, a $96,000 increase in the net valuation recovery on loan servicing rights and smaller increases in several other categories.

Non-interest Expense:  Total non-interest expense increased by $1.26 million, or 14.6%, to $9.87 million for the quarter ended June 30, 2022 from $8.61 million for the quarter ended June 30, 2021. This increase was primarily due to a $689,000 increase in salaries and employee benefits, a $318,000 increase in professional fees and smaller increases in several other categories, which were partially offset by smaller decreases in several categories. The increase in salaries and other employee benefits was primarily due to annual salary adjustments (effective October 1, 2021) and the hiring of additional lending personnel. The increase in professional fees was primarily due to higher legal and consulting fees. The efficiency ratio for the current quarter increased to 57.80% from 49.43% for the comparable quarter one year ago.

Total non-interest expense increased by $2.90 million, or 11.3% to $28.47 million for the nine months ended June 30, 2022 from $25.57 million for the nine months ended June 30, 2021. This increase was primarily due to $1.66 million increase in salaries and employee benefits expense, a $498,000 increase in professional fess, a $454,000 increase in the other non-interest expense and smaller increases and decreases in several other categories. The increase in salaries and other employee benefits was primarily due to annual salary adjustments (effective October 1, 2021) and the hiring of additional lending personnel. The increase in professional fees was primarily due to higher legal and consulting fees. The increase in the other non-interest expense category was primarily related to refunds issued to customers for deposit account fees that were determined to have been charged in error after the Bank's core system conversion in 2019 and the increase in professional fees was primarily due to higher legal and consulting fees.

Provision for Income Taxes: The provision for income taxes decreased by $314,000, or 17.6%, to $1.47 million for the quarter ended June 30, 2022 from $1.79 million for the quarter ended June 30, 2021. The provision for income taxes decreased by $1.14 million, or 21.5% to $4.18 million for the nine months ended June 30, 2022 from $5.32 million for the nine months ended June 30, 2021. These decreases in the provision for income taxes were primarily due to lower income before income taxes. The Company's effective income tax rate was 20.42% for the quarter ended June 30, 2022 and 20.27% for the quarter ended June 30, 2021. The Company's effective tax rate was 20.15% for the nine months ended June 30, 2022 and 19.79% for the nine months ended June 30, 2021.

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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2022, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 37.28%.  At June 30, 2022, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which no amounts were outstanding. The Bank had $474.66 million available for borrowings with the FHLB at June 30, 2022. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At June 30, 2022, the Bank had no outstanding balance on this borrowing line, under which $87.72 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2022, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposits withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the nine months ended June 30, 2022 and 2021, the Bank originated $435.92 million and $470.04 million of loans, respectively. At June 30, 2022, the Bank had loan commitments totaling $178.55 million and undisbursed construction loans in process totaling $102.04 million.  Investment securities purchased during the nine months ended June 30, 2022 and 2021 totaled $167.60 million and $52.50 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the nine months ended June 30, 2022 and 2021, the Bank sold $51.05 million and $126.19 million, respectively, in loans and loan participation interests.  During the three and nine months ended June 30, 2022, the Bank received $64.02 million and $249.16 million in principal repayments, respectively.

The Bank’s liquidity has been positively impacted by increases in deposit levels. During the nine months ended June 30, 2022, deposits increased by $93.56 million from September 30, 2021. The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment and investment securities decreased to $719.38 million at June 30, 2022 from $740.96 million at September 30, 2021. CDs that are scheduled to mature in less than one year from June 30, 2022 totaled $78.65 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

Based on current objectives, there are no projects scheduled for capital investments in premises and equipment during the remaining three months ending September 30, 2022 that would materially impact liquidity. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.22 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2022 at the rate of $0.22 per share, the average total dividend paid each quarter would be approximately $1.83 million based on the number of current outstanding shares (which assumes no increases or decreases in the number of shares).

For the remaining three months ending September 30, 2022, the Bank projects that fixed commitments will include $80,000 of operating lease payments. There are no scheduled payments and maturities of FHLB borrowings during the fiscal year 2022, but due to favorable borrowing terms, the Company decided in January 2022 that it was advantageous to payoff $5.00 million in FHLB borrowings. In addition, at June 30, 2022, there were other future obligations and accrued expenses of $7.23 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. At June 30, 2022, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $2.37 million.

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

Based on its capital levels at June 30, 2022, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2022, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2022 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$197,247	10.61%	$74,375	4.00%	$92,969	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	197,247	18.31	48,479	4.50	70,026	6.50
Tier 1 capital	197,247	18.31	64,639	6.00	86,186	8.00
Total capital	210,717	19.56	86,186	8.00	107,732	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At June 30, 2022, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2022, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2022 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$200,178	10.72%
Risk-based Capital Ratios:
Common equity Tier 1 capital	200,178	18.57
Tier 1 capital	200,178	18.57
Total capital	213,658	19.82

Key Financial Ratios and Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
PERFORMANCE RATIOS:
Return on average assets	1.22%	1.63%	1.19%	1.74%
Return on average equity	10.80%	14.02%	10.48%	14.76%
Net interest margin	3.11%	3.22%	2.99%	3.30%
Efficiency ratio	57.80%	49.43%	57.87%	48.75%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s Form 10-K for the fiscal year ended September 30, 2021.

Item 4.  Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended June 30, 2022:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
4/1/2022 - 4/30/2022	—	$—	—	322,169
5/1/2022 - 5/31/2022	55,165	25.63	55,165	267,004
6/1/2022- 6/30/2022	3,513	25.07	3,513	263,491
Total	58,678	25.60	58,678	263,491

(1) On February 24, 2021, the Company announced a plan to repurchase 415,970 shares of the Company's common stock. As of June 30, 2022, 152,479 shares had been repurchased, and there were 263,491 shares still authorized to be repurchased under the plan.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (1)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.4	Form of Incentive Stock Option Agreement (5)
10.5	Form of Non-qualified Stock Option Agreement (5)
10.7	Employment Agreement with Michael R. Sand (6)
10.8	Employment Agreement with Dean J. Brydon (7)
10.9	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (8)
10.10	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101	The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2022, formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements
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
(5)Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).
(6)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on March 29, 2013.
(7)Incorporated by reference to Registrant's Current Report on Form 8-K filed on May 27, 2022
(8)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.
(9)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 18, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: August 5, 2022	By: /s/ Michael R. Sand
Michael R. Sand
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By: /s/ Dean J. Brydon
Dean J. Brydon
President and Chief Financial Officer
(Principal Financial Officer)