Form 10-K
period 2022-09-30
TIMBERLAND BANCORP INC
filed 2022-12-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	September 30, 2022	OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	0-23333

TIMBERLAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington			91-1863696
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

624 Simpson Avenue,	Hoquiam,	Washington	98550
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:			(360)	533-4747

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	TSBK	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [☐]
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ___
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No    ☒
As of December 2, 2022 the registrant had 8,240,087 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2022, was $224.34 million (8,305,826 shares at $27.01).  For purposes of this calculation, common stock held by officers and directors of the registrant was included.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (Part III).

TIMBERLAND BANCORP, INC.
2022 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I.		Page
Item 1.	Business
	General	4
	Market Area	4
	Lending Activities	6
	Investment Activities	22
	Deposit Activities and Other Sources of Funds	22
	Bank Owned Life Insurance	25
	How We Are Regulated	25
	Taxation	33
	Competition	33
	Subsidiary Activities	33
	Employees and Human Capital Resources	34
	Executive Officers of the Registrant	35
Item 1A.	Risk Factors	35
Item 1B.	Unresolved Staff Comments	47
Item 2.	Properties	49
Item 3.	Legal Proceedings	49
Item 4.	Mine Safety Disclosures	49
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6.	Reserved	50
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	50
	General	51
	Overview	54
	Operating Strategy	53
	Selected Financial Data	53
	Critical Accounting Policies and Estimates	54
	Market Risk and Asset and Liability Management	57
	Comparison of Financial Condition at September 30, 2022 and September 30, 2021	58
	Comparison of Operating Results for the Years Ended September 30, 2022 and 2021	61
	Average Balances, Interest and Average Yields/Cost	63
	Rate/Volume Analysis	65
	Liquidity and Capital Resources	65
	New Accounting Pronouncements	67
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	67
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	126
Item 9A.	Controls and Procedures	126
Item 9B.	Other Information	128
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	128
PART III.
Item 10.	Directors, Executive Officers and Corporate Governance	128
Item 11.	Executive Compensation	128
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	128
Item 13.	Certain Relationships and Related Transactions, and Director Independence	129
Item 14.	Principal Accounting Fees and Services	129
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	130
Item 16.	Form 10-K Summary	130

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia's invasion of Ukraine, as well as increasing oil prices and supply chain disruptions, and any governmental or societal responses to novel coronavirus disease 2019 ("COVID-19") pandemic, including the possibility of new COVID-19 variants; credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; uncertainty regarding the future of the London Interbank Offered Rate ("LIBOR"), and the transition away from LIBOR toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and of our bank subsidiary by the Federal Deposit Insurance Corporation, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules and including changes as a result of COVID-19; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans in our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; the quality and composition of our securities portfolio and the impact if any adverse changes in the securities markets, including on market liquidity; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism. and other external events on our business; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks described elsewhere in this Form 10-K and in the Company's other reports filed with or furnished to the Securities and Exchange Commission.

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2023 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's consolidated financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp" or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Bank (the "Bank").  At September 30, 2022, on a consolidated basis, the Company had total assets of $1.86 billion, net loans receivable of $1.13 billion, total deposits of $1.63 billion and total shareholders’ equity of $218.57 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corp.

The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 branches (including its main office in Hoquiam). The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank has been a member of the Federal Home Loan Bank System since 1937.  The Bank is regulated by the Washington Department of Financial Institutions, Division of Banks (“Division” or “DFI”) and the FDIC. The Company is regulated by the Board of Governors of the Federal Reserve System ("Federal Reserve").

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

Market Area

The Bank considers Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties, Washington as its primary market areas.  The Bank conducts operations from:

•its main office in Hoquiam (Grays Harbor County);
•five branch offices in Grays Harbor County (Ocean Shores, Montesano, Elma and two branches in Aberdeen);
•five branch offices in Pierce County (Edgewood, Puyallup, Spanaway, Tacoma and Gig Harbor);
•six branch offices in Thurston County (Tumwater, Yelm, two branches in Lacey and two branches in Olympia);
•two branch offices in Kitsap County (Poulsbo and Silverdale);
•a branch office in King County (Auburn); and

•three branch offices in Lewis County (Winlock, Toledo and Chehalis).

For additional information, see “Item 2. Properties.”

Hoquiam, with a population of approximately 8,900, is located in Grays Harbor County which is situated along Washington State’s central Pacific coast.  Hoquiam is located approximately 110 miles southwest of Seattle, Washington and 145 miles northwest of Portland, Oregon.

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

Grays Harbor County has a population of 77,000 according to the United States ("U.S.") Census Bureau 2022 estimates and a median family income of $79,600 according to 2022 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County increased to 5.8% at September 30, 2022 from 5.3% at September 30, 2021.  The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2022 increased 9.2% to $357,200 from $327,100 for the comparable prior year period.  The number of home sales increased 1.3% for the quarter ended September 30, 2022 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located in the county.

Pierce County is the second most populous county in the state and has a population of 926,000 according to the U.S. Census Bureau 2022 estimates.  The county’s median family income is $101,800 according to 2022 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 4.3% at September 30, 2022 from 4.2% at September 30, 2021. The median price of a resale home in Pierce County for the quarter ended September 30, 2022 increased 7.2% to $554,900 from $517,500 for the comparable prior year period.  The number of home sales decreased 5.7% for the quarter ended September 30, 2022 compared to the same quarter one year earlier.  The Bank has five branches located in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 298,000 according to the U.S. Census Bureau 2022 estimates and a median family income of $103,500 according to 2022 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased to 3.8% at September 30, 2022 from 3.5% at September 30, 2021. The median price of a resale home in Thurston County for the quarter ended September 30, 2022 increased 4.3% to $493,000 from $472,600 for the same quarter one year earlier.  The number of home sales decreased 0.5% for the quarter ended September 30, 2022 compared to the same quarter one year earlier.  The Bank has six branches located in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 274,000 according to the U.S. Census Bureau 2022 estimates and a median family income of $102,500 according to 2022 HUD estimates.  The Bank has two branches located in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area increased to 3.6% at September 30, 2022 from 3.4% at September 30, 2021.  The median price of a resale home in Kitsap County for the quarter ended September 30, 2022 increased 5.6% to $541,600 from $512,700 for the same quarter one year earlier.  The number of home sales was unchanged for the quarter ended September 30, 2022 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.3 million according to the U.S. Census Bureau 2022 estimates.  The Bank has one branch located in King County.  The county’s median family income is $134,600 according to 2022 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech.  According to the Washington State Employment Security Department, the unemployment rate for the King County area decreased to 2.9% at September 30, 2022 from 4.3% at

September 30, 2021. The median price of a resale home in King County for the quarter ended September 30, 2022 increased 4.3% to $893,800 from $856,700 for the same quarter one year earlier.  The number of home sales decreased 11.6% for the quarter ended September 30, 2022 compared to the same quarter one year earlier.

Lewis County has a population of 84,000 according to the U.S. Census Bureau 2022 estimates and a median family income of $79,600 according to 2022 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County increased to 4.7% at September 30, 2022 from 4.3% at September 30, 2021. The median price of a resale home in Lewis County for the quarter ended September 30, 2022 increased 3.8% to $396,500 from $381,900 for the same quarter one year earlier.  The number of home sales decreased 4.4% for the quarter ended September 30, 2022 compared to the same quarter one year earlier.  The Bank has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, multi-family properties, commercial real estate, and on raw or developed land, and the origination of construction loans, primarily for the construction of one- to four-family residences.  The Bank’s net loans receivable totaled $1.13 billion at September 30, 2022, representing 60.9% of consolidated total assets, and at that date, commercial real estate, construction (including undisbursed loans in process), multi-family and land loans were $914.15 million, or 72.9% of total loans.  Commercial real estate, construction, multi-family, and land loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 20% of its capital plus surplus. According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for loan losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2022, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $43.29 million under this policy.  At September 30, 2022, the largest amount outstanding to any one borrower and the borrower’s related entities was $39.79 million (including $4.18 million in available lines of credit), which was secured by various commercial real estate and residential properties and other business assets located primarily in King and Pierce counties, and these borrowings were performing according to their repayment terms at September 30, 2022.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $34.62 million (including $10.93 million of undisbursed construction loan proceeds).  These loans were secured by multi-family, one- to four-family and commercial real estate properties located primarily in Thurston County and were performing according to their loan repayment terms at September 30, 2022.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family (1)	$176,116	14.05%	$119,935	11.08%	$118,580	10.46%
Multi-family	95,025	7.58	87,563	8.09	85,053	7.50
Commercial	536,650	42.81	470,650	43.49	453,574	39.99
Construction - custom and owner/builder	119,240	9.51	109,152	10.08	129,572	11.42
Construction - speculative one- to four-family	12,254	0.98	17,813	1.65	14,592	1.29
Construction - commercial	40,364	3.22	43,365	4.01	33,144	2.92
Construction - multi-family	64,480	5.14	52,071	4.81	34,476	3.04
Construction - land development	19,280	1.54	10,804	1.00	7,712	0.68
Land	26,854	2.14	19,936	1.84	25,571	2.25
Total mortgage loans	1,090,263	86.97	931,289	86.05	902,274	79.55

Consumer Loans:
Home equity and second mortgage	35,187	2.81	32,988	3.05	32,077	2.83
Other	2,128	0.17	2,512	0.23	3,572	0.31
Total consumer loans	37,315	2.98	35,500	3.28	35,649	3.14

Commercial Loans:
Commercial business	125,039	9.97	74,579	6.89	69,540	6.13
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP")	1,001	0.08	40,922	3.78	126,820	11.18
Total commercial business and SBA PPP loans	126,040	10.05	115,501	10.67	196,360	17.31
Total loans receivable	1,253,618	100.00%	1,082,290	100.00%	1,134,283	100.00%

Less:
Undisbursed portion of construction loans in process	(103,168)		(95,224)		(100,558)
Deferred loan origination fees, net	(4,321)		(5,143)		(6,436)
Allowance for loan losses	(13,703)		(13,469)		(13,414)
Total loans receivable, net	$1,132,426		$968,454		$1,013,875
___________
(1)Does not include loans held for sale of $748, $3,217, $4,509, $6,071 and $1,785 at September 30, 2022, 2021, 2020, 2019 and 2018, respectively.

Residential One- to Four-Family Lending.  At September 30, 2022, $176.12 million, or 14.0%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal Home Loan Bank of Des Moines ("FHLB").  From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated.  At September 30, 2022, $82.25 million, or 46.7%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans.  All of the Bank’s ARM loans are retained in its loan portfolio.  The Bank offers several ARM products which adjust annually or every three to five years after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%.  These ARM products generally are re-priced utilizing the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 4.00%.  The Bank also offers ARM loans tied to the Wall Street Journal prime lending rate ("Prime Rate") index which typically do not have periodic or lifetime adjustment limits.  Loans tied to the Prime Rate normally have margins ranging up to 3.0%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan.  The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.  At September 30, 2022, $93.87 million, or 53.3%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

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

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 95% of the lesser of the appraised value or the purchase price.  However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac or the FHLB).  At September 30, 2022, two one- to four-family loans totaling $388,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending.  At September 30, 2022, $95.03 million, or 7.6%, of the Bank’s total loan portfolio was secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term FHLB borrowing, with principal and interest payments fully amortizing over terms of up to 30 years.  At September 30, 2022, the Bank’s largest multi-family loan had an outstanding principal balance of $7.01 million and was secured by an apartment building located in Thurston County. At September 30, 2022, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans.  Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements. At September 30, 2022, all multi-family loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending.  Commercial real estate loans totaled $536.65 million, or 42.8%, of the total loan portfolio at September 30, 2022.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years.  These loans are secured by properties, such as industrial warehouses, medical/dental offices, office buildings, retail/wholesale facilities, mini-storage facilities, hotel/motels, nursing homes, restaurants, convenience stores, shopping centers and mobile home parks, generally located in the Bank’s primary market area.  At September 30, 2022, the largest commercial real estate loan was secured by a medical office building in Thurston County, had a balance of $7.91 million and was performing according to its repayment terms.  At September 30, 2022, three commercial real estate loans totaling $657,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Construction Lending.      The Bank currently originates two types of residential construction loans:  (i) custom construction and owner/builder construction loans and (ii) speculative construction loans.  The Bank believes that its lengthy experience in providing residential construction loans has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending.  The Bank also originates construction loans for commercial properties, multi-family properties, and land development projects.  The Bank's construction loans generally provide for the payment of interest only during the construction phase, which is billed monthly, although during the term of some construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. At September 30, 2022, the Bank's construction loans totaled $255.62 million, or 20.4% of the Bank's total loan portfolio, including undisbursed loans in process of $103.17 million. All construction loans were performing according to their repayment terms at September 30, 2022. See "Lending Activities - Non-performing Loans and Delinquencies."

At September 30, 2022 and 2021, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2022		2021
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$119,240	46.65%	$109,152	46.80%
Speculative one- to four-family	12,254	4.79	17,813	7.64
Commercial real estate	40,364	15.79	43,365	18.60
Multi-family	64,480	25.23	52,071	22.33
Land development	19,280	7.54	10,804	4.63
Total	$255,618	100.00%	$233,205	100.00%

Custom and owner/builder construction loans are originated to home owners and are typically converted to or refinanced into permanent loans at the completion of construction.  The construction phase of these loans generally lasts up to 12 months with fixed interest rates typically ranging from 4.25% to 7.50% and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property.  At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio.  At September 30, 2022, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.51 million (including $1.31 million of undisbursed loans in process) and was performing according to its repayment terms.

Speculative one- to four-family construction loans are made to home builders and are termed “speculative”, because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home.  The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and pay real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated.  Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates generally ranging from 5.50% to 7.50%, and with a loan-to-value ratio of no more than 80% of the appraised value of the completed property.  At September 30, 2022, the largest aggregate outstanding balance to one borrower for speculative one- to four-family construction loans totaled $4.04 million (including $642,000 of undisbursed loans in process) and was comprised of four loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties.  At September 30, 2022, these loans amounted to $104.84 million, or 41.0%, of construction loan balances.  These loans are typically secured by apartment buildings, condominiums, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area.  At September 30, 2022, the largest outstanding multi-family construction loan was for $10.00 million (including $3.50 million of undisbursed loans in process) secured by an apartment building project in Thurston County.  At September 30, 2022, the largest outstanding commercial real estate construction loan was secured by a mini-storage facility in Grays Harbor, Washington and had a balance of $7.21 million (including $348,000 of undisbursed loans in process). This loan was performing according to its repayment terms at September 30, 2022.

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

Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes. Land loans originated by the Bank generally have maturities of one to ten years.  The largest land loan is secured by land in Pierce County, had an outstanding balance of $1.72 million and was performing according to its repayment terms at September 30, 2022.  At September 30, 2022, two land loans totaling $450,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.  The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property.  The loan-to-value ratio is typically 90% or less, when taking into account both the first and second mortgage loans.  Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the Prime Rate.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans in which the Bank is in the first lien position, because they are generally secured by mortgages subordinated to the existing first mortgage on the property. For those second mortgage loans and home equity lines credit on which the Bank does not hold the existing first mortgage on the property, it is unlikely that the Bank will be successful in recovering all or a portion of the loan balance in the event of default unless the Bank is prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles.  In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation.  The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment.  In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.  Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.  The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio, because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans.  At September 30, 2022, three consumer loans totaling $255,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans totaled $126.04 million, or 10.1%, of the loan portfolio at September 30, 2022.  Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the Prime Rate.  The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $4.78 million at September 30, 2022 and was performing according to its repayment terms.  At September 30, 2022, seven commercial business loans totaling $309,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank has increased commercial business loan originations made under the U.S. Small Business Administration ("SBA") 7(a) program. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. The terms of these loans vary by purpose and type of underlying collateral. The loans are primarily underwritten on the basis of the borrower's ability to service the loan from income. Under the SBA 7(a) program, the loans carry an SBA guaranty for up to 85% of the loan. Typical maturities for this type of loan vary but can be up to ten years. SBA 7(a) loans are all adjustable rate loans based on the Prime Rate. Under the SBA 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans. The Bank generally offers SBA 7(a) loans within a range of $50,000 to $1.50 million.

Commercial business loans also include loans originated under the PPP, a specialized low-interest (1%) forgivable loan program funded by the U.S. Treasury Department and administered by the SBA. The SBA guarantees 100% of the PPP loans made to eligible borrowers. The program was instituted in response to the COVID-19 pandemic and ended May 31. 2021. The Bank is now working with its remaining PPP borrowers on the forgiveness phase of the program. The entire principal amount of the borrower's PPP loans, including any accrued interest, is eligible to be forgiven and repaid by the SBA. SBA PPP loans totaled $1.00 million at September 30, 2022.

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

Loan Maturity.  The following table sets forth certain information at September 30, 2022 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$3,001	$13,747	$67,737	$91,631	$176,116
Multi-family	4,146	9,914	80,852	113	95,025
Commercial	24,954	88,651	420,468	2,577	536,650
Construction (1)	255,618	—	—	—	255,618
Land	9,914	13,339	3,542	59	26,854
Consumer loans:
Home equity and second mortgage	3,462	11,177	18,937	1,611	35,187
Other	432	303	697	696	2,128
Commercial business	28,048	30,262	56,411	10,318	125,039
SBA PPP	—	1,001	—	—	1,001
Total	$329,575	$168,394	$648,644	$107,005	1,253,618
Less:
Undisbursed portion of construction loans in process
Deferred loan origination fees, net					(103,168)
Allowance for loan losses					(4,321)
Total loans receivable, net					(13,703)
					$1,132,426
_____________
(1)    Includes $119.24 million of customer and owner/building construction/permanent loans, a portion of which may convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2022, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$79,473	$93,642	$173,115
Multi-family	35,214	55,665	90,879
Commercial	225,212	286,485	511,697
Land	14,988	1,952	16,940
Consumer loans:
Home equity and second mortgage	4,497	27,228	31,725
Other	1,188	508	1,696
Commercial business	92,652	4,339	96,991
SBA PPP	1,001	—	1,001
Total	$454,225	$469,819	$924,044

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

Loan applications are initiated by loan officers and are required to be approved by an authorized loan officer or Bank underwriter, one of the Bank’s Loan Committees or the Bank’s Board of Directors.  The Bank’s Consumer Loan Committee consists of several underwriters, each of whom can approve one- to four-family mortgage loans and other consumer loans up to and including the current Freddie Mac single-family limit. Loan officers may also be granted individual approval authority for certain loans up to a maximum of $250,000. The approval authority for individual loan officers is granted on a case by case basis by the Bank's Chief Credit Administrator or Chief Executive Officer.  All construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors, or in the case of one- to four- family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter, subject to their individual or Loan Committee loan limit. The Bank’s Commercial Loan Committee, which consists of the Bank’s Chief Executive Officer, President, Chief Credit Administrator, Executive Vice President of Lending, a commercial underwriter, and two Senior Vice Presidents of Commercial Lending, may approve commercial real estate loans and commercial business loans up to and including $3.00 million. The Bank’s Chief Executive Officer, President, Chief Credit Administrator and Executive Vice President of Lending also have individual lending authority for loans up to and including $750,000. The Bank’s Board Loan Committee, which consists of two rotating non-employee Directors and the Bank’s Chief Executive Officer may approve loans up to and including $5.00 million.  Loans in excess of $5.00 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $5.00 million, must be approved by the Bank’s Board of Directors.

Loan Originations, Purchases and Sales.  During the years ended September 30, 2022, 2021 and 2020, the Bank’s total gross loan originations were $572.46 million, $602.34 million and $597.19 million, respectively.  Periodically, the Bank purchases loan participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other banks.  These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud.  During the years ended September 30, 2022 and 2020, the Bank did not purchase any loan participation interests. During the year ended September 30, 2021, the Bank purchased $9.04 million in loan participation interests.

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed-rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives. The Bank also sells the guaranteed portion of some of its SBA 7(a) loans in the secondary market.  Loans sold in the secondary market are generally sold on a servicing retained basis.  At September 30, 2022, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $410.29 million.

The Bank also periodically sells participation interests in construction loans, commercial real estate loans, multi-family and commercial business loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower and to generate fee income.  During the years ended September 30, 2022, 2021 and 2020, the Bank sold loan participation interests of $14.4 million, $10.0 million and $6.26 million, respectively.

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

	Year Ended September 30,
	2022	2021	2020
Loans originated:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$123,149	$174,379	$172,838
Multi-family	8,647	10,727	12,237
Commercial	127,951	110,063	74,927
Construction	204,911	169,284	158,366
Land	19,281	10,654	4,955
Consumer	27,350	25,674	19,259
Commercial business loans	61,174	36,672	27,071
SBA PPP loans	—	64,891	127,535
Total loans originated	572,463	602,344	597,188
Loans and loan participations purchased:
Mortgage loans:
Commercial	—	3,999	—
Commercial business	—	5,042	—
Total loans purchased	—	9,041	—
Total loans originated, acquired and purchased	572,463	611,385	597,188
Loans sold:
Loan participation interests sold	(14,389)	(10,000)	(6,255)
Whole loans sold	(59,115)	(140,202)	(160,987)
Total loans sold	(73,504)	(150,202)	(167,242)

Loan principal repayments	(324,233)	(500,032)	(287,039)
Other items, net	(10,754)	(6,572)	(15,694)
Net increase (decrease) in loans receivable	$163,972	$(45,421)	$127,213

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank (excluding SBA PPP loans) is generally up to 2.0% of the loan amount. In addition to the 1.0% interest earned on SBA PPP loans, the Bank earned a fee from the SBA to cover processing costs, which is amortized over the life of the loan and recognized fully at payoff or forgiveness. The Bank began processing loan forgiveness applications and receiving SBA PPP forgiveness payments during the three months ended December 31, 2020. Banks may not collect any fees from the SBA PPP loan applicants.

  Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized net deferred loan origination fees totaled $4.32 million (including $42,000 for SBA PPP loans) at September 30, 2022.

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

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

	At September 30,
	2022	2021	2020
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$388	$407	$659
Commercial	657	773	858
Land	450	683	394
Consumer loans	255	533	564
Commercial business loans	309	458	430
Total	2,059	2,854	2,905

Accruing loans which are contractually past due 90 days or more	—	—	—
Total of non-accrual and 90 days or more past due loans	2,059	2,854	2,905

Non-accrual investment securities	106	159	209

Other real estate owned and other repossessed assets	—	157	1,050
Total non-performing assets (2)	$2,165	$3,170	$4,164

Troubled debt restructured loans on accrual status (3)	$2,472	$2,371	$2,868

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (4)	0.18%	0.29%	0.28%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.11%	0.16%	0.19%

Non-performing assets as a percentage of total assets	0.12%	0.18%	0.27%

Loans receivable, net (4)	$1,146,129	$981,923	$1,027,289
Total assets	$1,860,508	$1,792,180	$1,565,978

_______________
(1)Includes non-accrual one- to four-family properties in the process of foreclosure totaling $0, $150,
$0, $150 and $0 as of September 30, 2022, 2021, 2020, 2019 and 2018, respectively.
(2)    Does not include troubled debt restructured loans on accrual status.
(3)Does not include troubled debt restructured loans totaling $142, $182 $203, $366 and $323 recorded as non-accrual loans as of September 30, 2022, 2021, 2020, 2019 and 2018, respectively.
(4)    Loans receivable, net for purposes of this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The Bank’s non-accrual loans decreased by $795,000 to $2.06 million at September 30, 2022 from $2.85 million at September 30, 2021, as a result of a $278,000 decrease in consumer loans, a $233,000 decrease in land loans, a $149,000 decrease in commercial business loans, a $116,000 decrease in commercial mortgage loans and a $19,000 decrease in one- to four-family mortgage loans on non-accrual status.  A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.”

Other Real Estate Owned and Other Repossessed Assets.  Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold.  When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.

Restructured Loans.  Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans."  A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. TDRs are considered impaired and are individually evaluated for impairment. TDRs are classified as either accrual or non-accrual. TDRs are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Bank had TDRs at September 30, 2022 and 2021 totaling $2.61 million and $2.55 million, respectively, of which $143,000 and $182,000, respectively, were on non-accrual status. None of the allowance for loan losses was allocated to TDRs at September 30, 2022 or 2021. In late March 2020, the Bank announced COVID-19 loan modification programs to support and provide relief for its borrowers during the COVID-19 pandemic. The Company followed the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to TDR classification. Pursuant to the CARES Act, loan modifications made between March 1, 2020 and the earlier of (i) December 30, 2020 or (ii) 60 days after the President declared a termination of the COVID-19 national emergency were not classified as TDRs if the related loans were not more than 30 days past due as of December 31, 2019. The Consolidated Appropriations Act, 2021 ("CAA 2021") extended the period to suspend the requirements under TDR accounting guidance to January 1, 2022. Modifications included payment deferrals, fee waivers, extensions of repayment term, or other delays in payment. As of September 30, 2022, there were no loan customers deferring loan payments, and all customers that were granted deferrals to assist during the COVID pandemic have resumed contractual payments. At September 30, 2021, one customer with an outstanding balance of $323,000 was deferring loan payments.

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

The categories of non-accrual loans and impaired loans overlap, although they are not identical.  The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due.  At September 30, 2022, the Bank had $4.53 million in impaired loans.  For additional information on impaired loans, see Note 4 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Other Loans of Concern.  Loans not reflected in the table above as non-performing, but where known information about possible credit problems of borrowers causes management to have doubts as to the ability of the borrower to comply with present repayment terms and that may result in disclosure of such loans as non-performing assets in the future, are commonly referred to as “other loans of concern” or “potential problem loans.”  The amount included in potential problem loans results from an evaluation, on a loan-by-loan basis, of loans classified as “substandard” and “special mention,” as those terms are defined under “Asset Classification” below.  The amount of potential problem loans (not included in the table above as non-performing) was $5.56 million at September 30, 2022. The vast majority of these loans are collateralized by real estate.  See “Asset Classification” below for additional information regarding the Bank's problem loans.

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

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and the allowance for loan losses at the dates indicated, were as follows:

	At September 30,
	2022	2021	2020
	(Dollars in thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)(2)	7,387	3,604	3,649
Special mention (1)	237	5,012	5,864
Total classified and special mention loans	$7,624	$8,616	$9,513
Allowance for loan losses	$13,703	$13,469	$13,414
_____________
(1)For further information concerning the change in classified assets, see “Non-performing Loans and Delinquencies" above.
(2)Includes non-performing loans.

Loans classified as substandard increased by $3.78 million to $7.39 million at September 30, 2022 from $3.60 million at September 30, 2021.  At September 30, 2022, 31 loans were classified as substandard. Of the $7.39 million in loans classified as substandard at September 30, 2022, $2.06 million were on non-accrual status.  The largest loan classified as substandard at September 30, 2022 had a balance of $4.83 million and was secured by a commercial real estate property in King County. This loan was not on non-accrual status at September 30, 2022, as the loan was making payments in accordance with its repayment terms and was adequately collateralized.  The next largest loan classified as substandard at September 30, 2022 had a balance of $488,000 and was secured by a commercial real estate property in Grays Harbor County. This loan was on non-accrual status at September 30, 2022.

Loans classified as special mention decreased by $4.78 million to $237,000 at September 30, 2022 from $5.01 million at September 30, 2021. At September 30, 2022, two loans were classified as special mention. The largest credit relationship classified as special mention at September 30, 2022 had a balance of $210,000 and was secured by a commercial real estate property in Grays Harbor County. This loan was performing according to its repayment terms at September 30, 2022.

Allowance for Loan Losses ("ALL").  The allowance for loan losses is maintained to absorb probable losses inherent in the loan portfolio.  The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance.  The Bank’s methodology for assessing the adequacy of its allowance for loan losses is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates and other factors.  Using these loss estimate factors, management develops a range of probable loss for each loan category.  Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or net realizable collateral values.  The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance.  When determining the appropriate loss factors in fiscal 2022, management also took into consideration inflation, a potential recession and slowing economic growth, and any governmental or societal responses to the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, consumer spending levels and trends, and industries significantly impacted by the COVID-19 pandemic.

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

The Bank’s allowance for loan losses as a percentage of total loans receivable and non-performing loans was 1.20% and 665.52%, respectively, at September 30, 2022 and 1.37% and 471.93%, respectively, at September 30, 2021. The $1.00 million balance of SBA PPP loans was omitted from the allowance for loan loss calculation at September 30, 2022, as these loans are fully guaranteed by the SBA.
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

While the Bank believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  A further decline in national and local economic conditions, as a result of the effects of inflation, a potential recession or slowing economic growth, and any governmental or societal responses to the COVID-19 pandemic, among other factors could result in a material increase in the allowance for loan losses which may adversely affect the Company's financial condition and results of operations.

Credit Ratios

The following table sets forth the ratios between the ALL, non-accrual loans and total loans at the dates indicated:

	At September 30,
	2022	2021	2020
	(Dollars in thousands)
ALL	$13,703	$13,469	$13,414
Non-accrual loans	$2,059	$2,854	$2,905
Loans receivable, net (1)	$1,146,129	$981,923	$1,027,289
ALL to loans receivable, net	1.20%	1.37%	1.31%
Non-accrual loans to loans receivable, net	0.18%	0.29%	0.28%
ALL to non-accrual loans	665.52%	471.93%	461.76%
________________________________
(1)Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and net deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses by loan category at the dates indicated:

	At September 30,
	2022		2021		2020
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$1,658	14.05%	$1,154	11.08%	$1,163	10.46%
Multi-family	855	7.58	765	8.09	718	7.50
Commercial	6,682	42.81	6,813	43.49	7,144	39.99
Construction - custom and owner/builder	675	9.51	644	10.08	832	11.42
Construction - speculative one- to four-family	130	0.98	188	1.65	158	1.29
Construction - commercial	343	3.22	784	4.01	420	2.92
Construction - multi-family	447	5.14	436	4.81	238	3.04
Construction - land development	233	1.54	124	1.00	133	0.68
Land	397	2.14	470	1.84	572	2.25
Non-mortgage loans:
Consumer loans	482	2.98	578	3.28	664	3.14
Commercial business loans	1,801	10.05	1,513	10.67	1,372	17.31
Total allowance for loan losses	$13,703	100.00%	$13,469	100.00%	$13,414	100.00%

Analysis of ALL

The table below sets forth the ratio of net charge-offs during the period to average loans outstanding during the period:

	September 30,
	2022				2021					2020
	(Net Charge-offs) Recoveries		Average Loans	(Net Charge-Offs) Recoveries to Average Loan	(Net Charge-offs) Recoveries		Average Loans	(Net Charge-Offs) Recoveries to Average Loan		(Net Charge-offs) Recoveries	Average Loans	(Net Charge-Offs) Recoveries to Average Loan
	(Dollars in thousands)
Mortgage Loans:
One- to four-family	$—		$140,516	—%	$—		$122,291	—%		$2	$131,093	—
Multi-family	—		88,469	—	—		90,569	—		—	80,448	—
Commercial	—		513,152	—	—		458,631	—		6	441,173	—
Construction	—		131,960	—	—		121,441	—		5	121,458	—
Land	—		31,034	—	45		23,617	0.19		20	30,439	0.07
Total mortgage loans	—		905,131	—	45		816,549	0.01		33	804,611	0.07

Consumer Loans:
Home equity	—		33,418	—	—		32,988	—		15	37,247	0.04
Other	(9)		2,369	(0.38)	3		2,848	0.11		(9)	3,746	(0.24)
Total consumer loans	(9)	(9)	35,787	(0.38)	3	3,000	35,836	0.11	0.0011	6	40,993	(0.20)

Commercial Loans:
Commercial business	(27)		114,717	(0.02)	7		174,357	—		(15)	124,796	(0.01)
Total	$(36)		$1,055,635	—%	$55		$1,026,742	0.01%		$24	$970,400	—%

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

At September 30, 2022, the Bank’s investment portfolio was comprised of investments in debt securities that totaled $308.02 million, consisting of $170.68 million of U.S. government agency securities, $93.33 million of mortgage-backed securities held to maturity, $2.10 million of taxable municipal securities held to maturity, $500,000 of bank issued trust preferred securities held to maturity and $41.42 million of mortgage-backed securities available for sale.  The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $132.28 million at September 30, 2021, consisting of $28.76 million of U.S. government agency securities, $39.84 million of mortgage-backed securities held to maturity, $500,000 of bank issued trust preferred securities held to maturity and $63.18 million of mortgage-backed securities available for sale.

The following table sets forth the maturities and weighted average yields of the debt securities in the Bank's portfolio at September 30, 2022.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to Maturity:
U.S. Treasury and U.S. government agency securities	$—	—%	$141,921	1.75%	$28,755	1.30%	$—	—%
Mortgage-backed securities	3,027	5.38	18,578	4.64	9,515	3.35	62,210	3.46
Taxable municipal securities	—	—	2,102	3.44	—	—	—	—
Bank issued trust preferred securities	—	—	—	—	500	4.75	—	—

Available for Sale:
Mortgage-backed securities	—	—	3,159	3.43	9,152	2.93	29,104	3.18
Total portfolio	$3,027	5.38%	$165,760	2.13%	$47,922	2.05%	$91,314	3.37%

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

Deposit Accounts.  Substantially all of the Bank's depositors are residents of Washington.  Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns.  The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs. The Bank also has checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is generally permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines.  At September 30, 2022, the Bank had $21.09 million, or 1.3% of total deposits, from businesses associated with the marijuana industry. See "Item 1A. Risk Factors - We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations."

At September 30, 2022, the Bank had $21.83 million of jumbo certificates of deposit of $250,000 or more.  The Bank had $4.62 million in brokered reciprocal money market deposits at September 30, 2022. The Bank believes that its jumbo certificates of deposit, which represented 1.3% of total deposits at September 30, 2022, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2022:

Category	Amount	Percentage of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$530,058	32.48%
Negotiable order of withdrawal (“NOW”) checking	447,779	27.43
Savings	283,219	17.35
Money market	248,536	15.23
Subtotal	1,509,592	92.49

Certificates of Deposit (1)

Maturing within 1 year	76,311	4.68
Maturing after 1 year but within 2 years	22,714	1.39
Maturing after 2 years but within 5 years	23,489	1.44
Maturing after 5 years	70	—
Total certificates of deposit	122,584	7.51
Total deposits	$1,632,176	100.00%
______________________
(1)Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2022.  Jumbo certificates of deposit have principal balances of $250,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$2,007
Over three through six months	1,090
Over six through twelve months	7,753
Over twelve months	10,980
Total	$21,830

As of September 30, 2022 and 2021, approximately $122.69 million and $134.25 million, respectively, of our deposit portfolio were uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for Timberland Bank’s regulatory reporting requirements. The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30, 2022 (dollars in thousands).

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$257
Over three through six months	90
Over six through twelve months	4,253
Over twelve months	6,779
Total	$11,379

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated:

	At September 30,
	2022			2021			2020
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$530,058	32.48%	$(5,154)	$535,212	34.08%	$93,323	$441,889	32.53%
NOW checking	447,779	27.43	17,682	430,097	27.39	53,198	376,899	27.75
Savings	283,219	17.35	22,530	260,689	16.60	40,820	219,869	16.18
Money market	248,536	15.23	38,108	210,428	13.40	49,203	161,225	11.87
Certificates of deposit which mature:
Within 1 year	76,311	4.68	(5,111)	81,422	5.18	(21,440)	102,862	7.57
After 1 year, but within 2 years	22,714	1.39	(3,727)	26,441	1.68	(2,914)	29,355	2.16
After 2 years, but within 5 years	23,489	1.44	(2,777)	26,266	1.67	(41)	26,307	1.94
Certificates maturing thereafter	70	—	70	—	—	—	—	—
Total	$1,632,176	100.00%	$61,621	$1,570,555	100.00%	$212,149	$1,358,406	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

	At September 30,
	2022	2021	2020
	(Dollars in thousands)
0.00 - 1.99%	$101,070	$108,191	$99,150
2.00 - 3.99%	21,254	25,678	59,114
4.00 - 5.99%	260	260	260
Total	$122,584	$134,129	$158,524

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit by rate at September 30, 2022:

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(Dollars in thousands)
0.00 - 1.99%	$71,796	$12,084	$17,120	$70	$101,070
2.00 - 3.99%	4,413	10,472	6,369	—	21,254
4.00 - 5.99%	102	158	—	—	260
Total	$76,311	$22,714	$23,489	$70	$122,584

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the years indicated:

	Year Ended September 30,
	2022	2021	2020
	(Dollars in thousands)
Beginning balance	$1,570,555	$1,358,406	$1,068,227
Net deposits before interest credited	58,965	209,136	285,544
Interest credited	2,656	3,013	4,635
Net increase in deposits	61,621	212,149	290,179
Ending balance	$1,632,176	$1,570,555	$1,358,406

For additional information regarding our deposits, see “Note 10—Deposits” of the Notes to Consolidated Financial Statements contained in "Part II. Item 8. Financial Statements and Supplementary Data" of this report on Form 10-K.

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes.  The Bank has the ability to use borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements.  The FHLB functions as a central reserve bank providing credit for member financial institutions.  As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Borrowings are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2022, the Bank maintained an unused credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount to 45% of the Bank’s total assets, limited by available collateral, under which no borrowings were outstanding. The Bank maintains a short-term borrowing line of credit with the FRB with total credit based on eligible collateral.  At September 30, 2022, the Bank had no outstanding balance and $77.09 million in unused borrowing capacity on this borrowing line of credit. A short-term borrowing line of credit of $50.00 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2022.

The Bank did not have any short-term borrowings for the years ended September 30, 2022, 2021 and 2020. For additional information regarding our borrowings, see "Note 11-FHLB Borrowings and Other Borrowings" in the Notes to Consolidated Financial Statements in "Part II. Item 8. Financial Statements and Supplemental Data" of this report on Form 10-K.

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2022, the cash surrender value of bank owned life insurance (“BOLI”) was $22.81 million.

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

In October 2022, the FDIC finalized a rule that will increase the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023 (January 1, 2023 through March 31, 2023). The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35 percent within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC’s Amended Restoration Plan. The FDIC also concurrently maintained the Designated Reserve Ratio (“DRR”) for the DIF at 2 percent for 2023. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2 percent DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2 percent, and again when it reaches 2.5 percent. The revised assessment rate schedule will remain in effect unless and until the reserve ratio meets or exceeds 2 percent, absent further action by the FDIC.

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

Capital Requirements. Federally insured financial institutions, such as the Bank, and their holding companies, are required to maintain a minimum level of regulatory capital. The Bank is subject to capital regulations adopted by the FDIC, which establish minimum required ratios for a common equity Tier 1 (“CET1”) capital to risk-based assets ratio, a Tier 1 capital to risk-based assets ratio, a total capital to risk-based assets ratio and a Tier 1 capital to total assets leverage ratio. The capital standards require the maintenance of the following minimum capital ratios: (i) a CET1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6%; (iii) a total capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4%. Consolidated regulatory capital requirements identical to those applicable to subsidiary banks generally apply to bank holding companies. However, the Federal Reserve has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and bank holding companies with less than $3.0 billion of consolidated assets are not subject to the consolidated holding company capital requirements unless otherwise directed by the Federal Reserve.

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank has not elected to use the CBLR framework as of September 30, 2022.

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

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital ratios in order to avoid limitations on paying dividends, repurchasing shares and paying certain discretionary bonuses. At September 30, 2022, the Bank met the requirements to be "well capitalized," and the Bank's CET1 capital exceeded the required conservation buffer.

The following table compares the Bank's actual capital amounts at September 30, 2022 to its minimum regulatory capital requirements at that date (Dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$202,438	10.9%	$74,039	4.0%	$92,549	5.0%

Risk-based Capital Ratios:
CET1 capital	202,438	18.0	50,551	4.5	73,018	6.5

Tier 1 capital	202,438	18.0	67,402	6.0	89,869	8.0

Total capital	216,446	19.3	89,869	8.0	112,336	10.0

For additional information regarding the Bank's regulatory capital requirements, see Note 17-Regulatory Matters of the Notes to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

The FASB has adopted a new accounting standard for GAAP that will be effective for us for our first fiscal year beginning after December 15, 2022. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

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

At September 30, 2022, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" above and Note 17 of the Notes to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB based on the Bank's asset size and level of borrowings from the FHLB.  At September 30, 2022, the Bank had $2.19 million in FHLB stock, which was in compliance with this requirement.  The FHLB pays dividends quarterly, and the Bank received $65,000 in dividends during the year ended September 30, 2022.

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

 Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:
• Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or
• Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of September 30, 2022, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 82.89% of regulatory capital. In addition, at September 30, 2022 the Bank’s loans on commercial real estate, as defined by the FDIC, were 275.18% of regulatory capital.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At September 30, 2022, the Bank was in compliance with the reserve requirements in place at that time.

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

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Washington and other federal and state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm.

Other Consumer Protection Laws and Regulations.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") established the Consumer Financial Protection Bureau ("CFPB") as an independent bureau of the Federal Reserve with responsibility for the implementation of federal financial consumer protection and fair lending laws and regulations. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, is generally subject to supervision and enforcement by the FDIC and DFI with respect to its compliance with federal and state consumer financial protection laws and regulations.

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

As a bank holding company, the Company is required to file semi-annual reports with the Federal Reserve and any additional information required by the Federal Reserve and is subject to regular examinations by the Federal Reserve.  The Federal Reserve also has extensive enforcement authority over bank holding companies, including the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries).  In general, enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices.

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

Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3.00 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. At the time of this change, Timberland Bancorp, Inc. was considered “well capitalized” as defined for a bank holding company with a total risk-based capital ratio of 10.0% or more and a Tier 1 risk-based capital ratio of 8.0% or more, and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. If the Company were subject to regulatory guidelines for bank holding companies with $3.00 billion or more in assets, at September 30, 2022, the Company would have exceeded all regulatory requirements.

The following table presents for informational purposes the regulatory capital ratios for the Company as of September 30, 2022 (Dollars in thousands):

	Actual
	Amount	Ratio

Leverage Capital Ratio:
Tier 1 capital	$204,659	11.0%

Risk-based Capital Ratios:
CET1 capital	204,659	18.2

Tier 1 capital	204,659	18.2

Total capital	218,667	19.5

For additional information, see Note 17 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Federal Securities Laws. Timberland Bancorp, Inc.’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Company is subject to information, proxy solicitation, insider trading restrictions and other requirements under the Exchange Act.

COVID-19 Legislation. In response to the COVID-19 pandemic, Congress and the federal banking agencies, though legislation, rule making, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the CARES Act and CAA 2021. As the on-going COVID-19 pandemic evolves, federal and state regulatory authorities continue to issue additional guidance with respect to COVID-19. In addition, it is possible that Congress will enact additional COVID-19 response legislation in response to new COVID-19 variants. We will continue to assess the impact of the CARES Act, CAA, 2021 and other statues, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Dividends-Received Deduction. The Company may exclude from its income 100.0% of dividends received from the Bank as a member of the same affiliated group of corporations.  The corporate dividends-received deduction is generally 50.0% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20.0% of the stock of a corporation distributing a dividend, then 65.0% of any dividends received may be deducted.

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2018.

For additional information regarding our federal income taxes, see Note 13-Income Taxes of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts at September 30, 2022. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

Competition

The Bank operates in an intensely competitive market for the attraction of deposits and in the origination of loans.  The Bank competes for loans and deposits with other commercial banks, thrift institutions, credit unions, mortgage bankers, and other providers of financial services, including finance companies, online-only banks, mutual funds, insurance companies, and more recently with financial technology companies that rely on technology to provide financial services. Many of our competitors have substantially greater resources than we do. Particularly in times of high or rising interest rates, the Bank also faces significant competition for investor's funds from short-term money market securities and other corporate and government securities. The Bank competes for loans principally through the range and quality of services we provide, interest rates and loan fees, and robust delivery channels for our products and services. The Bank actively solicits deposit-related clients and competes for deposits by offering depositors a variety of savings accounts, checking accounts, cash management and other services.

Subsidiary Activities

The Bank has one wholly-owned subsidiary, Timberland Service Corp. (“Timberland Service”), whose primary function is to provide escrow services.

Employees and Human Capital Resources

Workforce. As of September 30, 2022, the Company had 284 full-time employees and 11 part-time and on-call employees.  The employees are not represented by a collective bargaining unit, and the Company believes that its relationship with its employees is good. We believe that our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. Our average tenure was 7.7 years as of September 30, 2022. Our workforce was 80% female and 20% male, and women held 81% of the Bank's management roles (including department supervisors and managers, as well as executive leadership). The average tenure of management was 13.4 years. The ethnicity of our workforce was 79% White, 8% Hispanic or Latinx, 4% two or more races, 4% Asian, 2% Native Hawaiian or Pacific Islander, 2% African American or Black and 1% American Indian or Alaska Native. The Company's board of directors is comprised of the Company's Chief Executive Officer and seven non-employee directors, including four identified as female and one identified as a member of a minority community.

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

Response to COVID-19 pandemic. As an essential business, the Company responded quickly to implement procedures to assist employees in navigating the challenging impact from the pandemic, as well as protect the safety of both employees and customers. In response to Washington State's stay at home order, the Company moved eligible positions to remote work status. Safety measures were promptly implemented to protect employees working on site, which included installation of protective partitions and fully equipping locations with personal safety supplies. Employees who experienced a reduction in hours due to reduced branch operating hours continued to receive their full pay. Additional sick leave was authorized for employees impacted directly by the COVID-19 virus. As of September 30, 2022, all banking branches are open with normal hours and substantially all employees have returned to their routine working environments. The Bank will continue to monitor branch access and occupancy levels in relation to cases and close contact scenarios and follow governmental restrictions and public health authority guidelines to support our employees and prioritize employee safety.

Training and education. The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for employees. The Bank's compliance training program provides annual training courses to help ensure that all employees and officers know the rules applicable to their jobs.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank:

Executive Officers of the Company and Bank

	Age at September 30, 2022	Position
Name		Company	Bank
Michael R. Sand	68	Chief Executive Officer	Chief Executive Officer

Dean J. Brydon	55	President and Chief Financial Officer	President and Chief Financial Officer

Robert A. Drugge	71	Executive Vice President of Lending	Executive Vice President of Lending

Jonathan A. Fischer	48	Executive Vice President, Chief Operating Officer and Secretary	Executive Vice President,Chief Operating Officer and Secretary

Edward C. Foster	65	Executive Vice President and Chief Credit Administrator	Executive Vice President and Chief Credit Administrator

Marci A. Basich	53	Senior Vice President and Treasurer	Senior Vice President and Treasurer

Biographical Information.

Michael R. Sand has been affiliated with the Bank since 1977 and has served as Chief Executive Officer of the Bank and the Company since September 30, 2003. Mr. Sand had served as President of the Bank and the Company from January 23, 2003 through January 24, 2022.  Prior to appointment as President and Chief Executive Officer, Mr. Sand had served as Executive Vice President and Secretary of the Bank since 1993 and as Executive Vice President and Secretary of the Company since its formation in 1997.

Dean J. Brydon has been affiliated with the Bank since 1994 and has served as President of the Bank and the Company since January 24, 2022. Mr. Brydon has served as the Chief Financial Officer of the Company and the Bank since January 2000. Previously Mr. Brydon had served as Secretary of the Company and the Bank from January 2004 to January 2022.  Mr. Brydon is a Certified Public Accountant.

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

Jonathan A. Fischer has been affiliated with the Bank since October 1997 and has served as Chief Operating Officer since August 23, 2012. Mr. Fischer has served as Secretary of the Bank and the Company since January 2022.  Prior to that, Mr. Fischer had served as the Chief Risk Officer since October 2010.  Mr. Fischer had also served as the Compliance Officer, Community Reinvestment Act Officer, and Privacy Officer since January 2000.

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

Substantially all of our loans are to businesses and individuals in the state of Washington. A return of recessionary conditions or adverse economic conditions in our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties Washington, which we consider to be our primary market area, may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our business, financial condition, and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade, and it is not known how changes in tariffs being imposed on international trade may also affect these businesses. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

A deterioration in economic conditions in the market areas we serve as a result of inflation, a recession, the effects of COVID-19 variants or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our allowance for loan losses;
•the sale of foreclosed assets may slow;
•demand for our products and services may decline possibly resulting in a decrease in our total loans, total deposits, or assets;
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

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The annual inflation rate in the United States increased to 8.2% in September 2022. As a result, the Federal Reserve has continued to increase the target federal funds rate, by 300 basis points to date in 2022, and has indicated its intention to continue to increase interest rates in an effort to combat inflation. As inflation increases, the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our non-interest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.

The COVID-19 pandemic caused significant economic dislocation in the United States and internationally, resulting in a slow-down in economic activity, increased unemployment levels, and disruptions in global supply chains and financial markets. The pandemic and related government actions to curb its spread also resulted in closures of many organizations and the institution of social distancing requirements in many states and communities. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. In response to the pandemic, various state governments and federal agencies required lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). Federal banking agencies encouraged financial institutions to prudently work with affected borrowers and legislation provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. The spread of the coronavirus also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.

Given the ongoing dynamic nature of variants of COVID-19, it is difficult to predict the full impact of the COVID-19 pandemic outbreak on our business. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to a number of risks, any of which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets; a triggering event leading to impairment testing on our goodwill or core deposit and customer relationships intangibles, which could result in an impairment charge; and increased costs as the Company and our regulators, customers and vendors adapt to evolving pandemic conditions.

Risks Related to our Lending Activities

Our real estate construction and land loans expose us to significant risks.

We make real estate construction loans to individuals and builders, primarily for the construction of residential properties. We originate these loans whether or not the collateral property underlying the loan is under contract for sale. At September 30, 2022, construction loans totaled $255.62 million, or 20.4% of our total loan portfolio, of which $195.97 million were for residential real estate projects, $40.36 million for commercial real estate projects and $19.28 million for land development projects. This compares to total construction loans of $233.21 million, or 21.5% of our total loan portfolio at September 30, 2021, or an increase of 9.6% during the past year. Approximately $119.24 million of our residential construction loans at September 30, 2022 were made to finance the construction of owner-occupied homes and are structured to be converted to permanent loans at the end of the construction phase.  In general, construction lending involves additional risks because funds are advanced upon estimates of costs in relation to values associated with the completed project. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the complete project and the effects of governmental regulations on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. Changes in demand for new housing and higher than anticipated building costs may cause actual results to vary significantly from those estimated. For these reasons, this type of lending also typically involves higher loan principal amounts and may be concentrated with a small number of builders. A downturn in housing, or the real estate market, could increase delinquencies, defaults and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some of the builders who are our customers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss. In addition, during the term of some of our construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchaser's borrowing costs, thereby possibly reducing the homeowner's ability to finance the home upon completion or the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold which also complicates the process of working our problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction and assume the market risk of selling the project at a future market price, which may or may not enable us to fully recover unpaid loan funds and associated construction and liquidation costs. Furthermore, in the case of speculative construction loans, there is the added risk associated with identifying an end-purchaser for the finished project. At September 30, 2022, $12.25 million of our construction portfolio was comprised of speculative one- to four-family construction loans. We also make land loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes. At September 30, 2022, land loans totaled $26.85 million, or 2.1% of our total loan portfolio. Loans on land under development or held for future construction as well as land loans made to individuals for the future construction of a residence also pose additional risk because the length of time from financing to completion of a development project is significantly longer than for a traditional construction loan. This makes them more susceptible to declines in real estate values, declines in overall economic conditions which may delay the development of the land and changes in the political landscape that could affect the permitted and intended use of the land being financed, and the potential illiquid nature of the collateral. In addition, during this long period of time from financing to completion, the collateral often does not generate any cash flow to support the debt service. At September 30, 2022, all construction loans were performing in accordance to their terms and $450,000 of land loans were non-performing.  A material increase in our non-performing construction or land loans could have a material adverse effect on our financial condition and results of operation.

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

At September 30, 2022, we had $536.65 million of commercial real estate mortgage loans, representing 42.8% of our total loan portfolio.  These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate, because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending because our balance in commercial real estate loans (including owner-occupied loans) at September 30, 2022 represents more than 300% of total capital. While we believe that we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2022, we had $126.04 million, or 10.1%, of total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.  Accordingly, the repayment of commercial business loans depends primarily on the cash flow and credit worthiness of the borrower and secondarily on the underlying collateral provided by the borrower.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2022, $211.30 million, or 16.9%, of our total loan portfolio was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Recessionary conditions or declines in the volume of single-family real estate and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. Further, a decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

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

The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and the loss experience and evaluate economic conditions and make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for loan losses through the provision for losses on loans which is charged against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Further, the FASB has adopted a new accounting standard that will be effective for our fiscal year beginning October 1, 2023. This standard, referred to as CECL will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for credit losses. This will change the current method of providing allowances for credit losses that are probable. We anticipate that our allowance for loan losses will increase as a result of the implementation of CECL; however, until our evaluation is complete, the magnitude of the increase will be unknown.

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

At September 30, 2022, our non-performing assets (which consist of non-accruing loans, accruing loans 90 days or more past due, non-accrual investment securities, and OREO and other repossessed assets) were $2.17 million, or 0.12% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

If additional borrowers become delinquent and do not pay their loans and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations. In addition to the non-performing loans, there were $2.47 million in loans classified as performing TDRs at September 30, 2022.

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Since March 2022, in response to inflation, the Federal Open

Market Committee ("FOMC") of the Federal Reserve has increased the target range for the federal funds rate by 300 basis, including 150 basis points during the third calendar quarter of 2022, to a range of 3.00% to 3.25% as of September 30, 2022. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are to be expected this year. If the FOMC further increased the targeted federal funds rates, overall interest rates will likely continue to rise, which will positively impact our net interest income but may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, inflationary pressures will increase our operational costs and could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

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

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Our net interest margin is the difference between the yield we earn on our assets and the interest rate we pay for deposits and our other sources of funding. Changes in interest rates (up or down) could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our assets and our funding costs tends to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Changes in the slope of the "yield curve," or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely negatively impact our income.

A sustained increase or decrease in market interest rates could adversely affect our earnings. As is the case with many financial institutions, our emphasis on increasing the development of core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity, has resulted in our having a significant amount of these deposits bearing a relatively low rate of interest and having a shorter duration than our assets. At September 30, 2022, we had $76.31 million in certificates of deposit that mature within one year and $1.51 billion in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our interest-earning assets and, in particular, our investment securities portfolio. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on investment securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of investment securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders' equity. Stockholders' equity, specifically accumulated other comprehensive income (loss) ("AOCI"), is increased or decreased by the amount of change in the estimated fair value of our securities available for sale, net of deferred income taxes. Increases in interest rates generally decrease the fair value of securities available for sale, which adversely impacts stockholders' equity.
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

We may incur losses on our securities portfolio as a result of changes in interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments ("OTTI") and realized and/or unrealized losses in future periods and declines in AOCI. The process for determining whether impairment of a security is other-than-temporary impaired usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer and any collateral underlying the security to assess the probability of receiving all contractual principal and interest payments on the security. There can be no assurance that the declines in market value will not result in other-than-temporary impairments of these assets, and lead to accounting charges that could have a material adverse effect on our business, financial condition and results of operations.

An increase in interest rates, change in the programs offered by Freddie Mac or our ability to qualify for their programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

The sale of residential mortgage loans to Freddie Mac has historically provided a significant portion of our non-interest income. Any future changes in their program, our eligibility to participate in such program, the criteria for loans to be accepted or laws that significantly affect the activity of Freddie Mac could, in turn, materially adversely affect our results of operations if we could not find other purchasers. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans to Freddie Mac or into the secondary market without recourse, we are required to give customary representations and warranties about the loans we sell. If we breach those representations and warranties, we may be required to repurchase the loans and we may incur a loss on the repurchase.

Risks Related to Laws and Regulations

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. Certain significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business-How We Are Regulated." These regulations, along with the currently existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing marijuana businesses that are legal under state law. These guidelines allow us to work with marijuana-related businesses that are operating in accordance with state laws and regulations, as long as we comply with required regulatory oversight of their accounts with us. In addition, legislation is currently pending in Congress that would allow banks and financial institutions to serve marijuana businesses in states where it is legal without any risk of federal prosecution. At September 30, 2022, approximately 1.3% of our total deposits and a portion of our service charges from deposits are from legal marijuana-related businesses. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability.

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

We cannot assure that such breaches, failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third-parties on which we rely. We may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses, resulting from breaches, systems failures or other disruptions. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to identify alternative sources of such services, and we cannot assure that we could negotiate terms that are as favorable to us or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our business financial condition and results of operations.

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

We performed our test for goodwill impairment for fiscal year 2022, and the test concluded that recorded goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

We may experience decreases in the fair value of our loan servicing rights, which could reduce our earnings.

Loan servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2022, our loan servicing rights totaled $3.02 million.  Loan servicing rights are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of loan servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis, we evaluate the fair value of loan servicing rights for impairment by comparing actual cash flows and estimated cash flows from the loan servicing assets to those estimated at the time loan servicing assets were originated.  Our methodology for estimating the fair value of loan servicing rights is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the loan servicing rights portfolio.  For example, a decrease in interest rates typically increases the prepayment speeds of loan servicing rights and therefore decreases the fair value of the loan servicing rights.  Future decreases in interest rates could decrease the fair value of our loan servicing rights below their recorded amount, which would decrease our earnings.

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

In addition, bank regulators periodically review any OREO we may have and may require us to recognize further valuation allowances.  Significant charge-offs to our OREO may have an adverse effect on our financial condition and results of operations.

Other Risks Related to Our Business

Ineffective liquidity management could adversely affect our financial results and condition.

Liquidity is essential to our business. We rely on a number of different sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. . Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity as a result of a downturn in the Washington markets in which our loans and deposits are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” of this Form 10-K.

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

Competition for qualified employees and personnel in the banking industry is intense, and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer (who is retiring in January 2023) and certain other employees.  In addition, our success has been and continues to be highly dependent upon the services of our directors, and we may not be able to identify and attract suitable candidates to replace such directors.

We will be required to transition from the use of the LIBOR interest rate index in the future.

Some of our loans are indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2022 and by June 2023, LIBOR is scheduled to be eliminated entirely. We cannot predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR (with the exception of overnight repurchase agreements, which are expected to be based on the Secured Overnight Financing Rate ("SOFR"). Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans, and to a lesser extent securities in our portfolio, and may impact the availability and cost of hedging instruments and borrowings. The language in our LIBOR-based contracts and financial instruments has developed over time and may have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments may give the calculation agent discretion over the substitute index or indices for the calculation of interest rates to be selected. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may result in our incurring significant expenses in implementing the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, which could have an adverse effect on our results of operations. We will transition to

SOFR as a substitute for LIBOR in June of 2023. As of September 30, 2022, there were $2.92 million of loans in our portfolio tied to LIBOR.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. We and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. For example, residential or commercial construction projects may be impacted as builders may incur additional expenses to comply with possible standards of increasing green space or reducing emissions. Possible requirements may lengthen the required time to complete construction projects. If requirements are not satisfied, conversion of the loan from the construction phase to the permanent phase may be significantly delayed. Among the impacts to us could be a drop in demand for our products and services, particularly in certain industry sectors as well as possibly having a negative impact on our cash flow. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account in making lending and other decisions, including by increasing our business with climate-friendly companies, may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2022, the Bank operated 23 full service facilities.  The following table sets forth certain information regarding the Bank’s offices, all of which are owned, except for the Tacoma office and the Lacey office at 4530 Lacey Blvd SE, which are leased.

Location	Year Opened	Approximate Square Footage	Deposits at September 30, 2022
			(In thousands)
Main Office:

624 Simpson Avenue Hoquiam, Washington 98550	1966	7,700	$92,777

Branch Offices:

300 N. Boone Street Aberdeen, Washington 98520	1974	3,400	53,780
			.
201Main Street South Montesano, Washington 98563	2004	3,200	55,876

361 Damon Road Ocean Shores, Washington 98569	1977	2,100	52,177

2418 Meridian Avenue East Edgewood, Washington 98371	1980	2,400	79,351

202 Auburn Way South Auburn, Washington 98002	1994	4,200	43,449

12814 Meridian Avenue East (South Hill) Puyallup, Washington 98373	1996	4,200	55,608

(table continued on the following page)

1201 Marvin Road, N.E. Lacey, Washington 98516	1997	4,400	40,265

101 Yelm Avenue W. Yelm, Washington 98597	1999	3,400	48,862

20464 Viking Way NW Poulsbo, Washington 98370	1999	1,800	37,427

2419 224th Street E. Spanaway, Washington 98387	1999	3,900	70,894

801 Trosper Road SW Tumwater, Washington 98512	2001	3,300	60,134

7805 South Hosmer Street Tacoma, Washington 98408	2001	5,000	139,732

2401 Bucklin Hill Road Silverdale, Washington 98383	2003	4,000	60,949

423 Washington Street SE Olympia, Washington 98501	2003	3,000	79,854

3105 Judson Street Gig Harbor, Washington 98335	2004	2,700	55,301

117 N. Broadway Aberdeen, Washington 98520	2004	3,700	85,276

313 West Waldrip Street Elma, Washington 98541	2004	5,900	87,912

101 2nd Street Toledo, Washington 98591	2004	1,800	58,921

209 NE 1st Street Winlock, Washington 98586	2004	3,400	33,573

714 W. Main Street Chehalis, Washington 98532	2009	4,600	63,164

2850 Harrison Ave NW Olympia, Washington 98502	2018	7,755	106,244

4530 Lacey Blvd SE Lacey, Washington 98503	2018	3,700	170,650

Loan Center/Data Center:

120 Lincoln Street Hoquiam, Washington 98550	2003	6,000	N/A

Administrative Offices:

305 8th Street Hoquiam, Washington 98550	2004	4,100	N/A
Management believes that all facilities are appropriately insured and are adequately equipped for carrying on the business of the Bank.

At September 30, 2022, the Bank operated 24 proprietary automated teller machines ("ATMs") that are part of a nationwide cash exchange network.

Leases

The Company adopted Accounting Standards Codification ("ASC") 842 ("ASC 842") on October 1, 2019 and began recording operating lease liabilities and operating lease right-of-use ("ROU") assets in the consolidated balance sheets. The Company has operating leases for two retail bank branch offices. The ROU assets totaled $2.89 million at October 1, 2019. The Company's leases have remaining lease terms of four to nine years, some of which include options to extend the leases for up to five years. For additional information regarding operating lease liabilities and operating lease ROU assets, see Note 9 of the Notes to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business.  The Company is not currently a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of December 2, 2022, there were 8,240,087 shares of common stock issued and approximately 414 shareholders of record.  Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of Directors has declared quarterly cash dividends on our common stock for 40 consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by banking regulations.

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

The Company has had various stock repurchase programs since January 1998. On February 24, 2021, the Company announced a plan to repurchase 415,970 shares of the Company's common stock. This marked the Company's 18th stock repurchase plan. As of September 30, 2022, the Company had repurchased 186,925 shares under this plan at an average price of $27.03 per share. Cumulatively, since January 1998, the Company has repurchased 8,181,588 shares at an average price of $9.56 per share.

The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans

July 1, 2022 - July 31, 2022	—	$—	—	263,491

August 1, 2022 - August 31, 2022	9,906	26.52	9,906	253,585

September 1, 2022 - September 30, 2022	24,540	27.26	24,540	229,045

Total	34,446	$27.04	34,446	229,045

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and with the S&P 600 Thrifts & Mortgage Finance Index, peer group indices. Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2017.

Timberland Bancorp, Inc.

Total Return Performance
Timberland Bancorp, Inc.
Nasdaq Composite Index
S&P 600 Thrifts & Mortgage Finance Index
Index Value
250
200
150
100
50
0
09/30/17
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22

	Year Ended
Index	9/30/2017	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022
Timberland Bancorp, Inc.	$100.00	$101.63	$91.99	$62.68	$104.51	$103.28
NASDAQ Composite Index	100.00	125.17	125.82	177.36	231.03	170.38
S&P 600 Thrifts & Mortgage Finance Index	100.00	110.53	115.59	82.82	145.98	121.26
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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 branches (including its main office in Hoquiam).  At September 30, 2022, the Company had total assets of $1.86 billion, net loans receivable of $1.13 billion, total deposits of $1.63 billion and total shareholders’ equity of $218.57 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, which is the amount that the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, the interest earned on those assets, the volume and mix of interest-bearing liabilities and the interest paid on those interest-bearing liabilities. Management attempts to maintain a net interest margin placing it within the top quartile of its Washington State peers.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and non-interest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, in response to inflation, the FOMC of the Federal Reserve has increased the target range for the federal funds rate by 300 basis points, including 150 basis points during the third calendar calendar quarter of 2022, to a range of 3.00% to 3.25% as of September 30, 2022. In November 2022, the FOMC increased the target range for the federal funds rate another 75 basis points to a range of 3.75% to 4.00%. We believe our balance sheet is structured to enhance our average yield on interest-earning assets as the lagging benefit of variable rate interest-earnings assets beginning to reprice occurs as well as a higher net interest margin if the FOMC continues to raise the targeted federal funds rate in an effort to curb inflation, which appears likely based on recent Federal Reserve communications and interest rate forecasts.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company recorded a provision for loan losses of $270,000 for the year ended September 30, 2022, primarily due to increased loan portfolio growth. The Company did not record a provision for loan losses for the year ended September 30, 2021, primarily reflecting the improving economy and the resulting decline in forecasted probable loan losses from COVID-19 during that fiscal year.

Net income is also affected by non-interest income and non-interest expense.  For the year ended September 30, 2022, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, escrow fees and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any. Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, amortization of CDI, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunications expenses, deposit operation expenses and other non-interest expenses. Non-interest expense in certain periods are reduced by gains on the sale of premises and equipment and by gains on the sale of OREO.  Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number and balances of loan and deposit accounts.

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

Expand our presence within our existing market areas by capturing opportunities resulting from changes in the competitive environment. We currently conduct our business primarily in western Washington. We have a community bank strategy that emphasizes responsive and personalized service to our customers. As a result of the consolidation of banks in our market areas, we believe that there is an opportunity for a community and customer focused bank to expand its customer base. By offering timely decision making, delivering appropriate banking products and services, and providing customer access to our senior managers, we believe that community banks, such as Timberland Bank, can distinguish themselves from larger banks operating in our market areas. We believe that we have a significant opportunity to attract additional borrowers and depositors and expand our market presence and market share within our extensive branch footprint.

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

Continue generating revenues through mortgage banking operations. The majority of the fixed-rate residential mortgage loans we originate have historically been sold into the secondary market with servicing retained. This strategy produces gains on the sale of such loans and reduces the interest rate and credit risk associated with fixed-rate residential lending. We continue to originate custom construction and owner/builder construction loans for sale into the secondary market upon the completion of construction.

Maintaining strong asset quality. We believe that strong asset quality is a key to our long-term financial success. The percentage of non-performing loans to loans receivable, net was 0.18% and 0.29% at September 30, 2022 and 2021, respectively. The Company's percentage of non-performing assets to total assets at September 30, 2022 was 0.12% compared to 0.18% at September 30, 2021. Non-performing assets have decreased to $2.17 million at September 30, 2022 from $3.17 million at September 30, 2021. We continue to seek to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate. Although the Company plans to continue to place emphasis on certain lending products, such as commercial real estate loans, construction loans, and commercial business loans, the Company expects to continue to manage its credit exposures through the use of experienced bankers and an overall conservative approach to lending.

Selected Financial Data

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and its subsidiary at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

	At September 30,
	2022	2021	2020	2019	2	2018
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$1,860,508	$1,792,180	$1,565,978	$1,247,132		$1,018,290
Loans receivable, net	1,132,426	968,454	1,013,875	886,662		725,391
Investment securities held-to-maturity	266,608	69,102	27,890	31,102		12,810
Investment securities available-for-sale	41,415	63,176	57,907	22,532		1,154
FHLB stock	2,194	2,103	1,922	1,437		1,190
Other investments	3,000	3,000	3,000	3,000		3,000
Cash and due from financial institutions and interest-bearing deposits in banks	316,755	580,196	314,452	143,015		148,864
Certificate of deposits held for investments	22,894	28,482	65,545	78,346		63,290
BOLI	22,806	22,193	21,593	21,005		19,813
OREO and other repossessed assets	—	157	1,050	1,683		1,913
Deposits	1,632,176	1,570,555	1,358,406	1,067,227		889,506
FHLB borrowings	—	5,000	10,000	—		—
Shareholders' equity	218,569	206,899	187,630	171,067		124,657

	Year Ended September 30,
	2022	2021	2020	2019		2018
	(In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$58,508	$54,962	$55,583	$55,725		$41,833
Interest expense	2,674	3,104	4,701	4,565		2,778
Net interest income	55,834	51,858	50,882	51,160		39,055
Provision for loan losses	270	—	3,700	—		—
Net interest income after provision for loan losses	55,564	51,858	47,182	51,160		39,055
Non-interest income	12,624	17,161	17,188	14,341		12,544
Non-interest expense	38,626	34,591	34,063	35,580		29,177
Income before income taxes	29,562	34,428	30,307	29,921		22,422
Provision for federal income taxes	5,962	6,845	6,038	5,901		5,701
Net income	$23,600	$27,583	$24,269	$24,020		$16,721

Net income per common share:
Basic	$2.84	$3.31	$2.91	$2.89		$2.28
Diluted	$2.82	$3.27	$2.88	$2.84		$2.22
Dividends per common share	$0.87	$1.03	$0.85	$0.78		$0.60
Dividend payout ratio (1)	30.64%	31.14%	29.19%	27.04%		26.50%
______________
(1)Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2022	2021	2020	2019	2018
OTHER DATA:
Number of real estate loans outstanding	2,332	2,290	2,508	2,766	2,550
Deposit accounts	56,380	58,454	58,566	59,547	55,441
Full-service offices	23	24	24	24	22

	At or For the Year Ended September 30,
	2022	2021	2020	2019	2018
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)	1.27%	1.64%	1.75%	1.96%	1.70%
Return on average equity (2)	11.14	13.98	13.59	14.91	14.27
Interest rate spread (3)	3.07	3.13	3.70	4.31	4.10
Net interest margin (4)	3.16	3.25	3.90	4.50	4.23
Average interest-earning assets to average interest-bearing liabilities	160.67	162.08	155.98	148.15	144.17
Non-interest expense as a percent of average total assets	2.09	2.06	2.45	2.91	2.96

Efficiency ratio (5)	56.42	50.12	50.04	54.32	56.55

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	0.18%	0.29%	0.28%	0.34%	0.18%
Non-performing assets as a percent of total assets (6)	0.12	0.18	0.27	0.40	0.36
Allowance for loan losses as a percent of total loans receivable, net (7)	1.20	1.37	1.31	1.08	1.30
Allowance for loan losses as a percent of non-performing loans (8)	665.52	471.93	461.76	319.49	723.61
Net charge-offs (recoveries) to average outstanding loans	0.00	0.00	0.00	(0.02)	0.00
Capital Ratios:
Total equity-to-assets ratio	11.75%	11.54%	11.98%	13.71%	12.24%
Average equity to average assets	11.43	11.74	12.85	13.17	11.90
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

Further, subsequent changes in economic or market conditions could have a material impact on these estimates and our financial condition and operating results in future periods. There have been no significant changes in our application of accounting policies since September 30, 2022. For additional information concerning critical accounting policies, see Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data." and the following:

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

The allowance for loan losses is maintained at a level sufficient to provide for probable losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio. These factors include, among others, changes in the size and composition of the loan portfolio, delinquency rates, actual loan loss experience, current and economic conditions, detailed analysis of individual loans for which full collectability may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. Realized losses related to specific assets are applied as a reduction of the carrying value of the assets and charged immediately against the allowance for loan loss reserve. Recoveries on previously charged off loans are credited to the allowance for loan losses. The reserve is based upon factors and trends identified by us at the time consolidated financial statements are prepared. Although we use the best information available, future adjustments to the allowance for loan losses may be necessary due to economic, operating, regulatory and other conditions beyond our control. The adequacy of general and specific reserves is based on our continuing evaluation of the pertinent factors underlying the quality of the loan portfolio as well as individual review of certain large balance loans. Loans are considered impaired when, based on current information and events, we determine that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral less selling costs and the current status of the economy. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of collateral if the loan is collateral dependent. We continue to assess the collateral of these loans and update our appraisals on large balance impaired loans on an annual basis. To the extent that the property values decline, there could be additional losses on these impaired loans, which may be material. Subsequent changes in the value of impaired loans are included within the provision for loan losses in the same manner in which impairment initially was recognized or as a reduction in the provision that would otherwise be reported. Large groups of smaller-balance homogeneous loans are collectively evaluated for impairment. Loans that are collectively evaluated for impairment include residential real estate and consumer loans and, as appropriate, smaller balance non-homogeneous loans. Larger balance non-homogeneous residential construction and land, commercial real estate, commercial business loans and unsecured loans are individually evaluated for impairment.

Our methodology for assessing the appropriateness of the allowance for loan losses consists of several key elements, which include specific allowances, an allocated formula allowance and an unallocated allowance. Losses on specific loans are provided for when the losses are probable and estimable. General loan loss reserves are established to provide for inherent loan portfolio risks not specifically provided for. The level of general reserves is based on an analysis of potential exposures existing in our loan portfolio including evaluation of historical trends, current market conditions and other relevant factors identified by us at the time the consolidated financial statements are prepared. The formula allowance is calculated by applying loss factors to outstanding loans, excluding those loans that are subject to individual analysis for specific allowances. Loss factors are based on our historical loss experience adjusted for significant environmental considerations, including the experience of other banking organizations, which in our judgment affect the collectability of the loan portfolio as of the evaluation date. The unallocated allowance is based upon our evaluation of various factors that are not directly measured in the determination of the formula and specific allowances. This methodology may result in actual losses or recoveries differing significantly from the allowance for loan losses in the Consolidated Financial Statements.

While we believe that the estimates and assumptions used in our determination of the adequacy of the allowance for loan losses are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the determination of the amount of the Banks’ allowance for loan losses is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination.

Fair Value Accounting and Measurement

We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition. Additionally, for financial instruments not recorded at fair value we disclose, where required, our estimate of their fair value. For more information regarding fair value accounting, please refer to Note 21 in the Notes to the Consolidated Financial Statements.

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

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred unless they are directly attributable to the issuance of the Company's common stock in a business combination and the Company chooses to record these acquisition-related costs through stockholders' equity. There were no business combinations during the years ended September 30, 2022, 2021 and 2020, respectively.

Goodwill

Goodwill represents the excess of the purchase consideration paid over the fair value of the assets acquired, net of the fair values of liabilities assumed in a business combination and is not amortized but is reviewed annually, or more frequently as current circumstances and conditions warrant, for impairment. An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves judgment by management on determining whether there have been any triggering events that have occurred which would indicate potential impairment. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair values, including goodwill, to its carrying amount. If the fair value exceeds the carry amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit. The impairment loss would be recognized as a charge to earnings.

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

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity through the use of a model provided by NXTsoft Data Analytics, LLC (“NXTsoft”), a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on a rate shock analysis prepared by NXTsoft using data at September 30, 2022, an immediate increase in interest rates of 100 basis points would increase the Bank’s projected net interest income by approximately 3.19%, primarily because a larger portion of the Bank's interest rate sensitive assets than interest rate sensitive liabilities would reprice within a one-year period.  Conversely, an immediate decrease in interest rates of 100 basis points would decrease the Bank's projected net interest income by approximately 6.28%. See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.  In lower interest rate environments, borrowers often prefer fixed-rate loans.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans and, accordingly, reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2022, the consumer, commercial business and construction loan portfolios amounted to $37.32 million, $126.04 million and $255.62 million, respectively or 3.0%, 10.1% and 20.4%, respectively of total loans receivable.

Quantitative Aspects of Market Risk.  The model provided for the Bank by NXTsoft estimates the changes in the economic value of equity ("EVE") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's EVE (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's EVE under different interest rate scenarios.  The change in EVE under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by NXTsoft based on data at September 30, 2022:

Hypothetical	Net Interest Income (1)(2)		Economic Value of Equity
Interest Rate	$ Change	% Change	$ Change	% Change
Scenario (3)	from Base	from Base	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$8,669	12.02%	$24,364	6.04%
+300	6,486	8.99	18,099	4.48
+200	4,464	6.19	13,845	3.43
+100	2,301	3.19	7,767	1.92
BASE	—	—	—	—
-100	(4,528)	(6.28)	(18,419)	(4.56)
-200	(10,187)	(14.12)	(44,148)	(10.94)
-300	(15,750)	(21.84)	(72,546)	(17.97)
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

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 4.56% decrease in EVE and a 6.28% decrease in net interest income.  In the event of a 100 basis point increase in interest rates, a 1.92% increase in EVE and a 3.19% increase in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in increases in net interest income and EVE in a rising interest rate scenario and decreases in net interest income and EVE in a declining interest rate scenario.

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

Comparison of Financial Condition at September 30, 2022 and September 30, 2021

The Company's total assets increased by $68.33 million, or 3.8%, to $1.86 billion at September 30, 2022 from $1.79 billion at September 30, 2021.  The increase in assets was primarily due to an increase in held to maturity investment securities and an increase in net loans receivable. These increases were partially offset by a decrease in total cash and cash equivalents. The increase in total assets was funded primarily by an increase in total deposits.

Net loans receivable increased by $163.97 million, or 16.9%, to $1.13 billion at September 30, 2022 from $968.45 million at September 30, 2021, primarily due to increases in commercial real estate loans, one- to four-family loans, commercial business loans and smaller increases in several other loan categories. These increases to net loans receivable were partially offset by decreases in SBA PPP loans and an increase in the undisbursed portion of construction loans in process.

Total deposits increased by $61.62 million, or 3.9%, to $1.63 billion at September 30, 2022 from $1.57 billion at September 30, 2021, primarily due to increases in NOW checking account balances, money market account balances, and savings account balances. These increases were partially offset by decreases in certificates of deposit account balances and non-interest bearing demand account balances.

Shareholders' equity increased by $11.67 million, or 5.6%, to $218.57 million at September 30, 2022 from $206.90 million at September 30, 2021.  The increase was primarily due to net income for the year ended September 30, 2022 of $23.60 million which was partially offset by $7.23 million in dividends paid to shareholders and the repurchase of 170,237 shares of common stock for $4.58 million.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $269.03 million, or 44.2%, to $339.65 million at September 30, 2022 from $608.68 million at September 30, 2021.  The decrease was primarily due to the purchase of additional held to maturity investment securities and the funding of loan portfolio growth.

Investment Securities:  Investment securities (including investments in equity securities) increased by $175.63 million, or 131.8%, to $308.86 million at September 30, 2022 from $133.23 million at September 30, 2021.  The increase was primarily due to the purchase of additional held to maturity U.S. Treasury and U.S. government agency investment securities, U.S. government agency mortgage-backed investment securities and private label mortgage-backed investment securities, as the Company placed a portion of its excess overnight liquidity into higher-earning investment securities during the year ended September 30, 2022. These increases were partially offset by maturities, prepayments and scheduled amortization of other investment securities. For additional details on investment securities, see "Item 1. Business - Investment Activities" and Note 3 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Stock: FHLB stock increased by $91,000 or 4.3%, to $2.19 million at September 30, 2022 from $2.10 million at September 30, 2021, due to purchases required by the FHLB as a result of the increase in total assets.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at both September 30, 2022 and 2021. This investment is utilized to help satisfy compliance with the Company's Community Reinvestment Act ("CRA") investment test requirements.

Loans Held for Sale: Loans held for sale decreased by $2.47 million, or 76.8%, to $748,000 at September 30, 2022 from $3.22 million at September 30, 2021, primarily due to the timing and volume of mortgage banking loan sales. The Company generally sells longer-term fixed-rate residential loans and the guaranteed portion of SBA commercial business loans for asset-liability management purposes and to generate non-interest income.  The Company sold $73.50 million in loans during the year ended September 30, 2022 compared to $150.20 million for the year ended September 30, 2021. Sales of loans over the past year has decreased, primarily due to decreased refinance activity for one- to four-family loans due to the increase in mortgage interest rates.

Loans Receivable, Net of Allowance for Loan Losses:  Net loans receivable increased by $163.97 million, or 16.9%, to $1.13 billion at September 30, 2022 from $968.45 million at September 30, 2021. The increase was primarily due to a $66.00 million increase in commercial real estate loans, a $56.18 million increase in one- to four-family mortgage loans, a $50.46 million increase in commercial business loans and smaller increases in several other loan categories. These increases were partially offset by a $39.92 million decrease in SBA PPP loans, and smaller decreases in several other loan categories. The SBA PPP loan balances decreased primarily due to borrowers applying for forgiveness from the SBA and the loans being subsequently paid off by the SBA.
Loan originations (excluding SBA PPP loans) increased by $35.01 million, or 6.5%, to $572.46 million for the year ended September 30, 2022 from $537.45 million for the year ended September 30, 2021. The increase in loan originations was primarily due to increases in commercial real estate, construction and commercial business loans. These increases were partially offset by a decrease in originations of one- to four-family loans and SBA PPP loans.  For additional information on loans, see "Item 1. Business - Lending Activities" and Note 4 to the Consolidated Financial Statements contained in "Item 8, Financial Statements and Supplementary Data."

Premises and Equipment, Net:  Premises and equipment decreased by $469,000, or 2.1%, to $21.90 million at September 30, 2022 from $22.37 million at September 30, 2021.  The decrease was primarily due to normal depreciation. For additional information on premises and equipment, see "Item 2. Properties" and Note 5 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

OREO and Other Repossessed Assets:  OREO and other repossessed assets decreased by $157,000, or 100.0%, to $0 at September 30, 2022 from $157,000 at September 30, 2021.  The decrease was primarily due to the sales of $157,000 in OREO properties. For additional information on OREO and other repossessed assets, see "Item 1. Business - Lending Activities - Other Real Estate Owned and Other Repossessed Assets" and Note 6 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Bank Owned Life Insurance ("BOLI"):  BOLI increased by $613,000, or 2.8%, to $22.81 million at September 30, 2022 from $22.19 million at September 30, 2021. The increase was due to net BOLI earnings, representing the increase in cash surrender value of the BOLI policies.

Goodwill:  The recorded amount of goodwill remained unchanged at $15.13 million at both September 30, 2022 and September 30, 2021. The Company performed its annual review of goodwill during the quarter ended June 30, 2022 and determined that there was no impairment.  As of September 30, 2022, management believes that there had been no subsequent events or changes in circumstances that would indicate a potential impairment of goodwill. For additional information on goodwill, see Note 7 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

CDI: CDI decreased by $316,000, or 25.0% to $948,000 at September 30, 2022 from $1.26 million at September 30, 2021 due to scheduled amortization. For additional information on CDI, see Note 7 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Loan Servicing Rights, Net:  Loan servicing rights decreased by $459,000, or 13.2%, to $3.02 million at September 30, 2022 from $3.48 million at September 30, 2021, primarily due to the amortization of servicing rights, partially offset by additional capitalized Freddie Mac servicing rights for loans being sold with servicing retained, and a $119,000 valuation recovery reflecting decreased prepayment speeds due to rising market interest rates. The principal amount of loans serviced for Freddie Mac and the SBA decreased by $16.15 million to $410.29 million at September 30, 2022 from $426.44 million at September 30, 2021.  For additional information on loan servicing rights, see Note 8 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Operating Lease Right-of-Use Assets: Operating lease ROU assets decreased by $303,000, or 13.3%, to $1.98 million at September 30, 2022 from $2.28 million at September 30, 2021, primarily due to the amortization of the ROU assets. The operating lease ROU assets at September 30, 2022 represented the present value of two operating leases on branch facilities. For additional information on leases, see Note 9 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Other Assets: Other assets increased by $491,000, or 17.1%, to $3.36 million at September 30, 2022 from $2.87 million at September 30, 2021. The increase was primarily due to increases in miscellaneous receivables (including income tax receivables) and prepaid expenses.

Deposits: Deposits increased by $61.62 million, or 3.9%, to $1.63 billion at September 30, 2022 from $1.57 billion at September 30, 2021.  The increase consisted of a $38.11 million increase in money market account balances, a $22.53 million increase in savings account balances, and a $17.68 million increase in NOW checking account balances. These increases were partially offset by a $11.55 million decrease in certificates of deposit account balances and a $5.15 million decrease in non-interest checking account balances. The increase in deposits was primarily driven by organic growth in customer relationships. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and Note 10 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. At September 30, 2022, the Company had a borrowing capacity of $492.29 million. The Company had no FHLB borrowings at September 30, 2022 compared to $5.00 million at September 30, 2021. At September 30, 2021, FHLB borrowings consisted of a single $5.00 million borrowing, with a scheduled maturity in March 2025. Due to favorable repayments terms, the Company repaid this borrowing in January 2022. For additional information on FHLB borrowings, see Note 11 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data".

Operating Lease Liabilities: Operating lease liabilities decreased by $293,000, or 12.4%, to $2.07 million at September 30, 2022 from $2.36 million at September 30, 2021, primarily due to required annual lease payments. The operating lease liability at September 30, 2022 represented the present value of two operating leases on branch facilities. For additional information on leases, see Note 9 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

Other Liabilities and Accrued Expenses: Other liabilities and accrued expenses increased by $330,000, or 4.48%, to $7.70 million at September 30, 2022 from $7.37 million at September 30, 2021. The increase was primarily due to timing differences in the normal course of business.

Shareholders' Equity:  Total shareholders' equity increased by $11.67 million, or 5.6%, to $218.57 million at September 30, 2022 from $206.90 million at September 30, 2021.  The increase was primarily due to net income of $23.60 million for the year ended September 30, 2022, which was partially offset by the payment of $7.23 million in dividends to common shareholders and the repurchase of 170,237 shares of the Company's common stock for $4.58 million during the year ended September 30, 2022. In addition, shareholder’s equity was adversely impacted by unrealized losses on available for sale securities reflecting the increase in market interest rates during the year, resulting in a $717,000 accumulated other comprehensive loss, net of tax at September 30, 2022. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data."

Comparison of Operating Results for the Years Ended September 30, 2022 and 2021

Net income for the year ended September 30, 2022 decreased by $3.98 million, or 14.4%, to $23.60 million from $27.58 million for the year ended September 30, 2021.  Net income per diluted common share decreased by $0.45, or 13.8%, to $2.82 for the year ended September 30, 2022 from $3.27 for the year ended September 30, 2021. The decrease in net income was primarily due to a $4.54 million decrease in non-interest income and a $4.04 million increase in non-interest expense, partially offset by a $3.98 million increase in net interest income and an $883,000 decrease in the provision for income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $3.98 million, or 7.7%, to $55.83 million for the year ended September 30, 2022 from $51.86 million for the year ended September 30, 2021.  The increase in net interest income was primarily due to increases in the average balances of investment securities and loans receivable and in the average yield on interest-bearing deposits in banks and CDs, and a decline in the average cost of interest-bearing liabilities. This increase was partially offset by a decrease in the average yield on loans receivable due to a significant decrease in SBA PPP loan origination fees recognized as the volume of forgiven SBA PPP loans declined between the years.

Total interest and dividend income increased by $3.55 million, or 6.5%, to $58.51 million for the year ended September 30, 2022 from $54.96 million for the year ended September 30, 2021, primarily due to an increase in the average balance of interest-earning assets. The average yield on interest-earning assets decreased to 3.31% for the year ended September 30, 2022 from 3.45% for the year ended September 30, 2021. Average total interest-earning assets increased by $173.46 million, or 10.87%, to $1.77 billion for the year ended September 30, 2022 from $1.60 billion for the year ended September 30, 2021. Interest income on loans receivable and loans held for sale decreased by $1.22 million, or 2.3%, to $51.32 million for the year ended September 30, 2022 from $52.54 million for the year ended September 30, 2021, primarily due to a decrease in the average yield on loans receivable to 4.86% for the year ended September 30, 2022 from 5.12% for the year ended September 30, 2021. This decrease was partially offset by a $28.89 million increase in the average balance of loans receivable during the current year.

During the year ended September 30, 2022, the accretion of the purchase accounting fair value discount on loans acquired in the South Sound Acquisition increased interest income on loans by $182,000 compared to $340,000 for the year ended September 30, 2021. The accretion of the net fair value discount on acquired loans increased the average yield on loans by two basis points for the year ended September 30, 2022 and three basis points for the year ended September 30, 2021. The incremental accretion and the impact on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these acquired loans was $267,000 at September 30, 2022. During the year ended September 30, 2022, a total of $629,000 in non-accrual interest, pre-payment penalties and late fees was collected compared to $942,000 for the year ended September 30, 2021.

Also impacting the average yield and average interest-earning asset balances during the years ended September 30, 2022 and 2021 were SBA PPP loans. These PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan. For the year ended September 30, 2022, average PPP loans were $11.72 million, and the Company recorded $114,000 in interest income and accreted $1.79 million in PPP loan origination fees into income compared to average PPP loans of $107.00 million, $1.06 million in interest income and $5.07 million in PPP loan origination fees for the year ended September 30, 2021. At September 30, 2022, the Company had $42,000 in PPP deferred loan origination fees, which will be accreted into interest income over the remaining life of the PPP loans.

Interest income on investment securities increased by $2.29 million, or 191.9%, to $3.49 million for the year ended September 30, 2022 from $1.20 million for the year ended September 30, 2021, primarily due to an increase in the average balance of held to maturity investment securities and an increase in the average yield on investment securities. Interest income on interest-bearing deposits in banks and CDs increased by $2.46 million, or 220.1%, to $3.58 million for the year ended September 30, 2022 from $1.12 million for the year ended September 30, 2021, primarily due to an increase in the average yield to 0.74% from 0.24% due to market interest rates increasing and to a much lesser extent an increase in the average balance of interest-bearing deposits in banks and CDs.

Total interest expense decreased by $430,000, or 13.9%, to $2.67 million for the year ended September 30, 2022 from $3.10 million for the year ended September 30, 2021. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities, primarily deposits, which was partially offset by an increase in the average balance of interest-bearing liabilities. The average cost of interest-bearing liabilities decreased to 0.24% for the year ended September 30, 2022 from 0.32% for the year ended September 30, 2021 as market interest rates for deposits decreased. Average interest-bearing deposits increased by $122.85 million, or 12.6%, to $1.10 billion for the year ended September 30, 2022 from $976.52 million for the year ended September 30, 2021 due primarily to a decline in the average cost and balance of certificates of deposit. The average balance of interest-bearing deposits increased, however, interest expense on deposits decreased by $356,000 as a result of the decrease in the average cost of interest-bearing deposits

As a result if these changes, the net interest margin decreased nine basis points to 3.16% for the year ended September 30, 2022 from 3.25% for the year ended September 30, 2021.

Provision for Loan Losses: There was a $270,000 provision for loans losses for the year ended September 30, 2022 primarily due to loan portfolio growth. There was no provision for loan losses for the year ended September 30, 2021 due primarily to improvement in forecasted probable credit losses from the COVID-19 pandemic on the economy as of that date. The Company had net charge-offs of $36,000 for the year ended September 30, 2022 and net recoveries of $55,000 for the year ended September 30, 2021.  The net charge-offs (recoveries) to average outstanding loans ratio was 0.0% for the year ended September 30, 2022 and 2021. The level of delinquent loans (loans 30 or more days past due) decreased by $943,000, or 31.0%, to $2.10 million at September 30, 2022 from $3.04 million at September 30, 2021 and the level of loans graded substandard increased by $3.78 million, or 105.0%, to $7.39 million at September 30, 2022 from $3.60 million at September 30, 2021. Special mention loans decreased by $4.78 million or 95.3%, to $237,000 at September 30, 2022 from $5.01 million at September 30, 2021. Non-accrual loans decreased by $795,000, or 21.8%, to $2.06 million at September 30, 2022 from $2.85 million at September 30, 2021.

The $1.00 million balance of SBA PPP loans was omitted from the Company's normal allowance for loan losses calculation at September 30, 2022, as these loans are fully guaranteed by the SBA, and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis, the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment amount determined at September 30, 2022 was $127,000 compared to $247,000 at September 30, 2021.

Based on the comprehensive methodology, management believes that the allowance for loan losses of $13.70 million at September 30, 2022 (1.20% of loans receivable and 665.52% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  A further decline in national and local economic conditions, as a result of the effects of inflation, a potential recession or slowing economic growth, and any governmental or societal responses to the COVID-19 pandemic, among other factors, could result in a material increase in the allowance for loan losses which would adversely affect the Company's financial condition and results of operations.  For additional information, see "Item 1. Business - Lending Activities -- Allowance for Loan Losses."

Non-interest Income: Total non-interest income decreased by $4.54 million, or 26.4%, to $12.62 million for the year ended September 30, 2022 from $17.16 million for the year ended September 30, 2021.  The decrease was primarily due to a $4.39 million reduction in gain on sales of loans and smaller decreases in other categories. These decreases were partially offset by a $126,000 increase in ATM and debit card interchange transaction fees, and smaller increases in other categories. The decrease in gain on sales of loans was primarily due to decreases in the dollar amount of fixed-rate one-to four-family loans originated and sold (as refinance activity for single family homes slowed due to higher mortgage interest rates) and in the average pricing margin compared to fiscal 2021. The increase in ATM and debit card interchange transaction fees was primarily due to an increase in the volume of debit card transactions.

Non-interest Expense:  Total non-interest expense increased by $4.04 million, or 11.7%, to $38.63 million for the year ended September 30, 2022 from $34.59 million for the year ended September 30, 2021.  The increase was primarily due to a $2.07 million increase in salaries and employee benefits expense, a $741,000 increase in professional fees expense, a $209,000 increase in data processing and telecommunications expense, a $144,000 increase in deposit operations expense, and smaller increases in several other expense categories. These increases were partially offset by a $193,000 decrease in premises and equipment expense primarily due to a reduction in depreciation expense. The increase in salaries and employee benefits expense was primarily due to annual salary adjustments. The increase in professional fees expense was due to higher legal and consulting fees. The increase in data processing and telecommunications expense was primarily due to the addition of several technology products and increased processing volumes. The increase in deposit operations expense was primarily due to increased fraud expense and unrecovered overdrafts. The efficiency ratio for the year ended September 30, 2022 was 56.42% compared to 50.12% for the year ended September 30, 2021.

Provision for Income Taxes: The provision for income taxes decreased by $883,000, or 12.9% to $5.96 million for the year ended September 30, 2022 from $6.85 million for the year ended September 30, 2021. The decrease in the provision for income taxes was primarily due to lower income before income taxes. The Company's effective income tax rate was 20.2% for the year ended September 30, 2022 and 19.9% for the 2021 fiscal year. For additional information on income taxes, see Note 13 of the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

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

	Year Ended September 30,
	2022			2021			2020
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$1,055,635	$51,324	4.86%	$1,026,742	$52,539	5.12%	$970,400	$51,341	5.29%
Investment securities (2)	224,850	3,488	1.55	103,328	1,195	1.16	72,652	1,579	2.17
Dividends from mutual funds, FHLB stock and other investments	6,021	120	1.99	5,989	111	1.85	5,760	128	2.22
Interest-bearing deposits in banks and CDs	482,162	3,576	0.74	459,145	1,117	0.24	254,558	2,535	1.00
Total interest-earning assets	1,768,668	58,508	3.31	1,595,204	54,962	3.45	1,303,370	55,583	4.26
Non-interest-earning assets	83,895			85,939			85,842

Total assets	$1,852,563			$1,681,143			$1,389,212

Interest-bearing liabilities:
NOW checking accounts	$449,574	$650	0.14%	$402,430	$605	0.15%	$323,261	$882	0.27%
Money market accounts	244,498	766	0.31	186,489	560	0.30	148,506	735	0.49
Savings accounts	278,025	230	0.08	242,598	201	0.08	191,618	188	0.10
Certificates of deposit accounts	127,277	1,011	0.79	145,006	1,647	1.14	166,524	2,830	1.70
Short-term borrowings	3	—	—	—	—	—	—	—	—
Long-term borrowings (3)	1,427	17	1.19	7,686	91	1.18	5,685	66	1.16
Total interest-bearing liabilities	1,100,804	2,674	0.24	984,209	3,104	0.32	835,594	4,701	0.56
Non-interest-bearing deposits	529,702			488,833			364,971
Other liabilities	10,224			10,816			10,110
Total liabilities	1,640,730			1,483,858			1,210,675

Shareholders' equity	211,833			197,285			178,540
Total liabilities and shareholders' equity	$1,852,563			$1,681,143			$1,389,215

Net interest income		$55,834			$51,858			$50,882
Interest rate spread			3.07%			3.13%			3.70%
Net interest margin (4)			3.16%			3.25%			3.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			160.67%			162.08%			155.98%
_______________________________________________
(1)Does not include interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (year ended September 30, 2022 - $3,600; year ended September 30, 2021 - $6,859 and year ended September 30, 2020 - $3,196) are included with interest and dividends. Accretion of the fair value discount on loans acquired in the South Sound Acquisition for the years ended September 30, 2022, 2021 and 2020 of $182, $340 and $597, respectively, is included with interest and dividends.
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

	Year Ended September 30, 2022 Compared to Year Ended September 30, 2021 Increase (Decrease) Due to			Year Ended September 30, 2021 Compared to Year Ended September 30, 2020 Increase (Decrease) Due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
			(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$(2,666)	$1,451	$(1,215)	$(1,721)	$2,919	$1,198
Investment securities	516	1,777	2,293	(903)	519	(384)
Dividends from mutual funds, FHLB stock and other investments	8	1	9	(22)	5	(17)
Interest-bearing deposits in banks and CDs	2,400	59	2,459	(2,661)	1,243	(1,418)
Total net change in income on interest-earning assets	258	3,288	3,546	(5,307)	4,686	(621)

Interest-bearing liabilities:
Savings accounts	—	29	29	(32)	45	13
Money market accounts	25	181	206	(333)	158	(175)
NOW checking accounts	(24)	69	45	(459)	182	(277)
Certificates of deposit accounts	(453)	(183)	(636)	(852)	(331)	(1,183)
FHLB borrowings	—	(74)	(74)	1	24	25
Total net change in expense on interest-bearing liabilities	(452)	22	(430)	(1,675)	78	(1,597)
Net change in net interest income	$710	$3,266	$3,976	$(3,632)	$4,608	$976
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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2022, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 32.1%.  At September 30, 2022, the Bank maintained an unused credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which no balance was outstanding. The Bank had $492.29 million available for borrowings with the FHLB at September 30, 2022. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2022, the Bank had no outstanding balance on this borrowing line, under which $77.09 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with PCBB. At September 30, 2022, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the years ended September 30, 2022, 2021 and 2020, the Bank originated $572.46 million, $602.34 million and $597.19 million of loans, respectively. At September 30, 2022, the Bank had loan commitments totaling $143.49 million and undisbursed construction loans in process totaling $103.17 million.  Investment securities purchased during the years ended September 30, 2022, 2021 and 2020 totaled $208.78 million, $71.75 million and $51.47 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2022, 2021 and 2020, the Bank sold $73.50 million, $150.20 million and $167.24 million, respectively, in loans and loan participation interests.  During the years ended September 30, 2022, 2021 and 2020, the Bank received $324.23 million, $500.03 million and $287.04 million, respectively, in principal repayments.

The Bank’s liquidity has been positively impacted by increases in deposit levels. During the years ended September 30, 2022, 2021 and 2020, deposits increased by $61.62 million, $212.15 million and $290.18 million, respectively. Our liquid assets in the form of cash and cash equivalents, CDs held for investment and investment securities available for sale decreased to $381.06 million at September 30, 2022 from $671.85 million at September 30, 2021 due to the purchase of higher yield investment securities during the year. CDs that are scheduled to mature in less than one year from September 30, 2022 totaled $76.31 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

Based on current objectives, there are no projects scheduled for capital investments in premises and equipment during the fiscal year ending September 30, 2023 that would materially impact liquidity. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.22 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank, and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2023 at this rate of $0.22 per share, the average total dividend paid each quarter would be approximately $1.81 million based on the number of current outstanding shares (which assumes no increases or decreases in the number of shares).

For the fiscal year ending September 30, 2023, the Bank projects that fixed commitments will include $310,000 of operating lease payments. There are no scheduled payments and maturities of FHLB borrowings during fiscal year 2023. In addition, at September 30, 2022, there were other future obligations and accrued expenses of $7.70 million. For additional information, see Note 12 to the Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data."

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. At September 30, 2022, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $1.71 million.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2022, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details, see Note 17 to the Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business - Regulation of the Bank - Capital Requirements.”

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

Item 8.  Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm (Delap LLP, Lake Oswego, Oregon, PCAOB ID: 116)	68
Consolidated Balance Sheets as of September 30, 2022 and 2021	70
Consolidated Statements of Income for the Years Ended
September 30, 2022, 2021 and 2020	72
Consolidated Statements of Comprehensive Income for the
Years Ended September 30, 2022, 2021 and 2020	74
Consolidated Statements of Shareholders' Equity for the
Years Ended September 30, 2022, 2021 and 2020	75
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2022, 2021 and 2020	77
Notes to Consolidated Financial Statements	79

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Timberland Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, "the financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America (U.S.).

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

Critical Audit Matter Description

As described in Notes 1 and 4 to the financial statements, the Company's allowance for loan losses (ALL) is a valuation account that reflects the estimated loan losses based on known and inherent risks in the loan portfolio to the extent that they are both probable and reasonable to estimate. The ALL was approximately $13,703,000 as of September 30, 2022, which consists of specific and general components in the amounts of $127,000 and $13,576,000, respectively.

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

The general component is based on historical losses, general economic conditions, and other qualitative risk factors – both internal and external to the Company. The historical loss ratio and valuation allowance are established for each pool of similar loans and updated periodically based on actual charge-off experience and current events. The qualitative risk factors are generally determined by evaluating, among other things: (1) lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices; (2) national and local economic trends and conditions; (3) nature and volume of the portfolio and terms of loans; (4) experience, ability, and depth of lending management and staff; (5) volume and severity of past due, classified, and nonaccrual loans, as well as other loan modifications; (6) quality of the Company's loan review system; (7) existence and effect of any concentrations of credit and changes in the level of such concentrations; (8) changes in the value of underlying collateral, and (9) other external factors such as competition and legal and regulatory requirements. The evaluation of the qualitative factor adjustments requires a significant amount of judgment by management and involves a high degree of subjectivity.

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

Lake Oswego, Oregon
December 9, 2022

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

	2022	2021
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$24,808	$26,316
Interest-bearing deposits in banks	291,947	553,880
Total cash and cash equivalents	316,755	580,196

Certificates of deposit (“CDs”) held for investment, at cost	22,894	28,482
Investment securities held to maturity, at amortized cost (estimated fair value $249,783 and $70,109)	266,608	69,102
Investment securities available for sale, at fair value	41,415	63,176
Investments in equity securities, at fair value	835	955
Federal Home Loan Bank of Des Moines (“FHLB”) stock	2,194	2,103
Other investments, at cost	3,000	3,000
Loans held for sale	748	3,217
Loans receivable, net of allowance for loan losses of $13,703 and $13,469	1,132,426	968,454
Premises and equipment, net	21,898	22,367
Other real estate owned (“OREO”) and other repossessed assets, net	—	157
Accrued interest receivable	4,483	3,745
Bank owned life insurance (“BOLI”)	22,806	22,193
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	948	1,264
Loan servicing rights, net	3,023	3,482
Operating lease right-of-use ("ROU") assets	1,980	2,283
Other assets	3,364	2,873
Total assets	$1,860,508	$1,792,180

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$530,058	$535,212
Interest-bearing	1,102,118	1,035,343
Total deposits	1,632,176	1,570,555

Operating lease liabilities	2,066	2,359
FHLB borrowings	—	5,000
Other liabilities and accrued expenses	7,697	7,367
Total liabilities	1,641,939	1,585,281

Commitments and contingencies (See Note 16)

See notes to consolidated financial statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Shareholders’ equity	2022	2021
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,221,952 shares issued and outstanding - September 30, 2022 8,355,469 shares issued and outstanding - September 30, 2021	38,751	42,673
Retained earnings	180,535	164,167
Accumulated other comprehensive income (loss)	(717)	59
Total shareholders’ equity	218,569	206,899
Total liabilities and shareholders’ equity	$1,860,508	$1,792,180

See notes to consolidated financial statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2022, 2021 and 2020

	2022	2021	2020
Interest and dividend income
Loans receivable and loans held for sale	$51,324	$52,539	$51,341
Investment securities	3,488	1,195	1,579
Dividends from mutual funds, FHLB stock and other investments	120	111	128
Interest-bearing deposits in banks and CDs	3,576	1,117	2,535
Total interest and dividend income	58,508	54,962	55,583

Interest expense
Deposits	2,657	3,013	4,635
FHLB borrowings	17	91	66
Total interest expense	2,674	3,104	4,701

Net interest income	55,834	51,858	50,882

Provision for loan losses	270	—	3,700

Net interest income after provision for loan losses	55,564	51,858	47,182

Non-interest income
Net recoveries on investment securities	22	20	120
Service charges on deposits	3,964	3,911	4,147
ATM and debit card interchange transaction fees	5,210	5,084	4,378
BOLI net earnings	613	597	591
Gain on sales of loans, net	1,510	5,904	5,979
Escrow fees	211	290	273
Valuation recovery (allowance) on loan servicing rights, net	119	110	(221)
Other, net	975	1,245	1,921
Total non-interest income, net	12,624	17,161	17,188

 See notes to consolidated financial statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2022, 2021 and 2020

	2022	2021	2020
Non-interest expense
Salaries and employee benefits	$20,816	$18,750	$18,351
Premises and equipment	3,736	3,942	3,962
Loss (gain) on sales/dispositions of premises and equipment, net	13	—	(98)
Advertising	695	625	631
OREO and other repossessed assets, net	(17)	(87)	276
ATM and debit card interchange transaction fees	1,943	1,831	1,628
Postage and courier	577	587	568
Amortization of CDI	316	361	406
State and local taxes	1,062	1,088	998
Professional fees	1,747	1,006	1,107
Federal Deposit Insurance Corporation ("FDIC") insurance	506	415	204
Loan administration and foreclosure	508	471	448
Data processing and telecommunications	2,719	2,510	2,285
Deposit operations	1,235	1,091	1,114
Other	2,770	2,001	2,183
Total non-interest expense, net	38,626	34,591	34,063

Income before income taxes	29,562	34,428	30,307

Provision for income taxes	5,962	6,845	6,038
Net income	$23,600	$27,583	$24,269

Net income per common share
Basic	$2.84	$3.31	$2.91
Diluted	$2.82	$3.27	$2.88

See notes to consolidated financial statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2022, 2021 and 2020

	2022	2021	2020
Comprehensive income
Net income	$23,600	$27,583	$24,269
Other comprehensive income (loss)
Unrealized holding loss on investment securities available for sale, net of income taxes of $(209), $(2), and $(1), respectively	(781)	(12)	(3)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $0, $1, and $(1), respectively	(1)	2	(3)
Accretion of OTTI on investment securities held to maturity, net of income taxes of $2, $2, and $4, respectively	6	8	17

Total other comprehensive income (loss), net of income taxes	(776)	(2)	11

Total comprehensive income	$22,824	$27,581	$24,280

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2022, 2021 and 2020

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2019	8,329,419	$43,030	$127,987	$50	$171,067

Net income	—	—	24,269	—	24,269
Other comprehensive income	—	—	—	11	11
Repurchase of common stock	(56,601)	(1,238)	—	—	(1,238)
Exercise of stock options	37,975	391	—	—	391
Common stock dividends ($0.85 per common share)	—	—	(7,083)	—	(7,083)
Earned Employee Stock Ownership Plan ("ESOP") shares, net of income taxes	—	31	—	—	31
Stock option compensation expense	—	182	—	—	182

Balance, September 30, 2020	8,310,793	42,396	145,173	61	187,630

Net income	—	—	27,583	—	27,583
Other comprehensive loss	—	—	—	(2)	(2)
Repurchase of common stock	(19,588)	(527)	—	—	(527)
Exercise of stock options	64,264	631	—	—	631
Common stock dividends ($1.03 per common share)	—	—	(8,589)	—	(8,589)
Stock option compensation expense	—	173	—	—	173

Balance, September 30, 2021	8,355,469	42,673	164,167	59	206,899

See notes to consolidated financial statements

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2022, 2021 and 2020

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2021	8,355,469	$42,673	$164,167	$59	$206,899

Net income	—	—	23,600	—	23,600
Other comprehensive loss	—	—	—	(776)	(776)
Repurchase of common stock	(170,237)	(4,583)	—	—	(4,583)
Exercise of stock options	36,720	415	—	—	415
Common stock dividends ($0.87 per common share)	—	—	(7,232)	—	(7,232)
Stock option compensation expense	—	246	—	—	246

Balance, September 30, 2022	8,221,952	$38,751	$180,535	$(717)	$218,569

See notes to consolidated financial statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from operating activities
Net income	$23,600	$27,583	$24,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,367	1,563	1,572
Deferred income taxes	(177)	275	76
Amortization of CDI	316	361	406
Earned ESOP shares	—	—	31
Accretion of discount on purchased loans	(182)	(340)	(597)
Stock option compensation expense	246	173	182
Net recoveries on investment securities	(22)	(20)	(120)
Change in fair value of investments in equity securities	120	22	(19)
Gain on sales of OREO and other repossessed assets, net	(2)	(92)	(35)
Amortization (accretion) of discounts and premiums on securities	(39)	118	(183)
Provision for OREO losses	—	—	173
Gain on sales of loans, net	(1,510)	(5,904)	(5,979)
Loss (gain) on sales/dispositions of premises and equipment, net	13	—	(98)
Provision for loan losses	270	—	3,700
Loans originated for sale	(55,136)	(133,006)	(153,446)
Proceeds from sales of loans	59,115	140,202	160,987
Amortization of loan servicing rights	1,156	1,111	838
Valuation adjustment on loan servicing rights, net	(119)	(110)	221
BOLI net earnings	(613)	(597)	(591)
Increase (decrease) in deferred loan origination fees	(822)	(1,293)	3,637
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,081)	(411)	(1,168)
Net cash provided by operating activities	26,500	29,635	33,856

Cash flows from investing activities
Net decrease in CDs held for investment	5,588	37,063	12,801
Purchase of investment securities held to maturity	(208,778)	(53,049)	(10,255)
Purchase of investment securities available for sale	—	(18,698)	(41,212)
Proceeds from maturities and prepayments of investment securities held to maturity	11,661	12,004	13,818
Proceeds from maturities and prepayments of investment securities available for sale	20,448	13,162	5,802
Purchase of FHLB stock	(91)	(181)	(485)
Decrease (increase) in loans receivable, net	(163,238)	47,054	(133,953)
Purchase of premises and equipment	(911)	(895)	(1,986)
Proceeds from sales of OREO and other repossessed assets	159	985	495
Proceeds from sales/dispositions of premises and equipment	—	—	307
Net cash provided by (used in) investing activities	(335,162)	37,445	(154,668)

See notes to consolidated financial statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from financing activities
Net increase in deposits	$61,621	$212,149	$290,179
Proceeds from (repayment of) FHLB borrowings	(5,000)	(5,000)	10,000
Proceeds from exercise of stock options	415	631	391
Repurchase of common stock	(4,583)	(527)	(1,238)
Payment of dividends	(7,232)	(8,589)	(7,083)
Net cash provided by financing activities	45,221	198,664	292,249

Net increase (decrease) in cash and cash equivalents	(263,441)	265,744	171,437

Cash and cash equivalents
Beginning of year	580,196	314,452	143,015
End of year	$316,755	$580,196	$314,452

Supplemental disclosure of cash flow information
Income taxes paid	$5,450	$5,965	$5,522
Interest paid	2,700	3,244	4,760

Supplemental disclosure of non-cash investing activities
Other comprehensive income (loss) related to investment securities	$(776)	$(2)	$11
Operating lease liabilities arising from recording of ROU assets	—	—	2,889

See notes to consolidated financial statements

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

Nature of Operations

Timberland Bancorp is a bank holding company which operates primarily through its subsidiary, the Bank.  The Bank was established in 1915 and, through its 23 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties in Washington State, attracts deposits from the general public, and uses those funds, along with other borrowings, primarily to provide residential real estate, construction, commercial real estate, commercial business and consumer loans to borrowers primarily in western Washington.

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

Certain prior year amounts have been reclassified to conform to the 2022 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

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

Interest-bearing deposits in banks as of September 30, 2022 and 2021 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $215,637,000 and $537,222,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed the FDIC insurance limit of $250,000 per correspondent bank. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time that any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2022 and 2021.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

Acquired Loans

Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. PCI loans were insignificant as of September 30, 2022 and 2021.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

extensions, deferrals and renewals. TDRs are considered impaired and are individually evaluated for impairment. TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months.

In March 2020, the Company announced loan modification programs to support and provide relief for its borrowers during the novel coronavirus of 2019 ("COVID-19") pandemic. The Company has followed the loan modification criteria within the Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act"), which was signed into law on March 27, 2020, and interagency guidance from the federal banking agencies when determining if a borrower's modification is subject to a TDR classification. On March 22, 2020, federal banking regulators issued an interagency statement that included guidance on their approach for the accounting of loan modifications in light of the economic impact of the COVID-19 pandemic. The guidance interprets current accounting standards and indicates that a lender can conclude that a borrower is not experiencing financial difficulty if short-term modifications are made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented. The agencies confirmed in working with the staff of the Financial Accounting Standards Board ("FASB") that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief are not troubled debt restructurings. If it is determined that the modification does not meet the criteria under the CARES Act or interagency guidance to be excluded from TDR classification, the Company evaluates the loan modifications under its existing TDR framework. Loans subject to forbearance under the COVID-19 loan modification program are not reported as past due or placed on non-accrual status during the forbearance time period, and interest income continues to be recognized over the contractual life of the loans.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level sufficient to provide for probable losses inherent in the loan portfolio.  The allowance is provided based upon management's comprehensive analysis of the pertinent factors underlying the quality of the loan portfolio. These factors include changes in the amount and composition of the loan portfolio, delinquency levels, actual loan loss experience, current economic conditions, and a detailed analysis of individual loans for which full collectability may not be assured. The detailed analysis includes methods to estimate the fair value of loan collateral and the existence of potential alternative sources of repayment. The allowance consists of specific and general components. The specific component relates to loans that are deemed impaired. For loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value less selling costs (if applicable), or observable market price of the impaired loan is lower than the recorded value of that loan.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors. The Company's historical loss experience is determined by evaluating the average net charge-offs over the most recent economic cycle, but not to exceed six years. Qualitative factors are determined by loan type and allow management to adjust reserve levels to reflect the current general economic environment and portfolio performance trends including recent charge-off trends. Allowances are provided based on management’s continuing evaluation of the pertinent factors underlying the quality of the loan portfolio, including changes in the size and composition of the loan portfolio, actual loan loss experience, current economic conditions, collateral values, geographic concentrations, seasoning of the loan portfolio, specific industry conditions, the duration of the current business cycle, and regulatory requirements and expectations. When determining the appropriate historical loss and qualitative factors, management took into consideration the impact of the COVID-19 pandemic on such factors as the national and state unemployment rates and related trends, the amount and timing of financial assistance provided by the government, consumer spending levels and trends, industries significantly impacted by the COVID-19 pandemic, and the Company's COVID-19 loan modification program. The appropriateness of the allowance for loan losses is estimated based upon these factors and trends identified by management at the time that the consolidated financial statements are prepared.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets. No events or changes in circumstances have occurred during the years ended September 30, 2022 or 2021 that would cause management to re-evaluate the recoverability of the Company’s long-lived assets.

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
September 30, 2022 and 2021

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

As of September 30, 2022, management believes that there were no events or changes in the circumstances since May 31, 2022 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or decreases in the Company's stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operation and financial condition.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Loan Servicing Rights

The Company holds rights to service (1) loans that it has originated and sold to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and (2) the guaranteed portion of U.S. Small Business Administration ("SBA") loans sold in the secondary market. Loan servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with the servicing rights retained. Loan servicing rights are amortized to servicing income on loans sold approximately in proportion to and over the period of estimated net servicing income. The value of loan servicing rights at the date of the sale of loans is estimated based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and expected prepayment rates on the underlying loans. The estimated fair value is periodically evaluated for impairment by comparing actual cash flows and estimated future cash flows from the loan servicing assets to those estimated at the time that the loan servicing assets were originated. Fair values are estimated using expected future discounted cash flows based on current market rates of interest. For purposes of measuring impairment, the loan servicing rights must be stratified by one or more predominant risk characteristics of the underlying loans. The Company stratifies its capitalized loan servicing rights based on product type and term of the underlying loans. The amount of impairment recognized is the amount, if any, by which the amortized cost of the loan servicing rights exceeds their fair value. Impairment, if deemed temporary, is recognized through a valuation allowance to the extent that fair value is less than the recorded amount.

Operating Leases

The Company has only identified leases classified as operating leases. Operating leases are recorded as ROU assets and ROU liabilities within operating lease assets and operating lease liabilities, respectively, in the consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and ROU liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and ROU liabilities are recognized at the lease agreement commencement date based on the present value of lease payments over the lease term. The lease term incorporates options to extend the lease when it is reasonably certain that the Company will exercise that option. As the Company's leases typically do not provide an implicit rate; the Company uses its incremental borrowing rate based on the information available at the operating lease commencement date in determining the present value of lease payments. The operating lease ROU assets is further reduced by any lease pre-payments made and lease incentives. The leases may contain various provisions for increases in rental rates based either on changes in the published Consumer Price Index or a predetermined escalation schedule and such variable lease payments are recognized as lease expense as they are incurred. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company excludes operating leases with a term of twelve months or less from being capitalized as ROU assets and ROU liabilities.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2018.

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

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp is a member of the law firm that provides general counsel to the Company. Legal and other fees paid to this law firm for the years ended September 30, 2022, 2021 and 2020 totaled $48,000, $67,000 and $78,000, respectively.

Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU 2016-13 also changes the accounting for PCI debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a "smaller reporting company" filer with the U.S. Securities and Exchange Commission, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for OTTI on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to help ensure that it is fully compliant with ASU 2016-13 at the adoption date. At this time, the Company anticipates that the allowance for loan losses will increase as a result of the implementation of ASU 2016-13; however, until its evaluation is complete, the magnitude of this increase will be unknown.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity has to perform procedures to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The adoption ASU 2017-04 is not expected to a have a material impact on the Company's future consolidated financial statements.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2022. The Company has not adopted ASU 2020-04 as of September 30, 2022. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) for creditors, require new disclosures for creditors for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty, and require public business entities to include current-period gross write-offs in the vintage disclosure tables. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of ASU 2022-02 is not expected to have a material impact on the Company's future consolidated financial statements.

Note 2 - Restricted Assets

Federal Reserve regulations require that the Bank maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits. In response to the COVID-19 pandemic, the Federal Reserve reduced the reserve requirement ratio to zero percent, effective March 26, 2020. Currently, the FRB has not announced plans to re-impose a reserve requirement; however, the FRB may adjust reserve requirement ratios at its sole discretion.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Note 3 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2022 and 2021 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2022
Held to Maturity
U.S. Treasury and U.S. government agency securities	$170,676	$11	$(12,109)	$158,578
Mortgage-backed securities ("MBS"):
U.S. government agencies	43,995	4	(2,486)	41,513
Private label residential	49,335	245	(2,392)	47,188
Taxable municipal securities	2,102	—	(67)	2,035
Bank issued trust preferred securities	500	—	(31)	469
Total	$266,608	$260	$(17,085)	$249,783

Available for Sale
MBS: U.S. government agencies	$42,309	$—	$(894)	$41,415
Total	$42,309	$—	$(894)	$41,415

September 30, 2021
Held to Maturity
U.S. Treasury and U.S. government agency securities	$28,760	$8	$(99)	$28,669
MBS:
U.S. government agencies	25,913	936	(122)	26,727
Private label residential	13,929	302	(23)	14,208
Bank issued trust preferred securities	500	5	—	505
Total	$69,102	$1,251	$(244)	$70,109

Available for Sale
MBS: U.S. government agencies	$63,080	$210	$(114)	$63,176
Total	$63,080	$210	$(114)	$63,176

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2022 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$115,504	$(7,224)	17	$33,638	$(4,885)	9	$149,142	$(12,109)
MBS:
U.S. government agencies	35,896	(1,449)	54	5,306	(1,037)	5	41,202	(2,486)
Private label residential	35,447	(2,166)	27	8,708	(226)	6	44,155	(2,392)
Taxable municipal securities	2,035	(67)	1	—	—	—	2,035	(67)
Bank issued trust preferred securities	469	(31)	1	—	—	—	469	(31)
Total	$189,351	$(10,937)	100	$47,652	$(6,148)	20	$237,003	$(17,085)

Available for Sale
MBS:
U.S. government agencies	$25,170	$(292)	16	$15,705	$(602)	13	$40,875	$(894)
Total	$25,170	$(292)	16	$15,705	$(602)	13	$40,875	$(894)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2021 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$18,795	$(99)	5	$—	$—	—	$18,795	$(99)
MBS:
U.S. government agencies	8,091	(122)	5	15	—	3	8,106	(122)
Private label residential	9,712	(23)	4	1	—	1	9,713	(23)
Total	$36,598	$(244)	14	$16	$—	4	$36,614	$(244)

Available for Sale
MBS:
U.S. government agencies	$20,146	$(103)	13	$5,491	$(11)	3	$25,637	$(114)
Total	$20,146	$(103)	13	$5,491	$(11)	3	$25,637	$(114)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2022, 2021 and 2020:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2022
Constant prepayment rate	6.00%	15.00%	12.98%
Collateral default rate	0.58%	25.64%	9.96%
Loss severity rate	—%	8.19%	3.36%

September 30, 2021
Constant prepayment rate	6.00%	15.00%	10.20%
Collateral default rate	1.47%	17.55%	12.19%
Loss severity rate	—%	12.96%	4.55%

September 30, 2020
Constant prepayment rate	6.00%	15.00%	8.97%
Collateral default rate	2.17%	27.39%	14.37%
Loss severity rate	—%	11.27%	2.87%

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2022, 2021 and 2020 (dollars in thousands):

	2022	2021	2020
Balance, beginning of year	$853	$885	$1,071

Additions:
Additional increases to the amount related to credit losses for which OTTI was previously recognized	—	2	3
Subtractions:
Net realized gain (losses) previously recorded as credit losses	1	(12)	(66)
Recovery of prior credit loss	(18)	(22)	(123)
Balance, end of year	$836	$853	$885

During the year ended September 30, 2022, the Company recorded a $1,000 net realized gain on sixteen held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2021, the Company recorded a $12,000 net realized loss (as a result of investment securities being deemed worthless) on nineteen held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2020, the Company recorded a $66,000 net realized loss (as a result of investment securities being deemed worthless) on nineteen held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits and FHLB collateral totaled $133,824,000 and $97,602,000 at September 30, 2022 and 2021, respectively.

The contractual maturities of debt securities at September 30, 2022 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$3,027	$2,983	$—	$—
Due after one year to five years	162,601	154,206	3,169	3,159
Due after five years to ten years	38,770	34,197	9,252	9,152
Due after ten years	62,210	58,397	29,888	29,104
Total	$266,608	$249,783	$42,309	$41,415

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable by portfolio segment consisted of the following at September 30, 2022 and 2021 (dollars in thousands):

	2022	2021
Mortgage loans:
One- to four-family	$176,116	$119,935
Multi-family	95,025	87,563
Commercial	536,650	470,650
Construction – custom and owner/builder	119,240	109,152
Construction – speculative one- to four-family	12,254	17,813
Construction – commercial	40,364	43,365
Construction – multi-family	64,480	52,071
Construction – land development	19,280	10,804
Land	26,854	19,936
Total mortgage loans	1,090,263	931,289
Consumer loans:
Home equity and second mortgage	35,187	32,988
Other	2,128	2,512
Total consumer loans	37,315	35,500

Commercial loans:
Commercial business	125,039	74,579
SBA Paycheck Protection Program ("PPP")	1,001	40,922
Total commercial loans	126,040	115,501
Total loans receivable	1,253,618	1,082,290
Less:
Undisbursed portion of construction loans in process	103,168	95,224
Deferred loan origination fees, net	4,321	5,143
Allowance for loan losses	13,703	13,469
	121,192	113,836
Loans receivable, net	$1,132,426	$968,454

Loans receivable at September 30, 2022 and 2021 are reported net of unamortized discounts totaling $267,000 and $449,000, respectively.

Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2022, the Company had $1,125,450,000 (including $103,168,000 of undisbursed construction loans in process) in loans secured by real estate, which represented 89.8% of total loans receivable. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property types. At September 30, 2022, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Company typically originates real estate loans with loan-to-value ratios of no greater than 90%.  Collateral and/or guarantees are required for all loans.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Related Party Loans

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business. Such related party loans were performing according to their repayment terms at September 30, 2022 and 2021. Activity in related party loans during the years ended September 30, 2022, 2021 and 2020 was as follows (dollars in thousands):

	2022	2021	2020
Balance, beginning of year	$466	$248	$94
New loans or borrowings	40	316	178
Repayments and reclassifications	(456)	(98)	(24)
Balance, end of year	$50	$466	$248

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

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than one- to four family residential lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure full repayment, and the Company may incur a loss. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to construct homes for which no purchaser has been

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

identified carry more risk, because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. The Company attempts to mitigate these risks by adhering to its underwriting policies, disbursement procedures and monitoring practices.

Construction Lending – Custom and Owner/Builder:  Custom construction and owner/builder construction loans are originated to home owners and are typically refinanced into permanent loans at the completion of construction.

Construction Lending – Speculative One- To Four-Family: Speculative one-to four-family construction loans are made to home builders and are termed “speculative”, because the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period.

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

Commercial Business Lending:  The Company originates commercial business loans which, excluding SBA PPP loans, are generally secured by business equipment, accounts receivable, inventory and/or other property. The Company also generally obtains personal guarantees from the business owners based on a review of personal financial statements. Commercial business lending generally involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable and/or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the credit-worthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment. The Company attempts to mitigate these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of the borrowers and the guarantors.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

SBA PPP: The CARES Act authorized the SBA to temporarily guarantee loans under the PPP. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020 through the program's initial conclusion in August 2020. The Consolidated Appropriations Act, 2021 ("CAA 2021"), which was signed into law on December 27, 2020, renewed and extended the PPP until May 31, 2021. As a result, the Company began originating PPP loans again in January 2021. The SBA guarantees 100% of PPP loans made to eligible borrowers, and the entire amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. PPP loans have: (1) an interest rate of 1%, (2) a two-year loan term to maturity for loans approved by the SBA prior to June 5, 2020 (unless the borrower and the Company mutually agree to extend the term of the loan to five years) and a five-year maturity for loans approved thereafter; and (3) principal and interest payments deferred for at least six months from the date of disbursement. All PPP loans needed to be issued by January 1, 2022.

Allowance for Loan Losses

The following table sets forth information for the year ended September 30, 2022 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,154	$504	$—	$—	$1,658
Multi-family	765	90	—	—	855
Commercial	6,813	(131)	—	—	6,682
Construction – custom and owner/builder	644	31	—	—	675
Construction – speculative one- to four-family	188	(58)	—	—	130
Construction – commercial	784	(441)	—	—	343
Construction – multi-family	436	11	—	—	447
Construction – land development	124	109	—	—	233
Land	470	(73)	—	—	397
Consumer loans:
Home equity and second mortgage	528	(88)	—	—	440
Other	50	1	(10)	1	42
Commercial business loans	1,513	315	(49)	22	1,801
Total	$13,469	$270	$(59)	$23	$13,703

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

The following table presents information on loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2022 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$—	$1,658	$1,658	$388	$175,728	$176,116
Multi-family	—	855	855	—	95,025	95,025
Commercial	—	6,682	6,682	2,988	533,662	536,650
Construction – custom and owner/ builder	—	675	675	—	67,091	67,091
Construction – speculative one- to four-family	—	130	130	—	8,364	8,364
Construction – commercial	—	343	343	—	29,059	29,059
Construction – multi-family	—	447	447	—	34,354	34,354
Construction – land development	—	233	233	—	13,582	13,582
Land	—	397	397	450	26,404	26,854
Consumer loans:
Home equity and second mortgage	—	440	440	394	34,793	35,187
Other	—	42	42	3	2,125	2,128
Commercial business loans	127	1,674	1,801	309	124,730	125,039
SBA PPP loans	—	—	—	—	1,001	1,001
Total	$127	$13,576	$13,703	$4,532	$1,145,918	$1,150,450

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2022 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$—	$388	$—	$388	$175,728	$176,116
Multi-family	—	—	—	—	—	95,025	95,025
Commercial	—	—	657	—	657	535,993	536,650
Construction – custom and owner/ builder	—	—	—	—	—	67,091	67,091
Construction – speculative one- to four-family	—	—	—	—	—	8,364	8,364
Construction – commercial	—	—	—	—	—	29,059	29,059
Construction – multi-family	—	—	—	—	—	34,354	34,354
Construction – land development	—	—	—	—	—	13,582	13,582
Land	—	—	450	—	450	26,404	26,854
Consumer loans:
Home equity and second mortgage	37	—	252	—	289	34,898	35,187
Other	—	—	3	—	3	2,125	2,128
Commercial business loans	—	—	309	—	309	124,730	125,039
SBA PPP loans	—	—	—	—	—	1,001	1,001
Total	$37	$—	$2,059	$—	$2,096	$1,148,354	$1,150,450
__________________
(1)Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At September 30, 2022 and 2021, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2022 and 2021, there were no loans classified as loss.

The following table presents an analysis of loans by credit quality indicator and portfolio segment at September 30, 2022 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$175,687	$38	$—	$391	$176,116
Multi-family	95,025	—	—	—	95,025
Commercial	522,741	7,940	237	5,732	536,650
Construction – custom and owner / builder	65,249	1,842	—	—	67,091
Construction – speculative one- to four-family	8,364	—	—	—	8,364
Construction – commercial	29,059	—	—	—	29,059
Construction – multi-family	34,354	—	—	—	34,354
Construction – land development	13,557	—	—	25	13,582
Land	25,882	522	—	450	26,854
Consumer loans:
Home equity and second mortgage	34,709	19	—	459	35,187
Other	2,063	62	—	3	2,128
Commercial business loans	124,712	—	—	327	125,039
SBA PPP loans	1,001	—	—	—	1,001
Total	$1,132,403	$10,423	$237	$7,387	$1,150,450

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2022 (dollars in thousands):

	September 30, 2022			For the Year Ended September 30, 2022
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$388	$432	$—	$470	$31	$31
Commercial	2,988	2,988	—	3,041	152	123
Land	450	450	—	492	—	—
Consumer loans:
Home equity and second mortgage	394	394	—	436	6	5
Other	3	3	—	7	—	—
Commercial business loans	59	108	—	121	—	—
Subtotal	4,282	4,375	—	4,567	189	159
With an allowance recorded:
Consumer loans:
Home equity and second mortgage	—	—	—	145	—	—
Commercial business loans	250	250	127	268	—	—
Subtotal	250	250	127	413	—	—
Total:
Mortgage loans:
One- to four-family	388	432	—	470	31	31
Commercial	2,988	2,988	—	3,041	152	123
Land	450	450	—	492	—	—
Consumer loans:
Home equity and second mortgage	394	394	—	581	6	5
Other	3	3	—	7	—	—
Commercial business loans	309	358	127	389	—	—
Total	$4,532	$4,625	$127	$4,980	$189	$159

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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
Consumer loans:
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
September 30, 2022 and 2021

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
September 30, 2022 and 2021

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

In response to requests from borrowers and in accordance with the CARES Act and related regulatory guidance, the Company made payment deferral COVID-19 related modifications (typically 90-day payment deferrals with interest continuing to accrue or scheduled to be paid monthly) on a number of loans. All of these borrowers had resumed making payments as of September 30, 2022. Loan modifications in accordance with the CARES Act and related regulatory guidance were still subject to an evaluation in regard to determining whether or not a loan is deemed to be impaired.

The following table details the COVID-19 loan modifications on deferral status as of September 30, 2021 (dollars in thousands):

COVID-19 Loan Modifications
Mortgage loans	Number	Balance	Percent
One- to four-family	1	$323	100.0%
Total COVID-19 modifications	1	$323	100.0%

The Company had $2,615,000 in TDRs included in impaired loans at September 30, 2022 and had no commitments to lend additional funds on these loans. The Company had $2,553,000 in TDRs included in impaired loans at September 30, 2021 and had no commitments to lend additional funds on these loans. None of the allowance for loan losses was allocated to TDRs at September 30, 2022 and 2021.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of September 30, 2022 and 2021 (dollars in thousands):

	2022
	Accruing	Non-Accrual	Total
Mortgage loans:
Commercial	$2,330	$—	$2,330
Land	—	88	88
Consumer loans:
Home equity and second mortgage	142	55	197
Total	$2,472	$143	$2,615

	2021
	Accruing	Non-Accrual	Total
Mortgage loans:
Commercial	$2,371	$—	$2,371
Land	—	119	119
Consumer loans:
Home equity and second mortgage	—	63	63
Total	$2,371	$182	$2,553

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

There was one new TDR recognized during the year ended September 30, 2022. There were no new TDRs during the years ended September 30, 2021 and 2020. The following table sets forth information with respect to the Company's TDRs, by portfolio segment, added during the year ended September 30, 2022:

2022	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Home equity and second mortgage loans (1)	1	$136	$145	$142
Total	1	$136	$145	$142

(1) Modification resulted in an extension of maturity and deferral of accrued interest.
There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended September 30, 2022, 2021 or 2020.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2022 and 2021 (dollars in thousands):

	2022	2021
Land	$5,404	$5,404
Buildings and improvements	24,764	24,718
Furniture and equipment	10,152	10,307
Property held for future expansion	129	129
Construction and purchases in progress	152	225
	40,601	40,783
Less accumulated depreciation	18,703	18,416
Premises and equipment, net	$21,898	$22,367

Note 6 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2022 and 2021 (dollars in thousands):

	2022		2021
	Amount	Number	Amount	Number
Balance, beginning of year	$157	3	$1,050	6
Sales	(157)	(1)	(893)	(3)
Balance, end of year	$—	2	$157	3

At September 30, 2022 and 2021, OREO and other repossessed assets consisted of OREO properties in Washington. The Company recorded net gains on sales of OREO and other repossessed assets of $2,000, $92,000, and $35,000 for the years ended September 30, 2022, 2021 and 2020, respectively. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

At September 30, 2022, there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession, and there were no one- to four-family properties in the process of foreclosure. At September 30, 2021, there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession, and there was one one- to four-family property with a balance of $30,000 in the process of foreclosure.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Note 7 - Goodwill and CDI

Goodwill
There were no changes to the recorded amount of goodwill for both years ended September 30, 2022 and 2021.

CDI
The CDI amortization expense totaled $316,000, $361,000 and $406,000 for the years ended September 30, 2022, 2021 and 2020, respectively.

Amortization expense for the CDI for fiscal years ending subsequent to September 30, 2022 is estimated to be as follows (dollars in thousands):

2023	$271
2024	226
2025	181
2026	135
2027	90
Thereafter	45
Total	$948

Note 8 - Loan Servicing Rights

The Company services one- to four-family mortgage loans for Freddie Mac and also provides servicing for secondary market purchasers of the guaranteed portion of SBA loans; such loans are not included in the accompanying consolidated balance sheets. The principal amount of loans serviced for Freddie Mac at September 30, 2022, 2021 and 2020 was $406,727,000, $419,675,000 and $418,559,000, respectively. The guaranteed principal amount of SBA loans serviced for others at September 30, 2022, 2021 and 2020 was $3,560,000, $6,761,000 and $8,022,000, respectively.

The following is an analysis of the changes in Freddie Mac loan servicing rights for the years ended September 30, 2022, 2021 and 2020 (dollars in thousands):

	2022	2021	2020
Balance, beginning of year	$3,438	$2,980	$2,206
Additions	578	1,388	1,733
Amortization	(1,115)	(1,022)	(748)
Valuation recovery (allowance)	119	92	(211)
Balance, end of year	$3,020	$3,438	$2,980

At September 30, 2022, 2021 and 2020, the estimated fair value of Freddie Mac servicing rights totaled $5,547,000, $3,656,000 and $3,120,000, respectively. The Freddie Mac servicing rights' fair values at September 30, 2022, 2021 and 2020 were estimated using discounted cash flow analyses with an average discount rates of 9.50%, 9.00% and 9.00%, and average conditional prepayment rates of 6.31%, 12.71% and 14.42%, respectively. At September 30, 2022, there was no valuation allowance. At September 30, 2021 and 2020, there was a valuation allowance of $119,000 and $211,000, respectively.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

The following is an analysis of the changes in SBA loan servicing rights for the years ended September 30, 2022, 2021 and 2020 (dollars in thousands):

	2022	2021	2020
Balance, beginning of year	$44	$115	$202
Other additions	—	—	13
Amortization	(41)	(89)	(90)
Valuation recovery (allowance)	—	18	(10)
Balance, end of year	$3	$44	$115

At September 30, 2022, SBA servicing rights were insignificant. At September 2021 and 2020, the estimated fair value of SBA servicing rights totaled $99,000 and $115,000, respectively. The SBA servicing rights' fair values at September 30, 2021 and 2020 were estimated using discounted cash flow analyses with an average discount rate of 15.00% for both years and average conditional prepayment rates of 17.85% and 16.29%, respectively. There was no valuation allowance on SBA servicing rights at September 30, 2022 and 2021.

Note 9 - Leases

At September 30, 2022, the Company has operating leases for two retail bank branch offices. The Company's leases have remaining lease terms of four to nine years, both of which include options to extend the leases for up to five years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU assets and liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the years ended September 30, 2022, 2021 and 2020 (dollars in thousands):

Lease cost:	2022	2021	2020
Operating lease cost	$371	$395	$377
Short-term lease cost	—	—	—
Total lease cost	$371	$395	$377

The following table provides supplemental information related to operating leases at or for the years ended September 30, 2022, 2021 and 2020 (dollars in thousands):

	2022		2021		2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$342		$327		$318
Weighted average remaining lease term-operating leases	7.67	yrs	8.44	yrs	9.24	yrs
Weighted average discount rate-operating leases	2.25%		2.24%		2.22%

The Company's leases typically do not contain a discount rate implicit in the lease contracts. As an alternative, the weighted average discount rate is used to estimate the present value of future lease payments in calculating the value of the ROU asset.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Maturities of operating lease liabilities at September 30, 2022 for the five fiscal years ending subsequent to September 30, 2022 and thereafter, are as follows (dollars in thousands):

2023	$310
2024	313
2025	317
2026	284
2027	219
Thereafter	819
Total lease payments	2,262
Less imputed interest	196
Total	$2,066

Note 10 - Deposits

Deposits consisted of the following at September 30, 2022 and 2021 (dollars in thousands):

	2022	2021
Non-interest-bearing demand	$530,058	$535,212
NOW checking	447,779	430,097
Savings	283,219	260,689
Money market	248,536	210,428
Certificates of deposit	122,584	134,129
Total	$1,632,176	$1,570,555

Individual certificates of deposit in amounts of $250,000 or greater totaled $21,830,000 and $21,781,000 at September 30, 2022 and 2021, respectively. The Company had brokered deposits totaling $4,617,000 and $11,383,000 at September 30, 2022 and 2021, respectively.

Scheduled maturities of certificates of deposit for fiscal years ending subsequent to September 30, 2022 are as follows (dollars in thousands):

2023	$76,311
2024	22,714
2025	10,154
2026	5,901
2027	7,434
Thereafter	70
Total	$122,584

Interest expense on deposits by account type was as follows for the years ended September 30, 2022, 2021 and 2020 (dollars in thousands):

	2022	2021	2020
NOW checking	$650	$605	$882
Savings	230	201	188
Money market	767	560	735
Certificates of deposit	1,010	1,647	2,830
Total	$2,657	$3,013	$4,635

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Note 11 – FHLB Borrowings and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines up to 45% of the Bank’s total assets, limited by available collateral. At September 30, 2022, the Bank had a borrowing capacity of $492,289,000. The Bank had no long-term or short-term FHLB borrowings outstanding at September 30, 2022. The Bank had $5,000,000 in FHLB borrowings outstanding at September 30, 2021. Under the Advances, Pledge and Security Agreement entered into with the FHLB ("FHLB Borrowing Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for borrowings under the FHLB Borrowing Agreement.

The Bank also maintains a short-term borrowing line with the FRB with total credit based on eligible collateral. At September 30, 2022, the Bank had a borrowing capacity on this line of $77,089,000. The Bank had no outstanding borrowings on this line at both September 30, 2022 and 2021.

The Bank has a short-term $50,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. The Bank had no outstanding borrowings on this line at both September 30, 2022 and 2021.

Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2022 and 2021 (dollars in thousands):

	2022	2021
Accrued deferred compensation, profit sharing plans and bonuses payable	$2,790	$3,074
Accrued interest payable on deposits	108	134
Accounts payable and accrued expenses - other	4,799	4,159
Total other liabilities and accrued expenses	$7,697	$7,367

Note 13 - Income Taxes

The components of the provision for income taxes for the years ended September 30, 2022, 2021 and 2020 were as follows (dollars in thousands):

	2022	2021	2020
Current:
Federal	$6,139	$6,570	$5,962
Deferred	(177)	275	76
Provision for income taxes	$5,962	$6,845	$6,038

At September 30, 2022 and 2021, the Company had income taxes payable of $332,000 and $42,000, which is included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

The components of the Company’s deferred tax assets and liabilities at September 30, 2022 and 2021 were as follows (dollars in thousands):

	2022	2021
Deferred Tax Assets
Allowance for loan losses	$2,878	$2,613
Allowance for OREO losses	5	42
OTTI credit impairment on investment securities	62	64
Accrued interest on loans	63	75
Deferred compensation and bonuses	260	301
Reserve for loan commitments	64	76
Operating lease liabilities	434	495
Net unrealized losses on investment securities and investments in equity securities	190	—
Other	66	46
Total deferred tax assets	4,022	3,712

Deferred Tax Liabilities
Goodwill	1,187	1,187
Loan servicing rights	635	731
Depreciation	757	787
Loan fees/costs	771	584
FHLB stock dividends	—	38
Prepaid expenses	175	162
Purchase accounting adjustment	208	233
Net unrealized gains on investment securities and investments in equity securities	—	20
Operating lease ROU assets	416	480
Total deferred tax liabilities	4,149	4,222

Net deferred tax liabilities	$(127)	$(510)

Deferred tax liabilities are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.

No valuation allowance for deferred tax assets was recorded as of September 30, 2022 and 2021, as management believes that it is more likely than not that all of the deferred tax assets will be realized based on management's expectations of future taxable income.

The provision for income taxes for the years ended September 30, 2022, 2021 and 2020 differs from that computed at the federal statutory corporate tax rate as follows (dollars in thousands):

	2022	2021	2020
Expected federal income tax provision at statutory rate	$6,208	$7,230	$6,365
BOLI income	(129)	(125)	(124)
Dividends on ESOP	(70)	(88)	(75)
Stock options tax effect	(34)	(167)	(33)
Other, net	(13)	(5)	(95)
Provision for income taxes	$5,962	$6,845	$6,038

Note 14 - Employee Stock Ownership and 401(k) Plan

The Timberland Bank Employee Stock Ownership and 401(k) Plan (“KSOP”) is comprised of two components, the ESOP and the 401(k) Plan. The KSOP benefits employees with at least one year of service who are 18 years of age or older. The Bank

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

may fund the ESOP with contributions of cash or stock, which are made at the discretion of the Board, and may fund the 401(k) Plan with contributions of cash.  Employee vesting occurs over six years.

ESOP

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company. The loan was repaid primarily from the Bank’s contributions to the ESOP and was fully repaid by March 31, 2019.

As of September 30, 2022, an aggregate of 685,441 ESOP shares, which were previously released for allocation to participants, had been distributed to participants.

Total shares held by the ESOP as of September 30, 2022, 2021 and 2020 were 372,559, 397,626 and 415,698, respectively.

There was no compensation expense recognized for the ESOP for the years ended September 30, 2022, 2021 and 2020.

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established under the Internal Revenue Code. Contributions by the Bank are at the discretion of the Board except for a safe harbor contribution of 3% of eligible employees' wages, which is mandatory according to the plan document. Bank contributions totaled $942,000, $931,000 and $908,000 for the years ended September 30, 2022, 2021 and 2020, respectively.

Note 15 - Stock Compensation Plans

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees and officers and 50,000 shares are reserved to be awarded to directors and directors emeriti. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of the grant. At September 30, 2022, there were 396 and 196,700 shares of common stock available which may be awarded as options or restricted stock pursuant to future grants under the 2014 and 2019 Equity Incentive Plans, respectively.

At both September 30, 2022 and 2021, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the years ended September 30, 2022, 2021 and 2020.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Stock option activity for the years ended September 30, 2022, 2021 and 2020 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2019	378,304	$18.15
Options granted	69,150	17.01
Options exercised	(37,975)	10.31
Options forfeited	(14,130)	25.36
Outstanding September 30, 2020	395,349	18.45
Options granted	81,000	28.06
Options exercised	(64,264)	9.81
Options forfeited	(5,270)	26.91
Outstanding September 30, 2021	406,815	21.62
Options granted	74,000	27.40
Options exercised	(36,720)	11.31
Options forfeited	(22,170)	26.01
Outstanding September 30, 2022	421,925	$23.30

The aggregate intrinsic value of options exercised during the years ended September 30, 2022, 2021 and 2020 was $605,000, $1,143,000 and $640,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the rate of a U.S. Treasury security with a similar term as the expected life of the stock option at the particular grant date. The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time that the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends. The expected volatility is based on historical volatility of the Company’s stock price. There were 69,150 options granted during the year ended September 30, 2020 with an aggregate grant date fair value of $187,000. There were 81,000 options granted during the year ended September 30, 2021 with an aggregate grant date fair value of $502,000. There were 74,000 options granted during the year ended September 30, 2022 with an aggregate grant date fair value of $508,000.

The weighted average assumptions for options granted during the years ended September 30, 2022, 2021 and 2020 were as follows:

	2022	2021	2020
Expected volatility	33%	35%	33%
Expected life (in years)	5	5	5
Expected dividend yield	3.61%	3.39%	5.36%
Risk free interest rate	4.17%	1.02%	0.28%
Grant date fair value per share	$6.87	$6.20	$2.70

There were 52,960 options that vested during the year ended September 30, 2022 with a total fair value of $239,000. There were 49,928 options that vested during the year ended September 30, 2021 with a total fair value of $170,000. There were 58,548 options that vested during the year ended September 30, 2020 with a total fair value of $176,000.

At September 30, 2022, there were 191,910 unvested options with an aggregate grant date fair value of $1,077,000, all of which the Company assumes will vest. The unvested options had an aggregate intrinsic value of $428,000 at September 30, 2022.
At September 30, 2021, there were 187,664 unvested options with an aggregate grant date fair value of $892,000.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Additional information regarding options outstanding at September 30, 2022 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
9.00			14,000	9.00	1.1	14,000	9.00	1.1
10.26	-	10.71	50,575	10.56	2.5	50,575	10.56	2.5
15.67	-	19.13	86,900	16.54	6.8	49,410	16.25	5.9
26.50	-	27.40	113,100	27.31	8.9	24,620	27.13	7.0
28.23	-	29.69	120,050	28.80	7.5	61,250	29.34	6.0
31.80			37,300	31.80	6.0	30,160	31.80	6.0
			421,925	$23.30	6.8	230,015	$21.25	5.0

The aggregate intrinsic value of options outstanding at September 30, 2022, 2021 and 2020 was $2,130,000, $3,119,000, and $1,416,000, respectively.

As of September 30, 2022, unrecognized compensation cost related to non-vested stock options was $1,120,000, which is expected to be recognized over a weighted average period of 2.55 years.

Note 16 - Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk not recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

A summary of the Company’s commitments at September 30, 2022 and 2021 is as follows (dollars in thousands):

	2022	2021
Undisbursed portion of construction loans in process (see Note 4)	$103,168	$95,224
Undisbursed lines of credit	128,791	115,865
Commitments to extend credit	14,699	47,422

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $305,000 and $365,000 at September 30, 2022 and 2021, respectively. These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

Timberland Bancorp has employment agreements with the Chief Executive Officer, the Chief Financial Officer and the Chief Operating Officer which provide for a severance payment and other benefits if the officers are involuntarily terminated following a change in control of Timberland Bancorp or the Bank. The maximum value of the severance benefits under the employment agreements is 2.99 times the officer's average annual compensation during the five-year period prior to the effective date of the change in control.

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

The minimum requirements are a common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At September 30, 2022, the Bank's CET1 capital exceeded the required capital conservation buffer.

At September 30, 2022 and 2021, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2022 and 2021 under the regulations of the FDIC. The following tables compare the Bank’s actual capital amounts at September 30, 2022 and 2021 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
September 30, 2022	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$202,438	10.9%	$74,039	4.0%	$92,549	5.0%
Risk-based Capital Ratios:
CET1	202,438	18.0	50,551	4.5	73,018	6.5
Tier 1 capital	202,438	18.0	67,402	6.0	89,869	8.0
Total capital	216,446	19.3	89,869	8.0	112,336	10.0

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

September 30, 2021
Leverage Capital Ratio:
Tier 1 capital	$188,512	10.7%	$70,240	4.0%	$87,801	5.0%
Risk-based Capital Ratios:
CET1	188,512	20.6	41,257	4.5	59,593	6.5
Tier 1 capital	188,512	20.6	55,009	6.0	73,345	8.0
Total capital	200,002	21.8	73,345	8.0	91,682	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2022, Timberland Bancorp would have exceeded all regulatory requirements.

The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp at September 30, 2022 and 2021 assuming that Timberland Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets (dollars in thousands):

	2022		2021
	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$204,659	11.0%	$191,973	11.0%
Risk-based Capital Ratios:
CET1	204,659	18.2	191,973	20.9
Tier 1 capital	204,659	18.2	191,973	20.9
Total capital	218,667	19.5	203,475	22.2

Note 18 - Condensed Financial Information - Parent Company Only
Condensed Balance Sheets - September 30, 2022 and 2021
(dollars in thousands)

	2022	2021
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$162	$379
Interest-bearing deposits in banks	1,548	2,553
Total cash and cash equivalents	1,710	2,932

Investment securities held to maturity, at amortized cost (estimated fair value $469 and $505)	500	500
Investment in Bank	216,348	203,440
Other assets	56	107
Total assets	$218,614	$206,979

Liabilities and shareholders’ equity
Accrued expenses	$45	$80
Shareholders’ equity	218,569	206,899
Total liabilities and shareholders’ equity	$218,614	$206,979

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Condensed Statements of Income - Years Ended September 30, 2022, 2021 and 2020
(dollars in thousands)

	2022	2021	2020
Operating income
Interest on deposits in banks	$3	$5	$26
Interest on investment securities	24	24	5
Dividends from Bank	10,255	9,085	8,762
Total operating income	10,282	9,114	8,793

Operating expenses	303	495	554

Income before income taxes and equity in undistributed income of Bank	9,979	8,619	8,239
Benefit for income taxes	(139)	(238)	(186)

Income before undistributed income of Bank	10,118	8,857	8,425

Equity in undistributed income of Bank	13,482	18,726	15,844
Net income	$23,600	$27,583	$24,269

Condensed Statements of Cash Flows - Years Ended September 30, 2022, 2021 and 2020
(dollars in thousands)

	2022	2021	2020
Cash flows from operating activities
Net income	$23,600	$27,583	$24,269
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(13,482)	(18,726)	(15,844)
Earned ESOP shares	—	—	31
Stock option compensation expense	246	173	182
Other, net	16	(97)	(279)
Net cash provided by operating activities	10,380	8,933	8,359

Cash flows from investing activities
Investment in Bank	(202)	(149)	(187)
Purchase of investment securities held to maturity	—	—	(500)
Net cash used in investing activities	(202)	(149)	(687)

Cash flows from financing activities
Proceeds from exercise of stock options	415	631	391
Repurchase of common stock	(4,583)	(527)	(1,238)
Payment of dividends	(7,232)	(8,589)	(7,083)
Net cash used in financing activities	(11,400)	(8,485)	(7,930)

Net (decrease) increase in cash and cash equivalents	(1,222)	299	(258)

Cash and cash equivalents
Beginning of year	2,932	2,633	2,891
End of year	$1,710	$2,932	$2,633

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

Note 19 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2022, 2021 and 2020 is as follows (dollars in thousands, except per share amounts):

	2022	2021	2020
Basic net income per common share computation
Numerator - net income	$23,600	$27,583	$24,269

Denominator - weighted average common shares outstanding	8,304,002	8,340,983	8,326,600

Basic net income per common share	$2.84	$3.31	$2.91

Diluted net income per common share computation
Numerator - net income	$23,600	$27,583	$24,269

Denominator - weighted average common shares outstanding	8,304,002	8,340,983	8,326,600
Effect of dilutive stock options (1)	79,333	103,350	95,886
Weighted average common shares outstanding-assuming dilution	8,383,335	8,444,333	8,422,486

Diluted net income per common share	$2.82	$3.27	$2.88

______________
(1) For the years ended September 30, 2022, 2021 and 2020, average options to purchase 204,265, 136,148 and 131,186 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share, because their effect would have been anti-dilutive.

Note 20 - Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the years ended September 30, 2022, 2021 and 2020 are as follows (dollars in thousands):

	Changes in fair value of available for sale securities [1]	Changes in OTTI on held to maturity securities [1]	Total [1]
2022
Balance of AOCI at the beginning of period	$75	$(16)	$59
Other comprehensive income (loss)	(781)	5	(776)
Balance of AOCI at the end of period	$(706)	$(11)	$(717)

2021
Balance of AOCI at the beginning of period	$87	$(26)	$61
Other comprehensive income (loss)	(12)	10	(2)
Balance of AOCI at the end of period	$75	$(16)	$59

2020
Balance of AOCI at the beginning of period	$90	$(40)	$50
Other comprehensive income (loss)	(3)	14	11
Balance of AOCI at the end of period	$87	$(26)	$61
___________________
[1] All amounts are net of income taxes.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2022 and 2021. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2022 and 2021 are as follows (dollars in thousands):

	Estimated Fair Value
September 30, 2022	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$41,415	$—	$41,415
Investments in equity securities
Mutual funds	835	—	—	835
Total	$835	$41,415	$—	$42,250

September 30, 2021
Available for sale investment securities
MBS: U.S. government agencies	$—	$63,176	$—	$63,176
Investments in equity securities
Mutual funds	955	—	—	955
Total	$955	$63,176	$—	$64,131

There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2022 and 2021.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2022 (dollars in thousands):

	Estimated Fair Value
Impaired loans:	Level 1	Level 2	Level 3
Commercial business loans	$—	$—	$123
Total impaired loans	—	—	123

Total	$—	$—	$123

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2022 (dollars in thousands):

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

GAAP requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a fair value for these types of items as of September 30, 2022 and 2021. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2022 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$316,755	$316,755	$316,755	$—	$—
CDs held for investment	22,894	22,519	22,519	—	—
Investment securities	308,023	291,198	158,578	132,620	—
Investments in equity securities	835	835	835	—	—
FHLB stock	2,194	2,194	2,194	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	748	758	758	—	—
Loans receivable, net	1,132,426	1,124,579	—	—	1,124,579
Accrued interest receivable	4,483	4,483	4,483	—	—

Financial Liabilities
Certificates of deposit	122,584	120,807	—	—	120,807
Accrued interest payable	108	108	108	—	—

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2021 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$580,196	$580,196	$580,196	$—	$—
CDs held for investment	28,482	28,771	28,771	—	—
Investment securities	132,278	133,285	28,669	104,616	—
Investments in equity securities	955	955	955	—	—
FHLB stock	2,103	2,103	2,103	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,217	3,290	3,290	—	—
Loans receivable, net	968,454	981,905	—	—	981,905
Accrued interest receivable	3,745	3,745	3,745	—	—

Financial Liabilities
Certificates of deposit	134,129	135,178	—	—	135,178
Accrued interest payable	137	134	134	—	—

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

Note 22 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Interest and dividend income	$17,019	$14,627	$13,520	$13,342
Interest expense	(756)	(645)	(627)	(646)
Net interest income	16,263	13,982	12,893	12,696

Provision for loan losses	270	—	—	—
Non-interest income	2,997	3,102	3,083	3,442
Non-interest expense	(10,155)	(9,874)	(9,333)	(9,264)

Income before income taxes	8,835	7,210	6,643	6,874

Provision for income taxes	1,785	1,472	1,316	1,389
Net income	$7,050	$5,738	$5,327	$5,485

Net income per common share
Basic (1)	$0.86	$0.69	$0.64	$0.66
Diluted	$0.85	$0.69	$0.63	$0.65

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Interest and dividend income	$13,780	$13,865	$13,360	$13,957
Interest expense	(670)	(708)	(793)	(933)
Net interest income	13,110	13,157	12,567	13,024

Non-interest income	3,450	4,266	4,886	4,559
Non-interest expense	(9,017)	(8,613)	(8,551)	(8,410)

Income before income taxes	7,543	8,810	8,902	9,173

Provision for income taxes	1,525	1,786	1,651	1,883
Net income	$6,018	$7,024	$7,251	$7,290

Net income per common share
Basic	$0.72	$0.84	$0.87	$0.88
Diluted	$0.71	$0.83	$0.86	$0.87
__________________________________________
(1) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

Note 23 - Revenue from Contracts with Customers

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

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/dispositions of premises and equipment, which are included in non-interest expense. For the year ended September 30, 2022, the Company recognized $3,964,000 in service charges on deposits, $5,210,000 in ATM and debit card interchange transaction fees, $211,000 in escrow fees and $27,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the year ended September 30, 2021, the Company recognized $3,911,000 in service charges on deposits, $5,084,000 in ATM and debit card interchange transaction fees, $290,000 in escrow fees and $23,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2022 and 2021

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

(a)           Evaluation of Disclosure Controls and Procedures: An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)           Changes in Internal Controls:  There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

The Company's internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consoldiated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the consolidated financial statements.

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

Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2022.

The management of the Company has assessed the Company's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on September 30, 2022. Management has concluded that the Company complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: December 9, 2022

/s/Michael R. Sand	/s/Dean J. Brydon
Michael R. Sand	Dean J. Brydon
Chief Executive Officer	President and Chief Financial Officer

Item 9B.  Other Information

None.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see “Item 1.  Business - Executive Officers of the Registrant.”

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee, which as of September 30, 2022 was composed of Directors Stoney, Smith, and Suter. All members of the Audit Committee (i) are independent as defined under Rule 4200(a)(15) of the Nasdaq Marketplace Rules; (ii) meet the criteria for independence set forth in SEC Rule 10A-3(b)(1); (iii) have not participated in the preparation of the financial statements of the Company or any of its current subsidiaries at any time during the past three years; and (iv) are able to read and understand fundamental financial statements, including our balance sheet, income statement, and cash flow statement. The Company’s Board of Directors has designated Directors Stoney and Suter as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K. Additional information concerning the Audit Committee is included in the Company’s Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2022.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

(d)Equity Compensation Plan Information.

Equity Compensation Plan Information

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	26,000	$9.63	—

Timberland Bancorp, Inc. 2014 Equity Incentive Plan:	245,125	23.88	396

Timberland Bancorp, Inc. 2019 Equity Incentive Plan:	150,800	24.70	196,700
Equity compensation plans not approved by security holders	—	—	—

Total	421,925	$23.30	197,096

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (3)
4.2	Description of Capital Stock of Timberland Bancorp, Inc. (4)
10.1	Employee Severance Compensation Plan, as revised (5)
10.2	Employee Stock Ownership Plan (6)
10.3	2003 Stock Option Plan (7)
10.7	Employment Agreement with Michael R. Sand (8)
10.8	Employment Agreement with Dean J. Brydon (9)
10.9	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (10)
10.10	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (11)
10.11	Form of Incentive Stock Option Agreement (12)
10.12	Form of Non-qualified Stock Option Agreement (12)
10.13	Form of Restricted Stock Grant Agreement (12)
14	Code of Ethics (13)
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
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
(4)Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended September 30, 2019.
(5)Incorporated by reference to the Registrant's Current Report on Form 8-K filed April 16, 2007.
(6)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(7)Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(8)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed on March 29, 2013.
(9)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 27, 2022.
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

TIMBERLAND BANCORP, INC.

Date: December 9, 2022	By:	/s/Michael R. Sand
Michael R. Sand
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Michael R. Sand	Chief Executive Officer and	December 9, 2022
Michael R. Sand	Director
(Principal Executive Officer)

/s/Jon C. Parker	Chairman of the Board	December 9, 2022
Jon C. Parker

/s/Dean J. Brydon	President and Chief Financial Officer	December 9, 2022
Dean J. Brydon	(Principal Financial and Accounting Officer)

/s/Parul Bhandari	Director	December 9, 2022
Parul Bhandari

/s/Andrea M. Clinton	Director	December 9, 2022
Andrea M. Clinton

/s/Kathy D. Leodler	Director	December 9, 2022
Kathy D. Leodler

/s/David A. Smith	Director	December 9, 2022
David A. Smith

/s/Michael J. Stoney	Director	December 9, 2022
Michael J. Stoney

/s/Kelly A. Suter	Director	December 9, 2022
Kelly A. Suter