Form 10-Q
period 2022-12-31
TIMBERLAND BANCORP INC
filed 2023-02-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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
Yes ___    No   _☒_

As of February 1, 2023, there were 8,222,197 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and September 30, 2022
(Dollars in thousands, except per share amounts)

	December 31, 2022	September 30, 2022
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$31,237	$24,808
Interest-bearing deposits in banks	193,659	291,947
Total cash and cash equivalents	224,896	316,755

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	23,392	22,894
Investment securities held to maturity, at amortized cost (estimated fair value of $263,978 and $249,783)	278,585	266,608
Investment securities available for sale, at fair value	55,841	41,415
Investments in equity securities, at fair value	837	835
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,194	2,194
Other investments, at cost	3,000	3,000
Loans held for sale	—	748
Loans receivable, net of allowance for loan losses of $14,229 and $13,703	1,172,559	1,132,426
Premises and equipment, net	21,703	21,898
Accrued interest receivable	5,508	4,483
Bank owned life insurance (“BOLI”)	22,962	22,806
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	880	948
Loan servicing rights, net	2,770	3,023
Operating lease right-of-use ("ROU") assets	1,912	1,980
Other assets	3,374	3,364
Total assets	$1,835,544	$1,860,508

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$494,370	$530,058
Interest-bearing	1,106,720	1,102,118
Total deposits	1,601,090	1,632,176

Operating lease liabilities	2,001	2,066
Other liabilities and accrued expenses	8,904	7,697
Total liabilities	$1,611,995	$1,641,939
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2022 and September 30, 2022
(Dollars in thousands, except per share amounts)

	December 31, 2022	September 30, 2022
	(Unaudited)	*
Commitments and contingent liabilities (see Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,231,197 shares issued and outstanding - December 31, 2022 8,221,952 shares issued and outstanding - September 30, 2022	38,878	38,751
Retained earnings	185,406	180,535
Accumulated other comprehensive income (loss)	(735)	(717)
Total shareholders’ equity	223,549	218,569
Total liabilities and shareholders’ equity	$1,835,544	$1,860,508
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2022 and 2021
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Interest and dividend income
Loans receivable and loans held for sale	$14,457	$12,622
Investment securities	2,214	405
Dividends from mutual funds, FHLB stock and other investments	51	27
Interest-bearing deposits in banks and CDs	2,390	288
Total interest and dividend income	19,112	13,342

Interest expense
Deposits	1,369	631
FHLB borrowings	—	15
Total interest expense	1,369	646

Net interest income	17,743	12,696

Provision for loan losses	525	—

Net interest income after provision for loan losses	17,218	12,696

Non-interest income
Net recoveries on investment securities	3	8
Service charges on deposits	947	913
ATM and debit card interchange transaction fees	1,251	1,277
BOLI net earnings	156	154
Gain on sales of loans, net	21	663
Escrow fees	30	78
Valuation recovery on loan servicing rights, net	—	119
Other, net	297	230
Total non-interest income, net	2,705	3,442

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2022 and 2021
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Non-interest expense
Salaries and employee benefits	$5,900	$5,171
Premises and equipment	924	928
Advertising	195	166
OREO and other repossessed assets, net	—	(18)
ATM and debit card interchange transaction fees	483	464
Postage and courier	121	136
State and local taxes	299	255
Professional fees	429	271
Federal Deposit Insurance Corporation ("FDIC") insurance	124	128
Loan administration and foreclosure	120	104
Data processing and telecommunications	789	613
Deposit operations	346	299
Amortization of CDI	68	79
Other	737	668
Total non-interest expense, net	10,535	9,264

Income before income taxes	9,388	6,874

Provision for income taxes	1,881	1,389

Net income	$7,507	$5,485

Net income per common share
Basic	$0.91	$0.66
Diluted	$0.90	$0.65

Weighted average common shares outstanding
Basic	8,232,273	8,356,066
Diluted	8,318,733	8,448,900

Dividends paid per common share	$0.32	$0.21

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Comprehensive income
Net income	$7,507	$5,485
Other comprehensive loss
Unrealized holding loss on investment securities available for sale, net of income tax benefits of $(5) and $(5), respectively	(19)	(18)
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0 and $0, respectively	1	1
Total other comprehensive loss, net of income taxes	(18)	(17)

Total comprehensive income	$7,489	$5,468

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2022 and 2021
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2021	8,355,469	$42,673	$164,167	$59	$206,899
Net income	—	—	5,485	—	5,485
Other comprehensive loss	—	—	—	(17)	(17)
Repurchase of common stock	(15,548)	(433)	—	—	(433)
Exercise of stock options	8,900	130	—	—	130
Common stock dividends ($0.21 per common share)	—	—	(1,755)	—	(1,755)
Stock option compensation expense	—	66	—	—	66
Balance, December 31, 2021	8,348,821	$42,436	$167,897	$42	$210,375

Balance, September 30, 2022	8,221,952	$38,751	$180,535	$(717)	$218,569
Net income	—	—	7,507	—	7,507
Other comprehensive loss	—	—	—	(18)	(18)
Repurchase of common stock	(10,570)	(348)	—	—	(348)
Exercise of stock options	19,815	397	—	—	397
Common stock dividends ($0.32 per common share)	—	—	(2,636)	—	(2,636)
Stock option compensation expense	—	78	—	—	78
Balance, December 31, 2022	8,231,197	$38,878	$185,406	$(735)	$223,549

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$7,507	$5,485
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	525	—
Depreciation	338	358
Deferred income taxes	—	266
Accretion of discount on purchased loans	(28)	(57)
Amortization of CDI	68	79
Stock option compensation expense	78	66
Net recoveries on investment securities	(3)	(8)
Change in fair value of investments in equity securities	(2)	9
Amortization (accretion) of discounts and premiums on securities	(298)	101
Gain on sales of loans, net	(21)	(663)
Loans originated for sale	(389)	(22,379)
Proceeds from sales of loans	1,158	22,559
Amortization of loan servicing rights	263	299
Valuation recovery on loan servicing rights, net	—	(119)
BOLI net earnings	(156)	(154)
Increase (decrease) in deferred loan origination fees	211	(604)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	170	(978)
Net cash provided by operating activities	9,421	4,260

Cash flows from investing activities
Net (increase) decrease in CDs held for investment	(498)	3,834
Purchase of investment securities held to maturity	(14,317)	(48,486)
Purchase of investment securities available for sale	(16,993)	—
Proceeds from maturities and prepayments of investment securities held to maturity	2,626	2,995
Proceeds from maturities and prepayments of investment securities available for sale	2,559	6,502
Increase in loans receivable, net	(40,841)	(24,892)
Purchases of premises and equipment	(143)	(99)
Net cash used in investing activities	(67,607)	(60,146)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2022 and 2021
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2022	2021
Cash flows from financing activities
Net increase (decrease) in deposits	$(31,086)	$36,076
Proceeds from exercise of stock options	397	130
Repurchase of common stock	(348)	(433)
Payment of dividends	(2,636)	(1,755)
Net cash provided by (used in) financing activities	(33,673)	34,018

Net decrease in cash and cash equivalents	(91,859)	(21,868)
Cash and cash equivalents
Beginning of period	316,755	580,196
End of period	$224,896	$558,328

Supplemental disclosure of cash flow information
Interest paid	$1,180	$656

Supplemental disclosure of non-cash investing activities
Other comprehensive loss related to investment securities	$(18)	$(17)

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 (“2022 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2023.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2022 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2022 and September 30, 2022 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2022
Held to maturity
U.S. Treasury and U.S. government agency securities	$170,913	$92	$(10,616)	$160,389
Mortgage-backed securities ("MBS"):
U.S. government agencies	55,517	231	(2,240)	53,508
Private label residential	49,563	272	(2,258)	47,577
Taxable municipal securities	2,092	—	(58)	2,034
Bank issued trust preferred securities	500	—	(30)	470
Total	$278,585	$595	$(15,202)	$263,978

Available for sale
MBS: U.S. government agencies	$56,759	$445	$(1,363)	$55,841
Total	$56,759	$445	$(1,363)	$55,841

September 30, 2022
Held to maturity
U.S. Treasury and U.S. government agency securities	$170,676	$11	$(12,109)	$158,578
MBS:
U.S. government agencies	43,995	4	(2,486)	41,513
Private label residential	49,335	245	(2,392)	47,188
Taxable municipal securities	2,102	—	(67)	2,035
Bank issued trust preferred securities	500	—	(31)	469
Total	$266,608	$260	$(17,085)	$249,783

Available for sale
MBS: U.S. government agencies	$42,309	$—	$(894)	$41,415
Total	$42,309	$—	$(894)	$41,415

Held to maturity and available for sale investment securities with unrealized losses were as follows as of December 31, 2022 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$71,681	$(2,552)	7	$79,151	$(8,064)	19	$150,832	$(10,616)
MBS:
U.S. government agencies	30,377	(1,175)	52	5,400	(1,065)	7	35,777	(2,240)
Private label residential	28,489	(1,043)	24	16,897	(1,215)	11	45,386	(2,258)
Taxable municipal securities	2,034	(58)	1	—	—	—	2,034	(58)
Bank issued trust preferred securities	—	—	—	470	(30)	1	470	(30)
Total	$132,581	$(4,828)	84	$101,918	$(10,374)	38	$234,499	$(15,202)

Available for sale
MBS: U.S. government agencies	$22,696	$(630)	15	$15,248	$(733)	13	$37,944	$(1,363)
Total	$22,696	$(630)	15	$15,248	$(733)	13	$37,944	$(1,363)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2022 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$115,504	$(7,224)	17	$33,638	$(4,885)	9	$149,142	$(12,109)
MBS:
U.S. government agencies	35,896	(1,449)	54	5,306	(1,037)	5	41,202	(2,486)
Private label residential	35,447	(2,166)	27	8,708	(226)	6	44,155	(2,392)
Taxable municipal securities	2,035	(67)	1	—	—	—	2,035	(67)
Bank issued trust preferred securities	469	(31)	1	—	—	—	469	(31)
Total	$189,351	$(10,937)	100	$47,652	$(6,148)	20	$237,003	$(17,085)

Available for sale
MBS: U.S. government agencies	$25,170	$(292)	16	$15,705	$(602)	13	$40,875	$(894)
Total	$25,170	$(292)	16	$15,705	$(602)	13	$40,875	$(894)

The Company has evaluated the investment securities in the above tables and has determined that the declines in their fair value are temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Further, as of December 31, 2022, management does not have the intent to sell any of the securities classified as available for sale for which the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of December 31, 2022 and 2021:

	Range		Weighted
	Minimum	Maximum	Average
December 31, 2022
Constant prepayment rate	6.00%	15.00%	8.87%
Collateral default rate	—%	14.64%	9.06%
Loss severity rate	—%	7.76%	2.94%

December 31, 2021
Constant prepayment rate	6.00%	15.00%	12.50%
Collateral default rate	1.56%	22.67%	12.14%
Loss severity rate	—%	13.95%	3.30%

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended December 31,
	2022	2021
Beginning balance of credit loss	$836	$853
Additions (subtractions):
Net realized gain (losses) previously recorded as credit losses	(7)	1
Recovery of prior credit loss	(3)	(4)
Ending balance of credit loss	$826	$850

During the three months ended December 31, 2022, the Company recorded a $7,000 net realized loss on 14 held to maturity investment securities. During the three months ended December 31, 2021, the Company recorded a $3,000 net realized loss (as a result of investment securities being deemed worthless) on 15 held to maturity investment securities, all of which had been recognized previously as a credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $160.19 million and $133.82 million at December 31, 2022 and September 30, 2022, respectively.

The contractual maturities of debt securities at December 31, 2022 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$6,010	$5,877	$—	$—
Due after one year to five years	161,301	153,803	2,913	2,895
Due after five years to ten years	36,374	32,672	8,439	8,313
Due after ten years	74,900	71,626	45,408	44,633
Total	$278,585	$263,978	$56,760	$55,841

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

As of December 31, 2022, management believes that there have been no events or changes in the circumstances since May 31, 2022 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or any decreases in the Company's stock price and market capitalization were deemed other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition. The recorded amount of goodwill at December 31, 2022 and September 30, 2022 remained unchanged at $15.13 million.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2022, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at December 31, 2022 and September 30, 2022 (dollars in thousands):

	December 31, 2022		September 30, 2022
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$200,285	15.4%	$176,116	14.1%
Multi-family	96,831	7.4	95,025	7.6
Commercial	542,571	41.6	536,650	42.8
Construction - custom and owner/builder	117,592	9.0	119,240	9.5
Construction - speculative one- to four-family	11,220	0.9	12,254	1.0
Construction - commercial	36,825	2.8	40,364	3.2
Construction - multi-family	89,040	6.8	64,480	5.1
Construction - land development	17,015	1.3	19,280	1.5
Land	25,872	2.0	26,854	2.1
Total mortgage loans	1,137,251	87.2	1,090,263	86.9

Consumer loans:
Home equity and second mortgage	35,967	2.8	35,187	2.8
Other	2,482	0.2	2,128	0.2
Total consumer loans	38,449	3.0	37,315	3.0

Commercial loans:
Commercial business	127,085	9.8	125,039	10.0
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	631	—	1,001	0.1
Total commercial loans	127,716	9.8%	126,040	10.1

Total loans receivable	1,303,416	100.0%	1,253,618	100.0%
Less:
Undisbursed portion of construction loans in process	112,096		103,168
Deferred loan origination fees, net	4,532		4,321
Allowance for loan losses	14,229		13,703
Subtotal	130,857		121,192
Loans receivable, net	$1,172,559		$1,132,426
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $0 and $748 at December 31, 2022 and September 30, 2022, respectively.

Loans receivable at December 31, 2022 and September 30, 2022 are reported net of unamortized discounts totaling $239,000 and $267,000, respectively.

Allowance for Loan Losses

The following tables set forth information for the three months ended December 31, 2022 and 2021 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2022
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,658	$230	$—	$—	$1,888
Multi-family	855	16	—	—	871
Commercial	6,682	112	—	—	6,794
Construction – custom and owner/builder	675	(2)	—	—	673
Construction – speculative one- to four-family	130	(5)	—	—	125
Construction – commercial	343	(20)	—	—	323
Construction – multi-family	447	130	—	—	577
Construction – land development	233	(11)	—	—	222
Land	397	(14)	—	—	383
Consumer loans:
Home equity and second mortgage	440	53	—	—	493
Other	42	4	—	1	47
Commercial business loans	1,801	32	—	—	1,833
Total	$13,703	$525	$—	$1	$14,229

	Three Months Ended December 31, 2021
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,154	$83	$—	$—	$1,237
Multi-family	765	(17)	—	—	748
Commercial	6,813	(6)	—	—	6,807
Construction – custom and owner/builder	644	27	—	—	671
Construction – speculative one- to four-family	188	(35)	—	—	153
Construction – commercial	784	(191)	—	—	593
Construction – multi-family	436	24	—	—	460
Construction – land development	124	33	—	—	157
Land	470	(35)	—	—	435
Consumer loans:
Home equity and second mortgage	528	4	—	—	532
Other	50	(1)	(1)	—	48
Commercial business loans	1,513	114	—	—	1,627
Total	$13,469	$—	$(1)	$—	$13,468

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at December 31, 2022 and September 30, 2022 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
December 31, 2022
Mortgage loans:
One- to four-family	$—	$1,888	$1,888	$383	$199,902	$200,285
Multi-family	—	871	871	—	96,831	96,831
Commercial	—	6,794	6,794	2,980	539,591	542,571
Construction – custom and owner/builder	—	673	673	—	66,840	66,840
Construction – speculative one- to four-family	—	125	125	—	8,032	8,032
Construction – commercial	—	323	323	—	27,432	27,432
Construction – multi-family	—	577	577	—	44,374	44,374
Construction – land development	—	222	222	—	12,918	12,918
Land	—	383	383	425	25,447	25,872
Consumer loans:
Home equity and second mortgage	—	493	493	405	35,562	35,967
Other	—	47	47	2	2,480	2,482
Commercial business loans	127	1,706	1,833	304	126,781	127,085
SBA PPP loans	—	—	—	—	631	631
Total	$127	$14,102	$14,229	$4,499	$1,186,821	$1,191,320

September 30, 2022
Mortgage loans:
One- to four-family	$—	$1,658	$1,658	$388	$175,728	$176,116
Multi-family	—	855	855	—	95,025	95,025
Commercial	—	6,682	6,682	2,988	533,662	536,650
Construction – custom and owner/builder	—	675	675	—	67,091	67,091
Construction – speculative one- to four-family	—	130	130	—	8,364	8,364
Construction – commercial	—	343	343	—	29,059	29,059
Construction – multi-family	—	447	447	—	34,354	34,354
Construction – land development	—	233	233	—	13,582	13,582
Land	—	397	397	450	26,404	26,854
Consumer loans:
Home equity and second mortgage	—	440	440	394	34,793	35,187
Other	—	42	42	3	2,125	2,128
Commercial business loans	127	1,674	1,801	309	124,730	125,039
SBA PPP loans	—	—	—	—	1,001	1,001
Total	$127	$13,576	$13,703	$4,532	$1,145,918	$1,150,450

The following tables present an analysis of loans by aging category and portfolio segment at December 31, 2022 and September 30, 2022 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2022
Mortgage loans:
One- to four-family	$—	$—	$383	$—	$383	$199,902	$200,285
Multi-family	—	—	—	—	—	96,831	96,831
Commercial	209	—	658	—	867	541,704	542,571
Construction – custom and owner/builder	—	—	—	—	—	66,840	66,840
Construction – speculative one- to four-family	—	—	—	—	—	8,032	8,032
Construction – commercial	—	—	—	—	—	27,432	27,432
Construction – multi-family	—	—	—	—	—	44,374	44,374
Construction – land development	—	—	—	—	—	12,918	12,918
Land	—	—	425	—	425	25,447	25,872
Consumer loans:
Home equity and second mortgage	—	—	263	—	263	35,704	35,967
Other	—	—	2	—	2	2,480	2,482
Commercial business loans	9	—	304	—	313	126,772	127,085
SBA PPP loans	—	—	—	—	—	631	631
Total	$218	$—	$2,035	$—	$2,253	$1,189,067	$1,191,320

September 30, 2022
Mortgage loans:
One- to four-family	$—	$—	$388	$—	$388	$175,728	$176,116
Multi-family	—	—	—	—	—	95,025	95,025
Commercial	—	—	657	—	657	535,993	536,650
Construction – custom and owner/builder	—	—	—	—	—	67,091	67,091
Construction – speculative one- to four-family	—	—	—	—	—	8,364	8,364
Construction – commercial	—	—	—	—	—	29,059	29,059
Construction – multi-family	—	—	—	—	—	34,354	34,354
Construction – land development	—	—	—	—	—	13,582	13,582
Land	—	—	450	—	450	26,404	26,854
Consumer loans:
Home equity and second mortgage	37	—	252	—	289	34,898	35,187
Other	—	—	3	—	3	2,125	2,128
Commercial business loans	—	—	309	—	309	124,730	125,039
SBA PPP loans	—	—	—	—	—	1,001	1,001
Total	$37	$—	$2,059	$—	$2,096	$1,148,354	$1,150,450
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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At December 31, 2022 and September 30, 2022, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2022 and September 30, 2022, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at December 31, 2022 and September 30, 2022 (dollars in thousands):

	Loan Grades
December 31, 2022	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$199,864	$36	$—	$385	$200,285
Multi-family	96,831	—	—	—	96,831
Commercial	528,906	7,925	233	5,507	542,571
Construction – custom and owner/builder	64,708	2,132	—	—	66,840
Construction – speculative one- to four-family	8,032	—	—	—	8,032
Construction – commercial	27,432	—	—	—	27,432
Construction – multi-family	44,374	—	—	—	44,374
Construction – land development	12,896	—	—	22	12,918
Land	24,932	515	—	425	25,872
Consumer loans:
Home equity and second mortgage	35,465	32	—	470	35,967
Other	2,419	61	—	2	2,482
Commercial business loans	126,764	—	—	321	127,085
SBA PPP loans	631	—	—	—	631
Total	$1,173,254	$10,701	$233	$7,132	$1,191,320

September 30, 2022
Mortgage loans:
One- to four-family	$175,687	$38	$—	$391	$176,116
Multi-family	95,025	—	—	—	95,025
Commercial	522,741	7,940	237	5,732	536,650
Construction – custom and owner/builder	65,249	1,842	—	—	67,091
Construction – speculative one- to four-family	8,364	—	—	—	8,364
Construction – commercial	29,059	—	—	—	29,059
Construction – multi-family	34,354	—	—	—	34,354
Construction – land development	13,557	—	—	25	13,582
Land	25,882	522	—	450	26,854
Consumer loans:
Home equity and second mortgage	34,709	19	—	459	35,187
Other	2,063	62	—	3	2,128
Commercial business loans	124,712	—	—	327	125,039
SBA PPP loans	1,001	—	—	—	1,001
Total	$1,132,403	$10,423	$237	$7,387	$1,150,450

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

The following table is a summary of information related to impaired loans by portfolio segment as of December 31, 2022 and for the three months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Year to Date ("YTD") Average Recorded Investment (1)	YTD Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (1)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$383	$427	$—	$386	$7	$7
Commercial	2,980	2,980	—	2,984	33	42
Land	425	425	—	438	—	—
Consumer loans:
Home equity and second mortgage	405	405	—	400	2	3
Other	2	2	—	3	—	—
Commercial business loans	55	103	—	57	—	—
Subtotal	4,250	4,342	—	4,268	42	52

With an allowance recorded:
Commercial business loans	249	249	127	249	—	—
Subtotal	249	249	127	249	—	—

Total:
Mortgage loans:
One- to four-family	383	427	—	386	7	7
Commercial	2,980	2,980	—	2,984	33	42
Land	425	425	—	438	—	—
Consumer loans:
Home equity and second mortgage	405	405	—	400	2	3
Other	2	2	—	3	—	—
Commercial business loans	304	352	127	306	—	—
Total	$4,499	$4,591	$127	$4,517	$42	$52
______________________________________________
(1)For the three months ended December 31, 2022.

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
Total
Mortgage loans:
One- to four-family	388	432	—	470	31	31
Commercial	2,988	2,988	—	3,041	152	123
Land	450	450	—	492	—	—
Consumer loans:
Home equity and second mortgage	394	394	—	581	6	5
Other	3	3	—	7	—	—
Commercial business loans	309	358	127	389	—	—
Total	$4,532	$4,625	$127	$4,980	$189	$159
_____________________________________________
(1) For the year ended September 30, 2022.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $2.58 million and $2.62 million in TDRs included in impaired loans at December 31, 2022 and September 30, 2022, respectively, and had no commitments at these dates to lend additional funds on these loans.  There was no allowance for loan losses allocated to TDRs at December 31, 2022 and September 30, 2022. There were no TDRs for which there was a payment default within the first 12 months of the modification during the three months ended December 31, 2022.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of December 31, 2022 and September 30, 2022 (dollars in thousands):

	December 31, 2022
	Accruing	Non- Accrual	Total
Mortgage loans:
Commercial	$2,322	$—	$2,322
Land	—	63	63
Consumer loans:
Home equity and second mortgage	141	53	194
Total	$2,463	$116	$2,579

	September 30, 2022
	Accruing	Non- Accrual	Total
Mortgage loans:
Commercial	$2,330	$—	$2,330
Land	—	88	88
Consumer loans:
Home equity and second mortgage	142	55	197
Total	$2,472	$143	$2,615

There were no new TDRs recognized during the three months ended December 31, 2022. There was one new TDR recognized during the year ended September 30, 2022. The following table sets forth information with respect to the Company's TDR, by portfolio segment, during the year ended September 30, 2022:

September 30, 2022	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Home equity and second mortgage loan (1)	1	$136	$145	$142
Total	1	$136	$145	$142
(1) Modification was a result of an increase in principal balance and a reduction in interest rate and monthly payment.

(5) LEASES

At December 31, 2022, the Company has operating leases for two retail bank branch offices. The Company's leases have remaining lease terms of four to nine years, both of which include options to extend the leases for up to five years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU assets and liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three months ended December 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended December 31,
Lease cost:	2022	2021
Operating lease cost	$88	$94
Short-term lease cost	—	—
Total lease cost	$88	$94

The following tables provide supplemental information related to operating leases at or for the three months ended December 31, 2022 and year ended September 30, 2022 (dollars in thousands):

	At or For the Three Months Ended December 31 , 2022	At or For the Year Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$77	$342
Weighted average remaining lease term-operating leases	7.5 years	7.7 years
Weighted average discount rate-operating leases	2.25%	2.25%

The Company's leases typically do not contain a discount rate implicit in the lease contracts. As an alternative, the weighted average discount rate used to estimate the present value of future lease payments in calculating the value of the ROU asset and liability was determined by utilizing the FHLB fixed-rate credit advance borrowing rate for the term correlating to the remaining term of each lease.

Maturities of operating lease liabilities at December 31, 2022 for future fiscal years are as follows (dollars in thousands):

Remainder of 2023	$233
2024	313
2025	317
2026	284
2027	219
Thereafter	819
Total lease payments	2,185
Less imputed interest	184
Total	$2,001

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

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2022 and 2021 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2022	2021
Basic net income per common share computation
Numerator – net income	$7,507	$5,485

Denominator – weighted average common shares outstanding	8,232,273	8,356,066

Basic net income per common share	$0.91	$0.66

Diluted net income per common share computation
Numerator – net income	$7,507	$5,485

Denominator – weighted average common shares outstanding	8,232,273	8,356,066
Effect of dilutive stock options (1)	86,460	92,834
Weighted average common shares outstanding - assuming dilution	8,318,733	8,448,900

Diluted net income per common share	$0.90	$0.65
____________________________________________
(1) For the three months ended December 31, 2022 and 2021, average options to purchase 182,000 and 210,052 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share, because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three months ended December 31, 2022 and 2021 are as follows (dollars in thousands):

	Three Months Ended December 31, 2022
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(706)	$(11)	$(717)
Other comprehensive income (loss)	(19)	1	(18)
Balance of AOCI at the end of period	$(725)	$(10)	$(735)

	Three Months Ended December 31, 2021
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$75	$(16)	$59
Other comprehensive income (loss)	(18)	1	(17)
Balance of AOCI at the end of period	$57	$(15)	$42

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees, including officers, and 50,000 shares are reserved to be awarded to directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At December 31, 2022, there were 2,196 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At December 31 2022, there were 196,700 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

At both December 31, 2022 and 2021, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the three months ended December 31, 2022 and 2021.

Stock option activity for the three months ended December 31, 2022 and 2021 is summarized as follows:

	Three Months Ended December 31, 2022		Three Months Ended December 31, 2021
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	421,925	$23.30	406,815	$21.62
Exercised	(19,815)	20.01	(8,900)	14.63
Granted	—	—	1,000	27.25
Forfeited	(1,800)	29.68	(11,594)	25.28
Options outstanding, end of period	400,310	$23.43	387,321	$21.70

The fair value of stock options is determined using the Black-Scholes valuation model.

There were no options granted during the three months ended December 31, 2022.

The aggregate intrinsic value of options exercised during the three months ended December 31, 2022 and 2021 was $244,000 and $123,000, respectively.

At December 31, 2022, there were 191,710 unvested options with an aggregate grant date fair value of $1.08 million, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2022 was $1.61 million.  There were 200 options vested during the three months ended December 31, 2022 with a total fair value of $652.

At December 31, 2021, there were 176,670 unvested options with an aggregate grant date fair value of $844,000. There were 200 options that vested during the three months ended December 31, 2021 with a total fair value of $1,000.

Additional information regarding options outstanding at December 31, 2022 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
9.00			14,000	$9.00	0.8	14,000	$9.00	0.8
10.26	-	10.71	47,000	10.56	2.2	47,000	10.56	2.2
15.67	-	19.13	77,700	16.53	6.6	40,410	16.18	5.4
26.50	-	27.40	110,660	27.31	8.7	22,180	27.14	6.8
28.23	-	29.69	115,950	28.78	7.2	57,150	29.35	5.7
31.80			35,000	31.80	5.8	27,860	31.80	5.8
			400,310	$23.43	6.6	208,600	$21.29	4.6

The aggregate intrinsic value of options outstanding at December 31, 2022 and 2021 was $4.28 million and $2.62 million, respectively.

As of December 31, 2022, unrecognized compensation cost related to unvested stock options was $1.04 million, which is expected to be recognized over a weighted average life of 2.42 years.

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

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2022 and September 30, 2022. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2022 and September 30, 2022 were as follows (dollars in thousands):

December 31, 2022	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$55,841	$—	$55,841
Investments in equity securities
Mutual funds	837	—	—	837
Total	$837	$55,841	$—	$56,678

September 30, 2022	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$41,415	$—	$41,415
Investments in equity securities
Mutual funds	835	—	—	835
Total	$835	$41,415	$—	$42,250

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2022 and the year ended September 30, 2022.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2022 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Commercial business loans	$—	$—	$122
Total	$—	$—	$122

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2022 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)
Impaired loans	$122	Market approach	Appraised value less estimated selling costs

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

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of September 30, 2022 (dollars in thousands):

	Estimated Fair Value	Valuation Technique(s)	Unobservable Input(s)
Impaired loans	$123	Market approach	Appraised value less estimated selling costs

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a representative fair value for these types of items as of December 31, 2022 and September 30, 2022. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with GAAP, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of December 31, 2022 and September 30, 2022 (dollars in thousands):

	December 31, 2022
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$224,896	$224,896	$224,896	$—	$—
CDs held for investment	23,392	23,108	23,108	—	—
Investment securities	334,426	319,819	160,390	159,429	—
Investments in equity securities	837	837	837	—	—
FHLB stock	2,194	2,194	2,194	—	—
Other investments	3,000	3,000	3,000	—	—
Loans receivable, net	1,172,559	1,134,291	—	—	1,134,291
Accrued interest receivable	5,508	5,508	5,508	—	—

Financial liabilities
Certificates of deposit	152,821	151,441	—	—	151,441
Accrued interest payable	297	297	297	—	—

	September 30, 2022
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$316,755	$316,755	$316,755	$—	$—
CDs held for investment	22,894	22,519	22,519	—	—
Investment securities	308,023	291,198	158,578	132,620	—
Investments in equity securities	835	835	835	—	—
FHLB stock	2,194	2,194	2,194	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	748	758	758	—	—
Loans receivable, net	1,132,426	1,124,579	—	—	1,124,579
Accrued interest receivable	4,483	4,483	4,483	—	—

Financial liabilities
Certificates of deposit	122,584	120,807	—	—	120,807
Accrued interest payable	108	108	108	—	—

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity has to perform procedures to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The adoption ASU 2017-04 is not expected to have a material impact on the Company's future consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2024. The Company has not adopted ASU 2020-04 as of December 31, 2022. The adoption of ASU 2020-04 is not expected to have a material impact on the Company's future consolidated financial statements.

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

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606') applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended December 31, 2022, the Company recognized $947,000 in service charges on deposits, $1.25 million in ATM and debit card interchange transaction fees, $30,000 in escrow fees, and $30,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the three months ended December 31, 2021, the Company recognized $913,000 in service charges on deposits, $1.28 million in ATM and debit card interchange transaction fees, $78,000 in escrow fees, and $2,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

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

(12) COMMITMENTS AND CONTINGENT LIABILITIES

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

A summary of the Company's commitments at December 31, 2022 and 2021 are listed below (in thousands):

	December 31, 2022	December 31, 2021
Undisbursed portion of construction loans in process (see Note 4)	$112,096	$106,009
Undisbursed lines of credit	133,932	129,456
Commitments to extend credit	14,126	14,205
	$260,154	$249,670

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $320,000 and $362,000 at December 31, 2022 and 2021, respectively. These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

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

Timberland Bancorp has entered into employment contracts with certain key employees, which provide for contingent payment subject to future events.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2022.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia's invasion of Ukraine, as well as increasing prices and supply chain disruptions, and any governmental or societal responses to new variants of the novel coronavirus disease 2019 ("COVID-19"); credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; transition away from the London Interbank Offered Rate ("LIBOR") toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules and including changes as a result of COVID-19; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans in our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; the quality and composition of our securities portfolio and the impact if any adverse changes in the securities markets, including on market liquidity; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism. and other external events on our business; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2022 Form 10-K.

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements that we make are based upon management’s beliefs and assumptions at the time that they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur, and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal year 2023 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of us, and could negatively affect the Company’s consolidated financial condition and results of operations as well as its stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 offices (including its main office in Hoquiam). At December 31, 2022, the Company had total assets of $1.84 billion, net loans receivable of $1.17 billion, total deposits of $1.60 billion and total shareholders’ equity of $223.55 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) loan losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount that the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, the interest earned on those assets, the volume and mix of interest-

bearing liabilities and the interest paid on those interest-bearing liabilities. Management attempts to maintain a net interest margin placing it within the top quartile of its Washington State peers.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and non-interest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, in response to inflation, the FOMC of the Federal Reserve has increased the target range for the federal funds rate by 425 basis points, including 125 basis points during the fourth calendar quarter of 2022, to a range of 4.25% to 4.50% as of December 31, 2022. As it seeks to control inflation without creating a recession, the FOMC has indicated further increases are expected during calendar 2023.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company recorded a $525,000 provision for loan losses for the three months ended December 31, 2022 primarily due to loan portfolio growth. There was no provision for loan losses for the three months ended December 31, 2021.

Net income is also affected by non-interest income and non-interest expense.  For the three months ended December 31, 2022, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, OREO and other repossessed asset expenses, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

Results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Policies and Estimates

The Company has identified several accounting policies that as a result of judgments, estimates and assumptions inherent in those policies, are critical to an understanding of the Company’s Consolidated Financial Statements. Critical accounting policies and estimates are discussed in the Company’s 2022 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies and Estimates.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2022 Form 10-K.

Comparison of Financial Condition at December 31, 2022 and September 30, 2022

The Company’s total assets decreased by $24.96 million, or 1.3%, to $1.84 billion at December 31, 2022 from $1.86 billion at September 30, 2022.  The decrease in total assets was primarily due to a decrease in total cash and cash equivalents, which was partially offset by increases in loans receivable and investment securities. Cash and cash equivalents were also used to fund the decrease in total deposits.

Net loans receivable increased by $40.13 million, or 3.5%, to $1.17 billion at December 31, 2022 from $1.13 billion at September 30, 2022, primarily due to increases in one- to four-family loans, multi-family construction loans, commercial real estate loans and smaller increases in several other loan categories. These increases to net loans receivable were partially offset by an increase in the undisbursed portion of construction loans in process, and smaller decreases in several other loan categories.

Total deposits decreased by $31.09 million, or 1.9%, to $1.60 billion at December 31, 2022 from $1.63 billion at September 30, 2022, primarily due to decreases in non-interest bearing account balances, NOW checking account balances, money market account balances, and savings account balances. These increases were partially offset by increases in certificates of deposit account balances.

Shareholders’ equity increased by $4.98 million, or 2.3%, to $223.55 million at December 31, 2022 from $218.57 million at September 30, 2022.  The increase in shareholders' equity was due to net income and proceeds from stock options exercised and was partially offset by the payment of dividends to common shareholders and the repurchase of common stock.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $91.36 million, or 26.9%, to $248.29 million at December 31, 2022 from $339.65 million at September 30, 2022. The decrease was primarily a result of deploying overnight liquidity into higher-earning loan originations and investment securities, as well as to fund deposit withdrawals.

Investment Securities:  Investment securities (including investments in equity securities) increased by $26.41 million, or 8.6%, to $335.26 million at December 31, 2022 from $308.86 million at September 30, 2022. This increase was primarily due to the purchase of additional U.S. government agency securities and mortgage-backed investment securities during the three months ended December 31, 2022, as the Company placed a portion of its excess overnight liquidity into higher-earning investment securities during the period. These increases were partially offset by maturities, prepayments and scheduled amortization of other investment securities. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock was $2.19 million at December 31, 2022 and September 30, 2022.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both December 31, 2022 and September 30, 2022. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $40.13 million, or 3.5%, to $1.17 billion at December 31, 2022 from $1.13 billion at September 30, 2022.  The increase was primarily due to a $24.17 million increase in one- to four- family loans, a $24.56 million increase in multi-family construction loans, a $5.92 million increase in commercial real estate loans and smaller increases in other categories. These increases were partially offset by a $8.93 million increase in the undisbursed portion of construction loans in process, and smaller decreases in several other categories.

Loan originations decreased by $74.93 million, or 42.4%, to $101.67 million for the three months ended December 31, 2022 from $176.60 million for the three months ended December 31, 2021.  The decrease in loan originations was primarily due to a decrease in the amount of commercial real estate and one- to four-family loans originated. The decrease was partially offset by increases in multi-family loan originations. The Company generally sells longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. Sales of fixed-rate one- to four-family mortgage loans decreased by $21.4 million, or 94.9%, to $1.16 million for the three months ended December 31, 2022 from $22.56 million for the three months ended December 31, 2021, primarily due to decreased refinance activity for one- to four-family loans due to rising interest rates, declining homes sales and a decision to keep more single family loans originated during the quarter in the portfolio.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $195,000, or 0.9%, to $21.70 million at December 31, 2022 from $21.90 million at September 30, 2022.  This decrease was primarily due to scheduled depreciation.

OREO (Other Real Estate Owned):.  At December 31, 2022 and September 30, 2022, total OREO and other repossessed assets consisted of two land parcels with no recorded value.

BOLI (Bank Owned Life Insurance): BOLI increased by $156,000 or 0.7%, to $22.96 million at December 31, 2022 from $22.81 million at September 30, 2022. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both December 31, 2022 and September 30, 2022. CDI decreased by $68,000, or 7.2%, to $880,000 million at December 31, 2022 from $948,000 at September 30, 2022 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loan Servicing Rights, Net: Loan servicing rights, net decreased by $253,000, or 8.4%, to $2.77 million at December 31, 2022 from $3.02 million at September 30, 2022, primarily due to the amortization of servicing rights. The principal amount of loans serviced for Freddie Mac and the SBA decreased by $12.46 million to $422.75 million at December 31, 2022 from $410.29 million at September 30, 2022.

Deposits: Deposits decreased by $31.09 million, or 1.9%, to $1.60 billion at December 31, 2022 from $1.63 billion at September 30, 2022. The decrease was primarily due to a $35.69 million decrease in non-interest bearing account balances, an $18.89 million decrease in money market account balances, a $3.71 million decrease in savings account balances and a $3.04 million decrease in NOW checking account balances. These decreases were partially offset by a $30.24 million increase in certificates of deposit account balances.

Deposits consisted of the following at December 31, 2022 and September 30, 2022 (dollars in thousands):

	December 31, 2022		September 30, 2022
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$494,370	30.9%	$530,058	32.5%
NOW checking	434,832	27.2	447,779	27.5
NOW checking - reciprocal	9,910	0.6	—	—
Savings	279,514	17.5	283,219	17.4
Money market	224,896	14.0	243,919	14.9
Money market - reciprocal	4,747	0.3	4,617	0.3
Certificates of deposit under $250	110,897	6.9	100,754	6.1
Certificates of deposit $250 and over	41,924	2.6	21,830	1.3
Total	$1,601,090	100.0%	$1,632,176	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. There were no FHLB borrowings outstanding at December 31, 2022 and September 30, 2022.

Shareholders’ Equity:  Total shareholders’ equity increased by $4.98 million, or 2.3%, to $223.55 million at December 31, 2022 from $218.57 million at September 30, 2022.  The increase was primarily due to net income of $7.51 million for the three months ended December 31, 2022 and $397,000 from the exercise of stock options, which was partially offset by dividend payments to common shareholders of $2.64 million, and the repurchase of 10,570 shares of the Company's common stock for $348,000 (an average price of $32.88 per share).

Asset Quality: The non-performing assets to total assets ratio was 0.12% at December 31, 2022 and September 30, 2022. Total non-performing assets decreased by $32,000, or 1.5%, to $2.13 million at December 31, 2022 from $2.17 million at September 30, 2022. The decrease in non-performing assets was due to a $24,000 decrease in non-accrual loans and a $8,000 decrease in non-accrual investment securities.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2022 and September 30, 2022 (dollars in thousands):

	December 31, 2022	September 30, 2022
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$383	$388
Commercial	658	657
Land	425	450
Consumer loans:
Home equity and second mortgage	263	255
Other	2	—
Commercial business loans	304	309
Total loans accounted for on a non-accrual basis	2,035	2,059

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days past due loans	2,035	2,059

Non-accrual investment securities	98	106
Total non-performing assets (2)	$2,133	$2,165

TDRs on accrual status (3)	$2,463	$2,472

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.17%	0.18%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.11%	0.11%

Non-performing assets as a percentage of total assets	0.12%	0.12%

Loans receivable (4)	$1,186,788	$1,146,129

Total assets	$1,835,544	$1,860,508
___________________________________
(1) As of December 31, 2022 and September 30, 2022, there were no one- to four-family properties in the process of foreclosure.
(2) Does not include TDRs on accrual status.
(3) Does not include TDRs totaling $116 and $142 reported as non-accrual loans at December 31, 2022 and September 30, 2022, respectively.
(4)  Does not include loans held for sale, and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three Months Ended December 31, 2022 and 2021

Net income increased by $2.02 million, or 36.9%, to $7.51 million for the quarter ended December 31, 2022 from $5.49 million for the quarter ended December 31, 2021. Net income per diluted common share increased by $0.25, or 38.5%, to $0.90 for the quarter ended December 31, 2022 from $0.65 for the quarter ended December 31, 2021. The increases in net income and net income per diluted common share for the three months ended December 31, 2022 were primarily due to a $5.05 million increase in net interest income. This increase was partially offset by a $1.27 million increase in non-interest expense, a $737,000 decrease in non-interest income, a $525,000 increase in the provision for loans losses and a $492,000 increase in the provision for income taxes .

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $5.05 million, or 39.8%, to $17.74 million for the quarter ended December 31, 2022 from $12.70 million for the quarter ended December 31, 2021. The increase in net interest income was primarily due to an increase in the average yield on interest-bearing deposits in banks and CDs, an increase in the average yield and balance of investment securities and an increase in average balance of loans, as the Company placed a portion of its excess overnight liquidity into higher-earning loans and investments during the period. This increase was partially offset by an increase in the average cost of interest-bearing liabilities and a decrease in deferred SBA PPP loan origination fees recognized due to a decrease in the volume of forgiven SBA PPP loans between the periods.

Total interest and dividend income increased by $5.77 million, or 43.2%, to $19.11 million for the quarter ended December 31, 2022 from $13.34 million for the quarter ended December 31, 2021, primarily due to increases in the average yield and balance of investment securities, the average balance of loans receivable and the average yield on interest-bearing deposits in banks and CDs. These increase were partially offset by a decrease in the average balance of interest-bearing deposits in banks and CDs.

Average total interest-earning assets increased by $20.43 million, or 1.2%, to $1.76 billion for the quarter ended December 31, 2022 from $1.74 billion for the quarter ended December 31, 2021. Average investment securities increased by $167.35 million, or 107.3%, average loans receivable increased by $167.01 million, or 16.7% and was partially offset by a decrease in the average balance of interest-bearing deposits in banks and CDs of $313.90 million, or 54.1%, between the periods. During the quarter ended December 31, 2022, the accretion of the purchase accounting fair value discount on acquired loans increased interest income on loans by $28,000 compared to $57,000 for the quarter ended December 31, 2021. The incremental accretion will change during any period based on the volume of prepayments but is expected to decrease over time as the balance of the net discount declines. During the quarter ended December 31, 2022, there was a total of $120,000 of pre-payment penalties, non-accrual interest and late fees collected, compared to $145,000 collected for the quarter ended December 31, 2021. The average yield on interest-earning assets increased to 4.34% for the quarter ended December 31, 2022 from 3.07% for the quarter ended December 31, 2021. The average yield on interest-bearing deposits in banks and CDs and on investment securities increased 339 basis points and 170 basis points to 3.59% and 2.74%, respectively, for the quarter ended December 31, 2022 compared to the quarter ended December 31, 2021, while the average yield on loans receivable decreased nine basis points to 4.97% during the same period. Also impacting the average yield on loans receivable and average interest-earning asset balances during the quarters ended December 31, 2022 and 2021 were SBA PPP loans. These PPP loans have a prescribed interest rate of 1.00% and are also subject to loan origination fees which are accreted into interest income over the life of each loan.

Total interest expense increased by $723,000, or 111.9%, to $1.37 million for the quarter ended December 31, 2022 from $646,000 for the quarter ended December 31, 2021. The increase in interest expense was due to an increase in the cost of interest-bearing liabilities and to a much lesser extent an increase in the average balance. The average cost of interest-bearing liabilities increased to 0.50% for the quarter ended December 31, 2022 from 0.24% for the quarter ended December 31, 2021. Average interest-bearing liabilities increased by $28.54 million, or 2.7%, to $1.09 billion for the quarter ended December 31, 2022 from $1.07 billion for the quarter ended December 31, 2021, primarily due to increases in the average balances of money market accounts, savings accounts, and certificate of deposit accounts that was partially offset by a decline in the average balance of NOW checking accounts.

As a result of these changes, the net interest margin ("NIM") increased to 4.03% for the quarter ended December 31, 2022 from 2.92% for the quarter ended December 31, 2021.

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

	Three Months Ended December 31,
	2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,164,369	$14,457	4.97%	$997,358	$12,622	5.06%
Investment securities (2)	323,368	2,214	2.74	156,023	405	1.04
Dividends from mutual funds, FHLB stock and other investments	6,028	51	3.38	6,054	27	1.78
Interest-bearing deposits in banks and CDs	266,439	2,390	3.59	580,337	288	0.20
Total interest-earning assets	1,760,204	19,112	4.34	1,739,772	13,342	3.07
Non-interest-earning assets	84,806			83,563
Total assets	$1,845,010			$1,823,335

Interest-bearing liabilities:
Savings	$279,832	82	0.12	$264,651	55	0.08
Money market	239,424	321	0.53	222,945	163	0.29
NOW checking	439,750	498	0.45	440,744	139	0.13
Certificates of deposit	135,467	468	1.37	132,590	274	0.82
Long-term borrowings	—	—	—	5,000	15	1.19
Total interest-bearing liabilities	1,094,473	1,369	0.50	1,065,930	646	0.24
Non-interest-bearing deposits	519,307			538,865
Other liabilities	11,002			10,566
Total liabilities	1,624,782			1,615,361
Shareholders' equity	220,228			207,974
Total liabilities and
shareholders' equity	$1,845,010			$1,823,335

Net interest income		$17,743			$12,696
Interest rate spread			3.84%			2.83%
Net interest margin (3)			4.03%			2.92%
Ratio of average interest-earning assets to average interest- bearing liabilities			160.83%			163.22%
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

	Three months ended December 31, 2022 compared to three months ended December 31, 2021 increase (decrease) due to
	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$(243)	$2,078	$1,835
Investment securities	1,093	716	1,809
Dividends from mutual funds, FHLB stock and other investments	24	—	24
Interest-bearing deposits in banks and CDs	2,340	(238)	2,102
Total net increase in income on interest-earning assets	3,214	2,556	5,770

Interest-bearing liabilities:
Savings	24	3	27
Money market	145	13	158
NOW checking	359	—	359
Certificates of deposit	188	6	194
Long-term borrowings	(7)	(8)	(15)
Total net increase in expense on interest-bearing liabilities	709	14	723

Net increase in net interest income	$2,505	$2,542	$5,047

Provision for Loan Losses: There was a $525,000 provision for loan losses for the quarter ended December 31, 2022, primarily due to the increase in loans receivable during the period. There was no provision for loan losses for the quarter ended December 31, 2021. For the quarter ended December 31, 2022, there were net recoveries of $1,000 compared to net charge-offs of $1,000 for the quarter ended December 31, 2021. Non-accrual loans decreased by $24,000, or 1.2%, to $2.04 million at December 31, 2022 from $2.06 million at September 30, 2022 and decreased by $818,000, or 28.7%, from $2.85 million at December 31, 2021. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $157,000, or 7.5%, to $2.25 million at December 31, 2022, from $2.10 million at September 30, 2022 and decreased by $983,000, or 30.4%, from $3.24 million one year ago.

The $631,000 balance of SBA PPP loans was omitted from the Company's normal allowance for loan losses calculation at December 31, 2022, as these loans are fully guaranteed by the SBA, and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis, the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount determined at September 30, 2022 and December 31, 2022 was $127,000 and was $254,000 at December 31, 2021.

In accordance with GAAP, loans acquired in the South Sound Acquisition were recorded at their estimated fair value, which resulted in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount on loans acquired in the South Sound Acquisition was $239,000 at December 31, 2022. The Company believes that this should be considered by investors when comparing the Company's allowance for loan losses to total loans in periods prior to the South Sound Acquisition.

Based on its comprehensive analysis, management believes that the allowance for loan losses of $14.23 million at December 31, 2022 (1.20% of loans receivable and 699.2% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $13.70 million (1.20% of loans receivable and 665.5% of non-performing loans) at September 30, 2022 and $13.47 million (1.34% of loans receivable and 472.1% of non-performing loans) at December 31, 2021. While the Company believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. A further decline in national and local economic conditions, as a result of the effects of inflation, a potential recession or slowing economic growth, among other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income decreased by $737,000, or 21.4%, to $2.71 million for the quarter ended December 31, 2022 from $3.44 million for the quarter ended December 31, 2021. This decrease was primarily due to a $642,000 decrease in net gain on sales of loans, a $119,000 decrease in the net valuation recovery on loan servicing rights and smaller decreases in several other categories. These decreases to non-interest income were partially offset by a $34,000 increase in service charges on deposits and smaller increases in several other categories. The decrease in net gain on sales of loans was primarily due to a decrease in the dollar amount of fixed-rate one- to four-family loans originated and sold during the current quarter reflecting reduced refinance activity compared to the same period last year. Gain on sale of loans was also impacted by rising interest rates, declining homes sales and a decision to retain a higher percentage of single family loans originated during the quarter in the portfolio rather than selling them.

Non-interest Expense:  Total non-interest expense increased by $1.27 million, or 13.7%, to $10.54 million for the quarter ended December 31, 2022 from $9.26 million for the quarter ended December 31, 2021. This increase was primarily due to a $729,000 increase in salaries and employee benefits, a $176,000 increase in data processing and telecommunication expense, a $158,000 increase in professional fees and smaller increases in several other categories, which were partially offset by smaller decreases in several categories. The increase in salaries and other employee benefits was primarily due to annual salary adjustments (effective October 1, 2022) and the hiring of additional lending personnel. The increase in professional fees was primarily due to higher legal and consulting fees. The increase in data processing and telecommunication expense was primarily due to the addition of several technology products and increased processing volumes. The efficiency ratio for the current quarter improved to 51.52% from 57.40% for the comparable quarter one year ago.

Provision for Income Taxes: The provision for income taxes increased by $492,000, or 35.4%, to $1.88 million for the quarter ended December 31, 2022 from $1.39 million for the quarter ended December 31, 2021. The increase in the provision for income taxes was primarily due to higher income before income taxes. The Company's effective income tax rate was 20.0% for the quarter ended December 31, 2022 and 20.2% for the quarter ended December 31, 2021.

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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At

December 31, 2022, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 26.22%.  At December 31, 2022, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which no amounts were outstanding. The Bank had $513.48 million available for borrowings with the FHLB at December 31, 2022. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At December 31, 2022, the Bank had no outstanding balance on this borrowing line, under which $84.89 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2022, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposits withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the three months ended December 31, 2022 and 2021, the Bank originated $101.67 million and $176.60 million of loans, respectively. At December 31, 2022, the Bank had loan commitments totaling $148.06 million and undisbursed construction loans in process totaling $112.10 million.  Investment securities purchased during the three months ended December 31, 2022 and 2021 totaled $31.31 million and $48.49 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the three months ended December 31, 2022 and 2021, the Bank sold $1.16 million and $22.56 million, respectively, in loans and loan participation interests.  During the three months ended December 31, 2022 and 2021, the Bank received $50.71 million and $113.41 million in principal repayments, respectively.

The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment and investment securities decreased to $583.55 million at December 31, 2022 from $648.51 million at September 30, 2022. CDs that are scheduled to mature in less than one year from December 31, 2022 totaled $108.05 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

Based on current objectives, there are no projects scheduled for capital investments in premises and equipment during the remaining nine months ending September 30, 2023 that would materially impact liquidity. The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.23 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2023 at the rate of $0.23 per share, the average total dividend paid each quarter would be approximately $1.90 million based on the number of current outstanding shares (which assumes no increases or decreases in the number of shares).

For the remaining nine months ending September 30, 2023, the Bank projects that fixed commitments will include $233,000 of operating lease payments. There are no scheduled payments and maturities of FHLB borrowings during the fiscal year 2023. In addition, at December 31, 2022, there were other future obligations and accrued expenses of $8.90 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. At December 31, 2022, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $2.56 million.

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

Based on its capital levels at December 31, 2022, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2022, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at December 31, 2022 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$206,651	11.32%	$73,054	4.00%	$91,317	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	206,651	17.81	52,208	4.50	75,412	6.50
Tier 1 capital	206,651	17.81	69,612	6.00	92,815	8.00
Total capital	221,154	19.06	92,815	8.00	116,019	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2022, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2022, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2022 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$209,776	11.46%
Risk-based Capital Ratios:
Common equity Tier 1 capital	209,776	18.07
Tier 1 capital	209,776	18.07
Total capital	224,285	19.32

Key Financial Ratios and Data

	Three Months Ended December 31,
	2022	2021
PERFORMANCE RATIOS:
Return on average assets	1.63%	1.20%
Return on average equity	13.63%	10.55%
Net interest margin	4.03%	2.92%
Efficiency ratio	51.52%	57.40%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s 2022 Form 10-K.

Item 4.  Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2022, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2022 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended December 31, 2022:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
10/1/2022 - 10/31/2022	—	$—	—	229,045
11/1/2022 - 11/30/2022	—	—	—	229,045
12/1/2022- 12/31/2022	10,570	32.88	10,570	218,475
Total	10,570	$32.88	10,570	218,475

(1) On February 24, 2021, the Company announced a plan to repurchase 415,970 shares of the Company's common stock. The repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (1)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.3	Form of Incentive Stock Option Agreement (5)
10.4	Form of Non-qualified Stock Option Agreement (5)
10.5	Employment Agreement with Michael R. Sand (6)
10.6	Employment Agreement with Dean J. Brydon (7)
10.7	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (8)
10.8	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (9)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes OxleyAct
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101	The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2022 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements
104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101
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

Timberland Bancorp, Inc.

Date: February 8, 2023	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2023	By: /s/Marci A. Basich
Marci A. Basich
Chief Financial Officer
(Principal Financial Officer)