Form 10-Q
period 2023-06-30
TIMBERLAND BANCORP INC
filed 2023-08-07
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
Yes ___    No   _☒_

As of August 1, 2023, there were 8,095,174 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2023 and September 30, 2022
(Dollars in thousands, except per share amounts)

	June 30, 2023	September 30, 2022
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$28,308	$24,808
Interest-bearing deposits in banks	101,645	291,947
Total cash and cash equivalents	129,953	316,755

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	16,931	22,894
Investment securities held to maturity, at amortized cost (estimated fair value of $260,471 and $249,783)	275,053	266,608
Investment securities available for sale, at fair value	43,842	41,415
Investments in equity securities, at fair value	837	835
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,802	2,194
Other investments, at cost	3,000	3,000
Loans held for sale	—	748
Loans receivable, net of allowance for loan losses of $15,307 and $13,703	1,260,647	1,132,426
Premises and equipment, net	21,574	21,898
Accrued interest receivable	5,451	4,483
Bank owned life insurance (“BOLI”)	23,276	22,806
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	745	948
Loan servicing rights, net	2,321	3,023
Operating lease right-of-use ("ROU") assets	1,845	1,980
Other assets	4,305	3,364
Total assets	$1,807,713	$1,860,508

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$452,729	$530,058
Interest-bearing	1,100,001	1,102,118
Total deposits	1,552,730	1,632,176

FHLB borrowings	15,000	—
Operating lease liabilities	1,939	2,066
Other liabilities and accrued expenses	8,781	7,697
Total liabilities	$1,578,450	$1,641,939
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2023 and September 30, 2022
(Dollars in thousands, except per share amounts)

	June 30, 2023	September 30, 2022
	(Unaudited)	*
Commitments and contingent liabilities (see Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,094,174 shares issued and outstanding - June 30, 2023 8,221,952 shares issued and outstanding - September 30, 2022	35,401	38,751
Retained earnings	194,606	180,535
Accumulated other comprehensive loss	(744)	(717)
Total shareholders’ equity	229,263	218,569
Total liabilities and shareholders’ equity	$1,807,713	$1,860,508
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2023 and 2022
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income
Loans receivable and loans held for sale	$16,215	$12,628	$45,622	$37,870
Investment securities	2,384	1,016	7,058	2,012
Dividends from mutual funds, FHLB stock and other investments	70	25	185	80
Interest-bearing deposits in banks and CDs	1,220	958	5,524	1,528
Total interest and dividend income	19,889	14,627	58,389	41,490

Interest expense
Deposits	3,123	645	6,729	1,902
FHLB borrowings	132	—	132	17
Total interest expense	3,255	645	6,861	1,919

Net interest income	16,634	13,982	51,528	39,571

Provision for loan losses	610	—	1,610	—

Net interest income after provision for loan losses	16,024	13,982	49,918	39,571

Non-interest income
Net recoveries on investment securities	2	5	7	16
Gain on sale of investment securities available for sale, net	95	—	95	—
Service charges on deposits	970	1,052	2,810	2,979
ATM and debit card interchange transaction fees	1,335	1,345	3,861	3,868
BOLI net earnings	157	151	470	457
Gain on sales of loans, net	80	258	147	1,337
Escrow fees	27	41	85	164
Valuation recovery on MSRs	—	—	—	119
Other, net	209	250	741	687
Total non-interest income, net	2,875	3,102	8,216	9,627

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2023 and 2022
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Non-interest expense
Salaries and employee benefits	$5,860	$5,243	$17,806	$15,606
Premises and equipment	1,010	904	2,935	2,814
Gain on sales/dispositions of premises and equipment, net	(32)	(6)	(32)	—
Advertising	179	187	551	513
OREO and other repossessed assets, net	—	(2)	1	(18)
ATM and debit card interchange transaction fees	491	515	1,463	1,429
Postage and courier	128	140	397	440
State and local taxes	297	265	894	754
Professional fees	577	580	1,479	1,173
Federal Deposit Insurance Corporation ("FDIC") insurance	191	123	517	377
Loan administration and foreclosure	126	180	385	380
Data processing and telecommunications	944	698	2,612	1,980
Deposit operations	430	316	1,022	878
Amortization of CDI	68	79	203	237
Other	658	652	2,173	1,909
Total non-interest expense, net	10,927	9,874	32,406	28,472

Income before income taxes	7,972	7,210	25,728	20,726

Provision for income taxes	1,666	1,472	5,252	4,176

Net income	$6,306	$5,738	$20,476	$16,550

Net income per common share
Basic	$0.77	$0.69	$2.50	$1.99
Diluted	$0.77	$0.69	$2.47	$1.97

Weighted average common shares outstanding
Basic	8,156,831	8,279,436	8,203,255	8,324,371
Diluted	8,213,975	8,349,859	8,279,079	8,406,977

Dividends paid per common share	$0.23	$0.22	$0.78	$0.65

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Comprehensive income
Net income	$6,306	$5,738	$20,476	$16,550
Other comprehensive loss
Unrealized holding loss on investment securities available for sale, net of income taxes of $(66), $(122), $(8) and $(167), respectively	(249)	(459)	(29)	(629)
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0, $0, $1 and $1, respectively	—	1	2	5
Total other comprehensive loss, net of income taxes	(249)	(458)	(27)	(624)

Total comprehensive income	$6,057	$5,280	$20,449	$15,926

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended June 30, 2023 and 2022
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Amount		Accumulated Other Compre-hensive Income (Loss)
	Common Stock	Common Stock	Retained Earnings		Total
Balance, March 31, 2022	8,305,826	$40,988	$171,388	$(107)	212,269

Net income	—	—	5,738	—	5,738
Other comprehensive loss	—	—	—	(458)	(458)
Repurchase of common stock	(58,678)	(1,502)	—	—	(1,502)
Exercise of stock options	2,300	27	—	—	27
Common stock dividends ($0.22 per common share)	—	—	(1,827)	—	(1,827)
Stock option compensation expense	—	72	—	—	72
Balance, June 30, 2022	8,249,448	$39,585	$175,299	$(565)	$214,319

Balance, March 31, 2023	8,203,174	$37,979	$190,177	$(495)	$227,661
Net income	—	—	6,306	—	6,306
Other comprehensive loss	—	—	—	(249)	(249)
Repurchase of common stock	(110,000)	(2,674)	—	—	(2,674)
Exercise of stock options	1,000	17	—	—	17
Common stock dividends ($0.23 per common share)	—	—	(1,877)	—	(1,877)
Stock option compensation expense	—	79	—	—	79
Balance, June 30, 2023	8,094,174	$35,401	$194,606	$(744)	$229,263

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2021	8,355,469	$42,673	$164,167	$59	$206,899
Net income	—	—	16,550	—	16,550
Other comprehensive loss	—	—	—	(624)	(624)
Repurchase of common stock	(135,791)	(3,651)	—	—	(3,651)
Exercise of stock options	29,770	359	—	—	359
Common stock dividends ($0.65 per common share)	—	—	(5,418)	—	(5,418)
Stock option compensation expense	—	204	—	—	204
Balance, June 30, 2022	8,249,448	$39,585	$175,299	$(565)	$214,319

Balance, September 30, 2022	8,221,952	$38,751	$180,535	$(717)	$218,569
Net income	—	—	20,476	—	20,476
Other comprehensive loss	—	—	—	(27)	(27)
Repurchase of common stock	(154,833)	(4,119)	—	—	(4,119)
Exercise of stock options	27,055	534	—	—	534
Common stock dividends ($0.78 per common share)	—	—	(6,405)	—	(6,405)
Stock option compensation expense	—	235	—	—	235
Balance, June 30, 2023	8,094,174	$35,401	$194,606	$(744)	$229,263

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$20,476	$16,550
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,610	—
Depreciation	1,022	1,035
Deferred income taxes/(benefits)	(77)	223
Accretion of discount on purchased loans	(64)	(154)
Amortization of CDI	203	237
Stock option compensation expense	235	204
Gain on sale of investment securities available for sale, net	(95)	—
Net recoveries on investment securities	(7)	(16)
Change in fair value of investments in equity securities	(2)	83
Amortization (accretion) of discounts and premiums on securities	(922)	123
Gain on sales of OREO and other repossessed assets, net	—	(1)
Gain on sales of loans, net	(147)	(1,337)
Gain on sales/disposition of premises and equipment, net	(32)	—
Loans originated for sale	(6,062)	(47,199)
Proceeds from sales of loans	6,957	51,053
Amortization of loan servicing rights	769	879
Valuation recovery on loan servicing rights, net	—	(119)
BOLI net earnings	(470)	(457)
Increase (decrease) in deferred loan origination fees	636	(1,192)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(800)	(1,521)
Net cash provided by operating activities	23,230	18,391

Cash flows from investing activities
Net decrease in CDs held for investment	5,963	4,594
Proceeds from sale of investment securities available for sale	8,929	—
Purchase of investment securities held to maturity	(15,601)	(167,671)
Purchase of investment securities available for sale	(16,994)	—
Proceeds from maturities and prepayments of investment securities held to maturity	8,000	8,737
Proceeds from maturities and prepayments of investment securities available for sale	5,784	16,977
Purchase of FHLB stock	(608)	(91)
Increase in loans receivable, net	(130,403)	(118,167)
Purchases of premises and equipment	(711)	(822)
Proceeds from sales of premises and equipment	45	—
Proceeds from sales of OREO and other repossessed assets	—	158
Net cash used in investing activities	(135,596)	(256,285)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2023	2022
Cash flows from financing activities
Net increase (decrease) in deposits	$(79,446)	$93,559
Proceeds from (repayments of) FHLB borrowings	15,000	(5,000)
Proceeds from exercise of stock options	534	359
Repurchase of common stock	(4,119)	(3,651)
Payment of dividends	(6,405)	(5,418)
Net cash provided by (used in) financing activities	(74,436)	79,849

Net decrease in cash and cash equivalents	(186,802)	(158,045)
Cash and cash equivalents
Beginning of period	316,755	580,196
End of period	$129,953	$422,151

Supplemental disclosure of cash flow information
Income taxes paid	$6,268	$3,642
Interest paid	$6,088	$1,955

Supplemental disclosure of non-cash investing activities
Other comprehensive loss related to investment securities	$(27)	$(624)
Operating lease liabilities arising from recording of ROU assets	$71	$—

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 (“2022 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2023.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2023 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2023 and September 30, 2022 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2023
Held to maturity
U.S. Treasury and U.S. government agency securities	$171,385	$—	$(9,927)	$161,458
Mortgage-backed securities ("MBS"):
U.S. government agencies	53,347	10	(2,529)	50,828
Private label residential	48,025	258	(2,295)	45,988
Taxable municipal securities	1,796	—	(47)	1,749
Bank issued trust preferred securities	500	—	(52)	448
Total	$275,053	$268	$(14,850)	$260,471

Available for sale
MBS: U.S. government agencies	$44,772	$—	$(930)	$43,842
Total	$44,772	$—	$(930)	$43,842

September 30, 2022
Held to maturity
U.S. Treasury and U.S. government agency securities	$170,676	$11	$(12,109)	$158,578
MBS:
U.S. government agencies	43,995	4	(2,486)	41,513
Private label residential	49,335	245	(2,392)	47,188
Taxable municipal securities	2,102	—	(67)	2,035
Bank issued trust preferred securities	500	—	(31)	469
Total	$266,608	$260	$(17,085)	$249,783

Available for sale
MBS: U.S. government agencies	$42,309	$—	$(894)	$41,415
Total	$42,309	$—	$(894)	$41,415

Held to maturity and available for sale investment securities with unrealized losses were as follows as of June 30, 2023 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$19,045	$(207)	2	$142,413	$(9,720)	25	$161,458	$(9,927)
MBS:
U.S. government agencies	26,124	(474)	18	19,498	(2,055)	42	45,622	(2,529)
Private label residential	10,461	(265)	7	32,351	(2,030)	27	42,812	(2,295)
Taxable municipal securities	—	—	—	1,749	(47)	1	1,749	(47)
Bank issued trust preferred securities	—	—	—	448	(52)	1	448	(52)
Total	$55,630	$(946)	27	$196,459	$(13,904)	96	$252,089	$(14,850)

Available for sale
MBS: U.S. government agencies	$22,328	$(188)	10	$21,213	$(742)	21	$43,541	$(930)
Total	$22,328	$(188)	10	$21,213	$(742)	21	$43,541	$(930)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2022 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$115,504	$(7,224)	17	$33,638	$(4,885)	9	$149,142	$(12,109)
MBS:
U.S. government agencies	35,896	(1,449)	54	5,306	(1,037)	5	41,202	(2,486)
Private label residential	35,447	(2,166)	27	8,708	(226)	6	44,155	(2,392)
Taxable municipal securities	2,035	(67)	1	—	—	—	2,035	(67)
Bank issued trust preferred securities	469	(31)	1	—	—	—	469	(31)
Total	$189,351	$(10,937)	100	$47,652	$(6,148)	20	$237,003	$(17,085)

Available for sale
MBS: U.S. government agencies	$25,170	$(292)	16	$15,705	$(602)	13	$40,875	$(894)
Total	$25,170	$(292)	16	$15,705	$(602)	13	$40,875	$(894)

The Company has evaluated the investment securities in the above tables and has determined that the declines in their fair value are temporary.  The unrealized losses are primarily due to changes in market interest rates and spreads in the market for mortgage-related products. The fair value of these securities is expected to recover as the securities approach their maturity dates and/or as the pricing spreads narrow on mortgage-related securities.  The Company has the ability and the intent to hold the investments until the fair value recovers.  Further, as of June 30, 2023, management does not have the intent to sell any of the securities classified as available for sale for which the estimated fair value is below the recorded value and believes that it is more likely than not that the Company will not have to sell such securities before a recovery of cost (or recorded value if previously written down).

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of June 30, 2023 and 2022:

	Range		Weighted
	Minimum	Maximum	Average
June 30, 2023
Constant prepayment rate	6.00%	15.00%	9.84%
Collateral default rate	—%	19.47%	10.96%
Loss severity rate	—%	3.70%	1.34%

June 30, 2022
Constant prepayment rate	6.00%	15.00%	10.15%
Collateral default rate	0.55%	22.28%	9.71%
Loss severity rate	—%	7.85%	3.39%

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2023 and 2022 (dollars in thousands):

	Nine Months Ended June 30,
	2023	2022
Beginning balance of credit loss	$836	$853
Additions (subtractions):
Net realized gain (loss) previously recorded as credit losses	(10)	2
Recovery of prior credit loss	(7)	(13)
Ending balance of credit loss	$819	$842

During the nine months ended June 30, 2023, the Company recorded a $10,000 net realized loss on 14 held to maturity investment securities all of which had been recognized previously as credit loss. During the nine months ended June 30, 2022, the Company recorded a $2,000 net realized gain on 16 held to maturity investment securities all of which had been recognized previously as credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $204.13 million and $133.82 million at June 30, 2023 and September 30, 2022, respectively.

The contractual maturities of debt securities at June 30, 2023 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$86,147	$84,077	$—	$—
Due after one year to five years	96,893	90,103	3,049	3,024
Due after five years to ten years	19,448	17,541	7,103	7,045
Due after ten years	72,565	68,750	34,620	33,773
Total	$275,053	$260,471	$44,772	$43,842

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price of the Company's common stock. The Company performed its fiscal year 2023 goodwill impairment test during the quarter ended June 30, 2023 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount, and, therefore, goodwill was determined not to be impaired at May 31, 2023.

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

As of June 30, 2023, management believes that there have been no events or changes in the circumstances since May 31, 2023 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or any decreases in the Company's stock price and market capitalization were deemed other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition. The recorded amount of goodwill at June 30, 2023 and September 30, 2022 remained unchanged at $15.13 million.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of June 30, 2023, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

Loans receivable by portfolio segment consisted of the following at June 30, 2023 and September 30, 2022 (dollars in thousands):

	June 30, 2023		September 30, 2022
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$229,274	16.5%	$176,116	14.1%
Multi-family	111,777	8.1	95,025	7.6
Commercial	557,015	40.2	536,650	42.8
Construction - custom and owner/builder	136,595	9.8	119,240	9.5
Construction - speculative one- to four-family	12,522	0.9	12,254	1.0
Construction - commercial	42,657	3.1	40,364	3.2
Construction - multi-family	73,859	5.3	64,480	5.1
Construction - land development	15,968	1.2	19,280	1.5
Land	25,908	1.9	26,854	2.1
Total mortgage loans	1,205,575	87.0	1,090,263	86.9

Consumer loans:
Home equity and second mortgage	40,008	2.9	35,187	2.8
Other	2,469	0.2	2,128	0.2
Total consumer loans	42,477	3.1	37,315	3.0

Commercial loans:
Commercial business	137,114	9.9	125,039	10.0
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	519	—	1,001	0.1
Total commercial loans	137,633	9.9	126,040	10.1

Total loans receivable	1,385,685	100.0%	1,253,618	100.0%
Less:
Undisbursed portion of construction loans in process	104,774		103,168
Deferred loan origination fees, net	4,957		4,321
Allowance for loan losses	15,307		13,703
Subtotal	125,038		121,192
Loans receivable, net	$1,260,647		$1,132,426
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $0 and $748 at June 30, 2023 and September 30, 2022, respectively.

Loans receivable at June 30, 2023 and September 30, 2022 are reported net of unamortized discounts totaling $203,000 and $267,000, respectively.

Allowance for Loan Losses

The following tables set forth information for the three and nine months ended June 30, 2023 and 2022 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2023
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,052	$126	$—	$—	$2,178
Multi-family	938	74	—	—	1,012
Commercial	6,904	125	—	—	7,029
Construction – custom and owner/builder	726	73	—	—	799
Construction – speculative one- to four-family	121	(11)	—	—	110
Construction – commercial	267	24	—	—	291
Construction – multi-family	662	30	—	—	692
Construction – land development	245	(12)	—	—	233
Land	363	26	—	—	389
Consumer loans:
Home equity and second mortgage	507	35	—	—	542
Other	47	5	(1)	—	51
Commercial business loans	1,866	115	—	—	1,981
Total	$14,698	$610	$(1)	$—	$15,307

	Nine Months Ended June 30, 2023
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,658	$520	$—	$—	$2,178
Multi-family	855	157	—	—	1,012
Commercial	6,682	347	—	—	7,029
Construction – custom and owner/builder	675	124	—	—	799
Construction – speculative one- to four-family	130	(20)	—	—	110
Construction – commercial	343	(52)	—	—	291
Construction – multi-family	447	245	—	—	692
Construction – land development	233	—	—	—	233
Land	397	(8)	—	—	389
Consumer loans:
Home equity and second mortgage	440	102	—	—	542
Other	42	11	(2)	—	51
Commercial business loans	1,801	184	(5)	1	1,981
Total	$13,703	$1,610	$(7)	$1	$15,307

	Three Months Ended June 30, 2022
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,247	$109	$—	$—	$1,356
Multi-family	735	153	—	—	888
Commercial	6,931	(168)	—	—	6,763
Construction – custom and owner/builder	686	47	—	—	733
Construction – speculative one- to four-family	126	(33)	—	—	93
Construction – commercial	463	(109)	—	—	354
Construction – multi-family	436	(108)	—	—	328
Construction – land development	126	113	—	—	239
Land	377	(17)	—	—	360
Consumer loans:
Home equity and second mortgage	469	(35)	—	—	434
Other	44	15	(8)	—	51
Commercial business loans	1,793	33	—	8	1,834
Total	$13,433	$—	$(8)	$8	$13,433

	Nine Months Ended June 30, 2022
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,154	$202	$—	$—	$1,356
Multi-family	765	123	—	—	888
Commercial	6,813	(50)	—	—	6,763
Construction – custom and owner/builder	644	89	—	—	733
Construction – speculative one- to four-family	188	(95)	—	—	93
Construction – commercial	784	(430)	—	—	354
Construction – multi-family	436	(108)	—	—	328
Construction – land development	124	115	—	—	239
Land	470	(110)	—	—	360
Consumer loans:
Home equity and second mortgage	528	(94)	—	—	434
Other	50	10	(10)	1	51
Commercial business loans	1,513	348	(49)	22	1,834
Total	$13,469	$—	$(59)	$23	$13,433

The following tables present information on the loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at June 30, 2023 and September 30, 2022 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
June 30, 2023
Mortgage loans:
One- to four-family	$—	$2,178	$2,178	$373	$228,901	$229,274
Multi-family	—	1,012	1,012	—	111,777	111,777
Commercial	—	7,029	7,029	2,988	554,027	557,015
Construction – custom and owner/builder	—	799	799	—	78,739	78,739
Construction – speculative one- to four-family	—	110	110	—	7,037	7,037
Construction – commercial	—	291	291	—	24,300	24,300
Construction – multi-family	—	692	692	—	52,941	52,941
Construction – land development	—	233	233	—	13,810	13,810
Land	—	389	389	150	25,758	25,908
Consumer loans:
Home equity and second mortgage	—	542	542	390	39,618	40,008
Other	—	51	51	—	2,469	2,469
Commercial business loans	123	1,858	1,981	289	136,825	137,114
SBA PPP loans	—	—	—	—	519	519
Total	$123	$15,184	$15,307	$4,190	$1,276,721	$1,280,911

September 30, 2022
Mortgage loans:
One- to four-family	$—	$1,658	$1,658	$388	$175,728	$176,116
Multi-family	—	855	855	—	95,025	95,025
Commercial	—	6,682	6,682	2,988	533,662	536,650
Construction – custom and owner/builder	—	675	675	—	67,091	67,091
Construction – speculative one- to four-family	—	130	130	—	8,364	8,364
Construction – commercial	—	343	343	—	29,059	29,059
Construction – multi-family	—	447	447	—	34,354	34,354
Construction – land development	—	233	233	—	13,582	13,582
Land	—	397	397	450	26,404	26,854
Consumer loans:
Home equity and second mortgage	—	440	440	394	34,793	35,187
Other	—	42	42	3	2,125	2,128
Commercial business loans	127	1,674	1,801	309	124,730	125,039
SBA PPP loans	—	—	—	—	1,001	1,001
Total	$127	$13,576	$13,703	$4,532	$1,145,918	$1,150,450

The following tables present an analysis of loans by aging category and portfolio segment at June 30, 2023 and September 30, 2022 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2023
Mortgage loans:
One- to four-family	$—	$—	$373	$—	$373	$228,901	$229,274
Multi-family	—	—	—	—	—	111,777	111,777
Commercial	—	—	686	—	686	556,329	557,015
Construction – custom and owner/builder	—	—	—	—	—	78,739	78,739
Construction – speculative one- to four-family	—	—	—	—	—	7,037	7,037
Construction – commercial	—	—	—	—	—	24,300	24,300
Construction – multi-family	—	—	—	—	—	52,941	52,941
Construction – land development	—	—	—	—	—	13,810	13,810
Land	—	—	54	—	54	25,854	25,908
Consumer loans:
Home equity and second mortgage	49	—	184	—	233	39,775	40,008
Other	—	—	—	—	—	2,469	2,469
Commercial business loans	22	186	289	—	497	136,617	137,114
SBA PPP loans	—	—	—	—	—	519	519
Total	$71	$186	$1,586	$—	$1,843	$1,279,068	$1,280,911

September 30, 2022
Mortgage loans:
One- to four-family	$—	$—	$388	$—	$388	$175,728	$176,116
Multi-family	—	—	—	—	—	95,025	95,025
Commercial	—	—	657	—	657	535,993	536,650
Construction – custom and owner/builder	—	—	—	—	—	67,091	67,091
Construction – speculative one- to four-family	—	—	—	—	—	8,364	8,364
Construction – commercial	—	—	—	—	—	29,059	29,059
Construction – multi-family	—	—	—	—	—	34,354	34,354
Construction – land development	—	—	—	—	—	13,582	13,582
Land	—	—	450	—	450	26,404	26,854
Consumer loans:
Home equity and second mortgage	37	—	252	—	289	34,898	35,187
Other	—	—	3	—	3	2,125	2,128
Commercial business loans	—	—	309	—	309	124,730	125,039
SBA PPP loans	—	—	—	—	—	1,001	1,001
Total	$37	$—	$2,059	$—	$2,096	$1,148,354	$1,150,450
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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At June 30, 2023 and September 30, 2022, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At June 30, 2023 and September 30, 2022, there were no loans classified as loss.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at June 30, 2023 and September 30, 2022 (dollars in thousands):

	Loan Grades
June 30, 2023	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$228,870	$30	$—	$374	$229,274
Multi-family	111,777	—	—	—	111,777
Commercial	543,495	8,039	—	5,481	557,015
Construction – custom and owner/builder	75,340	3,399	—	—	78,739
Construction – speculative one- to four-family	7,037	—	—	—	7,037
Construction – commercial	23,333	967	—	—	24,300
Construction – multi-family	52,941	—	—	—	52,941
Construction – land development	13,810	—	—	—	13,810
Land	25,253	505	—	150	25,908
Consumer loans:
Home equity and second mortgage	39,700	34	—	274	40,008
Other	2,442	27	—	—	2,469
Commercial business loans	136,810	—	—	304	137,114
SBA PPP loans	488	31	—	—	519
Total	$1,261,296	$13,032	$—	$6,583	$1,280,911

September 30, 2022
Mortgage loans:
One- to four-family	$175,687	$38	$—	$391	$176,116
Multi-family	95,025	—	—	—	95,025
Commercial	522,741	7,940	237	5,732	536,650
Construction – custom and owner/builder	65,249	1,842	—	—	67,091
Construction – speculative one- to four-family	8,364	—	—	—	8,364
Construction – commercial	29,059	—	—	—	29,059
Construction – multi-family	34,354	—	—	—	34,354
Construction – land development	13,557	—	—	25	13,582
Land	25,882	522	—	450	26,854
Consumer loans:
Home equity and second mortgage	34,709	19	—	459	35,187
Other	2,063	62	—	3	2,128
Commercial business loans	124,712	—	—	327	125,039
SBA PPP loans	1,001	—	—	—	1,001
Total	$1,132,403	$10,423	$237	$7,387	$1,150,450

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

The following table is a summary of information related to impaired loans by portfolio segment as of June 30, 2023 and for the three and nine months then ended (dollars in thousands):

	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Quarter to Date ("QTD") Average Recorded Investment (1)	Year to Date ("YTD") Average Recorded Investment (2)	QTD Interest Income Recognized (1)	YTD Interest Income Recognized (2)	QTD Cash Basis Interest Income Recognized (1)	YTD Cash Basis Interest Income Recognized (2)
With no related allowance recorded:
Mortgage loans:
One- to four-family	$373	$417	$—	$376	$381	$7	$21	$7	$21
Commercial	2,988	2,988	—	2,894	2,939	40	121	31	94
Land	150	150	—	305	371	2	4	1	3
Consumer loans:
Home equity and second mortgage	390	390	—	488	444	3	9	2	7
Other	—	48	—	1	2	—	—	—	—
Commercial business loans	44	44	—	46	51	—	—	—	—
Subtotal	3,945	4,037	—	4,110	4,188	52	155	41	125

With an allowance recorded:
Commercial business loans	245	245	123	247	247	—	—	—	—
Subtotal	245	245	123	247	247	—	—	—	—

Total:
Mortgage loans:
One- to four-family	373	417	—	376	381	7	21	7	21
Commercial	2,988	2,988	—	2,894	2,939	40	121	31	94
Land	150	150	—	305	371	2	4	1	3
Consumer loans:
Home equity and second mortgage	390	390	—	488	444	3	9	2	7
Other	—	48	—	1	2	—	—	—	—
Commercial business loans	289	289	123	293	298	—	—	—	—
Total	$4,190	$4,282	$123	$4,357	$4,435	$52	$155	$41	$125
______________________________________________
(1)For the three months ended June 30, 2023.
(2)For the nine months ended June 30, 2023.

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
_____________________________________________
(1) For the year ended September 30, 2022.

A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower’s financial difficulties, grants a concession to the borrower that the Company would not otherwise consider.  Examples of such concessions include, but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals.  TDRs are considered impaired and are individually evaluated for impairment.  TDRs are classified as non-accrual (and considered to be non-performing) unless they have been performing in accordance with modified terms for a period of at least six months. The Company had $2.60 million and $2.62 million in TDRs included in impaired loans at June 30, 2023 and September 30, 2022, respectively, and had no commitments at these dates to lend additional funds on these loans.  There was no allowance for loan losses allocated to TDRs at June 30, 2023 and September 30, 2022. There were no TDRs for which there was a payment default within the first 12 months of the modification during the nine months ended June 30, 2023.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of June 30, 2023 and September 30, 2022 (dollars in thousands):

	June 30, 2023
	Accruing	Non- Accrual	Total
Mortgage loans:
Commercial	$2,302	$—	$2,302
Land	96	—	96
Consumer loans:
Home equity and second mortgage	206	—	206
Total	$2,604	$—	$2,604

	September 30, 2022
	Accruing	Non- Accrual	Total
Mortgage loans:
Commercial	$2,330	$—	$2,330
Land	—	88	88
Consumer loans:
Home equity and second mortgage	142	55	197
Total	$2,472	$143	$2,615

There were no new TDRs recognized during the nine months ended June 30, 2023. There was one new TDR recognized during the year ended September 30, 2022. The following table sets forth information with respect to the Company's TDR, by portfolio segment, during the year ended September 30, 2022 (dollars in thousands):

September 30, 2022	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Home equity and second mortgage loan (1)	1	$136	$145	$142
Total	1	$136	$145	$142
(1) Modification was a result of an increase in principal balance and a reduction in interest rate and monthly payment.

(5) LEASES

At June 30, 2023, the Company has operating leases for three retail bank branch offices. The Company's leases have remaining lease terms of two to eight years, and include options to extend the leases from two to five years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU assets and liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three and nine months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost:	2023	2022	2023	2022
Operating lease cost	$87	$95	$261	$283
Short-term lease cost	—	—	—	—
Total lease cost	$87	$95	$261	$283

The following tables provide supplemental information related to operating leases at or for the three and nine months ended June 30, 2023 and 2022 (dollars in thousands):

	At or For the Three Months Ended June 30, 2023	At or For the Nine Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79	$234
Weighted average remaining lease term-operating leases	6.9 years	6.9 years
Weighted average discount rate-operating leases	2.34%	2.34%

	At or For the Three Months Ended June 30, 2022	At or For the Nine Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$87	$261
Weighted average remaining lease term-operating leases	7.9 years	7.9 years
Weighted average discount rate-operating leases	2.25%	2.25%

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

Maturities of operating lease liabilities at June 30, 2023 for future fiscal years are as follows (dollars in thousands):

Remainder of 2023	$82
2024	333
2025	336
2026	304
2027	232
Thereafter	820
Total lease payments	2,107
Less imputed interest	168
Total	$1,939

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

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2023 and 2022 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Basic net income per common share computation
Numerator – net income	$6,306	$5,738	$20,476	$16,550

Denominator – weighted average common shares outstanding	8,156,831	8,279,436	8,203,255	8,324,371

Basic net income per common share	$0.77	$0.69	$2.50	$1.99

Diluted net income per common share computation
Numerator – net income	$6,306	$5,738	$20,476	$16,550

Denominator – weighted average common shares outstanding	8,156,831	8,279,436	8,203,255	8,324,371
Effect of dilutive stock options (1)	57,144	70,423	75,824	82,606
Weighted average common shares outstanding - assuming dilution	8,213,975	8,349,859	8,279,079	8,406,977

Diluted net income per common share	$0.77	$0.69	$2.47	$1.97
____________________________________________
(1) For the three and nine months ended June 30, 2023, average options to purchase 256,503 and 203,823 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share, because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2022, average options to purchase 201,150 and 205,221 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share, because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and nine months ended June 30, 2023 and 2022 are as follows (dollars in thousands):

	Three Months Ended June 30, 2023
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(486)	$(9)	$(495)
Other comprehensive loss	(249)	—	(249)
Balance of AOCI at the end of period	$(735)	$(9)	$(744)

	Nine Months Ended June 30, 2023
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(706)	$(11)	$(717)
Other comprehensive income (loss)	(29)	2	(27)
Balance of AOCI at the end of period	$(735)	$(9)	$(744)

	Three Months Ended June 30, 2022
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(95)	$(12)	$(107)
Other comprehensive income (loss)	(459)	1	(458)
Balance of AOCI at the end of period	$(554)	$(11)	$(565)

	Nine Months Ended June 30, 2022
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$75	$(16)	$59
Other comprehensive income (loss)	(629)	5	(624)
Balance of AOCI at the end of period	$(554)	$(11)	$(565)

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees, including officers, and 50,000 shares are reserved to be awarded to directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At June 30, 2023, there were 4,796 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At June 30, 2023, there were 199,100 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

At both June 30, 2023 and 2022, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the nine months ended June 30, 2023 and 2022.

Stock option activity for the nine months ended June 30, 2023 and 2022 is summarized as follows:

	Nine Months Ended June 30, 2023		Nine Months Ended June 30, 2022
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	421,925	$23.30	406,815	$21.62
Exercised	(27,055)	19.77	(29,770)	12.05
Granted	1,000	33.40	1,000	27.25
Forfeited	(7,800)	28.23	(18,170)	25.98
Options outstanding, end of period	388,070	$23.47	359,875	$22.20

The fair value of stock options is determined using the Black-Scholes valuation model.

The weighted average assumptions for options granted during the nine months ended June 30, 2023 were as follows:

Expected volatility	33%
Expected life (in years)	5
Expected dividend yield	2.99%
Risk free interest rate	3.58%
Grant date fair value per share	$8.65

The aggregate intrinsic value of options exercised during the nine months ended June 30, 2023 and 2022 was $345,000 and $475,000, respectively.

At June 30, 2023, there were 186,910 unvested options with an aggregate grant date fair value of $1.05 million, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2023 was $313,000.  There were 3,200 options vested during the nine months ended June 30, 2023 with a total fair value of $17,000.

At June 30, 2022, there were 173,670 unvested options with an aggregate grant date fair value of $830,000. There were 2,400 options that vested during the nine months ended June 30, 2022 with a total fair value of $9,400.

Additional information regarding options outstanding at June 30, 2023 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
9.00			14,000	$9.00	0.3	14,000	$9.00	0.3
10.26	-	10.71	45,000	10.55	1.6	45,000	10.55	1.6
15.67	-	19.13	74,500	16.53	6.1	38,410	16.18	4.9
26.50	-	27.40	107,820	27.32	8.3	21,140	27.15	6.4
28.23	-	29.69	111,950	28.77	6.8	55,550	29.33	5.2
31.80	-	33.40	34,800	31.85	5.4	27,060	31.80	5.3
			388,070	$23.47	6.1	201,160	$21.31	4.2

The aggregate intrinsic value of options outstanding at June 30, 2023 and 2022 was $1.58 million and $1.81 million, respectively.

As of June 30, 2023, unrecognized compensation cost related to unvested stock options was $893,000, which is expected to be recognized over a weighted average life of 2.22 years.

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

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2023 and September 30, 2022. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2023 and September 30, 2022 were as follows (dollars in thousands):

June 30, 2023	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$43,842	$—	$43,842
Investments in equity securities
Mutual funds	837	—	—	837
Total	$837	$43,842	$—	$44,679

September 30, 2022	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$41,415	$—	$41,415
Investments in equity securities
Mutual funds	835	—	—	835
Total	$835	$41,415	$—	$42,250

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2023 and the year ended September 30, 2022.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2023 (dollars in thousands):

	Estimated Fair Value
	Level 1	Level 2	Level 3
Impaired loans:
Commercial business loans	$—	$—	$122
Total	$—	$—	$122

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2023 (dollars in thousands):

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

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a representative fair value for these types of items as of June 30, 2023 and September 30, 2022. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with GAAP, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of June 30, 2023 and September 30, 2022 (dollars in thousands):

	June 30, 2023
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$129,953	$129,953	$129,953	$—	$—
CDs held for investment	16,931	16,767	16,767	—	—
Investment securities	318,895	304,313	161,458	142,855	—
Investments in equity securities	837	837	837	—	—
FHLB stock	2,802	2,802	2,802	—	—
Other investments	3,000	3,000	3,000	—	—
Loans receivable, net	1,260,647	1,219,328	—	—	1,219,328
Accrued interest receivable	5,451	5,451	5,451	—	—

Financial liabilities
Certificates of deposit	251,313	248,541	—	—	248,541
FHLB borrowings	15,000	14,665	—	—	14,665
Accrued interest payable	881	881	881	—	—

	September 30, 2022
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$316,755	$316,755	$316,755	$—	$—
CDs held for investment	22,894	22,519	22,519	—	—
Investment securities	308,023	291,198	158,578	132,620	—
Investments in equity securities	835	835	835	—	—
FHLB stock	2,194	2,194	2,194	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	748	758	758	—	—
Loans receivable, net	1,132,426	1,124,579	—	—	1,124,579
Accrued interest receivable	4,483	4,483	4,483	—	—

Financial liabilities
Certificates of deposit	122,584	120,807	—	—	120,807
Accrued interest payable	108	108	108	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU 2016-13 also changes the accounting for PCI debt securities and loans. ASU

2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a "smaller reporting company" filer with the U.S. Securities and Exchange Commission, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company expects a change in the processes and procedures to calculate the allowance for loan losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the current accounting practice that utilizes the incurred loss model. In addition, the current policy for OTTI on investment securities available for sale will be replaced with an allowance approach. The Company is reviewing the requirements of ASU 2016-13 and has begun developing and implementing processes and procedures to help ensure that it is fully compliant with ASU 2016-13 at the adoption date. At this time, the Company does not expect the allowance for loan losses to materially change as a result of the implementation of ASU 2016-13 and expects to finalize the calculation in the first quarter of the fiscal year ending September 30, 2024.

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

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606") applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended June 30, 2023, the Company recognized $970,000 in service charges on deposits, $1.34 million in ATM and debit card interchange transaction fees, $27,000 in escrow fees, and $1,000 in fee income from non-deposit investment sales. For the nine months ended June 30, 2023, the Company recognized $2.81 million in service charges on deposits, $3.86 million in ATM and debit card interchange transaction fees, $85,000 in escrow fees and $35,000 in fee income from non-deposit investment sales. For the three months ended June 30, 2022, the Company recognized $1.05 million in service charges on deposits, $1.35 million in ATM and debit card interchange transaction fees, $41,000 in escrow fees, and $4,000 in fee income from non-deposit investment sales. For the nine months ended June 30, 2022, the Company recognized $2.98 million in service charges on deposits, $3.87 million in ATM and debit card interchanges transaction fees, $164,000 in escrow fees, and $14,000 in fee income from non-deposit investment sales.

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

A summary of the Company's commitments at June 30, 2023 are listed below (in thousands):

June 30, 2023
Undisbursed portion of construction loans in process (see Note 4)	$104,774
Undisbursed lines of credit	139,400
Commitments to extend credit	29,881
$274,055

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $327,000 at June 30, 2023. These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

The Bank has an employee severance compensation plan which expires in 2027 that provides for severance pay benefits to eligible employees in the event of a change in control of Timberland Bancorp or the Bank (as defined in the plan).  In general, all employees with two or more years of service will be eligible to participate in the plan.  Under the plan, in the event of a change in control of Timberland Bancorp or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service or officer rank with the Bank.  The maximum payment for any eligible employee would be equal to 18 months of the employee’s current compensation.

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

The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2023.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war including Russia's invasion of Ukraine, as well as increasing supply chain disruptions, higher inflation and the impact of current and future monetary policies of the Federal Reserve in response thereto; credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; transition away from the London Interbank Offered Rate ("LIBOR") toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Board of Governors of the Federal Reserve System ("Federal Reserve") and of our

bank subsidiary by the FDIC, the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans in our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; the quality and composition of our securities portfolio and the impact if any adverse changes in the securities markets, including on market liquidity; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2022 Form 10-K.

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 offices (including its main office in Hoquiam). At June 30, 2023, the Company had total assets of $1.81 billion, net loans receivable of $1.26 billion, total deposits of $1.55 billion and total shareholders’ equity of $229.26 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and non-interest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve has increased the target range for the federal funds rate by 500 basis points, including 200 basis points during the first nine months of fiscal 2023, to a range of 5.00% to 5.25% as of June 30, 2023. Subsequent to June 30, 2023, the FOMC increased the target range for the federals funds rate by an additional 25 basis points taking benchmark borrowing costs to their highest level in more than 22 years.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company recorded a provision for loan losses of $610,000 and $1.61 million for the three and nine months ended June 30, 2023, respectively, primarily due to loan portfolio growth. There was no provision for loan losses for the three and nine months ended June 30, 2022.

Net income is also affected by non-interest income and non-interest expense.  For the three and nine months ended June 30, 2023, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold, escrow fees and other operating income.  Non-interest income is also increased by net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any.  Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

Comparison of Financial Condition at June 30, 2023 and September 30, 2022

The Company’s total assets decreased by $52.80 million, or 2.8%, to $1.81 billion at June 30, 2023 from $1.86 billion at September 30, 2022.  The decrease in total assets was primarily due to a decrease in total cash and cash equivalents, which was partially offset by increases in loans receivable and investment securities. Cash and cash equivalents were also used to fund the decrease in total deposits.

Net loans receivable increased by $128.22 million, or 11.3%, to $1.26 billion at June 30, 2023 from $1.13 billion at September 30, 2022, primarily due to increases in one- to four-family, multi-family construction, commercial real estate, multi-family, and custom and owner/builder construction loans as well as smaller increases in several other loan categories. These increases to net loans receivable were partially offset by smaller decreases in several other loan categories.

Total deposits decreased by $79.45 million, or 4.9%, to $1.55 billion at June 30, 2023 from $1.63 billion at September 30, 2022, primarily due to decreases in non-interest bearing account balances, NOW checking account balances, money market account balances, and savings account balances. These increases were partially offset by increases in certificates of deposit account balances.

Shareholders’ equity increased by $10.69 million, or 4.9%, to $229.26 million at June 30, 2023 from $218.57 million at September 30, 2022.  The increase in shareholders' equity was primarily due to net income and proceeds from stock options exercised and was partially offset by the payment of dividends to common shareholders and the repurchase of common stock.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $192.77 million, or 56.8%, to $146.88 million at June 30, 2023 from $339.65 million at September 30, 2022. The decrease was primarily a result of deploying overnight liquidity into higher-earning loan originations and investment securities, as well as to fund deposit withdrawals.

Investment Securities:  Investment securities (including investments in equity securities) increased by $10.87 million, or 3.5%, to $319.73 million at June 30, 2023 from $308.86 million at September 30, 2022. This increase was primarily due to the purchase of additional U.S. government agency securities and mortgage-backed investment securities during the nine months ended June 30, 2023, as the Company placed a portion of its excess overnight liquidity into higher-earning investment securities during the period. These increases were partially offset by the sale of $8.83 million of available for sale investment securities (for a gain of $95,000) and to a lesser extent maturities, prepayments and scheduled amortization of other investment securities. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased $608,000, or 27.7% to $2.80 million at June 30, 2023 from $2.19 million at September 30, 2022, due to purchases required by the FHLB due to the increase in total assets and borrowings.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both June 30, 2023 and September 30, 2022. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $128.22 million, or 11.3%, to $1.26 billion at June 30, 2023 from $1.13 billion at September 30, 2022.  The increase was primarily due to increases of $53.16 million in one- to four- family loans, $20.37 million in commercial real estate loans, $17.36 million in owner/builder and custom construction loans, $16.75 million in multi-family loans, $12.08 million in commercial business loans and smaller increases in other categories. These increases were partially offset by smaller decreases in several other categories.

Loan originations decreased by $163.38 million, or 37.5%, to $272.54 million for the nine months ended June 30, 2023 from $435.92 million for the nine months ended June 30, 2022.  The decrease in loan originations was primarily due to a decrease in the amount of commercial real estate, one- to four-family loans and commercial business loans originated. The decrease was partially offset by increases in multi-family loan originations. The Company generally sells longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. Sales of fixed-rate one- to four-family mortgage loans decreased by $44.09 million, or 86.4%, to $6.96 million for the nine months ended June 30, 2023 from $51.05 million for the nine months ended June 30, 2022, primarily due to decreased refinance activity for one- to four-

family loans due to rising interest rates, declining homes sales and a decision to keep more single family loans originated during the period in the portfolio.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $324,000, or 1.5%, to $21.57 million at June 30, 2023 from $21.90 million at September 30, 2022.  This decrease was primarily due to scheduled depreciation and to a lesser extent the sale of a vacant land parcel.

OREO (Other Real Estate Owned):  At June 30, 2023 and September 30, 2022, total OREO and other repossessed assets consisted of two land parcels with no recorded value.

BOLI (Bank Owned Life Insurance): BOLI increased by $470,000 or 2.1%, to $23.28 million at June 30, 2023 from $22.81 million at September 30, 2022. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both June 30, 2023 and September 30, 2022. CDI decreased by $203,000, or 21.4%, to $745,000 at June 30, 2023 from $948,000 at September 30, 2022 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loan Servicing Rights, Net: Loan servicing rights, net decreased by $702,000 or 23.2%, to $2.32 million at June 30, 2023 from $3.02 million at September 30, 2022, primarily due to the amortization of servicing rights. The principal amount of loans serviced for Freddie Mac and SBA decreased by $18.92 million to $391.37 million at June 30, 2023 from $410.29 million at September 30, 2022.

Deposits: Deposits decreased by $79.45 million, or 4.9%, to $1.55 billion at June 30, 2023 from $1.63 billion at September 30, 2022. The decrease was primarily due to a $77.33 million decrease in non-interest bearing account balances, a $50.02 million decrease in NOW checking account balances, a $41.57 million decrease in savings account balances and a $39.26 million decrease in money market account balances. These decreases were partially offset by a $128.73 million increase in certificates of deposit account balances (including an increase of $38.32 million in brokered deposits). The net decrease in deposits was primarily due to competitive pricing pressure and customers moving excess funds to alternative higher yielding investments as well as general declines in individual customer balances.

Deposits consisted of the following at June 30, 2023 and September 30, 2022 (dollars in thousands):

	June 30, 2023		September 30, 2022
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$452,729	29.2%	$530,058	32.5%
NOW checking	397,761	25.6	447,779	27.5
Savings	241,651	15.6	283,219	17.4
Money market	209,276	13.5	248,536	15.2
Certificates of deposit under $250	148,142	9.5	100,754	6.1
Certificates of deposit $250 and over	64,849	4.2	21,830	1.3
Certificates of deposit - brokered	38,322	2.4	—	—
Total	$1,552,730	100.0%	$1,632,176	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings increased to $15.00 million at June 30, 2023, as the Company borrowed funds consistent with its asset-liability objectives. The borrowings consist of one $5.00 million borrowing and one $10.00 million, with scheduled maturities in May 2026, both of which bear interest at 3.95%. The Company did not have any FHLB borrowings outstanding at September 30, 2022.

Shareholders’ Equity:  Total shareholders’ equity increased by $10.69 million, or 4.9%, to $229.26 million at June 30, 2023 from $218.57 million at September 30, 2022.  The increase was primarily due to net income of $20.48 million for the nine months ended June 30, 2023 and proceeds of $534,000 from the exercise of stock options, which was partially offset by dividend payments to common shareholders of $6.40 million, and the repurchase of 154,833 shares of the Company's common stock for $4.12 million.

Asset Quality: Non-performing assets to total assets was 0.09% at June 30, 2023 and 0.12% at September 30, 2022. Total non-performing assets decreased by $492,000, or 22.7%, to $1.67 million at June 30, 2023 from $2.17 million at September 30, 2022. The decrease in non-performing assets was due to a $473,000 decrease in non-accrual loans and a $19,000 decrease in non-accrual investment securities.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2023 and September 30, 2022 (dollars in thousands):

	June 30, 2023	September 30, 2022
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$373	$388
Commercial	686	657
Land	54	450
Consumer loans:
Home equity and second mortgage	184	255
Commercial business loans	289	309
Total loans accounted for on a non-accrual basis	1,586	2,059

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days or more past due loans	1,586	2,059

Non-accrual investment securities	87	106
Total non-performing assets (2)	$1,673	$2,165

TDRs on accrual status (3)	$2,604	$2,472

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.12%	0.18%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.09%	0.11%

Non-performing assets as a percentage of total assets	0.09%	0.12%

Loans receivable (4)	$1,275,954	$1,146,129

Total assets	$1,807,713	$1,860,508
___________________________________
(1) As of June 30, 2023 and September 30, 2022, there were no one- to four-family properties in the process of foreclosure.
(2) Does not include TDRs on accrual status.
(3) Does not include TDRs totaling $0 and $142 reported as non-accrual loans at June 30, 2023 and September 30, 2022, respectively.
(4)  Does not include loans held for sale, and loan balances are before the allowance for loan losses.

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2023 and 2022

Net income increased by $568,000, or 9.9%, to $6.31 million for the quarter ended June 30, 2023 from $5.74 million for the quarter ended June 30, 2022. Net income per diluted common share increased by $0.08, or 11.6%, to $0.77 for the quarter ended June 30, 2023 from $0.69 for the quarter ended June 30, 2022. The increases in net income and net income per diluted common share for the three months ended June 30, 2023 were primarily due to a $2.65 million increase in net interest income. This increase was partially offset by a $1.05 million increase in non-interest expense, a $227,000 decrease in non-interest income, a $610,000 increase in the provision for loans losses and a $194,000 increase in the provision for income taxes.

Net income increased by $3.93 million, or 23.7%, to $20.48 million for the nine months ended June 30, 2023 from $16.55 million for the nine months ended June 30, 2022. Net income per diluted common share increased by $0.50, or 25.4%, to $2.47 for the nine months ended June 30, 2023 from $1.97 for the nine months ended June 30, 2022. The increase in net income and net income per diluted common share was due to an $11.96 million increase in net interest income. This increase was partially offset by a $3.93 million increase in non-interest expense, a $1.41 million decrease in non-interest income, a $1.61 million increase in the provision for loan losses and a $1.08 million increase in the provision for income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income increased by $2.65 million, or 19.0%, to $16.63 million for the quarter ended June 30, 2023 from $13.98 million for the quarter ended June 30, 2022. The increase in net interest income was primarily due to an increase in the average yield on interest-earning assets and, to a lesser extent an increase in the average balance of loans and investment securities, as the Company placed a portion of its excess overnight liquidity into higher-earning loans during the period. This increase was partially offset by an increase in the average cost of interest-bearing liabilities.

Total interest and dividend income increased by $5.26 million, or 36.0%, to $19.89 million for the quarter ended June 30, 2023 from $14.63 million for the quarter ended June 30, 2022, primarily due to increases in the average yield and average balance of investment securities, the average yield and average balance of loans receivable and the average yield on interest-bearing deposits in banks and CDs. These increases were partially offset by a decrease in the average balance of interest-bearing deposits in banks and CDs.

The average balance of total interest-earning assets decreased by $109.96 million, or 6.1%, to $1.69 billion for the quarter ended June 30, 2023 from $1.80 billion for the quarter ended June 30, 2022. The average balance of investment securities increased by $67.33 million, or 26.1% and the average balance of loans receivable increased by $181.11 million, or 16.9%, which was partially offset by a decrease in the average balance of interest-bearing deposits in banks and CDs of $358.86 million, or 77.9% between the periods. During the quarter ended June 30, 2023, the accretion of the purchase accounting fair value discount on acquired loans increased interest income on loans by $22,000 compared to $63,000 for the quarter ended June 30, 2022. The incremental accretion will change during any period based on the volume of prepayments but is expected to decrease over time as the balance of the net discount declines. During the quarter ended June 30, 2023, there was a total of $87,000 of pre-payment penalties, non-accrual interest and late fees collected, compared to $246,000 collected for the quarter ended June 30, 2022. The average yield on interest-earning assets increased by 146 basis points to 4.72% for the quarter ended June 30, 2023 from 3.26% for the quarter ended June 30, 2022. The average yield on interest-bearing deposits in banks and CDs and on investment securities increased 396 basis points and 136 basis points to 4.79% and 2.94%, respectively, for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022, while the average yield on loans receivable increased 46 basis points to 5.17% during the same period.

Total interest expense increased by $2.61 million, or 404.7%, to $3.26 million for the quarter ended June 30, 2023 from $645,000 for the quarter ended June 30, 2022. The increase in interest expense was due to an increase in the cost of interest-bearing liabilities. The average cost of interest-bearing liabilities increased to 1.22% for the quarter ended June 30, 2023 from 0.23% for the quarter ended June 30, 2022. The average balance of interest-bearing liabilities decreased by $59.00 million, or 5.2%, to $1.07 billion for the quarter ended June 30, 2023 from $1.13 billion for the quarter ended June 30, 2022, primarily due to decreases in the average balances of NOW checking, money market, and savings accounts, partially offset by an increase in the average balance of certificate of deposit accounts and borrowings.

As a result of the increase in net interest income and the decrease in average balance of interest earning assets, net interest margin ("NIM") increased to 3.94% for the quarter ended June 30, 2023 from 3.11% for the quarter ended June 30, 2022.

Net interest income increased $11.96 million, or 30.2% to $51.53 million for the nine months ended June 30, 2023 from $39.57 million for the nine months ended June 30, 2022. The increase in net interest income was primarily due to a $16.90 million increase in total interest and dividend income that was partially offset by a $4.94 million increase in total interest expense.

Total interest and dividend income increased by $16.90 million, or 40.7%, to $58.39 million for the nine months ended June 30, 2023 from $41.49 million for the nine months ended June 30, 2022, due to increases in the average yield on interest earning assets and the average balances on loans receivable and investment securities. The average yield on interest-earning assets increased to 4.52% for the nine months ended June 30, 2023 from 3.14% for the nine months ended June 30, 2022. The average balance of loans receivable increased $173.12 million, or 16.8% and the average balance of investment securities increased $121.79 million, or 59.2%. These increases were partially offset by a $335.01 million, or 64.8%, decrease in the average balance of interest-bearing deposits in banks and CDs between the periods, resulting in a $39.90 million decrease in the average balance of total interest-earning assets to $1.72 billion for the nine months ended June 30, 2022.

Total interest expense increased by $4.94 million, or 257.5% to $6.86 million for the nine months ended June 30, 2023 from $1.92 million for the nine months ended June 30, 2022. The increase in interest expense was primarily due to an increase in the average cost of interest- bearing liabilities. The average cost of interest-bearing liabilities increased to 0.85% for the nine months ended June 30, 2023 from 0.23% for the nine months ended June 30, 2022. The average balance of interest bearing liabilities decreased by $15.28 million, or 1.4%, to $1.08 billion for the nine months ended June 30, 2023 from $1.10 billion for the nine months ended June 30, 2022, primarily due to decreases in the average balances of NOW checking, savings and money market accounts, partially offset by increases in the average balances of certificate of deposits and borrowings.

As a result of the increase in net interest income and the decrease in average balance of interest earning assets, NIM increased to 3.99% for the nine months ended June 30, 2023 from 2.99% for the nine months ended June 30, 2022.

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

	Three Months Ended June 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,254,044	$16,215	5.17%	$1,072,933	$12,628	4.71%
Investment securities (2)	324,844	2,384	2.94	257,513	1,016	1.58
Dividends from mutual funds, FHLB stock and other investments	6,541	70	4.28	6,082	25	1.64
Interest-bearing deposits in banks and CDs	101,798	1,220	4.79	460,657	958	0.83
Total interest-earning assets	1,687,227	19,889	4.72	1,797,185	14,627	3.26
Non-interest-earning assets	84,255			85,470
Total assets	$1,771,482			$1,882,655

Interest-bearing liabilities:
Savings	$255,463	118	0.19	$284,659	59	0.08
Money market	205,023	429	0.84	258,240	191	0.30
NOW checking	387,426	982	1.02	462,085	161	0.14
Certificates of deposit	210,950	1,594	3.03	125,132	234	0.75
Short-term borrowings	3,464	46	5.33	—	—	—
Long-term borrowings	8,791	86	3.92	—	—	—
Total interest-bearing liabilities	1,071,117	3,255	1.22	1,130,116	645	0.23
Non-interest-bearing deposits	462,315			529,770
Other liabilities	10,199			10,170
Total liabilities	1,543,631			1,670,056
Shareholders' equity	227,851			212,599
Total liabilities and
shareholders' equity	$1,771,482			$1,882,655

Net interest income		$16,634			$13,982
Interest rate spread			3.50%			3.03%
Net interest margin (3)			3.94%			3.11%
Ratio of average interest-earning assets to average interest- bearing liabilities			157.52%			159.03%
_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

	Nine Months Ended June 30,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,206,294	$45,622	5.04%	$1,033,173	$37,870	4.89%
Investment securities (2)	327,457	7,058	2.87	205,667	2,012	1.30
Dividends from mutual funds, FHLB stock and other investments	6,202	185	3.98	6,004	80	1.78
Interest-bearing deposits in banks and CDs	182,312	5,524	4.04	517,323	1,528	0.39
Total interest-earning assets	1,722,265	58,389	4.52	1,762,167	41,490	3.14
Non-interest-earning assets	84,167			84,426
Total assets	$1,806,432			$1,846,593

Interest-bearing liabilities:
Savings	$270,076	296	0.15	$275,684	171	0.08
Money market	221,131	1,116	0.67	241,734	530	0.29
NOW checking	413,372	2,322	0.75	448,028	439	0.13
Certificates of deposit	172,193	2,995	2.33	128,784	762	0.79
Short-term borrowings	1,157	46	5.32	3	—	0.23
Long-term borrowings	2,930	86	3.92	1,906	17	1.19
Total interest-bearing liabilities	1,080,859	6,861	0.85	1,096,139	1,919	0.23
Non-interest-bearing deposits	491,404			530,038
Other liabilities	9,896			9,938
Total liabilities	1,582,159			1,636,115
Shareholders' equity	224,273			210,478
Total liabilities and
shareholders' equity	$1,806,432			$1,846,593

Net interest income		$51,528			$39,571

Interest rate spread			3.67%			2.91%
Net interest margin (3)			3.99%			2.99%
Ratio of average interest-earning assets to average interest- bearing liabilities			159.34%			160.76%

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

	Three months ended June 30, 2023 compared to three months ended June 30, 2022 increase (decrease) due to			Nine months ended June 30, 2023 compared to nine months ended June 30, 2022 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$1,323	$2,264	$3,587	$1,237	$6,515	$7,752
Investment securities	1,049	319	1,368	3,382	1,664	5,046
Dividends from mutual funds, FHLB stock and other investments	43	2	45	102	3	105
Interest-bearing deposits in banks and CDs	1,508	(1,246)	262	4,297	(301)	3,996
Total net increase in income on interest-earning assets	3,923	1,339	5,262	9,018	7,881	16,899

Interest-bearing liabilities:
Savings	66	(7)	59	128	(3)	125
Money market	285	(47)	238	627	(41)	586
NOW checking	851	(30)	821	1,913	(30)	1,883
Certificates of deposit	1,110	250	1,360	1,902	331	2,233
Short term FHLB borrowings	23	23	46	23	23	46
Long-term borrowings	43	43	86	34	35	69
Total net increase in expense on interest-bearing liabilities	2,378	232	2,610	4,627	315	4,942

Net increase in net interest income	$1,545	$1,107	$2,652	$4,391	$7,566	$11,957

Provision for Loan Losses: There was a $610,000 provision for loan losses for the quarter ended June 30, 2023, primarily due to the increase in loans receivable during the period. There was no provision made for loan losses for the quarter ended June 30, 2022. For the quarter ended June 30, 2023, there were net charge-offs of $1,000 compared to no net charge-offs for the quarter ended June 30, 2022. Non-accrual loans decreased by $473,000, or 23.0%, to $1.59 million at June 30, 2023 from $2.06 million at September 30, 2022 and decreased by $705,000, or 30.8%, from $2.29 million at June 30, 2022. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by $253,000, or 12.1%, to $1.84 million at June 30, 2023, from $2.10 million at September 30, 2022 and decreased by $689,000, or 27.3%, from $2.53 million one year ago.

The $519,000 balance of SBA PPP loans was omitted from the Company's normal allowance for loan losses calculation at June 30, 2023, as these loans are fully guaranteed by the SBA and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

There was a $1.61 million provision for loan losses for the nine months ended June 30, 2023, primarily due to the increase in loans receivable during the period. There was no provision for loan losses made for the nine months ended June 30, 2022. For the nine months ended June 30, 2023, there were net charge-offs of $6,000 compared to net charge offs of $36,000 for the nine months ended June 30, 2022.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis, the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses. Impaired loans are subjected to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment reserve amount on impaired loans determined at June 30, 2023 was $123,000 and $127,000 at both September 30, 2022 and June 30, 2022.

In accordance with GAAP, acquired loans are recorded at their estimated fair value, which results in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value, and, as a result, no allowance for loan losses is recorded for acquired loans at the acquisition date. The discount recorded on the acquired loans is not reflected in the allowance for loan losses or related allowance coverage ratios. The remaining fair value discount associated with $13.92 million in loans that were acquired in the South Sound Acquisition was $203,000 at June 30, 2023.

Based on its comprehensive analysis, management believes that the allowance for loan losses of $15.31 million at June 30, 2023 (1.20% of loans receivable and 965.1% of non-performing loans) was adequate to provide for probable losses inherent in the loan portfolio based on an evaluation of known and inherent risks in the loan portfolio at that date.  The allowance for loan losses was $13.70 million (1.20% of loans receivable and 665.5% of non-performing loans) at September 30, 2022 and $13.43 million (1.22% of loans receivable and 586.3% of non-performing loans) at June 30, 2022. While the Company believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to significantly increase its allowance for loan losses. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate. A further decline in national and local economic conditions, as a result of the effects of inflation, a potential recession or slowing economic growth, among other factors, could result in a material increase in the allowance for loan losses and may adversely affect the Company's financial condition and results of operations. For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income decreased by $227,000, or 7.3%, to $2.88 million for the quarter ended June 30, 2023 from $3.10 million for the quarter ended June 30, 2022. This decrease was primarily due to a $178,000 decrease in net gain on sales of loans, an $82,000 decrease in service charges on deposits and smaller decreases in several other categories. These decreases were partially offset by a $95,000 gain on sale of investment securities, and smaller increases in several other categories. The decrease in net gain on sales of loans was primarily due to a decrease in the dollar amount of fixed-rate one- to four-family loans originated and sold during the current quarter reflecting reduced refinance activity compared to the same period last year. Gain on sale of loans was also impacted by rising interest rates, declining homes sales and a decision to retain a higher percentage of single family loans originated during the quarter in the portfolio rather than selling them. The gain on sale of securities was due to the sale of $8.83 million of available for sale investment securities.

Total non-interest income for the nine months ended June 30, 2023 decreased by $1.41 million, or 14.7%, to $8.22 million from $9.63 million for the nine months ended June 30, 2022. This decrease was primarily due to a $1.19 million decrease in gain on sales of loans, a $169,000 decrease in service charges on deposits, a $119,000 decrease in the valuation recovery on loan servicing rights, and smaller decreases in several other categories. These decreases to non-interest income were partially offset by a $95,000 gain on sale of investment securities, and smaller increases in several other categories.

Non-interest Expense:  Total non-interest expense increased by $1.05 million, or 10.7%, to $10.93 million for the quarter ended June 30, 2023 from $9.87 million for the quarter ended June 30, 2022. This increase was primarily due to an $617,000 increase in salaries and employee benefits, a $246,000 increase in data processing and telecommunication expense, a $114,000 increase in deposit operations, a $106,000 increase in premises and equipment expense and smaller increases in several other categories, which were partially offset by smaller decreases in several categories. The increase in salaries and other employee benefits was primarily due to annual salary adjustments (effective October 1, 2022). The increase in data processing and telecommunication expense was primarily due to the addition of several technology products and increased processing volumes. The increase in deposits operations was primarily due to an increase in unrecovered overdrafts and fraud related expenses. The efficiency ratio for the current quarter improved to 56.01% from 57.80% for the comparable quarter one year ago.

Total non-interest expense increased by $3.93 million, or 13.8%, to $32.41 million for the nine months ended June 30, 2023 from $28.47 million for the nine months ended June 30, 2022. This increase was primarily due to a $2.20 million increase in salaries and employee benefits, a $632,000 increase in data processing and telecommunication expense, and smaller increases in several other categories, which were partially offset by smaller decreases in several categories. The increase in salaries and other employee benefits was primarily due to annual salary adjustments (effective October 1, 2022). The increase in data processing and telecommunication expense was primarily due to the addition of several technology products and increased processing volumes.

Provision for Income Taxes: The provision for income taxes increased by $194,000, or 13.2%, to $1.67 million for the quarter ended June 30, 2023 from $1.47 million for the quarter ended June 30, 2022. The provision for income taxes increased by $1.08 million, or 25.8%, to $5.25 million for the nine months ended June 30, 2023 from $4.18 million for the nine months ended June 30, 2022. The increases in the provision for income taxes were primarily due to higher income before income taxes. The Company's effective income tax rate was 20.9% for the quarter ended June 30, 2023 and 20.4% for the quarter ended June 30, 2022. The Company's effective tax rate was 20.4% for the nine months ended June 30, 2023 from 20.1% for the nine months ended June 30, 2022.

Liquidity

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing investment securities, maturing CDs held for investment and borrowings, if needed, from the FHLB and FRB .  While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2023, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 15.59%.  At June 30, 2023, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which $15.00 million was outstanding. The Bank had $549.08 million available for borrowings with the FHLB at June 30, 2023. The Bank maintains two short-term borrowing lines with the FRB with total credit based on eligible collateral: Borrower-in-Custody ("BIC") and Bank Term Funding Program ("BTFP").  At June 30, 2023, the Bank had no outstanding balance on the BIC line, under which $85.00 million was available for future borrowings. At June 30, 2023, the Bank had no outstanding balance on the BTFP line, under which $57.00 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2023, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposits withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the nine months ended June 30, 2023 and 2022, the Bank originated $272.54 million and $435.92 million of loans, respectively. At June 30, 2023, the Bank had loan commitments totaling $169.28 million and undisbursed construction loans in process totaling $104.77 million.  Investment securities purchased during the nine months ended June 30, 2023 and 2022 totaled $32.60 million and $167.67 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the nine months ended June 30, 2023 and 2022, the Bank sold $6.96 million and $51.05 million, respectively, in loans and loan participation interests.  During the three and nine months ended June 30, 2023, the Bank received $33.53 million and $130.21 million in principal repayments, respectively. During the three and nine months ended June 30, 2022, the Bank received $64.02 million and $249.16 million in principal repayments, respectively.

The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment and investment securities available for sale (including equity securities) decreased to $191.56 million at June 30, 2023 from $381.90 million at September 30, 2022. CDs that are scheduled to mature in less than one year from June 30, 2023 totaled $206.18 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

Based on current objectives, there are no projects scheduled for capital investments in premises and equipment during the remaining three months ending September 30, 2023 that would materially impact liquidity.

For the remaining three months in the year ending September 30, 2023, the Bank projects that fixed commitments will include $82,000 of operating lease payments. There are no scheduled payments and maturities of FHLB borrowings during the fiscal year 2023. In addition, at June 30, 2023, there were other future obligations and accrued expenses of $8.78 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to is operating expenses, Timberland Bancorp is responsible for paying any dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2023, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $552,000.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.23 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2023 at the rate of $0.23 per share, the average total dividend paid each quarter would be approximately $1.86 million based on the number of current outstanding shares at June 30, 2023 (which assumes no increases or decrease in the number of shares).

From time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. In February 2021, the Company’s board of directors announced a plan to repurchase 415,970 shares of the Company's common stock. On July 25, 2023, the Company terminated the February 2021 stock repurchase program, which had 74,212 shares remaining for future purchases, and announced the adoption of a new stock repurchase program. Under the new repurchase program, the Company may repurchase up to 5% of the outstanding shares, or 404,708 shares. The July 2023 repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deem appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information on the Company’s stock repurchases, see “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” contained in Part II of this report.

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

Based on its capital levels at June 30, 2023, the Bank exceeded all regulatory capital requirements as of that date. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2023, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2023 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$214,600	12.14%	$70,723	4.00%	$88,404	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	214,600	18.04	53,542	4.50	77,339	6.50
Tier 1 capital	214,600	18.04	71,390	6.00	95,186	8.00
Total capital	229,482	19.29	95,186	8.00	118,983	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At June 30, 2023, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2023, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2023 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$215,634	12.27%
Risk-based Capital Ratios:
Common equity Tier 1 capital	215,634	18.11
Tier 1 capital	215,634	18.11
Total capital	230,526	19.36

Key Financial Ratios and Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
PERFORMANCE RATIOS:
Return on average assets	1.42%	1.22%	1.51%	1.19%
Return on average equity	11.07%	10.80%	12.17%	10.48%
Net interest margin	3.94%	3.11%	3.99%	2.99%
Efficiency ratio	56.01%	57.80%	54.24%	57.87%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s 2022 Form 10-K.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Chief Financial Officer and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in the Company's internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended June 30, 2023:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
4/1/2023 - 4/30/2023	5,293	$25.76	5,293	178,919
5/1/2023 - 5/31/2023	50,707	23.68	50,707	128,212
6/1/2023 - 6/30/2023	54,000	24.75	54,000	74,212
Total	110,000	$24.31	110,000	74,212

(1) On February 24, 2021, the Company announced a plan to repurchase 415,970 shares of the Company's common stock. This repurchase program was terminated on July 25, 2023. On July 25, 2023 the Company announced the adoption of a new stock repurchase program. Under the new repurchase program, Timberland may repurchase up to 5% or the outstanding shares, or 404,708 shares. The new stock repurchase program replaces the existing stock repurchase program, which had 74,212 shares available to be repurchased. The July 2023 repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deem appropriate.

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
None to be reported.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (1)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.3	Form of Incentive Stock Option Agreement (5)
10.4	Form of Non-qualified Stock Option Agreement (5)
10.5	Employment Agreement with Dean J. Brydon (6)
10.6	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (7)
10.7	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101	The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2023 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements
104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101
_________________

(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).
(2)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on July 13, 2023.
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

Timberland Bancorp, Inc.

Date: August 7, 2023	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2023	By: /s/Marci A. Basich
Marci A. Basich
Chief Financial Officer
(Principal Financial Officer)