Form 10-K
period 2023-09-30
TIMBERLAND BANCORP INC
filed 2023-12-11
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended	September 30, 2023	OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:	0-23333

TIMBERLAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington			91-1863696
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

624 Simpson Avenue,	Hoquiam,	Washington	98550
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:			(360)	533-4747

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	TSBK	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐   No    ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐        No    ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)   Yes   ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1.b. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No    ☒
As of December 4, 2023, the registrant had 8,110,608 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2023, was $221.65 million (8,203,174 shares at $27.02).  For purposes of this calculation, common stock held by officers and directors of the registrant was included.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders (Part III).

TIMBERLAND BANCORP, INC.
2023 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms "we," "our," or "us," refer to Timberland Bancorp, Inc. and its consolidated subsidiary, unless the context otherwise requires.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance.  These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth caused by increasing political instability from acts of war, as well as supply chain disruptions, higher inflation the impact of current and future monetary policies of the Board of Governors of the Federal Reserve System ("Federal Reserve") in response thereto; credit risks of lending activities, including changes in the level and trend of loan delinquencies and write-offs and changes in our allowance for loan losses and provision for loan losses that may be impacted by deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio may result in our allowance for loan losses not being adequate to cover actual losses, and require us to materially increase our loan loss reserves; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; the transition away from the London Interbank Offered Rate ("LIBOR"), toward new interest rate benchmarks; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and of our bank subsidiary by the Federal Deposit Insurance Corporation ("FDIC"), the Washington State Department of Financial Institutions, Division of Banks ("Division" or "DFI") or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for loan losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans in our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; the quality and composition of our securities portfolio and the impact if any adverse changes in the securities markets, including on market liquidity; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism. and other external events on our business; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services and other risks described elsewhere in this Form 10-K and in the Company's other reports filed with or furnished to the Securities and Exchange Commission.

Any of the forward-looking statements that we make in this Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2024 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's consolidated financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp" or the "Company”), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Bank (the "Bank").  At September 30, 2023, on a consolidated basis, the Company had total assets of $1.84 billion, net loans receivable of $1.30 billion, total deposits of $1.56 billion and total shareholders’ equity of $233.07 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corp.

The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 branches (including its main office in Hoquiam). The Bank’s deposits are insured up to applicable legal limits by the FDIC.  The Bank has been a member of the Federal Home Loan Bank System since 1937.  The Bank is regulated by the DFI and the FDIC. The Company is regulated by the Federal Reserve.

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

Grays Harbor County has a population of 77,000 according to the United States ("U.S.") Census Bureau 2022 estimates and a median family income of $86,000 according to 2023 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries.  Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County decreased to 4.8% at September 30, 2023 from 5.8% at September 30, 2022.  The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2023 decreased 1.7% to $351,300 from $357,200 for the comparable prior year period.  The number of home sales decreased 4.2% for the quarter ended September 30, 2023 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located in the county.

Pierce County is the second most populous county in the state and has a population of 927,000 according to the U.S. Census Bureau 2022 estimates.  The county’s median family income is $112,600 according to 2023 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area decreased to 3.9% at September 30, 2023 from 4.3% at September 30, 2022. The median price of a resale home in Pierce County for the quarter ended September 30, 2023 decreased 1.7% to $545,200 from $554,900 for the comparable prior year period.  The number of home sales decreased 10.7% for the quarter ended September 30, 2023 compared to the same quarter one year earlier.  The Bank has five branches located in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 299,000 according to the U.S. Census Bureau 2022 estimates and a median family income of $102,500 according to 2023 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area decreased to 3.4% at September 30, 2023 from 3.8% at September 30, 2022. The median price of a resale home in Thurston County for the quarter ended September 30, 2023 increased 4.7% to $516,300 from $493,000 for the same quarter one year earlier.  The number of home sales decreased 7.0% for the quarter ended September 30, 2023 compared to the same quarter one year earlier.  The Bank has six branches located in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 278,000 according to the U.S. Census Bureau 2022 estimates and a median family income of $113,500 according to 2023 HUD estimates.  The Bank has two branches located in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area decreased to 3.5% at September 30, 2023 from 3.6% at September 30, 2022.  The median price of a resale home in Kitsap County for the quarter ended September 30, 2023 increased 2.0% to $552,700 from $541,600 for the same quarter one year earlier.  The number of home sales decreased 7.8% for the quarter ended September 30, 2023 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.3 million according to the U.S. Census Bureau 2022 estimates.  The Bank has one branch located in King County.  The county’s median family income is $146,500 according to 2023 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech. According to the Washington State Employment Security Department, the unemployment rate for the King County area increased to 3.6% at September 30, 2023 from 2.9% at September 30, 2022. The median price of a resale home in King County for the quarter ended September 30, 2023 increased 1.6% to $908,100 from $893,800 for the same quarter one year earlier.  The number of home sales decreased 10.0% for the quarter ended September 30, 2023 compared to the same quarter one year earlier.

Lewis County has a population of 85,000 according to the U.S. Census Bureau 2022 estimates and a median family income of $86,000 according to 2023 HUD estimates.  The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services.  According to the Washington State Employment Security Department, the unemployment rate in Lewis County decreased to 4.3% at September 30, 2023 from 4.7% at September 30, 2022. The median price of a resale home in Lewis County for the quarter ended September 30, 2023 increased 3.6% to $410,900 from $396,500 for the same quarter one year earlier.  The number of home sales decreased 9.8% for the quarter ended September 30, 2023 compared to the same quarter one year earlier.  The Bank has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, multi-family properties, commercial real estate, and on raw or developed land, and the origination of construction loans, primarily for the construction of one- to four-family residences.  The Bank’s net loans receivable totaled $1.30 billion at September 30, 2023, representing 70.8% of consolidated total assets, and at that date, commercial real estate, construction (including undisbursed loans in process), multi-family and land loans were $996.01 million, or 69.8% of total loans.  Commercial real estate, construction, multi-family, and land loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 90% of its legal lending limit (which is 20% of its capital plus surplus). According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for loan losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2023, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $42.31 million under this policy.  At September 30, 2023, the largest amount outstanding to any one borrower and the borrower’s related entities was $38.12 million (including $5.28 million in available lines of credit), which was secured by various commercial real estate and residential properties and other business assets located primarily in King and Pierce counties, and these loans were performing according to their repayment terms at September 30, 2023.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $33.98 million (including $1.56 million of undisbursed construction loan proceeds).  These loans were secured by multi-family, one- to four-family and commercial real estate properties located primarily in Thurston County and were performing according to their repayment terms at September 30, 2023.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family (1)	$253,227	17.75%	$176,116	14.05%	$119,935	11.08%
Multi-family	127,176	8.91	95,025	7.58	87,563	8.09
Commercial	568,265	39.84	536,650	42.81	470,650	43.49
Construction - custom and owner/builder	129,699	9.09	119,240	9.51	109,152	10.08
Construction - speculative one- to four-family	17,099	1.20	12,254	0.98	17,813	1.65
Construction - commercial	51,064	3.58	40,364	3.22	43,365	4.01
Construction - multi-family	57,140	4.01	64,480	5.14	52,071	4.81
Construction - land development	18,841	1.32	19,280	1.54	10,804	1.00
Land	26,726	1.87	26,854	2.14	19,936	1.84
Total mortgage loans	1,249,237	87.57	1,090,263	86.97	931,289	86.05

Consumer Loans:
Home equity and second mortgage	38,281	2.68	35,187	2.81	32,988	3.05
Other	2,772	0.20	2,128	0.17	2,512	0.23
Total consumer loans	41,053	2.88	37,315	2.98	35,500	3.28

Commercial Loans:
Commercial business	135,802	9.52	125,039	9.97	74,579	6.89
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP")	466	0.03	1,001	0.08	40,922	3.78
Total commercial business and SBA PPP loans	136,268	9.55	126,040	10.05	115,501	10.67
Total loans receivable	1,426,558	100.00%	1,253,618	100.00%	1,082,290	100.00%

Less:
Undisbursed portion of construction loans in process	(103,194)		(103,168)		(95,224)
Deferred loan origination fees, net	(5,242)		(4,321)		(5,143)
Allowance for loan losses	(15,817)		(13,703)		(13,469)
Total loans receivable, net	$1,302,305		$1,132,426		$968,454
___________
(1)Does not include loans held for sale of $400, $748, and $3,217 at September 30, 2023, 2022, and 2021, respectively.

Residential One- to Four-Family Lending.  At September 30, 2023, $253.23 million, or 17.8%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal Home Loan Bank of Des Moines ("FHLB").  From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated. At September 30, 2023, $110.15 million, or 43.5%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans. All the Bank’s ARM loans are retained in its loan portfolio. The Bank offers several ARM products which adjust annually or every three to five years after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%. These ARM products generally are re-priced utilizing the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 4.00%.  The Bank also offers ARM loans tied to the Wall Street Journal prime lending rate ("Prime Rate") index which typically do not have periodic or lifetime adjustment limits.  Loans tied to the Prime Rate normally have margins ranging up to 3.0%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2023, $143.07 million, or 56.5%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

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

The Bank requires that fire and extended coverage casualty insurance, and flood insurance if appropriate, be maintained on the collateral for all of its real estate secured loans.

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 85% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80%

(90% for loans originated for sale in the secondary market to Freddie Mac or the FHLB). At September 30, 2023, two one- to four-family loans totaling $368,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending. At September 30, 2023, $127.18 million, or 8.9%, of the Bank’s total loan portfolio was secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term FHLB borrowing, with principal and interest payments fully amortizing over terms of up to 30 years. At September 30, 2023, the Bank’s largest multi-family loan had an outstanding principal balance of $10.00 million and was secured by an apartment building located in Thurston County. At September 30, 2023, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements. At September 30, 2023, all multi-family loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending. Commercial real estate loans totaled $568.27 million, or 39.8%, of the total loan portfolio at September 30, 2023.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years. These loans are secured by properties, such as industrial warehouses, medical/dental offices, office buildings, retail/wholesale facilities, mini-storage facilities, hotel/motels, nursing homes, restaurants, convenience stores, shopping centers and mobile home parks, generally located in the Bank’s primary market area. At September 30, 2023, the largest commercial real estate loan was secured by a medical office building in Thurston County, had a balance of $7.75 million and was performing according to its repayment terms. At September 30, 2023, two commercial real estate loans totaling $683,000 were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Construction Lending. The Bank currently originates two types of residential construction loans: (i) custom construction and owner/builder construction loans and (ii) speculative construction loans. The Bank believes that its lengthy experience in providing residential construction loans has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending. The Bank also originates construction loans for commercial properties, multi-family properties, and land development projects. The Bank's construction loans generally provide for the payment of interest only during the construction phase, which is billed monthly, although during the term of some construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. At September 30, 2023, the Bank's construction loans totaled $273.84 million, or 19.2% of the Bank's total loan portfolio, including undisbursed loans in process of $103.19 million. All construction loans were performing according to their repayment terms at September 30, 2023. See "Lending Activities - Non-performing Loans and Delinquencies."

At September 30, 2023 and 2022, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2023		2022
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$129,699	47.36%	$119,240	46.65%
Speculative one- to four-family	17,099	6.24	12,254	4.79
Commercial real estate	51,064	18.65	40,364	15.79
Multi-family	57,140	20.87	64,480	25.23
Land development	18,841	6.88	19,280	7.54
Total	$273,843	100.00%	$255,618	100.00%

Custom and owner/builder construction loans are originated to home owners and are typically converted to or refinanced into permanent loans at the completion of construction. The construction phase of these loans generally lasts up to 12 months with fixed interest rates typically ranging from 4.88% to 10.50% and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property. At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio. At September 30, 2023, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $1.18 million (including $502,000 of undisbursed loans in process) and was performing according to its repayment terms.

Speculative one- to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and pay real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates generally ranging from 6.50% to 9.50%, and with a loan-to-value ratio of no more than 80% of the appraised value of the completed property.  At September 30, 2023, the largest aggregate outstanding balance to one borrower for speculative one- to four-family construction loans totaled $3.12 million (including $796,000 of undisbursed loans in process) and was comprised of five loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2023, these loans amounted to $108.20 million, or 39.5%, of construction loan balances. These loans are typically secured by apartment buildings, condominiums, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area. At September 30, 2023, the largest outstanding multi-family construction loan was for $8.00 million (including $233,000 of undisbursed loans in process) secured by an apartment building project in Pierce County. At September 30, 2023, the largest outstanding commercial real estate construction loan was secured by a mini-storage facility in Grays Harbor, Washington and had a balance of $7.10 million (including $108,000 of undisbursed loans in process). These loans were performing according to their repayment terms at September 30, 2023.

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

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) generally with ten to 50 lots. Currently, the Bank is originating land development loans on a limited basis. Land development loans are secured by a lien on the property and typically are made for a period of two to five years with fixed or variable interest rates, with loan-to-value ratios generally not exceeding 75%. Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals (with ownership interests in the borrowing entity of 20% or more) and reviews their personal financial statements. Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans, because these loan funds are advanced upon the predicted future value of the developed property upon completion. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure, the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank has historically attempted to minimize this risk by generally limiting the maximum loan-to-value ratio on land and land development loans to 75% of the estimated developed value of the secured property.

Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes. Land loans originated by the Bank generally have maturities of one to ten years.  The largest land loan is secured by land in Grays Harbor County, had an outstanding balance of $1.40 million and was performing according to its repayment terms at September 30, 2023. At September 30, 2023, all land loans were performing according to their repayment terms. See “Lending Activities - Non-performing Loans and Delinquencies.”

Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default and foreclosure, the Bank may be confronted with a property the value of which is insufficient to assure full repayment. Land loans also pose additional risk because of the lack of income being produced by the property and potential illiquid nature of the collateral. These risks can be significantly impacted by supply and demand conditions. The Bank attempts to minimize these risks by generally limiting the maximum loan-to-value ratio on land loans to 65%.

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

Home equity lines of credit and second mortgage loans are made for purposes such as the improvement of residential properties, debt consolidation and education expenses, among others.The majority of these loans are made to existing customers and are secured by a first or second mortgage on residential property. The loan-to-value ratio is typically 90% or less, when considering both the first and second mortgage loans. Second mortgage loans typically carry fixed interest rates with a fixed payment over a term between five and 15 years.  Home equity lines of credit are generally made at interest rates tied to the Prime Rate.  Second mortgage loans and home equity lines of credit have greater credit risk than one- to four-family residential mortgage loans in which the Bank is in the first lien position, because they are generally secured by mortgages subordinated to the existing first mortgage on the property. For those second mortgage loans and home equity lines credit on which the Bank does not hold the existing first mortgage on the property, it is unlikely that the Bank will be successful in recovering all or a portion of the loan balance in the event of default unless the Bank is prepared to repay the first mortgage loan and such repayment and the costs associated with a foreclosure are justified by the value of the property.

Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability and are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. The Bank believes that these risks are not as prevalent in the case of the Bank’s consumer loan portfolio, because a large percentage of the portfolio consists of second mortgage loans and home equity lines of credit that are underwritten in a manner such that they result in credit risk that is substantially similar to one- to four-family residential mortgage loans. At September 30, 2023, one consumer loan totaling $177,000 was on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans (including SBA PPP loans) totaled $136.27 million, or 9.55%, of the loan portfolio at September 30, 2023. Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the Prime Rate. The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $3.85 million at September 30, 2023 and was performing according to its repayment terms. At September 30, 2023, five commercial business loans totaling $286,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank has increased commercial business loan originations made under the U.S. Small Business Administration ("SBA") 7(a) program. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. The terms of these loans vary by purpose and type of underlying collateral. The loans are primarily underwritten on the basis of the borrower's ability to service the loan from income. Under the SBA 7(a) program, the loans carry an SBA guaranty for up to 75% of the loan. Typical maturities for this type of loan vary but can be up to ten years. SBA 7(a) loans are all adjustable rate loans based on the Prime Rate. Under the SBA 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans. The Bank generally offers SBA 7(a) loans within a range of $50,000 to $1.50 million.

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

Loan Maturity.  The following table sets forth certain information at September 30, 2023 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$4,039	$15,205	$87,678	$146,305	$253,227
Multi-family	2,856	21,738	102,481	101	127,176
Commercial	16,295	103,348	443,371	5,251	568,265
Construction (1)	273,843	—	—	—	273,843
Land	7,407	18,256	917	146	26,726
Consumer loans:
Home equity and second mortgage	2,343	10,341	24,795	802	38,281
Other	987	419	717	649	2,772
Commercial business	11,755	52,618	56,827	14,602	135,802
SBA PPP	—	466	—	—	466
Total	$319,525	$222,391	$716,786	$167,856	1,426,558
Less:
Undisbursed portion of construction loans in process					(103,194)
Deferred loan origination fees, net					(5,242)
Allowance for loan losses					(15,817)
Total loans receivable, net					$1,302,305

_____________
(1)    Includes $129.70 million of custom and owner/building construction/permanent loans, a portion of which may convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2023, which have fixed interest rates and have floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$106,594	$142,594	$249,188
Multi-family	51,976	72,344	124,320
Commercial	216,324	335,646	551,970
Land	17,703	1,616	19,319
Consumer loans:
Home equity and second mortgage	10,038	25,900	35,938
Other	1,498	287	1,785
Commercial business	90,678	33,369	124,047
SBA PPP	466	—	466
Total	$495,277	$611,756	$1,107,033

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

Loan applications are initiated by loan officers and are required to be approved by an authorized loan officer or Bank underwriter, one of the Bank’s Loan Committees or the Bank’s Board of Directors.  The Bank’s Consumer Loan Committee consists of several underwriters, each of whom can approve one- to four-family mortgage loans and other consumer loans up to and including the current Freddie Mac single-family limit. Loan officers may also be granted individual approval authority for certain loans up to a maximum of $250,000. The approval authority for individual loan officers is granted on a case by case basis by the Bank's Chief Credit Administrator or Chief Executive Officer. All construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors, or in the case of one- to four- family construction loans that meet Freddie Mac guidelines, by the Regional Manager of Community Lending, the Loan Department Supervisor or a Bank underwriter, subject to their individual or Loan Committee loan limit. The Bank’s Commercial Loan Committee, which consists of the Bank’s Chief Executive Officer, Chief Credit Administrator, Executive Vice President of Lending, a commercial underwriter, and the Senior Vice President of Credit Administration, may approve commercial real estate loans and commercial business loans up to and including $3.00 million. The Bank’s Chief Executive Officer, Chief Credit Administrator and Executive Vice President of Lending also have individual lending authority for loans up to and including $750,000. The Bank’s Board Loan Committee, which consists of one permanent non-employee Director, one rotating non-employee Director and the Bank’s Chief Executive Officer may approve loans up to and including $5.00 million.  Loans in excess of $5.00 million, as well as loans of any amount granted to a single borrower whose aggregate loans exceed $5.00 million, must be approved by the Bank’s Board of Directors.

Loan Originations, Purchases and Sales.  During the years ended September 30, 2023, 2022 and 2021, the Bank’s total gross loan originations were $361.79 million, $572.46 million and $602.34 million, respectively. Periodically, the Bank purchases loan participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other banks. These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud. During the years ended September 30, 2023 and 2022, the Bank did not purchase any loan participation interests. During the year ended September 30, 2021, the Bank purchased $9.04 million in loan participation interests.

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed-rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives. The Bank also sells the guaranteed portion of some of its SBA 7(a) loans in the secondary market.  Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2023, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $384.62 million.

The Bank also periodically sells participation interests in construction loans, commercial real estate loans, multi-family and commercial business loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower and to generate fee income. The Bank did not sell loan participations during the year ended September 30, 2023. During the years ended September 30, 2022 and 2021, the Bank sold loan participation interests of $14.4 million and $10.0 million , respectively.

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

	Year Ended September 30,
	2023	2022	2021
Loans originated:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$45,825	$123,149	$174,379
Multi-family	11,158	8,647	10,727
Commercial	70,117	127,951	110,063
Construction	174,914	204,911	169,284
Land	7,144	19,281	10,654
Consumer	24,160	27,350	25,674
Commercial business loans	28,470	61,174	36,672
SBA PPP loans	—	—	64,891
Total loans originated	361,788	572,463	602,344

Loans and loan participations purchased:
Mortgage loans:
Commercial	—	—	3,999
Commercial business	—	—	5,042
Total loans purchased	—	—	9,041
Total loans originated, acquired and purchased	361,788	572,463	611,385
Loans sold:
Loan participation interests sold	—	(14,389)	(10,000)
Whole loans sold	(11,538)	(59,115)	(140,202)
Total loans sold	(11,538)	(73,504)	(150,202)

Loan principal repayments	(177,310)	(324,233)	(500,032)
Other items, net	(3,061)	(10,754)	(6,572)
Net increase (decrease) in loans receivable	$169,879	$163,972	$(45,421)

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

  Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized net deferred loan origination fees totaled $5.24 million at September 30, 2023.

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

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

	At September 30,
	2023	2022	2021
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$368	$388	$407
Commercial	683	657	773
Land	—	450	683
Consumer loans	177	255	533
Commercial business loans	286	309	458
Total	1,514	2,059	2,854

Accruing loans which are contractually past due 90 days or more	—	—	—
Total of non-accrual and 90 days or more past due loans	1,514	2,059	2,854

Non-accrual investment securities	82	106	159

Other real estate owned and other repossessed assets	—	—	157
Total non-performing assets (2)	$1,596	$2,165	$3,170

Troubled debt restructured loans on accrual status (3)	$2,495	$2,472	$2,371

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (4)	0.11%	0.18%	0.29%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.08%	0.11%	0.16%

Non-performing assets as a percentage of total assets	0.09%	0.12%	0.18%

Loans receivable, net (4)	$1,318,122	$1,146,129	$981,923
Total assets	$1,839,905	$1,860,508	$1,792,180

_______________
(1)Includes non-accrual one- to four-family properties in the process of foreclosure totaling $0, $0, and $150 as of September 30, 2023, 2022, and 2021, respectively.
(2)    Does not include troubled debt restructured loans on accrual status.
(3)Does not include troubled debt restructured loans totaling $0, $142, and $182 recorded as non-accrual loans as of September 30, 2023, 2022 and 2021, respectively.
(4)    Loans receivable, net for purposes of this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the allowance for loan losses.

The Bank’s non-accrual loans decreased by $545,000 to $1.51 million at September 30, 2023 from $2.06 million at September 30, 2022, as a result of decreases in non-accrual loans of $450,000 in land loans, $78,000 in consumer loans, $23,000 in commercial business loans, and $20,000 in one- to four-family mortgage loans, partially offset by a $26,000 increase in commercial real estate loans on non-accrual status. A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.”

Other Real Estate Owned and Other Repossessed Assets. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.

Restructured Loans.  Under GAAP, the Bank is required to account for certain loan modifications or restructurings as “troubled debt restructurings” or "troubled debt restructured loans." A troubled debt restructured loan ("TDR") is a loan for which the Company, for reasons related to a borrower's financial difficulties, grants a concession to the borrower that the Company would not otherwise consider. Examples of such concessions include but are not limited to: a reduction in the stated interest rate; an extension of the maturity at an interest rate below current market rates; a reduction in the face amount of the debt; a reduction in the accrued interest; or re-amortizations, extensions, deferrals and renewals. TDRs are considered impaired and are individually evaluated for impairment. TDRs are classified as either accrual or non-accrual. TDRs are classified as non-performing loans unless they have been performing in accordance with their modified terms for a period of at least six months. The Bank had TDRs at September 30, 2023 and 2022 totaling $2.49 million and $2.61 million, of which $0 and $143,000, respectively, were on non-accrual status. None of the allowance for loan losses was allocated to TDRs at September 30, 2023 or 2022.

Impaired Loans. In accordance with GAAP, a loan is considered impaired when based on current information and events it is probable that a creditor will be unable to collect all amounts (principal and interest) when due according to the contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan has been identified as being impaired, the amount of the impairment is measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral, reduced by estimated costs to sell (if applicable), or observable market price is used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. When the measurement of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for loan losses, and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance.

The categories of non-accrual loans and impaired loans overlap, although they are not identical. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether an impaired loan should be placed on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due. At September 30, 2023, the Bank had $4.00 million in impaired loans.  For additional information on impaired loans, see "Note 4-Loans Receivable and Allowance for Loan Losses of the Notes to the Consolidated Financial Statements contained in Item 8 of this report".

Asset Classification.  Applicable regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss.  Substandard loans are classified as those loans that are inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. If the weakness or weaknesses are not corrected, there is the distinct possibility that some loss will be sustained.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. When the Bank classifies problem assets as either substandard or doubtful, it is required to establish allowances for loan losses in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with problem assets.  When the Bank classifies problem assets as loss, it charges off the balance of the asset against the allowance for loan losses. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated by the Bank as special mention.  Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. The Bank’s determination of the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the Division which can require a different classification and the establishment of additional loss allowances.

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and the allowance for loan losses at the dates indicated, were as follows:

	At September 30,
	2023	2022	2021
	(Dollars in thousands)
Loss	$—	$—	$—
Doubtful	—	—	—
Substandard (1)	6,386	7,387	3,604
Special mention	—	237	5,012
Total classified and special mention loans	$6,386	$7,624	$8,616
Allowance for loan losses	$15,817	$13,703	$13,469
_____________
(1)Includes non-performing loans.

Loans classified as substandard decreased by $1.00 million to $6.39 million at September 30, 2023 from $7.39 million at September 30, 2022.  At September 30, 2023, 17 loans were classified as substandard. Of the $6.39 million in loans classified as substandard at September 30, 2023, $1.51 million were on non-accrual status. The largest loan classified as substandard at September 30, 2023 had a balance of $4.73 million and was secured by a commercial real estate property in King County. This loan was not on non-accrual status at September 30, 2023, as the loan was making payments in accordance with its repayment terms and was adequately collateralized.  The next largest loan classified as substandard at September 30, 2023 had a balance of $488,000 and was secured by a commercial real estate property in Grays Harbor County. This loan was on non-accrual status at September 30, 2023.

Allowance for Loan Losses.  The allowance for loan losses ("ALL") is maintained to absorb probable losses inherent in the loan portfolio.  The Bank has established a comprehensive methodology for the determination of provisions for loan losses that takes into consideration the need for an overall general valuation allowance. The Bank’s methodology for assessing the adequacy of its ALL is based on its historic loss experience for various loan segments; adjusted for changes in economic conditions, delinquency rates and other factors. Using these loss estimates, management develops a range of probable loss for each loan category. Certain individual loans for which full collectibility may not be assured are evaluated individually with loss exposure based on estimated discounted cash flows or net realizable collateral values. The total estimated range of loss based on these two components of the analysis is compared to the loan loss allowance balance. When determining the appropriate loss factors in fiscal 2023, management also took into consideration inflation, a potential recession and slowing economic growth, on such factors as the national and state unemployment rates and related trends, consumer spending levels and trends.

In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its ALL by charging provisions for loan losses against the Bank's operating income.

The Board of Directors reviews the adequacy of the ALL at least quarterly based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio.

The Bank’s ALL as a percentage of total loans receivable and as a percentage of non-performing loans was 1.20% and 1,044.72%, at September 30, 2023 and 1.20% and 665.52%, at September 30, 2022, respectively. The $466,000 and $1.0 million of SBA PPP loans were omitted from the foregoing percentages at September 30, 2023 and 2022, respectively, as these loans are fully guaranteed by the SBA.
Based on its comprehensive analysis, management believes that the amount maintained in the ALL is adequate to absorb probable losses inherent in the portfolio. Although management believes that it uses the best information available to make its determinations, future adjustments to the ALL may be necessary, and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

While the Bank believes that it has established its existing ALL in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its ALL.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing ALL is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  A further decline in national and local economic conditions, as a result of the effects of inflation, a potential recession or slowing economic growth, among other factors could result in a material increase in the ALL which may adversely affect the Company's financial condition and results of operations.

An accounting change requiring that we calculate the ALL on the basis of the current expected credit losses over the lifetime of our loans, referred to as the CECL model, became applicable to us, as a smaller reporting company, on October 1, 2023. This will change the current method of providing allowance for credit losses only when they have been incurred and are probable. The adjustment recorded at adoption was not significant to the overall allowance for credit losses ("ACL") or shareholders' equity as compared to the respective balances at September 30, 2023 and consisted of adjustments to the ACL on loans as well as an adjustment to the Company's reserve for unfunded commitments. Subsequent to adoption, the Company will record adjustments to its ACL and reserves for unfunded commitments through the provision for credit losses in the consolidated statement of income.

Credit Ratios

The following table sets forth the ratios between the ALL, non-accrual loans and total loans at the dates indicated:

	At September 30,
	2023	2022	2021
	(Dollars in thousands)
ALL	$15,817	$13,703	$13,469
Non-accrual loans	$1,514	$2,059	$2,854
Loans receivable, net (1)	$1,318,122	$1,146,129	$981,923
ALL to loans receivable, net	1.20%	1.20%	1.37%
Non-accrual loans to loans receivable, net	0.11%	0.18%	0.29%
ALL to non-accrual loans	1044.72%	665.52%	471.93%
________________________________
(1)Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and net deferred loan origination fees and does not include the deduction for the ALL.

The following table sets forth the ALL by loan category at the dates indicated:

	At September 30,
	2023		2022		2021
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$2,417	17.75%	$1,658	14.05%	$1,154	11.08%
Multi-family	1,156	8.91	855	7.58	765	8.09
Commercial	7,209	39.84	6,682	42.81	6,813	43.49
Construction - custom and owner/builder	750	9.09	675	9.51	644	10.08
Construction - speculative one- to four-family	148	1.20	130	0.98	188	1.65
Construction - commercial	316	3.58	343	3.22	784	4.01
Construction - multi-family	602	4.01	447	5.14	436	4.81
Construction - land development	274	1.32	233	1.54	124	1.00
Land	406	1.87	397	2.14	470	1.84
Non-mortgage loans:
Consumer loans	572	2.88	482	2.98	578	3.28
Commercial business loans	1,967	9.55	1,801	10.05	1,513	10.67
Total allowance for loan losses	$15,817	100.00%	$13,703	100.00%	$13,469	100.00%

Analysis of ALL

The table below sets forth the ratio of net charge-offs during the period to average loans outstanding during the period:

	September 30,
	2023				2022					2021
	(Net Charge-offs) Recoveries		Average Loans	(Net Charge-Offs) Recoveries to Average Loans	(Net Charge-offs) Recoveries		Average Loans	(Net Charge-Offs) Recoveries to Average Loans		(Net Charge-offs) Recoveries	Average Loans	(Net Charge-Offs) Recoveries to Average Loans
	(Dollars in thousands)
Mortgage Loans:
One- to four-family	$—		$215,854	—%	$—		$140,516	—%		$—	$122,291	—%
Multi-family	—		104,926	—	—		88,469	—		—	90,569	—
Commercial	—		547,924	—	—		513,152	—		—	458,631	—
Construction	—		151,149	—	—		131,960	—		—	121,441	—
Land	—		39,147	—	—		31,034	—		45	23,617	0.19
Total mortgage loans	—		1,059,000	—	—		905,131	—		45	816,549	0.19

Consumer Loans:
Home equity	—		37,550	—	—		33,418	—		—	32,988	—
Other	(3)		2,434	(0.12)	(9)		2,369	(0.38)		3	2,848	0.11
Total consumer loans	(3)	(3)	39,984	(0.12)	(9)	(9,000)	35,787	(0.38)	-0.0038	3	35,836	0.11

Commercial Loans:
Commercial business	(15)		131,117	(0.01)	(27)		114,717	(0.02)		7	174,357	—
Total	$(18)		$1,230,101	—%	$(36)		$1,055,635	—%		$55	$1,026,742	0.01%

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

At September 30, 2023, the Bank’s investment portfolio was comprised of investments in debt securities that totaled $311.99 million, consisting of $171.63 million of U.S. government agency securities held to maturity, $96.31 million of mortgage-backed securities held to maturity, $1.79 million of taxable municipal securities held to maturity, $500,000 of bank issued trust preferred securities held to maturity and $41.77 million of mortgage-backed securities available for sale. The Bank does not maintain a trading account for any investments.  This compares with a total investment portfolio of $308.02 million at September 30, 2022, consisting of $170.68 million of U.S. government agency securities held to maturity, $93.33 million of mortgage-backed securities held to maturity, $2.10 million of taxable municipal securities held to maturity, $500,000 of bank issued trust preferred securities held to maturity and $41.42 million of mortgage-backed securities available for sale.

The following table sets forth the maturities and weighted average yields of the debt securities in the Bank's portfolio at September 30, 2023.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Held to Maturity:
U.S. Treasury and U.S. government agency securities	$79,622	1.27%	$86,942	1.55%	$5,062	1.41%	$—	—%
Mortgage-backed securities	3,992	6.66	16,579	4.58	4,948	2.96	70,786	3.93
Taxable municipal securities	—	—	1,787	3.44	—	—	—	—
Bank issued trust preferred securities	—	—	—	—	500	4.75	—	—

Available for Sale:
Mortgage-backed securities	385	5.75	2,590	5.84	6,642	5.96	32,154	5.36
Total portfolio	$83,999	1.44%	$107,898	2.14%	$17,152	3.72%	$102,940	4.39%

For additional information regarding investment securities, see “Item 1A. Risk Factors – Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses” and "Note 3-Investment Securities of the Notes to the Consolidated Financial Statements contained in Item 8 of this report".

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

Deposit Accounts.  Substantially all the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs. The Bank also has checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is generally permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines. At September 30, 2023, the Bank had $19.51 million, or 1.3% of total deposits, from businesses associated with the marijuana industry. See "Item 1A. Risk Factors - We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations."

At September 30, 2023, the Bank had $91.71 million of jumbo certificates of deposit of $250,000 or more. The Bank had $59.48 million in reciprocal NOW checking deposits and $11.29 million in reciprocal money market deposits at September 30, 2023. At September 30, 2023, the Bank had $38.16 million in brokered certificates of deposit. The Bank believes that its jumbo certificates of deposit, which represented 5.9% of total deposits at September 30, 2023, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2023:

Category	Amount	Percentage of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$455,864	29.21%
Negotiable order of withdrawal (“NOW”) checking	386,730	24.78
Savings	228,366	14.63
Money market	189,875	12.16
Subtotal	1,260,835	80.78

Certificates of Deposit (1)

Maturing within 1 year	251,737	16.13
Maturing after 1 year but within 2 years	18,320	1.17
Maturing after 2 years but within 5 years	30,029	1.92
Maturing after 5 years	14	—
Total certificates of deposit	300,100	19.22
Total deposits	$1,560,935	100.00%
______________________
(1)Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2023.  Jumbo certificates of deposit have principal balances of $250,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$27,414
Over three through six months	33,559
Over six through twelve months	24,039
Over twelve months	6,702
Total	$91,714

As of September 30, 2023, approximately $407.61 million of our deposit portfolio was uninsured. The uninsured amounts are estimates based on the methodologies and assumptions used for the Bank’s regulatory reporting requirements. The Bank is an approved depositor for public funds in Washington. Per the applicable laws, public funds must be secured by qualified investment securities. As of September 30, 2023, $112.10 million of the Bank's uninsured deposits were public funds, all of which were fully secured by qualified investment securities.

The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30, 2023 (dollars in thousands).

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$10,164
Over three through six months	25,309
Over six through twelve months	10,539
Over twelve months	3,702
Total	$49,714

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated:

	At September 30,
	2023			2022			2021
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$455,864	29.21%	$(74,194)	$530,058	32.48%	$(5,154)	$535,212	34.08%
NOW checking	386,730	24.78	(61,049)	447,779	27.43	17,682	430,097	27.39
Savings	228,366	14.63	(54,853)	283,219	17.35	22,530	260,689	16.60
Money market	189,875	12.16	(58,661)	248,536	15.23	38,108	210,428	13.40
Certificates of deposit which mature:
Within 1 year	251,737	16.13	175,426	76,311	4.68	(5,111)	81,422	5.18
After 1 year, but within 2 years	18,320	1.17	(4,394)	22,714	1.39	(3,727)	26,441	1.68
After 2 years, but within 5 years	30,029	1.92	6,540	23,489	1.44	(2,777)	26,266	1.67
Certificates maturing thereafter	14	—	(56)	70	—	70	—	—
Total	$1,560,935	100.00%	$(71,241)	$1,632,176	100.00%	$61,621	$1,570,555	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

	At September 30,
	2023	2022	2021
	(Dollars in thousands)
0.00 - 1.99%	$16,677	$101,070	$108,191
2.00 - 3.99%	92,698	21,254	25,678
4.00 - 5.99%	190,725	260	260
Total	$300,100	$122,584	$134,129

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit by rate at September 30, 2023:

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(Dollars in thousands)
0.00 - 1.99%	$8,180	$3,162	$5,335	$—	$16,677
2.00 - 3.99%	73,273	13,605	5,806	14	92,698
4.00 - 5.99%	170,284	1,553	18,888	—	190,725
Total	$251,737	$18,320	$30,029	$14	$300,100

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the years indicated:

	Year Ended September 30,
	2023	2022	2021
	(Dollars in thousands)
Beginning balance	$1,632,176	$1,570,555	$1,358,406
Net (withdrawals) deposits before interest credited	(82,543)	58,965	209,136
Interest credited	11,302	2,656	3,013
Net (decrease) increase in deposits	(71,241)	61,621	212,149
Ending balance	$1,560,935	$1,632,176	$1,570,555

For additional information regarding our deposits, see "Note 10—Deposits of the Notes to Consolidated Financial Statements contained in Item 8 of this report".

Borrowings.  Deposits and loan repayments are generally the primary source of funds for the Bank's lending and investment activities and for general business purposes. The Bank may use borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Borrowings are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2023, the Bank maintained a credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount to 45% of the Bank’s total assets, limited by available collateral, under which long-term borrowings totaling $15.00 million and short-term borrowings totaling $20.00 million were outstanding at September 30, 2023. The Bank maintains two short-term borrowing lines with the FRB with total credit based on eligible collateral: Borrower-in-Custody ("BIC") and Bank Term Funding Program ("BTFP"). At September 30, 2023, the Bank had no outstanding balance on the BIC line, under which $146.26 million was available for future borrowings. At September 30, 2023, the Bank had no outstanding balance on the BTFP line, under which $57.00 million was available for future borrowings. A short-term borrowing line of credit of $50.00 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2023.

For additional information regarding our borrowings, see "Note 11-FHLB Borrowings and Other Borrowings of the Notes to Consolidated Financial Statements contained in Item 8 of this report".

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2023, the cash surrender value of bank owned life insurance (“BOLI”) was $22.97 million.

How We Are Regulated

General.  As a bank holding company, Timberland Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. Timberland Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws. As a state-chartered savings bank, the Bank is subject to regulation and oversight by the Division and the applicable provisions of Washington law and regulations of the Division adopted thereunder. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve. State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  Under state law, savings banks in Washington also generally have all the powers that federal savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the Division and the FDIC.

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

In October 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023 (January 1, 2023 through March 31, 2023). The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC’s Amended Restoration Plan.The FDIC also concurrently maintained the Designated Reserve Ratio (“DRR”) for the DIF at 2% for 2023. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2% to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%. The revised assessment rate schedule will remain in effect unless and until the reserve ratio meets or exceeds 2%, absent further action by the FDIC.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of 8% or greater requires the institution to comply with the generally applicable capital requirements. The Bank has not elected to use the CBLR framework as of September 30, 2023.

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

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital ratios to avoid limitations on paying dividends, repurchasing shares and paying certain discretionary bonuses. At September 30, 2023, the Bank met the requirements to be "well capitalized," and the Bank's CET1 capital exceeded the required conservation buffer.

For additional information regarding the Bank's regulatory capital requirements, see "Note 17-Regulatory Matters" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

The FASB adopted a new accounting standard for GAAP that is effective as of October 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, requires FDIC-insured institutions and their holding companies (banking organizations) to recognize credit losses expected over the life of certain financial assets. CECL covers a broader range of assets than the current method of recognizing credit losses and generally results in earlier recognition of credit losses. Upon adoption of CECL, a banking organization must record a one-time adjustment to its credit loss allowances as of the beginning of the fiscal year of adoption equal to the difference, if any, between the amount of credit loss allowances under the current methodology and the amount required under CECL. For a banking organization, implementation of CECL is generally likely to reduce retained earnings, and to affect other items, in a manner that reduces its regulatory capital.

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

At September 30, 2023, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" above and "Note 17-Regulatory Matters" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB based on the Bank's asset size and level of borrowings from the FHLB. At September 30, 2023, the Bank had $3.60 million in FHLB stock, which was in compliance with this requirement. The FHLB pays dividends quarterly, and the Bank received $95,000 in dividends during the year ended September 30, 2023.

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of September 30, 2023, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 84.08% of regulatory capital. In addition, at September 30, 2023 the Bank’s loans on commercial real estate, as defined by the FDIC, were 289.24% of regulatory capital.

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

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, that have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. In response to the COVID-19 pandemic, the Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020, to support lending to households and businesses. At September 30, 2023, the Bank was in compliance with the reserve requirements in place at that time.

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

On October 24, 2023, the federal banking agencies, including the FDIC, issued a final rule designed to strengthen and modernize regulations implementing the CRA. The changes are designed to encourage banks to expand access to credit, investment and banking services in low and moderate income communities, adapt to changes in the banking industry including mobile and internet banking, provide greater clarity and consistency in the application of the CRA regulations and tailor CRA evaluations and data collection to bank size and type. The Bank cannot predict the impact the changes to the CRA will have on its operations at this time.

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

Further, on July 26, 2023, the SEC adopted final rules that require public companies to promptly disclose material cybersecurity incidents in a Current Report on Form 8-K (“Form 8-K”) and detailed information regarding their cybersecurity risk management and governance on an annual basis in an Annual Report on Form 10-K (Form 10-K”). Companies will be required to report on Form 8-K any cybersecurity incident they determine to be material within four business days of making that determination. Smaller reporting companies, such as the Company, must begin complying with incident reporting on Form 8-K no later than June 15, 2024. Companies must provide the annual disclosures about cybersecurity risk management and governance beginning with their Form 10-K for fiscal years ending on or after December 15, 2023.

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

Regulation of the Company

General.  The Company, as the sole shareholder of the Bank, is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to comprehensive regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (“BHCA”), and the regulations promulgated thereunder.  This regulation and oversight are generally intended to ensure that the Company limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of the Bank.

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

Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3.00 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. At the time of this change, Timberland Bancorp, Inc. was considered “well capitalized” as defined for a bank holding company with a total risk-based capital ratio of 10.0% or more and a Tier 1 risk-based capital ratio of 8.0% or more, and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. If the Company were subject to regulatory guidelines for bank holding companies with $3.00 billion or more in assets, at September 30, 2023, the Company would have exceeded all regulatory requirements.

For additional information, see "Note 17-Regulatory Matters" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

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

Dividends-Received Deduction. The Company may exclude from its income 100.0% of dividends received from the Bank as a member of the same affiliated group of corporations.  The corporate dividends-received deduction is generally 50.0% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank owns more than 20.0% and less than 80% of the stock of a corporation distributing a dividend, then 65.0% of any dividends received may be deducted.

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2019.

For additional information regarding our federal income taxes, see "Note 13-Income Taxes" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts at September 30, 2023. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

Competition

The Bank operates in an intensely competitive market for the attraction of deposits and in the origination of loans.  The Bank competes for loans and deposits with other commercial banks, thrift institutions, credit unions, mortgage bankers and other providers of financial services, including finance companies, online-only banks, mutual funds, insurance companies, and more recently with financial technology companies that rely on technology to provide financial services. Many of our competitors have substantially greater resources than we do. Particularly in times of high or rising interest rates, the Bank also faces significant competition for investor's funds from short-term money market securities and other corporate and government securities. The Bank competes for loans principally through the range and quality of services we provide, interest rates and loan fees, and robust delivery channels for our products and services. The Bank actively solicits deposit-related clients and competes for deposits by offering depositors a variety of savings accounts, checking accounts, cash management and other services.

Subsidiary Activities

The Company has one wholly-owned subsidiary, the Bank. The Bank has one wholly-owned direct subsidiary, Timberland Service Corp. (“Timberland Service”), whose primary function is to provide escrow services.

Employees and Human Capital Resources

As part of our commitment to transparency and excellence, we are pleased to share an overview of the Company’s human capital strategies and achievements. Our emphasis on nurturing a dynamic, engaged, and resilient workforce remains pivotal to our success. Our efforts encapsulate our commitment to fostering a robust and engaged workforce, highlighting our focus on talent, well-being, development, and strategic alignment. We are proud of the progress made in enhancing our human capital, recognizing it as a fundamental driver of the Company’s sustained growth. These initiatives collectively underscore our commitment to fostering a workforce deeply connected to the needs and values of our community. We're dedicated to continued growth, guided by the principles of service, integrity, and community stewardship.

Workforce Representation. As of September 30, 2023, the Company had 285 full-time employees and 13 part-time and on-call employees. The employees are not represented by a collective bargaining unit, and the Company believes that its relationship with its employees is positive. We believe that our ability to attract and retain employees is a key to our success. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. The average tenure of our employees was 7.9 years as of September 30, 2023. Our workforce was 80% female and 20% male, and women held 81% of the Company’s management roles (including department supervisors and managers, as well as executive leadership). The average tenure of management was 14.8 years. The ethnicity of our workforce was 80% White, 8% Hispanic or Latinx, 4% Asian, 3% two or more races, 2% Native Hawaiian or Pacific Islander, 2% African American or Black and 1% American Indian or Alaska Native. The Company's board of directors is comprised of the Company's Chief Executive Officer and seven non-employee directors, including four directors who identified as female and one who identified as a member of a minority community.

Talent Acquisition and Attrition. Strategic talent acquisition efforts have expanded our workforce with diverse skill sets aligned with our strategic goals. We continue to manage attrition rates and showcase a retention-centric approach in working with our leaders, ensuring stability within our talented teams. Our recruitment strategy emphasizes local talent acquisition and continues to result in bolstering our teams with individuals deeply rooted in the communities the Company serves. The Company continues to evolve its strategy of promoting diversity through the posting of open positions to diverse job sites. The Company observes a fair and equitable application process for positions that are advertised both internally and externally.

Diversity, Equity, and Inclusion (“DEI”). The Company recognizes the importance of acknowledging our employees’ unique identities, perspectives and contributions. In 2023, Timberland chose to adopt a formal program that fosters an environment that provides all employees with equitable access to opportunities for growth and development and a workforce that reflects the communities we serve. Our Human Resources Director and our DEI Officer oversee the program scope of education/training, recruitment, and hiring practices. Training programs such as unconscious bias training for hiring managers, DEI online training for all employees of the Company and a newly implemented Employee Resource Group (“ERG”) focuses efforts on equity, fairness, and inclusivity of employee engagement throughout the organization’s workforce.

Benefits. The Company provides competitive comprehensive benefits to our employees. Our commitment to ensuring a safe, healthy workplace has been unwavering, with proactive measures to safeguard our employees' well-being. Benefit programs available to eligible employees may include 401(k) savings plan, employee stock ownership plan, health and life insurance, health savings accounts and flexible spending accounts, employee assistance program, paid holidays, paid time off, paid volunteer time, paid time off for the employee’s birthday and other leave as applicable. The Company promotes wellness initiatives through DEI and benefits administration to all employees that focuses on self-care, nutrition, work life balance, and financial education. Sustained focus on employee health and safety underscores our commitment to a secure workplace.

Total Rewards (Compensation and Benefits). Our commitment to providing competitive and equitable total rewards packages reinforces our employees' dedication and contributions. We're proud to provide competitive and meaningful total rewards, acknowledging the contributions of our employees through our transparency of wage and benefit information of posted positions, 401(k), employee stock ownership plan, healthcare and insurance benefits, profit sharing for eligible employees, annual performance based merit increases, semi-annual performance reviews, organizational celebrations, employee wellness campaigns, recognition events, and career development opportunities within the organization.

Employee Engagement and Training. Our community-focused approach has significantly boosted employee engagement, fostering a sense of belonging and purpose. The Company’s strategy is to create long term, productive relationships through developmental growth with its employees. The Company offers ongoing training to employees throughout their career with the Company. A combination of delivery methods for both regulatory and professional development training is used. Modalities include third-party training, in-house training, and computer system based training for employees to engage in education. Managers and supervisors are offered monthly training on a variety of management areas, including performance coaching and development of employees. This training is created and facilitated in-house and offered virtually. The Company also recognizes the value of allowing employees to shadow and observe other areas of the Company to promote career development. Currently, all Company employees receive two performance reviews each year. In 2023, the Company participated in an Employee Climate Survey. Results from the survey have been reviewed and additional engagement strategies will continue to be developed based on the survey findings. The Company’s culture is one that values integrity, honesty, hard work, and community. Employees are free to voice their ideas and supported in their attempts to better themselves professionally and improve the organization. The Company offers an employee referral incentive to attract new talent to the organization. New employees receive a formal 90 day assessment at the completion of their probationary period. Employees are eligible for increased vacation leave accruals based on time in service at the Company. Employees receive recognition through several metrics based on performance, time in service, process improvements and efficiencies.

Talent Development and Succession Planning. The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization, and promotes training and continuing education as an ongoing function for employees. The Company’s compliance training program provides annual training courses to help ensure that all employees and officers know the rules applicable to their jobs. Additional training and testing programs are offered to employees of certain job positions within the Company to promote and recognize advancement of skill and mastery within the position. Employees are encouraged to attend external education opportunities in the form of training, conferences, and networking events. Internal, robust talent development programs cater to the unique needs of our employees, ensuring their growth aligns with our organizational values. Succession planning initiatives and specific training programs ensure a pipeline of skilled individuals prepared to lead the Company into the future.

Volunteerism. The Company embraces social responsibility, our workforce actively participates in volunteer initiatives, positively impacting our communities. Volunteerism remains a cornerstone of our culture, reflecting our commitment to giving back. The Company offers 20 hours of paid time each year for eligible employees to volunteer at non-profit organizations within the Company’s geographic footprint, benefiting the communities Timberland serves.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank:

Executive Officers of the Company and Bank

	Age at September 30, 2023	Position
Name		Company	Bank
Dean J. Brydon	56	Chief Executive Officer	Chief Executive Officer

Jonathan A. Fischer	49	President, Chief Operating Officer and Secretary	President, Chief Operating Officer and Secretary

Marci A. Basich	54	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer

Matthew J. DeBord	43	Executive Vice President and Chief Lending Officer	Executive Vice President and Chief Lending Officer

Edward C. Foster	66	Executive Vice President and Chief Credit Administrator	Executive Vice President and Chief Credit Administrator

Breanne D. Antich	40	Executive Vice President and Chief Technology Officer	Executive Vice President and Chief Technology Officer

Biographical Information.

Dean J. Brydon has been affiliated with the Bank since 1994 and has served as Chief Executive Officer of the Bank and the Company since February 1, 2023. Prior to his promotion to Chief Executive Officer Mr. Brydon served as President of the Bank and Company from January 2022 to January 2023. Mr. Brydon also served as the Chief Financial Officer of the Company and the Bank from January 2000 to January 2023. Mr. Brydon also served as Secretary of the Company and the Bank from January 2004 to January 2022.  Mr. Brydon is a Certified Public Accountant.

Jonathan A. Fischer has been affiliated with the Bank since October 1997 and was promoted to President of the Bank and the Company on February 1, 2023. Mr. Fischer has served as Chief Operating Officer since August 23, 2012 and as Secretary of the Bank and the Company since January 2022.  Prior to that, Mr. Fischer had served as the Compliance Officer from January 2000 to October 2012 and the Chief Risk Officer from October 2010 to January 2014.

Marci A. Basich has been affiliated with the Bank since 1999 and was promoted to Executive Vice President and Chief Financial Officer of the Bank and Company on February 1, 2023. Previously Ms. Basich served as Treasurer of the Bank and Company from January 2002 to January 2023.  Ms. Basich is a Certified Public Accountant.

Matthew J. DeBord has been affiliated with the Bank since 2012 and was promoted to Executive Vice President and Chief Lending Officer on April 1, 2023. Prior to being promoted to Chief Lending Officer, Mr. DeBord served as a Commercial Loan Officer and Commercial Lending Team Leader. Prior to joining the Bank, Mr. DeBord was employed by a national bank as a Commercial Resolution Officer from January 2010 to December 2012. Mr. DeBord was a Vice President and Portfolio Manager with a local Savings Bank from April 2006 to January 2010 and was employed by Washington State Department of Financial Institutions - Division of Banks as a Financial Examiner from June of 2003 to April 2006.

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

Breanne D. Antich, has been affiliated with the Bank since 2007 and was promoted to Chief Technology Officer on January 25, 2022 and was promoted to Executive Vice President on February 1, 2023. Prior to this Ms. Antich served as our Information Technology Manager.

Item 1A. Risk Factors

We assume and manage a certain degree of risk in order to conduct our business. In addition to the risk factors described below, other risks and uncertainties not specifically mentioned, or that are currently known to, or deemed to be immaterial by management, also may materially and adversely affect our financial position, results of operations and/or cash flows. Before making an investment decision, you should carefully consider the risks described below together with all the other information included in this Form 10-K and our other filings with the SEC. If any of the circumstances described in the following risk factors actually occur to a significant degree, the value of our common stock could decline, and you could lose all or part of your investment. This report is qualified in its entirety by these risk factors.

Risks Related to Economic Conditions

Our business may be adversely affected by downturns in the national economy and in the economies in our market areas.

Substantially all our loans are to businesses and individuals in the state of Washington. A return of recessionary conditions or adverse economic conditions in our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties Washington, which we consider to be our primary market area, may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our business, financial condition, and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade. Changes in agreements or relationships between the United States and other countries may also affect these businesses.

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

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business financial conditions and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures, while dissipating, remained elevated throughout the first half of 2023. The annual inflation rate in the United States decreased to 3.7% in September 2023 from its high of 7.0% in December 2021, as reported by the U.S. Bureau of Labor Statistics. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

The economic impact of the COVID-19 pandemic could continue to affect our financial condition and results of operations.

The COVID-19 pandemic has adversely impacted the global and national economy and certain industries and geographies in which our clients operate. Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on the business of the Company, its clients, employees and third-party service providers. The extent of such impact will depend on future developments, which are highly uncertain. Additionally, the responses of various governmental and nongovernmental authorities and consumers to the pandemic may have material long-term effects on the Company and its clients which are difficult to quantify in the near-term or long-term.

Given the ongoing dynamic nature of variants of COVID-19, it is difficult to predict the full impact of the COVID-19 pandemic outbreak on our business. As the result of the COVID-19 pandemic and the related adverse local and national economic consequences, we could be subject to any number of risks, which could have a material, adverse effect on our business, financial condition, liquidity, results of operations, ability to execute our growth strategy, and ability to pay dividends. These risks include, but are not limited to, changes in demand for our products and services; increased loan losses or other impairments in our loan portfolios and increases in our allowance for loan losses; a decline in collateral for our loans, especially real estate; unanticipated unavailability of employees; increased cyber security risks as employees work remotely; a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could necessitate a valuation allowance against our current outstanding deferred tax assets; a triggering event leading to impairment testing on our goodwill or core deposit and customer relationships intangibles, which could result in an impairment charge; and increased costs as the Company and our regulators, customers and vendors adapt to evolving pandemic conditions.

Risks Related to our Lending Activities

Our real estate construction and land loans expose us to significant risks.

We specialize in real estate construction loans for individuals and builders, mainly focusing on residential property development. Our loans are initiated regardless of whether the property used as collateral is under a sales contract. As of September 30, 2023, our construction loans totaled $273.84 million, comprising 19.2% of our overall loan portfolio. These were allocated as follows: $203.94 million for residential real estate projects, $51.06 million for commercial projects, and $18.84 million for land development. Comparatively, this marked a 7.1% increase from the previous year, where construction loans accounted for $255.62 million or 20.4% of our total loan portfolio as of September 30, 2022. Notably, approximately $129.70 million of our residential construction loans are structured to convert into permanent loans upon construction completion.

Construction lending involves inherent risks due to estimating costs in relation to project values. Uncertainties in construction costs, market value, and regulatory impacts make accurately evaluating total project funds and loan-to-value ratios challenging. Factors like shifts in housing demand and unexpected building costs can significantly deviate actual results from estimates. Additionally, this type of lending often involves higher principal amounts and might be concentrated among a few builders. A downturn in housing or real estate markets could escalate delinquencies, defaults, foreclosures, and compromise collateral value.

Some builders have multiple outstanding loans, meaning problems with one loan pose a substantial risk to us. Moreover, certain construction loans do not require borrower payments during the term, accumulating interest into the principal. Thus, repayment depends heavily on project success and the borrower's ability to sell, lease, or secure permanent financing, rather than their ability to repay principal and interest directly.

Misjudging a project's value could leave us with inadequate security and potential losses upon completion. Actively monitoring construction loans, involving cost comparisons and on-site inspections, adds complexity and cost. Market interest rate hikes also might significantly impact construction loans, affecting end-purchaser borrowing costs, potentially reducing demand or the homeowner's ability to finance the completed home. Further, properties under construction are hard to sell and often need completion for successful sales, complicating problem loan resolution. This might require additional funds or engaging another builder, incurring additional costs and market risks.
Moreover, speculative construction loans pose additional risks, especially regarding finding end-purchasers for finished projects. As of September 30, 2023, $17.10 million of our construction portfolio consisted of speculative one- to four-family construction loans.

We also offer land loans for land acquisition, which can be used for building or recreational purposes. As of September 30, 2023, land loans accounted for $26.73 million, or 1.9% of our total loan portfolio. However, loans for land development or future construction carry additional risks due to longer development periods, vulnerability to real estate value declines, economic fluctuations delaying projects, political changes affecting land use, and the collateral's illiquid nature. During this extended financing-to-completion period, the collateral often generates no cash flow.

Although as of September 30, 2023, all construction and land loans were performing according to their terms, a significant rise in non-performing construction or land loans could materially impact our financial status and operations.

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

At September 30, 2023, we had $568.27 million of commercial real estate mortgage loans, representing 39.8% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate, because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property in order to make the payment, which may increase the risk of default or non-payment.

A secondary market for most types of commercial real estate loans is not readily liquid, so we have less opportunity to mitigate credit risk by selling part or all our interest in these loans. As a result of these characteristics, if we foreclose on a commercial real estate loan, our holding period for the collateral typically is longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, charge-offs on commercial real estate loans may be larger as a percentage of the total principal outstanding than those incurred with our residential or consumer loan portfolios.

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The particular focus of the guidance is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution).  The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations.  The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we have a concentration in commercial real estate lending because our balance in commercial real estate loans (including owner-occupied loans) at September 30, 2023 represents more than 300% of total capital. While we believe that we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2023, we had $136.3 million, or 9.6%, of total loans in commercial business loans.  Commercial business lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Commercial business loans are primarily made based on the cash flow of the borrower and secondarily on the underlying collateral provided by the borrower. The borrowers' cash flow may be unpredictable, and collateral securing these loans may fluctuate in value. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2023, $291.5 million, or 20.4% of our total loan portfolio was secured by one- to four-family mortgage loans and home equity loans.  This type of lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. Higher market interest rates, recessionary conditions or declines in the volume of single-family real estate and/or the sales prices as well as elevated unemployment rates may result in higher than expected loan delinquencies or problem assets, and a decline in demand for our products and services. These potential negative events may cause us to incur losses, adversely affect our capital and liquidity and damage our financial condition and business operations. Further, a decline in residential real estate values resulting from a downturn in the Washington housing market may reduce the value of the real estate collateral securing these types of loans and increase our risk of loss if borrowers default on their loans.

Many of our residential mortgage loans are secured by properties in which the borrowers have little or no equity because either we originated the loan with a relatively high combined loan-to-value ratio or because of the decline in home values in our market areas subsequent to when the loans were originated.  Residential loans with combined higher loan-to-value ratios will be more sensitive to declining property values than those with lower combined loan-to-value ratios and therefore may experience a higher incidence of default and severity of losses. In addition, if the borrowers sell their homes, such borrowers may be unable to repay their loans in full from the sale proceeds. Further, a significant amount of our home equity lines of credit consists of second mortgage loans. For those home equity lines secured by a second mortgage, it is unlikely that we will be successful in recovering all or a portion of our loan proceeds in the event of default unless we are prepared to repay the first mortgage loan, and such repayment and the costs associated with a foreclosure are justified by the value of the property.  For these reasons, we may experience higher rates of delinquencies, default and losses on our residential loans.

Our allowance for loan losses may not be sufficient to absorb losses in our loan portfolio.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for loan losses charged against operating income, that we believe is appropriate to provide for probable losses in our loan portfolio. The appropriate level of the ALL is determined by management through periodic comprehensive reviews and consideration of several factors, including, but not limited to:

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

The determination of the appropriate level of the ALL inherently involves a high degree of subjectivity and requires us to make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If our estimates are incorrect, the ALL may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in the ALL through the provision for losses on loans which is charged against income. In addition, deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may also require an increase in the allowance for loan losses.

Management recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that the ALL may be sufficient to absorb losses. Bank regulatory agencies also periodically review our ALL and may require an increase in the provision for possible loan losses or the recognition of further loan charge-offs, based on judgments different from those of management. If charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to replenish the ALL. Any additional provisions will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

Finally, beginning on October 1, 2023, the Company adopted the CECL standard to determine estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses at inception of the loan. The adoption of CECL will change the allowance calculation methodology from a historical incurred loss model to an expected future loss model. The adjustment recorded upon our adoption of the CECL standard was not significant to the overall allowance for credit losses ("ACL") as compared to the ALL at September 30, 2023.

If our non-performing assets increase, our earnings will be adversely affected.

At September 30, 2023, our non-performing assets (which consisted solely of non-accruing loans, non-accrual investment securities, and OREO) were $1.60 million, or 0.09% of total assets. Our non-performing assets adversely affect our net income in various ways:

•We do not record interest income on non-accrual loans or non-performing investment securities, except on a cash basis when the collectibility of the principal is not in doubt.
•We must provide for probable loan losses through a current period charge to the provision for loan losses.
•Non-interest expense increases when we must write down the value of OREO properties, if any, to reflect changing market values.
•Non-interest income decreases when we must recognize other-than-temporary impairment on non-performing investment securities.
•There are legal fees associated with the resolution of problem assets, as well as carrying costs, such as taxes, insurance, and maintenance costs related to OREO.
•The resolution of non-performing assets requires the active involvement of management, which can distract them from more profitable activities.

If additional borrowers become delinquent and we are unable to successfully manage our non-performing assets, our losses and troubled assets could increase significantly, which could have a material adverse effect on our financial condition and results of operations.

Risk Related to our Business Strategy

We may be adversely affected by risks associated with completed and potential acquisitions.

As part of our general growth strategy, on October 1, 2018, we completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington. Although our business strategy emphasizes organic expansion, from time to time in the ordinary course of business, we engage in preliminary discussions with potential acquisition targets. There can be no assurance that we will successfully identify suitable acquisition candidates, complete acquisitions or successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially negatively affected;
•We could experience higher than expected deposit attrition;
•The acquisition of other entities generally requires integration of systems, procedures and personnel of the acquired entity into our company to make the transaction economically successful. This integration process is complicated and time consuming and can also be disruptive to the customers of the acquired business. If the integration process is not conducted successfully and with minimal adverse effect on the acquired business and its customers, we may not be able to realize the anticipated economic benefits of the acquisition within the expected time frame, and we may lose customers or employees of the acquired business. We may also experience greater than anticipated customer losses even if the integration process is successful;
•To the extent that our costs of an acquisition exceed the fair value of the net assets acquired, the acquisition will generate goodwill. As discussed below, we are required to assess our goodwill for impairment at least annually, and any goodwill impairment charge could have a material adverse effect on our results of operation and financial condition; and
•We expect that our net income will increase following an acquisition; however, we also expect our general and administrative expenses to increase, which could result to an increase in our efficiency ratio. Ultimately, we would expect our efficiency ratio to improve; however, if we are not successful in our integration process, this may not occur, and our acquisition or branching activities may not be accretive to earnings in the short or long-term.

Risk Related to Market Interest Rates

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve has increased the target range for the federal funds rate by 525 basis points, including 225 basis points during the 2023 fiscal year, to a range of 5.25% to 5.50% as of September 30, 2023. The FOMC has paused increases to the target federal funds rate but has not ruled out future increases and hinted that rates will remain higher for longer. If the FOMC further increases the targeted federal funds rate, overall interest rates will likely rise, which will negatively impact our net interest income and may negatively impact both the housing market by reducing refinancing activity and new home purchases and the U.S. economy. In addition, inflationary pressures will increase our operational costs and could have a significant negative effect on our borrowers, especially our business borrowers, and the values of collateral securing loans which could negatively affect our financial performance.

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

A sustained increase or decrease in market interest rates could adversely affect our earnings. As is the case with many financial institutions, our emphasis on increasing core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity, has resulted in our having a significant amount of these deposits which have a shorter duration than our assets. At September 30, 2023, we had $251.74 million in certificates of deposit that mature within one year and $1.26 billion in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our investment securities available for sale. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on investment securities available for sale are reported as a separate component of equity, net of tax. Decreases in the fair value of investment securities available for sale resulting from increases in interest rates could have an adverse effect on stockholders' equity. Stockholders' equity, specifically accumulated other comprehensive income (loss) ("AOCI"), is increased or decreased by the amount of change in the estimated fair value of our securities available for sale, net of deferred income taxes. Increases in interest rates generally decrease the fair value of securities available for sale, which adversely impacts stockholders' equity.
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

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.

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

The sale of residential mortgage loans to Freddie Mac has historically provided a significant portion of our non-interest income. Future changes in Freddie Mac's program, including our eligibility to participate, the criteria for loans to be accepted or laws that significantly affect the activity of Freddie Mac could materially adversely affect our results of operations if we could not find other purchasers. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans to Freddie Mac or into the secondary market without recourse, we are required to give customary representations and warranties about the loans we sell. If we breach those representations and warranties, we may be required to repurchase the loans and we may incur a loss on the repurchase.

Risks Related to Laws and Regulations

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The banking industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. Certain significant federal and state banking regulations that affect us are described in this report under the heading "Item 1. Business - How We Are Regulated." These regulations, along with existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing marijuana businesses that are legal under state law. These guidelines allow us to work with marijuana-related businesses that are operating in accordance with state laws and regulations as long as we comply with required regulatory oversight of their accounts with us. In addition, legislation is currently pending in Congress that would allow banks and financial institutions to serve marijuana businesses in states where it is legal without any risk of federal prosecution. At September 30, 2023, approximately 1.3% of our total deposits and a portion of our service charges from deposits are from legal marijuana-related businesses. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability.

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

Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.

The effects of climate change continue to create an alarming level of concern for the state of the global environment. As a result, the global business community has increased its political and social awareness surrounding the issue, and the United States has entered into international agreements to reduce global temperatures, such as reentering the Paris Agreement. Further, the U.S. Congress, state legislatures and federal and state regulatory agencies continue to propose numerous initiatives to supplement the global effort to combat climate change. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related factors and encouraging investment by banks in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. The lack of empirical data surrounding the credit and other financial risks posed by climate change render it difficult, or even impossible, to predict how specifically climate change may impact our financial condition and results of operations; however, the physical effects of climate change may also directly impact us. Specifically, unpredictable and more frequent weather disasters may adversely impact the real property, and/or the value of the real property, securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, natural disasters and related events, which could impact our financial condition and results of operations. Further, the effects of climate change may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate. Overall, climate change, its effects and the resulting, unknown impact could have a material adverse effect on our financial condition and results of operations.

Risks Related to Cybersecurity, Third-Parties and Technology

The financial services market is undergoing rapid technological changes and, if we are unable to stay current with those changes, we may not be able to effectively compete.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyber attacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operation.

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

We performed our test for goodwill impairment for fiscal year 2023 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. Based on the assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less then it carry amount, and, therefore, goodwill was not impaired. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge against operations, which would adversely affect our results of operations, perhaps materially; however, it would have no impact on our liquidity, operations or regulatory capital.

We may experience decreases in the fair value of our loan servicing rights, which could reduce our earnings.

Loan servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained.  At September 30, 2023, our loan servicing rights totaled $2.12 million.  Loan servicing rights are amortized to servicing income on loans sold over the period of estimated net servicing income.  The estimated fair value of loan servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans.  On a quarterly basis, we evaluate the fair value of loan servicing rights for impairment by comparing actual cash flows and estimated cash flows from the loan servicing assets to those estimated at the time loan servicing assets were originated.  Our methodology for estimating the fair value of loan servicing rights is highly sensitive to changes in assumptions, such as prepayment speeds.  The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the loan servicing rights portfolio.  For example, a decrease in interest rates typically increases the prepayment speeds of loan servicing rights and therefore decreases the fair value of the loan servicing rights.  Future decreases in interest rates could decrease the fair value of our loan servicing rights below their recorded amount, which would decrease our earnings.

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

Liquidity is essential to our business. We rely on several sources in order to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a downturn in the Washington markets in which our loans and deposits are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” of this Form 10-K.

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

We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others. We also maintain a compliance program to identify, measure, assess and report on our adherence to applicable laws, policies and procedures. While we assess and improve these programs on an ongoing basis, there can be no assurance that our risk management or compliance programs, along with other related controls, will effectively mitigate all risk and limit losses in our business. As with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. If our risk management framework proves ineffective, we could suffer unexpected losses which could have a material adverse effect on our financial condition and results of operations.

We are dependent on key personnel, and the loss of one or more of those key personnel may materially and adversely affect our prospects.

Competition for qualified employees and personnel in the banking industry is intense, and there are a limited number of qualified persons with knowledge of, and experience in, the community banking industry where the Bank conducts its business. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel.  In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer and certain other employees.  In addition, our success has been and continues to be highly dependent upon the services of our directors, and we may not be able to identify and attract suitable candidates to replace such directors.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.  Properties

At September 30, 2023, the Company maintained its headquarters in Hoquiam, Washington, along with 23 full-service bank branches and four administrative offices with an aggregate net book value of $18.51 million. The Company's owns all properties except for one administrative office, the Tacoma branch and the Downtown Lacey branch, which are leased. The lease terms for our leased branches are not individually material. In addition, the Bank operated 24 proprietary automated teller machines ("ATMs") that are part of a nationwide cash exchange network as of September 30, 2023. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are suitable for the Company's needs. For additional information see "Note 5 - Premises and Equipment and Note 9 - Leases of the Notes to Consolidated Financial Statements contained in Item 8 of this report".

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of December 4, 2023, there were approximately 400 shareholders of record of the Company's common stock.  Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of Directors has declared quarterly cash dividends on our common stock for 44 consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by banking regulations.

Stock Repurchases

The following table sets forth the Company's repurchases of its outstanding Common Stock during the fourth quarter of the year ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

July 1, 2023 - July 31, 2023	—	$—	—	404,708

August 1, 2023 - August 31, 2023	—	—	—	404,708

September 1, 2023 - September 30, 2023	30,566	28.74	30,566	374,142

Total	30,566	$28.74	30,566	374,142
(1) On July 25, 2023, the Company announced a new stock repurchase program to purchase 404,708 shares of the Company's common stock. This marked the Company's 19th stock repurchase plan. Cumulatively, since January 1998, the Company has repurchased 8,366,987 shares of its common stock at an average price of $9.95 per share. The new stock repurchase program replaced the Company's existing repurchase plan which had 74,212 shares available to be repurchased prior to termination. The new repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions and available liquidity.

The Company is subject to certain restrictions on its ability to repurchase it common stock. The Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

Equity Compensation Plan Information.

The equity compensation plan information presented under subparagraph (d) in Part III, Item 12 of this report is incorporated herein by reference.

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and with the S&P 600 Thrifts & Mortgage Finance Index, peer group indices. Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2018.

Timberland Bancorp, Inc.

Total Return Performance
Timberland Bancorp, Inc.
Nasdaq Composite Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
0
09/30/18
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23

	Year Ended
Index	9/30/2018	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023
Timberland Bancorp, Inc.	$100.00	$90.52	$61.68	$102.84	$101.63	$103.04
NASDAQ Composite Index	100.00	100.52	141.70	184.58	136.12	171.65
S&P 600 Thrifts & Mortgage Finance Index	100.00	93.33	64.16	122.19	110.84	90.46
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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 branches (including its main office in Hoquiam).  At September 30, 2023, the Company had total assets of $1.84 billion, net loans receivable of $1.30 billion, total deposits of $1.56 billion and total shareholders’ equity of $233.07 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and non-interest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, in response to inflation, the FOMC increased the target range for the federal funds rate by 525 basis points, including 225 basis points during the 2023 fiscal year, to a range of 5.25% to 5.50% as of September 30, 2023. The FOMC has paused increases to the target federal funds rate but has not ruled out future increases and hinted that rates will remain higher for longer. We believe our balance sheet is structured to enhance our average yield on interest-earning assets as the lagging benefit of variable rate interest-earnings assets continue to reprice but anticipate a decrease in net interest margin due to a higher cost of funds as deposit rates continue to increase.

The provision for (recapture of) loan losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The allowance for loan losses reflects the amount that the Company believes is adequate to cover probable credit losses inherent in its loan portfolio. The Company recorded a provision for loan losses of $2.1 million for the year ended September 30, 2023, primarily due to increased loan portfolio growth. The Company recorded a provision for loan losses of $270,000 for the year ended September 30, 2022, primarily due to increased loan portfolio growth. On October 1, 2023, the Company adopted the CECL standard to determine estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses at inception of the loan. The adoption of CECL will change the allowance calculation methodology from a historical incurred loss model to an expected future loss model. The adjustment recorded upon our adoption of the CECL standard was not significant to the overall allowance for credit losses (including the reserve for unfunded commitments) as compared to the allowance for loan losses at September 30, 2023.

Net income is also affected by non-interest income and non-interest expense.  For the year ended September 30, 2023, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, escrow fees and other operating income.  Non-interest income is also increased by a gain on sale and net recoveries on investment securities and reduced by net OTTI losses on investment securities, if any. Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, amortization of CDI, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, technology and communications expenses, deposit operation expenses and other non-interest expenses. Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and by gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number and balances of loan and deposit accounts.

Results of operations may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Operating Strategy

The Company is a bank holding company which operates primarily through its subsidiary, the Bank. The Company's primary objective is to operate the Bank as a well-capitalized, profitable, independent, community-oriented financial institution, serving customers in its primary market area of Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties. The Company's strategy is to provide products and superior service to small businesses and individuals located in its primary market area.

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

Maintaining strong asset quality. We believe that strong asset quality is a key to our long-term financial success. Non-performing assets have decreased to $1.60 million at September 30, 2023 from $2.17 million at September 30, 2022. The percentage of non-performing loans to loans receivable, net was 0.11% and 0.18% at September 30, 2023 and 2022, respectively. The Company's percentage of non-performing assets to total assets at September 30, 2023 was 0.09% compared to 0.12% at September 30, 2022. We continue to seek to reduce the level of non-performing assets through collections, write-downs, modifications and sales of OREO. We also take proactive steps to resolve our non-performing loans, including negotiating payment plans, forbearances, loan modifications and loan extensions and accepting short payoffs on delinquent loans when such actions have been deemed appropriate. Although the Company plans to continue to place emphasis on certain lending products, such as commercial real estate loans, construction loans, and commercial business loans, the Company expects to continue to manage its credit exposures using experienced bankers and an overall conservative approach to lending.

Selected Financial Data

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and its subsidiary at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

	At September 30,
	2023	2022	2021	2020	2019
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$1,839,905	$1,860,508	$1,792,180	$1,565,978	$1,247,132
Loans receivable, net	1,302,305	1,132,426	968,454	1,013,875	886,662
Investment securities held-to-maturity	270,218	266,608	69,102	27,890	31,102
Investment securities available-for-sale	41,771	41,415	63,176	57,907	22,532
FHLB stock	3,602	2,194	2,103	1,922	1,437
Other investments	3,000	3,000	3,000	3,000	3,000
Cash and due from financial institutions and interest-bearing deposits in banks	128,721	316,755	580,196	314,452	143,015
Certificate of deposits held for investments	15,188	22,894	28,482	65,545	78,346
BOLI	22,966	22,806	22,193	21,593	21,005
OREO and other repossessed assets	—	—	157	1,050	1,683
Deposits	1,560,935	1,632,176	1,570,555	1,358,406	1,067,227
FHLB borrowings	35,000	—	5,000	10,000	—
Shareholders' equity	233,073	218,569	206,899	187,630	171,067

	Year Ended September 30,
	2023	2022	2021	2020	2019
	(In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$79,951	$58,508	$54,962	$55,583	$55,725
Interest expense	11,592	2,674	3,104	4,701	4,565
Net interest income	68,359	55,834	51,858	50,882	51,160
Provision for loan losses	2,132	270	—	3,700	—
Net interest income after provision for loan losses	66,227	55,564	51,858	47,182	51,160
Non-interest income	11,140	12,624	17,161	17,188	14,341
Non-interest expense	43,373	38,626	34,591	34,063	35,580
Income before income taxes	33,994	29,562	34,428	30,307	29,921
Provision for federal income taxes	6,876	5,962	6,845	6,038	5,901
Net income	$27,118	$23,600	$27,583	$24,269	$24,020

Net income per common share:
Basic	$3.32	$2.84	$3.31	$2.91	$2.89
Diluted	$3.29	$2.82	$3.27	$2.88	$2.84
Dividends per common share	$1.01	$0.87	$1.03	$0.85	$0.78
Dividend payout ratio (1)	30.48%	30.64%	31.14%	29.19%	27.04%
______________
(1)Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2023	2022	2021	2020	2019
OTHER DATA:
Number of real estate loans outstanding	2,537	2,332	2,290	2,508	2,766
Deposit accounts	56,675	56,380	58,454	58,566	56,380
Full-service offices	23	23	24	24	24

	At or For the Year Ended September 30,
	2023	2022	2021	2020	2019
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)	1.50%	1.27%	1.64%	1.75%	1.96%
Return on average equity (2)	12.01	11.14	13.98	13.59	14.91
Interest rate spread (3)	3.56	3.07	3.13	3.70	4.31
Net interest margin (4)	3.95	3.16	3.25	3.90	4.50
Average interest-earning assets to average interest-bearing liabilities	158.36	160.67	162.08	155.98	148.15
Non-interest expense as a percent of average total assets	2.39	2.09	2.06	2.45	2.91

Efficiency ratio (5)	54.56	56.42	50.12	50.04	54.32

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	0.12%	0.18%	0.29%	0.28%	0.34%
Non-performing assets as a percent of total assets (6)	0.09	0.12	0.18	0.27	0.40
Allowance for loan losses as a percent of total loans receivable, net (7)	1.20	1.20	1.37	1.31	1.08
Allowance for loan losses as a percent of non-performing loans (8)	1,044.72	665.52	471.93	461.76	319.49
Net charge-offs (recoveries) to average outstanding loans	0.00	0.00	0.00	0.00	(0.02)
Capital Ratios:
Total equity-to-assets ratio	12.67%	11.75%	11.54%	11.98%	13.71%
Average equity to average assets	12.46	11.43	11.74	12.85	13.17
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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with GAAP. In doing so, we have to make estimates and assumptions. Our critical accounting estimates are those estimates that involve a significant level of uncertainty at the time the estimate was made, and changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. Accordingly, actual results could differ materially from our estimates. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We have reviewed our critical accounting estimates with the audit committee of our Board of Directors.

See "Note 1-Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements contained in Item 8 of this report" for a summary of significant accounting policies and the effect on our financial statements and the following:

Provision and Allowance for Loan Losses

The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses. The provision for loan losses reflects the amount required to maintain the allowance for loan losses at an appropriate level based upon management’s evaluation of the adequacy of general and specific loss reserves. Determining the amount of the allowance for loan losses involves a high degree of judgment. Among the material estimates required to establish the allowance for loan losses are: overall economic conditions; value of collateral; strength of guarantors; loss exposure at default; the amount and timing of future cash flows on impaired loans; and determination of loss factors to be applied to the various elements of the portfolio. All these estimates are susceptible to significant change. We have established systematic methodologies for the determination of the adequacy of our allowance for loan losses. The methodologies are set forth in a formal policy and take into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual problem loans. We increase our allowance for loan losses by charging provisions for probable loan losses against our income.

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

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred unless they are directly attributable to the issuance of the Company's common stock in a business combination and the Company chooses to record these acquisition-related costs through stockholders' equity. There were no business combinations during the years ended September 30, 2022, 2021 and 2020, respectively.

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

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity using a model provided by NXTsoft Data Analytics, LLC (“NXTsoft”), a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on an interest rate shock analysis prepared by NXTsoft using data at September 30, 2023, an immediate increase in interest rates of 100 basis points would leave the Bank’s projected net interest income virtually level (slight decrease of 0.06%).  An immediate decrease in interest rates of 100 basis points would decrease the Bank's projected net interest income by approximately 3.03% due to a larger portion of the Bank's interest rate sensitive assets repricing within a one-year period. See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans and, accordingly, reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2023, the consumer, commercial business and construction loan portfolios amounted to $41.05 million, $136.27 million and $273.84 million, respectively or 2.9%, 9.6% and 19.2%, respectively of total loans receivable.

Quantitative Aspects of Market Risk.  The model provided for the Bank by NXTsoft estimates the changes in the economic value of equity ("EVE") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's EVE (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's EVE under different interest rate scenarios.  The change in EVE under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by NXTsoft based on data at September 30, 2023:

Hypothetical	Net Interest Income (1)(2)		Economic Value of Equity
Interest Rate	$ Change	% Change	$ Change	% Change
Scenario (3)	from Base	from Base	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$(802)	(1.13)%	$(2,249)	(0.65)%
+300	(717)	(1.01)	(2,752)	(0.80)
+200	(289)	(0.41)	(257)	(0.07)
+100	(40)	(0.06)	852	0.25
BASE	—	—	—	—
-100	(2,159)	(3.03)	(9,177)	(2.67)
-200	(4,536)	(6.37)	(21,546)	(6.26)
-300	(7,707)	(10.82)	(37,934)	(11.03)
-400	(11,154)	(15.65)	(54,246)	(15.77)
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

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 2.67% decrease in EVE and a 3.03% decrease in net interest income.  In the event of a 100 basis point increase in interest rates, a 0.25% increase in EVE and a 0.06% decrease in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in a neutral net interest income and a EVE in a rising interest rate scenario and decreases in net interest income and EVE in a declining interest rate scenario.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the method of analysis presented in the foregoing table.  For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag changes in market rates.  Additionally, certain assets have features which restrict changes in interest rates on a short-term basis and over the life of the asset.  Further, in the event of a change in interest rates, expected rates of prepayments on loans and early withdrawals from certificates of deposit could possibly deviate significantly from those assumed in calculating the table.

Comparison of Financial Condition at September 30, 2023 and September 30, 2022

Total assets decreased by $20.60 million, or 1.1%, to $1.84 billion at September 30, 2023 from $1.86 billion at September 30, 2022.  The decrease in total assets was primarily due to a decrease in total cash and cash equivalents, partially offset by increases in loans receivable and, to a lesser extent, investment securities. Cash and cash equivalents were also used to fund the decrease in total deposits.

Net loans receivable increased by $169.88 million, or 15.0%, to $1.30 billion at September 30, 2023 from $1.13 billion at September 30, 2022, primarily due to increases in one- to four-family loans, multi-family loans, commercial real estate loans, construction and land development loans, commercial business loans and smaller increases in several other loan categories.

Investment securities (including investments in equity securities) increased by $3.94 million, or 1.28%, to $312.80 million at September 30, 2023 from $308.06 million at September 30, 2022, primarily due to the purchase of additional held to maturity securities.

Total deposits decreased by $71.24 million, or 4.4%, to $1.56 billion at September 30, 2023 from $1.63 billion at September 30, 2022, primarily due to decreases in non-interest bearing account balances, NOW checking account balances, money market account balances, and savings account balances. These decreases were partially offset by increases in certificates of deposit account balances.

Shareholders' equity increased by $14.50 million, or 6.6%, to $233.07 million at September 30, 2023 from $218.57 million at September 30, 2022.  The increase was primarily due to net income for the year ended September 30, 2023 of $27.12 million, partially offset by $8.27 million in dividends paid to shareholders and the repurchase of 185,399 shares of common stock for $5.00 million.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $194.74 million, or 57.6%, to $143.91 million at September 30, 2023 from $339.65 million at September 30, 2022.  The decrease was primarily a result of deploying overnight liquidity into higher-earning loan originations and investment securities, as well as to fund deposit withdrawals.

Investment Securities:  Investment securities (including investments in equity securities) increased by $3.94 million, or 1.28%, to $312.80 million at September 30, 2023 from $308.86 million at September 30, 2022.  The increase was primarily due to the purchase of $32.60 million additional investment securities, primarily consisting of U.S. Treasury and U.S. government agency investment securities and U.S. government agency mortgage-backed investment securities as the Company placed a portion of its excess overnight liquidity into higher-earning investment securities during the period. These increases were partially offset by the sale of $8.93 million of available for sale investment securities (for a gain of $95,000) and $20.57 million of maturities, prepayments and scheduled amortization of other investment securities. For additional details on investment securities, see "Item 1. Business - Investment Activities" and "Note 3-Investment Securities of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

FHLB Stock: FHLB stock increased by $1.41 million, or 64.2%, to $3.60 million at September 30, 2023 from $2.19 million at September 30, 2022, due to purchases required by the FHLB as a result of the increase in total assets and borrowings.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at both September 30, 2023 and 2022. This investment is utilized to help satisfy compliance with the Company's Community Reinvestment Act ("CRA") investment test requirements.

Loans Held for Sale: Loans held for sale decreased by $348,000, or 46.5%, to $400,000 at September 30, 2023 from $748,000 at September 30, 2022, primarily due to the timing and volume of mortgage banking loan sales. The Company generally sells longer-term fixed-rate residential loans and the guaranteed portion of SBA commercial business loans for asset-liability management purposes and to generate non-interest income.  The Company sold $11.54 million in loans during the year ended September 30, 2023 compared to $73.50 million for the year ended September 30, 2022. Sales of loans over the past year has decreased, primarily due to decreased refinance activity for one- to four-family loans due to rising interest rates, declining homes sales and a decision to keep more single family loans originated during the period in the portfolio.

Loans Receivable, Net of Allowance for Loan Losses:  Net loans receivable increased by $169.88 million, or 15.0%, to $1.30 billion at September 30, 2023 from $1.13 billion at September 30, 2022. The increase was primarily due to a $77.11 million increase in one- to four-family loans, a $32.15 million increase in multi-family loans, a $31.62 million increase in commercial real estate loans, an $18.23 million increase in construction and land development loans, a $10.76 million increase in commercial business loans and smaller changes in other categories.
Loan originations decreased by $210.68 million, or 36.8%, to $361.79 million for the year ended September 30, 2023 from $572.46 million for the year ended September 30, 2022. The decrease in loan originations was primarily due to decreases in originations of one- to four- family loans, commercial real estate, construction and commercial business loans. These decreases were partially offset by an increase in originations of multi-family loans. For additional information on loans, see "Item 1. Business - Lending Activities" and "Note 4-Loans Receivable and Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Premises and Equipment, Net:  Premises and equipment decreased by $256,000, or 1.2%, to $21.64 million at September 30, 2023 from $21.90 million at September 30, 2022.  The decrease was primarily due to normal depreciation. For additional information on premises and equipment, see "Item 2. Properties" and "Note-5 Premises and Equipment" of the Notes of the Consolidated Financial Statements contained in Item 8 of this report.

Bank Owned Life Insurance ("BOLI"):  BOLI increased by $160,000, or 0.7%, to $22.97 million at September 30, 2023 from $22.81 million at September 30, 2022. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies and offset by a decrease in cash surrender value due to a death.

Goodwill:  The recorded amount of goodwill remained unchanged at $15.13 million at both September 30, 2023 and September 30, 2022. The Company performed its annual review of goodwill during the quarter ended June 30, 2023 and determined that there was no impairment.  As of September 30, 2023, management believes that there had been no subsequent events or changes in circumstances that would indicate a potential impairment of goodwill. For additional information on goodwill, see "Note 7-Goodwill and CDI" of the Consolidated Financial Statements contained in Item 8 of this report.

CDI: CDI decreased by $271,000 or 28.6%, to $677,000 at September 30, 2023 from $948,000 at September 30, 2022 due to scheduled amortization. For additional information on CDI, see "Note 7-Goodwill and CDI" of the Consolidated Financial Statements contained in Item 8 of this report.

Loan Servicing Rights, Net:  Loan servicing rights decreased by $899,000, or 29.7%, to $2.12 million at September 30, 2023 from $3.02 million at September 30, 2022, primarily due to the amortization of servicing rights and partially offset by additional capitalized Freddie Mac servicing rights for loans being sold with servicing retained. The principal amount of loans serviced for Freddie Mac and the SBA decreased by $23.79 million to $386.50 million at September 30, 2023 from $410.29 million at September 30, 2022. For additional information on loan servicing rights, see "Note 8-Loan Servicing Rights" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Operating Lease Right-of-Use Assets: Operating lease ROU assets decreased by $208,000, or 10.5%, to $1.77 million at September 30, 2023 from $1.98 million at September 30, 2022, primarily due to the amortization of the ROU assets. The operating lease ROU assets at September 30, 2023 represented the present value of two operating leases on branch facilities and one administrative office. For additional information on leases, see "Note 9-Leases" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Other Assets: Other assets increased by $209,000, or 6.2%, to $3.57 million at September 30, 2023 from $3.36 million at September 30, 2022. The increase was primarily due to increases in miscellaneous receivables (including income tax receivables) and prepaid expenses.

Deposits: Deposits decreased by $71.24 million, or 4.4%, to $1.56 billion at September 30, 2023 from $1.63 billion at September 30, 2022.  The decrease consisted of a $74.19 million decrease in non-interest checking account balances, a $61.05 million decrease in NOW checking account balances, a $54.85 million decrease in savings account balances and a $58.66 million decrease in money market account balances. These decreases were partially offset by a $177.52 million increase in certificates of deposit account balances. The net decrease in deposits was primarily due to competitive pricing pressure and customers moving excess funds to alternative higher yielding investments as well as general declines in individual customer balances. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and N"ote 10-Deposits" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. At September 30, 2023, the Company had a borrowing capacity of $533.99 million. The Company had $35.00 million in FHLB borrowings at September 30, 2023 compared to no borrowings at September 30, 2022. At September 30, 2023, FHLB borrowings consisted of two long-term borrowings totaling $15.00 million with scheduled maturities in May 2026 and both of which bear interest at 3.95%. In addition, the Bank had three short-term borrowings totaling $20.00 million, which mature at various dates during the 2024 fiscal year and bear interest at rates ranging from 5.52% to 5.57%. For additional information on FHLB borrowings, see "Note 11-FHLB Borrowings and Other Borrowings" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Operating Lease Liabilities: Operating lease liabilities decreased by $199,000 or 9.6%, to $1.87 million at September 30, 2023 from $2.07 million at September 30, 2022, primarily due to required annual lease payments. The operating lease liability at September 30, 2023 represented the present value of two operating leases on branch facilities and one administrative office. For additional information on leases, see "Note 9-Leases" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Other Liabilities and Accrued Expenses: Other liabilities and accrued expenses increased by $1.33 million or 17.3%, to $9.03 million at September 30, 2023 from $7.70 million at September 30, 2022. The increase was primarily due to timing differences in the normal course of business and an increase in accrued interest payable.

Shareholders' Equity:  Total shareholders' equity increased by $14.50 million, or 6.6%, to $233.07 million at September 30, 2023 from $218.57 million at September 30, 2022.  The increase was primarily due to net income of $27.12 million for the year ended September 30, 2023, which was partially offset by the payment of $8.27 million in dividends to common shareholders and the repurchase of 185,399 shares of the Company's common stock for $5.00 million during the year ended September 30, 2023. In addition, shareholder’s equity was adversely impacted by unrealized losses on available for sale securities reflecting the increase in market interest rates during the year, resulting in a $1.08 million accumulated other comprehensive loss, net of tax at September 30, 2023. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in "Item 8. Financial Statements and Supplementary Data".

Comparison of Operating Results for the Years Ended September 30, 2023 and 2022

Net income for the year ended September 30, 2023 increased by $3.52 million, or 14.9%, to $27.12 million from $23.60 million for the year ended September 30, 2022.  Net income per diluted common share increased by $0.47, or 16.7%, to $3.29 for the year ended September 30, 2023 from $2.82 for the year ended September 30, 2022. The increase in net income was primarily due to a $12.53 million increase in net interest income that was partially offset by a $4.75 million increase in non-interest expense, a $1.86 million increase in the provision for loan losses, a $1.48 million decrease in non-interest income and a $914,000 increase in the provision for income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $12.53 million, or 22.4%, to $68.36 million for the year ended September 30, 2023 from $55.83 million for the year ended September 30, 2022.  The increase in net interest income was primarily due to an increase in the average yield on interest-earning assets and to a lesser extent an increase in the average balance of loans and investment securities, as the Company placed a portion of its excess overnight liquidity into higher-earning loans during the period. This increase was partially offset by an increase in the average cost of interest-bearing liabilities

Total interest and dividend income increased by $21.44 million, or 36.6%, to $79.95 million for the year ended September 30, 2023 from $58.51 million for the year ended September 30, 2022, primarily due to an increase in the average yield on interest-earning assets. The average yield on interest-earning assets increased to 4.63% for the year ended September 30, 2023 from 3.31% for the year ended September 30, 2022. Average total interest-earning assets decreased by $40.10 million, or 2.27%, to $1.73 billion for the year ended September 30, 2023 from $1.77 billion for the year ended September 30, 2022, due to a decrease in the average balance of interest-bearing deposits in banks and CDs which was partially offset by increased in the average balances of loans receivable and investment securities. Interest income on loans receivable and loans held for sale increased by $11.83 million, or 23.1%, to $63.15 million for the year ended September 30, 2023 from $51.32 million for the year ended September 30, 2022, primarily due to a $174.47 million increase in the average balance of loans receivable coupled with an increase in the average yield on loans receivable to 5.13% for the year ended September 30, 2023 from 4.86% for the year ended September 30, 2022.

During the year ended September 30, 2023, the accretion of the purchase accounting fair value discount on loans acquired increased interest income on loans by $75,000 compared to $182,000 for the year ended September 30, 2022. The accretion of the net fair value discount on acquired loans increased the average yield on loans by one basis point for the year ended September 30, 2023 and two basis points for the year ended September 30, 2022. The incremental accretion and the impact on loan yield will change during any period based on the volume of prepayments, but it is expected to decrease over time as the balance of the net discount declines. The remaining net discount on these acquired loans was $192,000 at September 30, 2023. During the year ended September 30, 2023, a total of $398,000 in non-accrual interest, pre-payment penalties and late fees was collected compared to $629,000 for the year ended September 30, 2022.

Interest income on investment securities increased by $5.90 million, or 169.0%, to $9.38 million for the year ended September 30, 2023 from $3.49 million for the year ended September 30, 2022, primarily due to an increase in the average balance of held to maturity investment securities and an increase in the average yield on investment securities. Interest income on interest-bearing deposits in banks and CDs increased by $3.57 million, or 99.74%, to $7.14 million for the year ended September 30, 2023 from $3.58 million for the year ended September 30, 2022, primarily due to an increase in the average yield to 4.26% from 0.74% due to market interest rates increasing, partially offset by a $314.44 million decrease in the average balance of interest-bearing deposits in banks and CDs.

Total interest expense increased by $8.92 million, or 333.5%, to $11.59 million for the year ended September 30, 2023 from $2.67 million for the year ended September 30, 2022. The increase in interest expense was primarily due to an increase in the average cost of interest-bearing liabilities, primarily deposits. The average cost of interest-bearing liabilities increased to 1.06% for the year ended September 30, 2023 from 0.24% for the year ended September 30, 2022 as market interest rates for deposits increased. Average interest-bearing deposits decreased by $9.23 million, or 0.84%, to $1.09 billion for the year ended September 30, 2023 from $1.10 billion for the year ended September 30, 2022, primarily due to competitive pricing pressure and customers moving excess funds to alternative higher yielding investments as well as general declines in individual customer balances.

As a result of these changes, the net interest margin increased 79 basis points to 3.95% for the year ended September 30, 2023 from 3.16% for the year ended September 30, 2022.

Provision for Loan Losses: A $2.13 million provision for loans losses was recorded for the year ended September 30, 2023 primarily due to loan portfolio growth compared to a $270,000 provision for loans losses for the year ended September 30, 2022 primarily due to loan portfolio growth. The Company had net charge-offs of $18,000 for the year ended September 30, 2023 and net charge-offs of $36,000 for the year ended September 30, 2022.  The net charge-offs (recoveries) to average outstanding loans was 0.0% for the year ended September 30, 2023 and 2022. The level of delinquent loans (loans 30 or more days past due) decreased by $431,000, or 20.6%, to $1.67 million at September 30, 2023 from $2.10 million at September 30, 2022 and the level of loans graded substandard decreased by $1.00 million, or 13.6%, to $6.39 million at September 30, 2023 from $7.39 million at September 30, 2022. Special mention loans decreased by $237,000 or 100%, to $0 at September 30, 2023 from $237,000 at September 30, 2022. Non-accrual loans decreased by $545,000, or 26.5%, to $1.51 million at September 30, 2023 from $2.06 million at September 30, 2022.

The $466,000 balance of SBA PPP loans was omitted from the Company's allowance for loan losses calculation at September 30, 2023, as these loans are fully guaranteed by the SBA, and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

The Company has established a comprehensive methodology for determining the allowance for loan losses.  On a quarterly basis, the Company performs an analysis that considers pertinent factors underlying the quality of the loan portfolio.  These factors include changes in the amount and composition of the loan portfolio, historic loss experience for various loan segments, changes in economic conditions, delinquency rates, a detailed analysis of impaired loans, and other factors to determine an appropriate level of allowance for loan losses.  Impaired loans are subject to an impairment analysis to determine an appropriate reserve amount to be allocated to each loan.  The aggregate principal impairment amount determined at September 30, 2023 was $123,000 compared to $127,000 at September 30, 2022.

Based on the comprehensive methodology, management believes that the allowance for loan losses of $15.82 million at September 30, 2023 (1.20% of loans receivable and 1044.72% of non-performing loans) was adequate to provide for probable losses based on an evaluation of known and inherent risks in the loan portfolio at that date.  While the Company believes that it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that bank regulators, in reviewing the Company's loan portfolio, will not request the Company to increase significantly its allowance for loan losses.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  A further decline in national and local economic conditions, as a result of the effects of inflation, a potential recession or slowing economic growth, among other factors, could result in a material increase in the allowance for loan losses which would adversely affect the Company's financial condition and results of operations.

On October 1, 2023, the Company adopted the CECL standard to determine estimates of lifetime expected credit losses on loans and recognize the expected credit losses as allowances for credit losses at inception of the loan. The adoption of CECL will change the allowance calculation methodology from a historical incurred loss model to an expected future loss model. The adjustment recorded upon our adoption of the CECL standard was not significant to the overall allowance for credit losses (including the reserve for unfunded commitments) as compared to the allowance for loan losses at September 30, 2023. For additional information, see "Item 1. Business - Lending Activities -- Allowance for Loan Losses" and "Note 4-Loans Receivable and Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Non-interest Income: Total non-interest income decreased by $1.48 million, or 11.8%, to $11.14 million for the year ended September 30, 2023 from $12.62 million for the year ended September 30, 2022.  The decrease was primarily due to a $1.27 million reduction in net gain on sales of loans and smaller decreases in other categories. These decreases were partially offset by a $95,000 increase in net gain on sale of investment securities, and smaller increases in other categories. Sales of loans over the past year have decreased primarily due to decreased refinance activity for one- to four-family loans due to rising interest rates, declining homes sales and a decision to keep more single family loans originated during the period in the portfolio. The increase in gain on sale of investment securities was primarily due to the sale of $8.86 million of available for sale investment securities.

Non-interest Expense:  Total non-interest expense increased by $4.75 million, or 12.3%, to $43.37 million for the year ended September 30, 2023 from $38.63 million for the year ended September 30, 2022.  The increase was primarily due to a $2.70 million increase in salaries and employee benefits, an $826,000 increase in technology and communications, a $331,000 increase in professional fees, a $158,000 increase in state and local taxes, a $148,000 increase in premises and equipment, a $133,000 increase in deposit operations, and smaller increases in several other expense categories. The increase in salaries and employee benefits was primarily due to annual salary adjustments. The increase in professional fees was due to higher legal and consulting fees. The increase in technology and communications was primarily due to the addition of several technology products and increased processing volumes. The increase in deposit operations was primarily due to increased fraud expense and unrecovered overdrafts. The efficiency ratio for the year ended September 30, 2023 improved to 54.56% from 56.42% for the year ended September 30, 2022.

Provision for Income Taxes: The provision for income taxes increased by $914,000, or 15.3% to $6.88 million for the year ended September 30, 2023 from $5.96 million for the year ended September 30, 2022. The increase in the provision for income taxes was primarily due to higher income before income taxes. The Company's effective income tax rate was 20.2% for the years ended September 30, 2023 and 2022. For additional information on income taxes, see "Note 13-Income Taxes" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Comparison of Results of Operations for the Years Ended September 30, 2022 and 2021

See Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2022 previously filed with the SEC.

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

	Year Ended September 30,
	2023			2022			2021
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$1,230,101	$63,154	5.13%	$1,055,635	$51,324	4.86%	$1,026,742	$52,539	5.12%
Investment securities (2)	324,436	9,384	2.89	224,850	3,488	1.55	103,328	1,195	1.16
Dividends from mutual funds, FHLB stock and other investments	6,315	270	4.28	6,021	120	1.99	5,989	111	1.85
Interest-bearing deposits in banks and CDs	167,718	7,143	4.26	482,162	3,576	0.74	459,145	1,117	0.24
Total interest-earning assets	1,728,570	79,951	4.63	1,768,668	58,508	3.31	1,595,204	54,962	3.45
Non-interest-earning assets	84,205			83,895			85,939

Total assets	$1,812,775			$1,852,563			$1,681,143

Interest-bearing liabilities:
NOW checking accounts	$407,679	$3,562	0.87%	$449,574	$650	0.14%	$402,430	$605	0.15%
Money market accounts	215,465	1,600	0.74	244,498	766	0.31	186,489	560	0.30
Savings accounts	261,006	415	0.16	278,025	230	0.08	242,598	201	0.08
Certificates of deposit accounts	200,476	5,725	2.86	127,277	1,011	0.79	145,006	1,647	1.14
Short-term borrowings	975	53	5.44	3	—	—	—	—	—
Long-term borrowings (3)	5,973	237	3.97	1,427	17	1.19	7,686	91	1.18
Total interest-bearing liabilities	1,091,574	11,592	1.06	1,100,804	2,674	0.24	984,209	3,104	0.32
Non-interest-bearing deposits	484,795			529,702			488,833
Other liabilities	10,557			10,224			10,816
Total liabilities	1,586,926			1,640,730			1,483,858

Shareholders' equity	225,849			211,833			197,285
Total liabilities and shareholders' equity	$1,812,775			$1,852,563			$1,681,143

Net interest income		$68,359			$55,834			$51,858
Interest rate spread			3.56%			3.07%			3.13%
Net interest margin (4)			3.95%			3.16%			3.25%
Ratio of average interest-earning assets to average interest-bearing liabilities			158.36%			160.67%			162.08%
_______________________________________________
(1)Does not include interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (year ended September 30, 2023 - $1,373; year ended September 30, 2022 - $3,600 and year ended September 30, 2021 - $6,859) are included with interest and dividends. Accretion of the fair value discount on loans for the years ended September 30, 2023, 2022 and 2021 of $75, $182 and $340 respectively, is included with interest and dividends.
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

	Year Ended September 30, 2023 Compared to Year Ended September 30, 2022 Increase (Decrease) Due to			Year Ended September 30, 2022 Compared to Year Ended September 30, 2021 Increase (Decrease) Due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
			(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$2,993	$8,837	$11,830	$(2,666)	$1,451	$(1,215)
Investment securities	3,899	1,997	5,896	516	1,777	2,293
Dividends from mutual funds, FHLB stock and other investments	144	6	150	8	1	9
Interest-bearing deposits in banks and CDs	7,236	(3,669)	3,567	2,400	59	2,459
Total net change in income on interest-earning assets	14,272	7,171	21,443	258	3,288	3,546

Interest-bearing liabilities:
Savings accounts	199	(15)	184	—	29	29
Money market accounts	935	(101)	834	25	181	206
NOW checking accounts	2,978	(66)	2,912	(24)	69	45
Certificates of deposit accounts	3,860	855	4,715	(453)	(183)	(636)
FHLB borrowings	119	154	273	—	(74)	(74)
Total net change in expense on interest-bearing liabilities	8,091	827	8,918	(452)	22	(430)
Net change in net interest income	$6,181	$6,344	$12,525	$710	$3,266	$3,976
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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2023, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 15.3%.  At September 30, 2023, the Bank maintained an unused credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which $35.00 million of the$533.99 million available for borrowings with the FHLB was outstanding at September 30, 2023. The Bank maintains two short-term borrowing line with the FRB with total credit based on eligible collateral: Borrower-in-Custody ("BIC") and Bank Term Funding Program ("BTFP").  At September 30, 2023, the Bank had no outstanding balance on either the BIC or BTFP borrowing lines, under which $89.26 million and $57.00 million was available for future borrowings, respectively. The Bank also maintains a $50.00 million overnight borrowing line with PCBB. At September 30, 2023, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the

Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the years ended September 30, 2023, 2022 and 2021, the Bank originated $361.79 million, $572.46 million and $602.34 million of loans, respectively. At September 30, 2023, the Bank had loan commitments totaling $173.20 million and undisbursed construction loans in process totaling $103.19 million.  Investment securities purchased during the years ended September 30, 2023, 2022 and 2021 totaled $32.60 million, $208.78 million and $71.75 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2023, 2022 and 2021, the Bank sold $11.54 million, $73.50 million and $150.20 million, respectively, in loans and loan participation interests.  During the years ended September 30, 2023, 2022 and 2021, the Bank received $177.31 million, $324.23 million and $500.03 million, respectively, in principal repayments.

The Bank’s liquidity has been negatively impacted by decreases in deposit levels. During the year ended September 30, 2023, deposits decreased by $71.24 million. During the years ended September 30, 2022 and 2021, deposits increased by $61.62 million and $212.20 million, respectively. Our liquid assets in the form of cash and cash equivalents, CDs held for investment and investment securities available for sale decreased to $185.68 million at September 30, 2023 from $381.06 million at September 30, 2022. The decrease was primarily a result of deploying overnight liquidity into higher-earning loan originations and investment securities, as well as to fund deposit withdrawals. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Capital expenditures are incurred on an ongoing basis to expand and improve the Bank's product offerings, enhance and modernize technology infrastructure, and to introduce new technology-based products to compete effectively in the various markets. Capital expenditure projects are evaluated based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current objectives, there are no projects scheduled for capital investments in premises and equipment during the fiscal year ending September 30, 2024 that would materially impact liquidity.

For the fiscal year ending September 30, 2024, the Bank projects that fixed commitments will include $333,000 of operating lease payments. There are $20.0 million in scheduled payments and maturities of FHLB borrowings during fiscal year 2024. In addition, at September 30, 2023, there were other future obligations and accrued expenses of $9.03 million. For additional information, see "Note 12-FHLB Borrowings and Other Borrowings" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to its operating expenses, Timberland Bancorp is responsible for paying dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. At September 30, 2023, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $517,000.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice.The current quarterly common stock dividend rate is $0.23 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2024 at the rate of $0.23 per share, the average total dividend paid each quarter would be approximately $1.86 million based on the number of current outstanding shares at September 30, 2023.

In addition, from time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 25, 2023, the Company announced the adoption of a new stock repurchase program pursuant to which the Company may repurchase up to 404,708 shares of Company common stock, of which 374,142 shares remained available for future purchases as of September 30, 2023. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information on the Company’s stock repurchases, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part II of this report.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital.  At September 30, 2023, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details, see "Note 17-Regulatory Matters" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report and “Item 1. Business - Regulation of the Bank - Capital Requirements".

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see "Note 1-Summary of Significant Accountion Policies" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Asset and Liability Management” of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm (Delap LLP, Lake Oswego, Oregon, PCAOB ID: 116)	68
Consolidated Balance Sheets as of September 30, 2023 and 2022	70
Consolidated Statements of Income for the Years Ended
September 30, 2023, 2022 and 2021	72
Consolidated Statements of Comprehensive Income for the
Years Ended September 30, 2023, 2022 and 2021	74
Consolidated Statements of Shareholders' Equity for the
Years Ended September 30, 2023, 2022 and 2021	75
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2023, 2022 and 2021	76
Notes to Consolidated Financial Statements	78

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Timberland Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2023, and the related notes (collectively, "the financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America (U.S.).

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

Allowance for Loan Losses

Critical Audit Matter Description

As described in Notes 1 and 4 to the financial statements, the Company's allowance for loan losses (ALL) is a valuation account that reflects the estimated loan losses based on known and inherent risks in the loan portfolio to the extent that they are both probable and reasonable to estimate. The ALL was approximately $15,817,000 as of September 30, 2023, which consists of specific and general components in the amounts of $123,000 and $15,694,000, respectively.

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

How the Critical Audit Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included the following, among others:

a.We obtained an understanding of the relevant controls related to management’s establishment of the qualitative factors, assessment, review, and approval of the qualitative factors, and the data used in determining the qualitative factors.
b.We obtained an understanding of how management developed the estimates and related assumptions, including:
i.Testing completeness and accuracy of key data inputs used in forming assumptions or calculations and testing the reliability of the underlying data on which these factors are based by comparing information to source documents and external information sources, as well as evaluating the estimated correlation to potential loss.
ii.Evaluating the reasonableness of the qualitative factors established by management as compared to the underlying internal or external information sources.
c.We obtained an understanding of the loans excluded from the general component calculation for propriety of classification as acquired or impaired loans.

/s/ Delap LLP

We have served as the Company's auditors since 2010.

Lake Oswego, Oregon
December 11, 2023

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

	2023	2022
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$25,390	$24,808
Interest-bearing deposits in banks	103,331	291,947
Total cash and cash equivalents	128,721	316,755

Certificates of deposit (“CDs”) held for investment, at cost	15,188	22,894
Investment securities held to maturity, at amortized cost (estimated fair value $253,766 and $249,783)	270,218	266,608
Investment securities available for sale, at fair value	41,771	41,415
Investments in equity securities, at fair value	811	835
Federal Home Loan Bank of Des Moines (“FHLB”) stock	3,602	2,194
Other investments, at cost	3,000	3,000
Loans held for sale	400	748
Loans receivable, net of allowance for loan losses of $15,817 and $13,703	1,302,305	1,132,426
Premises and equipment, net	21,642	21,898
Accrued interest receivable	6,004	4,483
Bank owned life insurance (“BOLI”)	22,966	22,806
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	677	948
Loan servicing rights, net	2,124	3,023
Operating lease right-of-use ("ROU") assets	1,772	1,980
Other assets	3,573	3,364
Total assets	$1,839,905	$1,860,508

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$455,864	$530,058
Interest-bearing	1,105,071	1,102,118
Total deposits	1,560,935	1,632,176

Operating lease liabilities	1,867	2,066
FHLB borrowings	35,000	—
Other liabilities and accrued expenses	9,030	7,697
Total liabilities	1,606,832	1,641,939

Commitments and contingencies (See Note 16)

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Shareholders’ equity	2023	2022
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,105,338 shares issued and outstanding - September 30, 2023 8,221,952 shares issued and outstanding - September 30, 2022	34,771	38,751
Retained earnings	199,386	180,535
Accumulated other comprehensive loss	(1,084)	(717)
Total shareholders’ equity	233,073	218,569
Total liabilities and shareholders’ equity	$1,839,905	$1,860,508

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2023, 2022 and 2021

	2023	2022	2021
Interest and dividend income
Loans receivable and loans held for sale	$63,154	$51,324	$52,539
Investment securities	9,384	3,488	1,195
Dividends from mutual funds, FHLB stock and other investments	270	120	111
Interest-bearing deposits in banks and CDs	7,143	3,576	1,117
Total interest and dividend income	79,951	58,508	54,962

Interest expense
Deposits	11,302	2,657	3,013
FHLB borrowings	290	17	91
Total interest expense	11,592	2,674	3,104

Net interest income	68,359	55,834	51,858

Provision for loan losses	2,132	270	—

Net interest income after provision for loan losses	66,227	55,564	51,858

Non-interest income
Net recoveries on investment securities	9	22	20
Gain on sales of investment securities, net	95	—	—
Service charges on deposits	3,824	3,964	3,911
ATM and debit card interchange transaction fees	5,194	5,210	5,084
BOLI net earnings	706	613	597
Gain on sales of loans, net	244	1,510	5,904
Escrow fees	109	211	290
Valuation recovery on loan servicing rights, net	—	119	110
Other, net	959	975	1,245
Total non-interest income, net	11,140	12,624	17,161

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2023, 2022 and 2021

	2023	2022	2021
Non-interest expense
Salaries and employee benefits	$23,562	$20,816	$18,750
Premises and equipment	3,915	3,736	3,942
(Gain) loss on sales/dispositions of premises and equipment, net	(19)	13	—
Advertising	786	695	625
OREO and other repossessed assets, net	1	(17)	(87)
ATM and debit card interchange transaction fees	1,987	1,943	1,831
Postage and courier	532	577	587
Amortization of CDI	271	316	361
State and local taxes	1,219	1,062	1,088
Professional fees	2,078	1,747	1,006
Federal Deposit Insurance Corporation ("FDIC") insurance	711	506	415
Loan administration and foreclosure	503	508	471
Technology and communications	3,545	2,719	2,510
Deposit operations	1,368	1,235	1,091
Other	2,914	2,770	2,001
Total non-interest expense, net	43,373	38,626	34,591

Income before income taxes	33,994	29,562	34,428

Provision for income taxes	6,876	5,962	6,845
Net income	$27,118	$23,600	$27,583

Net income per common share
Basic	$3.32	$2.84	$3.31
Diluted	$3.29	$2.82	$3.27

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2023, 2022 and 2021

	2023	2022	2021
Comprehensive income
Net income	$27,118	$23,600	$27,583
Other comprehensive loss
Unrealized holding loss on investment securities available for sale, net of income taxes of $(98), $(209), and $(2), respectively	(369)	(781)	(12)
Change in OTTI on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $0, $0, and $1, respectively	—	(1)	2
Accretion of OTTI on investment securities held to maturity, net of income taxes of $1, $2, and $2, respectively	2	6	8

Total other comprehensive loss, net of income taxes	(367)	(776)	(2)

Total comprehensive income	$26,751	$22,824	$27,581

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2023, 2022 and 2021

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2020	8,310,793	$42,396	$145,173	$61	$187,630

Net income	—	—	27,583	—	27,583
Other comprehensive loss	—	—	—	(2)	(2)
Repurchase of common stock	(19,588)	(527)	—	—	(527)
Exercise of stock options	64,264	631	—	—	631
Common stock dividends ($1.03 per common share)	—	—	(8,589)	—	(8,589)
Stock option compensation expense	—	173	—	—	173

Balance, September 30, 2021	8,355,469	42,673	164,167	59	206,899

Net income	—	—	23,600	—	23,600
Other comprehensive loss	—	—	—	(776)	(776)
Repurchase of common stock	(170,237)	(4,583)	—	—	(4,583)
Exercise of stock options	36,720	415	—	—	415
Common stock dividends ($0.87 per common share)	—	—	(7,232)	—	(7,232)
Stock option compensation expense	—	246	—	—	246

Balance, September 30, 2022	8,221,952	38,751	180,535	(717)	218,569

Net income	—	—	27,118	—	27,118
Other comprehensive loss	—	—	—	(367)	(367)
Repurchase of common stock	(185,399)	(4,998)	—	—	(4,998)
Restricted stock grants	26,150	—	—	—	—
Exercise of stock options	42,635	698	—	—	698
Common stock dividends ($1.01 per common share)	—	—	(8,267)	—	(8,267)
Stock option compensation expense	—	320	—	—	320

Balance, September 30, 2023	8,105,338	$34,771	$199,386	$(1,084)	$233,073

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities
Net income	$27,118	$23,600	$27,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,381	1,367	1,563
Deferred income taxes	(291)	(177)	275
Amortization of CDI	271	316	361
Accretion of discount on purchased loans	(75)	(182)	(340)
Stock option compensation expense	320	246	173
Gain on sales of investment securities, net	(95)	—	—
Net recoveries on investment securities	(9)	(22)	(20)
Change in fair value of investments in equity securities	24	120	22
Gain on sales of OREO and other repossessed assets, net	—	(2)	(92)
Amortization (accretion) of discounts and premiums on securities	(1,223)	(39)	118
Gain on sales of loans, net	(244)	(1,510)	(5,904)
(Gain) loss on sales/dispositions of premises and equipment, net	(19)	13	—
Provision for loan losses	2,132	270	—
Loans originated for sale	(10,946)	(55,136)	(133,006)
Proceeds from sales of loans	11,538	59,115	140,202
Amortization of loan servicing rights	1,012	1,156	1,111
Valuation adjustment on loan servicing rights, net	—	(119)	(110)
BOLI net earnings	(627)	(613)	(597)
BOLI death benefit in excess of cash surrender value	(79)	—	—
Increase (decrease) in deferred loan origination fees	921	(822)	(1,293)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(112)	(1,081)	(411)
Net cash provided by operating activities	30,997	26,500	29,635

Cash flows from investing activities
Net decrease in CDs held for investment	7,706	5,588	37,063
Purchase of investment securities held to maturity	(15,602)	(208,778)	(53,049)
Purchase of investment securities available for sale	(16,994)	—	(18,698)
Proceeds from maturities and prepayments of investment securities held to maturity	13,123	11,661	12,004
Proceeds from maturities and prepayments of investment securities available for sale	7,442	20,448	13,162
Proceeds from sales of investment securities available for sale	8,927	—	—
Purchase of FHLB stock	(1,408)	(91)	(181)
(Increase) decrease in loans receivable, net	(172,857)	(163,238)	47,054
Purchase of premises and equipment	(1,106)	(911)	(895)
Proceeds from sales of OREO and other repossessed assets	—	159	985
Proceeds from death benefit on BOLI	546	—	—
Net cash provided by (used in) investing activities	(170,223)	(335,162)	37,445

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from financing activities
Net (decrease) increase in deposits	$(71,241)	$61,621	$212,149
Proceeds from (repayment of) FHLB borrowings	35,000	(5,000)	(5,000)
Proceeds from exercise of stock options	698	415	631
Repurchase of common stock	(4,998)	(4,583)	(527)
Payment of dividends	(8,267)	(7,232)	(8,589)
Net cash (used in) provided by financing activities	(48,808)	45,221	198,664

Net increase (decrease) in cash and cash equivalents	(188,034)	(263,441)	265,744

Cash and cash equivalents
Beginning of year	316,755	580,196	314,452
End of year	$128,721	$316,755	$580,196

Supplemental disclosure of cash flow information
Income taxes paid	$6,989	$5,450	$5,965
Interest paid	10,303	2,700	3,244

Supplemental disclosure of non-cash investing and financing activities
Other comprehensive loss related to investment securities	$(367)	$(776)	$(2)
Operating lease liabilities arising from recording of ROU assets	72	—	—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Note 1 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Timberland Bancorp, Inc. (“Timberland Bancorp”), its wholly owned subsidiary, Timberland Bank (the “Bank”), and the Bank’s wholly owned subsidiary, Timberland Service Corp. (collectively, the "Company”). All significant intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

Timberland Bancorp is a bank holding company which operates primarily through its subsidiary, the Bank.  The Bank was established in 1915 and, through its 23 branches located in Grays Harbor, Pierce, Thurston, Kitsap, King and Lewis counties in Washington State, attracts deposits from the general public and uses those funds, along with other borrowings, primarily to provide residential real estate, construction, commercial real estate, commercial business and consumer loans to borrowers primarily in western Washington.

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

Certain prior year amounts have been reclassified to conform to the 2023 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

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

Interest-bearing deposits in banks as of September 30, 2023 and 2022 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $84,500,000 and $215,637,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed the FDIC insurance limit of $250,000 per correspondent bank. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

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
September 30, 2023 and 2022

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

FHLB Stock

The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.12% of the Bank's total assets, with a maximum of $10 million and a minimum of $10,000, plus 4.00% of any borrowings from the FHLB.  On December 15, 2023, the capital stock requirements will change to 0.06% of the Bank's total assets, with no change in the maximum and minimum, plus 4.50% of any borrowings from the FHLB. No ready market exists for this stock, and it has no quoted market value. However, redemption of FHLB stock has historically been at par value. The Company's investment in FHLB stock is carried at cost, which approximates fair value.

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time that any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2023 and 2022.

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
September 30, 2023 and 2022

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

Acquired Loans

Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an allowance for loan losses. PCI loans were insignificant as of September 30, 2023 and 2022.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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
September 30, 2023 and 2022

allowance for loan losses as appropriate. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

Premises and Equipment

Premises and equipment are recorded at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:  buildings and improvements - five to forty years; and furniture and equipment - three to seven years. The cost of maintenance and repairs is charged to expense as incurred.  Gains and losses on dispositions are reflected in current earnings.

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets. No events or changes in circumstances have occurred during the years ended September 30, 2023 or 2022 that would cause management to re-evaluate the recoverability of the Company’s long-lived assets.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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

As of September 30, 2023, management believes that there were no events or changes in the circumstances since May 31, 2023 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or decreases in the Company's stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operation and financial condition.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Operating Leases

The Company has only identified leases classified as operating leases. Operating leases are recorded as ROU assets and ROU liabilities within operating lease assets and operating lease liabilities, respectively, in the consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and ROU liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and ROU liabilities are recognized at the lease agreement commencement date based on the present value of lease payments over the lease term. The lease term incorporates options to extend the lease when it is reasonably certain that the Company will exercise that option. As the Company's leases typically do not provide an implicit rate; the Company uses the weighted average discount rate to estimate the present value of future lease payments in calculating the value of the ROU asset. The operating lease ROU assets is further reduced by any lease pre-payments made and lease incentives. The leases may contain various provisions for increases in rental rates based either on changes in the published Consumer Price Index or a predetermined escalation schedule and such variable lease payments are recognized as lease expense as they are incurred. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2019.

Advertising

Costs for advertising and marketing are expensed as incurred.

Stock-Based Compensation

The Company measures compensation cost for all stock-based awards based on the grant-date fair value of the stock-based awards and recognizes compensation cost over the service period of stock-based awards. The fair value of stock options is

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

determined using the Black-Scholes valuation model.  Stock option forfeitures are accounted for as they occur. The fair value of restricted stock is determined based on the grant date fair value of the Company's common stock.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Nonvested shares of restricted stock are included in the computation of basic earnings per share because the holder has voting rights and shares in non-forfeitable dividends during the vesting period. Diluted net income per common share is computed by dividing net income to common shareholders by the weighted average number of common shares and common stock equivalents for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company's common stock during the period. Common stock equivalents arise from the assumed conversion of outstanding stock options.

Related Party Transactions

The Chairman of the Board of the Bank and Timberland Bancorp passed away during the year ended September 30, 2023. He was a member of the law firm that provides general counsel to the Company. Legal and other fees paid to this law firm during the period of time he served on the Board for years ended September 30, 2023, 2022 and 2021 totaled $24,000, $48,000 and $67,000, respectively.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 requires credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU 2016-13 also changes the accounting for PCI debt securities and loans. ASU 2016-13 retains many of the current disclosure requirements in GAAP and expands certain disclosure requirements. As a "smaller reporting company" filer with the U.S. Securities and Exchange Commission, ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of October 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption was not significant to the overall allowance for credit losses or shareholders' equity as compared to September 30, 2023 and consisted of adjustments to the allowance for credit losses on loans as well as an adjustment to the Company's reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowance for credit losses and reserves for unfunded loan commitments through the provision for credit losses in the consolidated statement of income. The Company also recorded an immaterial allowance for credit losses on investment securities at the date of adoption. The majority of investment securities held are treasury or government agency-backed securities, which have minimal risk.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU applies to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other rate references expected to be discontinued because of reference rate reform. The ASU permits an entity to make necessary modifications to eligible contracts or transactions without requiring contract remeasurement or reassessment of a previous accounting determination. This ASU is effective for all entities as of March 12, 2020 through December 31, 2024. The Company has adopted ASU 2020-04 as of June 30, 2023. The adoption of ASU 2020-04 did not have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. This ASU eliminates the accounting guidance for TDRs for creditors, requires new disclosures for creditors for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty, and requires public business entities to include current-period gross write-offs in the vintage disclosure tables. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2022-02 in conjunction with ASU 2016-13 as of October 1, 2023. The adoption of ASU 2022-02 did not have a material impact on the consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Note 3 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2023 and 2022 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2023
Held to Maturity
U.S. Treasury and U.S. government agency securities	$171,626	$—	$(10,088)	$161,538
Mortgage-backed securities ("MBS"):
U.S. government agencies	52,294	—	(3,950)	48,344
Private label residential	44,011	295	(2,611)	41,695
Taxable municipal securities	1,787	—	(47)	1,740
Bank issued trust preferred securities	500	—	(51)	449
Total	$270,218	$295	$(16,747)	$253,766

Available for Sale
MBS: U.S. government agencies	$43,132	$—	$(1,361)	$41,771
Total	$43,132	$—	$(1,361)	$41,771

September 30, 2022
Held to Maturity
U.S. Treasury and U.S. government agency securities	$170,676	$11	$(12,109)	$158,578
MBS:
U.S. government agencies	43,995	4	(2,486)	41,513
Private label residential	49,335	245	(2,392)	47,188
Taxable municipal securities	2,102	—	(67)	2,035
Bank issued trust preferred securities	500	—	(31)	469
Total	$266,608	$260	$(17,085)	$249,783

Available for Sale
MBS: U.S. government agencies	$42,309	$—	$(894)	$41,415
Total	$42,309	$—	$(894)	$41,415

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2023 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$9,455	$(129)	1	$152,082	$(9,959)	26	$161,537	$(10,088)
MBS:
U.S. government agencies	16,432	(549)	13	31,703	(3,401)	51	48,135	(3,950)
Private label residential	1,288	(2)	1	38,205	(2,609)	32	39,493	(2,611)
Taxable municipal securities	—	—	—	1,740	(47)	1	1,740	(47)
Bank issued trust preferred securities	—	—	—	449	(51)	1	449	(51)
Total	$27,175	$(680)	15	$224,179	$(16,067)	111	$251,354	$(16,747)

Available for Sale
MBS:
U.S. government agencies	$10,635	$(308)	3	$30,809	$(1,053)	27	$41,444	$(1,361)
Total	$10,635	$(308)	3	$30,809	$(1,053)	27	$41,444	$(1,361)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2022 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$115,504	$(7,224)	17	$33,638	$(4,885)	9	$149,142	$(12,109)
MBS:
U.S. government agencies	35,896	(1,449)	54	5,306	(1,037)	5	41,202	(2,486)
Private label residential	35,447	(2,166)	27	8,708	(226)	6	44,155	(2,392)
Taxable municipal securities	2,035	(67)	1	—	—	—	2,035	(67)
Bank issued trust preferred securities	469	(31)	1	—	—	—	469	(31)
Total	$189,351	$(10,937)	100	$47,652	$(6,148)	20	$237,003	$(17,085)

Available for Sale
MBS:
U.S. government agencies	$25,170	$(292)	16	$15,705	$(602)	13	$40,875	$(894)
Total	$25,170	$(292)	16	$15,705	$(602)	13	$40,875	$(894)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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

The following table presents a summary of the significant inputs utilized to measure management’s estimates of the credit loss component on OTTI securities as of September 30, 2023, 2022 and 2021:

	Range		Weighted
	Minimum	Maximum	Average
September 30, 2023
Constant prepayment rate	6.00%	15.00%	8.26%
Collateral default rate	—%	26.71%	11.28%
Loss severity rate	—%	5.73%	1.55%

September 30, 2022
Constant prepayment rate	6.00%	15.00%	12.98%
Collateral default rate	0.58%	25.64%	9.96%
Loss severity rate	—%	8.19%	3.36%

September 30, 2021
Constant prepayment rate	6.00%	15.00%	10.20%
Collateral default rate	1.47%	17.55%	12.19%
Loss severity rate	—%	12.96%	4.55%

The following table presents a roll forward of the credit loss component of held to maturity and available for sale debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the years ended September 30, 2023, 2022 and 2021 (dollars in thousands):

	2023	2022	2021
Balance, beginning of year	$836	$853	$885

Additions:
Additional increases to the amount related to credit losses for which OTTI was previously recognized	—	—	2
Subtractions:
Net realized gain (losses) previously recorded as credit losses	(11)	1	(12)
Recovery of prior credit loss	(9)	(18)	(22)
Balance, end of year	$816	$836	$853

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

During the year ended September 30, 2023, the Company recorded a $11,000 net realized loss on 14 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2022, the Company recorded a $1,000 net realized gain on 16 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2021, the Company recorded a $12,000 net realized loss on 19 held to maturity investment securities, all of which had been recognized previously as a credit loss.

During the year ended September 30, 2023, the Company recorded a $95,000 realized gain on sale of two available for sale investment securities. There were no realized gains or losses on available for sale investment securities for the years ended September 30, 2022 and 2021.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits and FHLB collateral totaled $201,817,000 and $133,824,000 at September 30, 2023 and 2022, respectively.

The contractual maturities of debt securities at September 30, 2023 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$83,614	$82,258	$388	$385
Due after one year to five years	105,308	96,743	2,608	2,590
Due after five years to ten years	10,510	9,428	6,689	6,642
Due after ten years	70,786	65,337	33,447	32,154
Total	$270,218	$253,766	$43,132	$41,771

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Note 4 - Loans Receivable and Allowance for Loan Losses

Loans receivable by portfolio segment consisted of the following at September 30, 2023 and 2022 (dollars in thousands):

	2023	2022
Mortgage loans:
One- to four-family	$253,227	$176,116
Multi-family	127,176	95,025
Commercial	568,265	536,650
Construction – custom and owner/builder	129,699	119,240
Construction – speculative one- to four-family	17,099	12,254
Construction – commercial	51,064	40,364
Construction – multi-family	57,140	64,480
Construction – land development	18,841	19,280
Land	26,726	26,854
Total mortgage loans	1,249,237	1,090,263
Consumer loans:
Home equity and second mortgage	38,281	35,187
Other	2,772	2,128
Total consumer loans	41,053	37,315

Commercial loans:
Commercial business	135,802	125,039
SBA Paycheck Protection Program ("PPP")	466	1,001
Total commercial loans	136,268	126,040
Total loans receivable	1,426,558	1,253,618
Less:
Undisbursed portion of construction loans in process	103,194	103,168
Deferred loan origination fees, net	5,242	4,321
Allowance for loan losses	15,817	13,703
	124,253	121,192
Loans receivable, net	$1,302,305	$1,132,426

Loans receivable at September 30, 2023 and 2022 are reported net of unamortized discounts totaling $192,000 and $267,000, respectively.

Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2023, the Company had $1,287,518,000 (including $103,194,000 of undisbursed construction loans in process) in loans secured by real estate, which represented 90.3% of total loans receivable. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property types. At September 30, 2023, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Company typically originates real estate loans with loan-to-value ratios of no greater than 85%.  Collateral and/or guarantees are required for all loans.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Related Party Loans

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business. Such related party loans were performing according to their repayment terms at September 30, 2023 and 2022. Activity in related party loans during the years ended September 30, 2023, 2022 and 2021 was as follows (dollars in thousands):

	2023	2022	2021
Balance, beginning of year	$50	$466	$248
New loans or borrowings	61	40	316
Repayments and reclassifications	(9)	(456)	(98)
Balance, end of year	$102	$50	$466

Loan Segment Risk Characteristics

The Company believes that its loan classes are the same as its loan segments.

One- To Four-Family Residential Lending:  The Company originates both fixed-rate and adjustable-rate loans secured by one- to four-family residences. A portion of the fixed-rate one- to four-family loans are sold in the secondary market for asset/liability management purposes and to generate non-interest income. The Company’s lending policies generally limit the maximum loan-to-value on one- to four-family loans to 85% of the lesser of the appraised value or the purchase price. However, the Company usually obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property.

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
September 30, 2023 and 2022

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

Land Lending: The Company originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to sell as improved lots. Loans secured by undeveloped land or improved lots involve greater risks than one- to four-family residential mortgage loans because these loans are more difficult to evaluate. If the estimate of value proves to be inaccurate, in the event of default or foreclosure, the Company may be confronted with a property value which is insufficient to assure full repayment. The Company attempts to minimize this risk by generally limiting the maximum loan-to-value ratio on land loans to 65%.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

SBA PPP: The Coronavirus Aid, Relief, and Economic Security Act of 2020 ("CARES Act") authorized the SBA to temporarily guarantee loans under the PPP. As a qualified SBA lender, the Company was automatically authorized to originate PPP loans upon commencement of the program in April 2020 through the program's initial conclusion in August 2020. The Consolidated Appropriations Act, 2021 ("CAA 2021"), which was signed into law on December 27, 2020, renewed and extended the PPP until May 31, 2021. As a result, the Company began originating PPP loans again in January 2021. The SBA guarantees 100% of PPP loans made to eligible borrowers, and the entire amount of the borrower's PPP loan, including any accrued interest, is eligible to be forgiven and repaid by the SBA. PPP loans have: (1) an interest rate of 1%, (2) a two-year loan term to maturity for loans approved by the SBA prior to June 5, 2020 (unless the borrower and the Company mutually agree to extend the term of the loan to five years) and a five-year maturity for loans approved thereafter; and (3) principal and interest payments deferred for at least six months from the date of disbursement. The PPP ended on May 31, 2021.

Allowance for Loan Losses

The following table sets forth information for the year ended September 30, 2023 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,658	$759	$—	$—	$2,417
Multi-family	855	301	—	—	1,156
Commercial	6,682	527	—	—	7,209
Construction – custom and owner/builder	675	75	—	—	750
Construction – speculative one- to four-family	130	18	—	—	148
Construction – commercial	343	(27)	—	—	316
Construction – multi-family	447	155	—	—	602
Construction – land development	233	41	—	—	274
Land	397	9	—	—	406
Consumer loans:
Home equity and second mortgage	440	79	—	—	519
Other	42	14	(4)	1	53
Commercial business loans	1,801	181	(15)	—	1,967
Total	$13,703	$2,132	$(19)	$1	$15,817

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

The following table presents information on loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2023 (dollars in thousands):

	Allowance for Loan Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Mortgage loans:
One- to four-family	$—	$2,417	$2,417	$368	$252,859	$253,227
Multi-family	—	1,156	1,156	—	127,176	127,176
Commercial	—	7,209	7,209	2,973	565,292	568,265
Construction – custom and owner/ builder	—	750	750	—	73,239	73,239
Construction – speculative one- to four-family	—	148	148	—	9,361	9,361
Construction – commercial	—	316	316	—	26,030	26,030
Construction – multi-family	—	602	602	—	45,890	45,890
Construction – land development	—	274	274	—	16,129	16,129
Land	—	406	406	—	26,726	26,726
Consumer loans:
Home equity and second mortgage	—	519	519	382	37,899	38,281
Other	—	53	53	—	2,772	2,772
Commercial business loans	123	1,844	1,967	286	135,516	135,802
SBA PPP loans	—	—	—	—	466	466
Total	$123	$15,694	$15,817	$4,009	$1,319,355	$1,323,364

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2023 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$—	$368	$—	$368	$252,859	$253,227
Multi-family	—	—	—	—	—	127,176	127,176
Commercial	—	—	683	—	683	567,582	568,265
Construction – custom and owner/ builder	151	—	—	—	151	73,088	73,239
Construction – speculative one- to four-family	—	—	—	—	—	9,361	9,361
Construction – commercial	—	—	—	—	—	26,030	26,030
Construction – multi-family	—	—	—	—	—	45,890	45,890
Construction – land development	—	—	—	—	—	16,129	16,129
Land	—	—	—	—	—	26,726	26,726
Consumer loans:
Home equity and second mortgage	—	—	177	—	177	38,104	38,281
Other	—	—	—	—	—	2,772	2,772
Commercial business loans	—	—	286	—	286	135,516	135,802
SBA PPP loans	—	—	—	—	—	466	466
Total	$151	$—	$1,514	$—	$1,665	$1,321,699	$1,323,364
__________________
(1)Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At September 30, 2023 and 2022, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2023 and 2022, there were no loans classified as loss.

The following table presents an analysis of loans by credit quality indicator and portfolio segment at September 30, 2023 (dollars in thousands):

	Loan Grades
	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$252,859	$—	$—	$368	$253,227
Multi-family	127,176	—	—	—	127,176
Commercial	551,669	11,143	—	5,453	568,265
Construction – custom and owner / builder	68,181	5,058	—	—	73,239
Construction – speculative one- to four-family	9,361	—	—	—	9,361
Construction – commercial	25,063	967	—	—	26,030
Construction – multi-family	45,890	—	—	—	45,890
Construction – land development	16,129	—	—	—	16,129
Land	26,226	500	—	—	26,726
Consumer loans:
Home equity and second mortgage	37,982	34	—	265	38,281
Other	2,716	56	—	—	2,772
Commercial business loans	135,502	—	—	300	135,802
SBA PPP loans	466	—	—	—	466
Total	$1,299,220	$17,758	$—	$6,386	$1,323,364

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

The following table is a summary of information related to impaired loans by portfolio segment as of and for the year ended September 30, 2023 (dollars in thousands):

	September 30, 2023			For the Year Ended September 30, 2023
	Recorded Investment	Unpaid Principal Balance (Loan Balance Plus Charge Off)	Related Allowance	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Income Recognized
With no related allowance recorded:
Mortgage loans:
One- to four-family	$368	$412	$—	$378	$29	$29
Commercial	2,973	2,973	—	2,987	167	129
Land	—	—	—	297	5	4
Consumer loans:
Home equity and second mortgage	382	382	—	390	12	10
Other	—	—	—	1	—	—
Commercial business loans	41	90	—	49	—	—
Subtotal	3,764	3,857	—	4,102	213	172
With an allowance recorded:
Consumer loans:
Commercial business loans	245	245	123	247	—	—
Subtotal	245	245	123	247	—	—
Total:
Mortgage loans:
One- to four-family	368	412	—	378	29	29
Commercial	2,973	2,973	—	2,987	167	129
Land	—	—	—	297	5	4
Consumer loans:
Home equity and second mortgage	382	382	—	390	12	10
Other	—	—	—	1	—	—
Commercial business loans	286	335	123	296	—	—
Total	$4,009	$4,102	$123	$4,349	$213	$172

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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
September 30, 2023 and 2022

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

The Company had $2,495,000 and $2,615,000 in TDRs included in impaired loans at September 30, 2023 and 2022, respectively, and no commitments to lend additional funds on these loans at either such date. None of the allowance for loan losses was allocated to TDRs at September 30, 2023 and 2022.

The following tables set forth information with respect to the Company’s TDRs by interest accrual status as of September 30, 2023 and 2022 (dollars in thousands):

	2023
	Accruing	Non-Accrual	Total
Mortgage loans:
Commercial	$2,290	$—	$2,290
Consumer loans:
Home equity and second mortgage	205	—	205
Total	$2,495	$—	$2,495

	2022
	Accruing	Non-Accrual	Total
Mortgage loans:
Commercial	$2,330	$—	$2,330
Land	—	88	88
Consumer loans:
Home equity and second mortgage	142	55	197
Total	$2,472	$143	$2,615

There were no new TDRs during the years ended September 30, 2023 and 2021. There was one new TDR during the year ended September 30, 2022. The following table sets forth information with respect to the Company's TDRs, by portfolio segment, added during the year ended September 30, 2022:

2022	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	End of Period Balance
Home equity and second mortgage loans (1)	1	$136	$145	$142
Total	1	$136	$145	$142
(1) Modification resulted in an extension of maturity and deferral of accrued interest.
There were no TDRs for which there was a payment default within the first 12 months of modification during the years ended September 30, 2023, 2022 or 2021.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2023 and 2022 (dollars in thousands):

	2023	2022
Land	$5,404	$5,404
Buildings and improvements	25,178	24,764
Furniture and equipment	10,715	10,152
Property held for future expansion	116	129
Construction and purchases in progress	177	152
	41,590	40,601
Less accumulated depreciation	19,948	18,703
Premises and equipment, net	$21,642	$21,898

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Note 6 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2023 and 2022 (dollars in thousands):

	2023		2022
	Amount	Number	Amount	Number
Balance, beginning of year	$—	2	$157	3
Sales	—	—	(157)	(1)
Balance, end of year	$—	2	$—	2

At September 30, 2023 and 2022, OREO and other repossessed assets consisted of two OREO properties in Washington with no book value. The Company did not record a net gain or loss on sale of OREO for the year ended September 30, 2023. For the years ended September 30, 2022 and 2021 the company recorded net gains on sales of OREO and other repossessed assets of $2,000, and $92,000, respectively. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

At September 30, 2023, and 2022 there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession, and there were no one- to four-family properties in the process of foreclosure.

Note 7 - Goodwill and CDI

Goodwill
There were no changes to the recorded amount of goodwill for both years ended September 30, 2023 and 2022.

CDI
The CDI amortization expense totaled $271,000, $316,000 and $361,000 for the years ended September 30, 2023, 2022 and 2021, respectively.

Amortization expense for the CDI for fiscal years ending subsequent to September 30, 2023 is estimated to be as follows (dollars in thousands):

2024	$226
2025	181
2026	135
2027	90
2028	45
Total	$677

Note 8 - Loan Servicing Rights

The Company services one- to four-family mortgage loans for Freddie Mac and also provides servicing for secondary market purchasers of the guaranteed portion of SBA loans; such loans are not included in the accompanying consolidated balance sheets. The principal amount of loans serviced for Freddie Mac at September 30, 2023, 2022 and 2021 was $384,619,000, $406,727,000 and $419,675,000, respectively. The guaranteed principal amount of SBA loans serviced for others at September 30, 2023, 2022 and 2021 was $1,882,000, $3,560,000 and $6,761,000, respectively.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

The following is an analysis of the changes in Freddie Mac loan servicing rights for the years ended September 30, 2023, 2022 and 2021 (dollars in thousands):

	2023	2022	2021
Balance, beginning of year	$3,020	$3,438	$2,980
Additions	113	578	1,388
Amortization	(1,009)	(1,115)	(1,022)
Valuation recovery	—	119	92
Balance, end of year	$2,124	$3,020	$3,438

At September 30, 2023, 2022 and 2021, the estimated fair value of Freddie Mac servicing rights totaled $5,469,000, $5,547,000 and $3,656,000, respectively. The Freddie Mac servicing rights' fair values at September 30, 2023, 2022 and 2021 were estimated using discounted cash flow analyses with an average discount rates of 9.50%, 9.50% and 9.00%, and average conditional prepayment rates of 6.23%, 6.31% and 12.71%, respectively. At September 30, 2023 and 2022, there was no valuation allowance. At September 30, 2021, there was a valuation allowance of $92,000, respectively.

The following is an analysis of the changes in SBA loan servicing rights for the years ended September 30, 2023, 2022 and 2021 (dollars in thousands):

	2023	2022	2021
Balance, beginning of year	$3	$44	$115
Amortization	(3)	(41)	(89)
Valuation recovery	—	—	18
Balance, end of year	$—	$3	$44

At September 30, 2023 and 2022, SBA servicing rights were insignificant. At September 30, 2021, the estimated fair value of SBA servicing rights totaled $99,000. The SBA servicing rights' fair values at September 30, 2021 were estimated using discounted cash flow analyses with an average discount rate of 15.00% and average conditional prepayment rates of 17.85%. There was no valuation allowance on SBA servicing rights at September 30, 2023, 2022 and 2021.
Note 9 - Leases

At September 30, 2023, the Company has operating leases for two retail bank branch offices and an administrative office. The Company's leases have remaining lease terms of two to eight years, which include options to extend the leases for up to five years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU assets and liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the years ended September 30, 2023, 2022 and 2021 (dollars in thousands):

Lease cost:	2023	2022	2021
Operating lease cost	$354	$371	$395
Short-term lease cost	—	—	—
Total lease cost	$354	$371	$395

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

The following table provides supplemental information related to operating leases at or for the years ended September 30, 2023, 2022 and 2021 (dollars in thousands):

	2023		2022		2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$316		$342		$327
Weighted average remaining lease term-operating leases	6.69	yrs	7.67	yrs	8.44	yrs
Weighted average discount rate-operating leases	2.33%		2.25%		2.24%

The Company's leases typically do not contain a discount rate implicit in the lease contracts. As an alternative, the weighted average discount rate is used to estimate the present value of future lease payments in calculating the value of the ROU asset.

Maturities of operating lease liabilities at September 30, 2023 for the five fiscal years ending subsequent to September 30, 2023 and thereafter, are as follows (dollars in thousands):

2024	$333
2025	336
2026	304
2027	232
2028	219
Thereafter	600
Total lease payments	2,024
Less imputed interest	157
Total	$1,867

Note 10 - Deposits

Deposits consisted of the following at September 30, 2023 and 2022 (dollars in thousands):

	2023	2022
Non-interest-bearing demand	$455,864	$530,058
NOW checking	386,730	447,779
Savings	228,366	283,219
Money market	189,875	248,536
Certificates of deposit	300,100	122,584
Total	$1,560,935	$1,632,176

Individual certificates of deposit in amounts of $250,000 or greater totaled $91,714,000 and $21,830,000 at September 30, 2023 and 2022, respectively. The Company had brokered deposits totaling $38,165,000 at September 30, 2023. The Company had no brokered deposits at September 30, 2022. The Company had reciprocal deposits totaling $70,764,000 and $4,617,000 at September 30, 2023 and 2022, respectively.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Scheduled maturities of certificates of deposit for fiscal years ending subsequent to September 30, 2023 are as follows (dollars in thousands):

2024	$251,737
2025	18,320
2026	8,685
2027	12,883
2028	8,461
Thereafter	14
Total	$300,100

Interest expense on deposits by account type was as follows for the years ended September 30, 2023, 2022 and 2021 (dollars in thousands):

	2023	2022	2021
NOW checking	$3,561	$650	$605
Savings	415	230	201
Money market	1,601	767	560
Certificates of deposit	5,725	1,010	1,647
Total	$11,302	$2,657	$3,013

Note 11 – FHLB Borrowings and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines up to 45% of the Bank’s total assets, limited by available collateral. At September 30, 2023, the Bank had a borrowing capacity of $533,989,000. The Bank had $15,000,000 long-term and $20,000,000 short-term FHLB borrowings outstanding at September 30, 2023. The long term borrowings consisted of two borrowings, with scheduled maturities in May 2026, and each bears interest at 3.95%. The short-term borrowings consist of three borrowings, which mature at various dates during the 2024 fiscal year and bear interest at rates ranging from 5.52% to 5.57%. The Bank had no FHLB borrowings outstanding at September 30, 2022. Under the Advances, Pledge and Security Agreement entered into with the FHLB ("FHLB Borrowing Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for borrowings under the FHLB Borrowing Agreement.

The Bank also maintains two short-term borrowing lines with the FRB, with total credit based on eligible collateral: Borrower-in-custody ("BIC") and Bank Term Funding Program ("BTFP").  At September 30, 2023, the Bank had a borrowing capacity on the BIC line of $146,257,000, with no outstanding borrowings at September 30, 2023 and 2022. At September 30, 2023, the Bank had a borrowing capacity on the BTFP line of $57,000,000, with no outstanding borrowings at September 30, 2023.

The Bank has a short-term $50,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. The Bank had no outstanding borrowings on this line at both September 30, 2023 and 2022.

Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2023 and 2022 (dollars in thousands):

	2023	2022
Accrued deferred compensation, profit sharing plans and bonuses payable	$2,641	$2,790
Accrued interest payable on deposits	1,397	108
Accounts payable and accrued expenses - other	4,992	4,799
Total other liabilities and accrued expenses	$9,030	$7,697

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Note 13 - Income Taxes

The components of the provision for income taxes for the years ended September 30, 2023, 2022 and 2021 were as follows (dollars in thousands):

	2023	2022	2021
Current:
Federal	$7,167	$6,139	$6,570
Deferred	(291)	(177)	275
Provision for income taxes	$6,876	$5,962	$6,845

At September 30, 2023, the Company had income tax receivable of $107,000, which is included in other assets in the accompanying consolidated balance sheets. At September 30, 2022, the Company had an income tax payable of $332,000, which is included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.

The components of the Company’s deferred tax assets and liabilities at September 30, 2023 and 2022 were as follows (dollars in thousands):

	2023	2022
Deferred Tax Assets
Allowance for loan losses	$3,322	$2,878
Allowance for OREO losses	5	5
OTTI credit impairment on investment securities	50	62
Accrued interest on loans	58	63
Deferred compensation and bonuses	217	260
Reserve for loan commitments	70	64
Operating lease liabilities	392	434
Net unrealized losses on investment securities and investments in equity securities	288	190
Other	85	66
Total deferred tax assets	4,487	4,022

	2023	2022
Deferred Tax Liabilities
Goodwill	1,187	1,187
Loan servicing rights	446	635
Depreciation	906	757
Loan fees/costs	983	771
Prepaid expenses	172	175
Purchase accounting adjustment	159	208
Operating lease ROU assets	372	416
Total deferred tax liabilities	4,225	4,149

Net deferred tax assets (liabilities)	$262	$(127)

Deferred tax assets are included in other assets, and deferred tax liabilities are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.

No valuation allowance for deferred tax assets was recorded as of September 30, 2023 and 2022, as management believes that it is more likely than not that all of the deferred tax assets will be realized based on management's expectations of future taxable income.

The provision for income taxes for the years ended September 30, 2023, 2022 and 2021 differs from that computed at the federal statutory corporate tax rate as follows (dollars in thousands):

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

	2023	2022	2021
Expected federal income tax provision at statutory rate	$7,139	$6,208	$7,230
BOLI income	(148)	(129)	(125)
Dividends on Employee Stock Ownership Plan ("ESOP") stock	(71)	(70)	(88)
Stock options tax effect	(66)	(34)	(167)
Other, net	22	(13)	(5)
Provision for income taxes	$6,876	$5,962	$6,845

Note 14 - Employee Stock Ownership and 401(k) Plan

The Timberland Bank Employee Stock Ownership and 401(k) Plan (“KSOP”) is comprised of two components, the ESOP and the 401(k) Plan. The KSOP benefits employees with at least one year of service who are 18 years of age or older. The Bank may fund the ESOP with contributions of cash or stock, which are made at the discretion of the Board, and may fund the 401(k) Plan with contributions of cash.  Employee vesting occurs over six years.

ESOP

In January 1998, the ESOP borrowed $7,930,000 from the Company to purchase 1,058,000 shares of common stock of the Company. The loan was repaid primarily from the Bank’s contributions to the ESOP and was fully repaid by March 31, 2019.

As of September 30, 2023, an aggregate of 740,906 ESOP shares, which were previously released for allocation to participants, had been distributed to participants.

Total shares held by the ESOP as of September 30, 2023, 2022 and 2021 were 317,094, 372,559 and 397,626, respectively.

There was no compensation expense recognized for the ESOP for the years ended September 30, 2023, 2022 and 2021.

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established under the Internal Revenue Code. Contributions by the Bank are at the discretion of the Board except for a safe harbor contribution of 3% of eligible employees' wages, which is mandatory according to the plan document. Bank contributions totaled $1,039,000, $942,000 and $931,000 for the years ended September 30, 2023, 2022 and 2021, respectively.

Note 15 - Stock Compensation Plans

The Company has two active stock compensation plans: the 2014 Equity Incentive plan and the 2019 Equity Incentive Plan. Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees and officers and 50,000 shares are reserved to be awarded to directors and directors emeriti. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in equal annual installments commencing on the first anniversary of the grant date. Stock options generally vest over a five year period from the date of the grant with a maximum contractual term of ten years from the date of the grant.  Restricted stock grants generally vest over a three or five year term from the date of grant. At September 30, 2023, there were 5,036 and 176,050 shares of common stock available under the 2014 and 2019 Equity Incentive Plans, respectively.

Stock option activity for the years ended September 30, 2023, 2022 and 2021 is summarized as follows:

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2020	395,349	$18.45
Options granted	81,000	28.06
Options exercised	(64,264)	9.81
Options forfeited	(5,270)	26.91
Outstanding September 30, 2021	406,815	21.62
Options granted	74,000	27.40
Options exercised	(36,720)	11.31
Options forfeited	(22,170)	26.01
Outstanding September 30, 2022	421,925	23.30
Options granted	1,000	33.40
Options exercised	(42,635)	16.38
Options forfeited	(11,140)	27.26
Outstanding September 30, 2023	369,150	$24.00

The aggregate intrinsic value of options exercised during the years ended September 30, 2023, 2022 and 2021 was $632,000, $605,000 and $1,143,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the rate of a U.S. Treasury security with a similar term as the expected life of the stock option at the particular grant date. The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time that the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends. The expected volatility is based on historical volatility of the Company’s stock price. There were 81,000 options granted during the year ended September 30, 2021 with an aggregate grant date fair value of $502,000. There were 74,000 options granted during the year ended September 30, 2022 with an aggregate grant date fair value of $508,000. There were 1,000 options granted during the year ended September 30, 2023 with an aggregate grant date fair value of $9,000.

The weighted average assumptions for options granted during the years ended September 30, 2023, 2022 and 2021 were as follows:

	2023	2022	2021
Expected volatility	33%	33%	35%
Expected life (in years)	5	5	5
Expected dividend yield	2.99%	3.61%	3.39%
Risk free interest rate	3.58%	4.17%	1.02%
Grant date fair value per share	$8.65	$6.87	$6.20

There were 59,990 options that vested during the year ended September 30, 2023 with a total fair value of $316,000. There were 52,960 options that vested during the year ended September 30, 2022 with a total fair value of $239,000. There were 49,928 options that vested during the year ended September 30, 2021 with a total fair value of $170,000.

At September 30, 2023, there were 130,120 unvested options with an aggregate grant date fair value of $756,000, all of which the Company assumes will vest. The unvested options had an aggregate intrinsic value of $241,000 at September 30, 2023.
At September 30, 2022, there were 191,910 unvested options with an aggregate grant date fair value of $428,000.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Additional information regarding options outstanding at September 30, 2023 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
9.00			3,000	9.00	0.1	3,000	9.00	0.1
10.26	-	10.71	43,250	10.55	1.4	43,250	10.55	1.4
15.67	-	19.13	70,770	16.54	5.8	47,110	16.34	5.2
26.50	-	27.40	106,660	27.32	8.0	42,600	27.23	7.1
28.23	-	29.69	110,750	28.78	6.5	69,350	29.11	5.6
31.80	-	33.40	34,720	31.85	5.1	33,720	31.80	5.0
			369,150	$24.00	6.0	239,030	$23.03	4.9

The aggregate intrinsic value of options outstanding at September 30, 2023, 2022 and 2021 was $1,518,000, $2,130,000, and $3,119,000, respectively.

As of September 30, 2023, unrecognized compensation cost related to non-vested stock options was $777,000, which is expected to be recognized over a weighted average period of 2.16 years.

During the year ended September 30, 2023, the Company granted a total of 26,150 shares of restricted stock from the 2019 Plan subject to time-based vesting. At both September 30, 2022 and 2021, there were no unvested restricted stock awards outstanding. There were no restricted stock grants awarded during the years ended September 30, 2022 and 2021.

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At September 30, 2023, unrecognized compensation cost related to unvested restricted stock awards was $716,000, which is expected to be recognized over a weighted average period of 2.83 years.

The following table presents the activity related to restricted stock for the year ended September 30, 2023:

	Time Based
	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding, September 30, 2022	—	$—
Granted	26,150	27.37
Forfeited	—	—
Vested	—	—
Outstanding, September 30, 2023	26,150	$27.37

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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

A summary of the Company’s commitments at September 30, 2023 and 2022 is as follows (dollars in thousands):

	2023	2022
Undisbursed portion of construction loans in process (see Note 4)	$103,194	$103,168
Undisbursed lines of credit	141,537	128,791
Commitments to extend credit	31,667	14,699

The Company maintains a separate reserve for losses related to unfunded loan commitments.  Management estimates the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount of funding and applies this adjusted factor to the unused portion of unfunded loan commitments. The reserve for unfunded loan commitments totaled $332,000 and $305,000 at September 30, 2023 and 2022, respectively. These amounts are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments are recorded in non-interest expense in the accompanying consolidated statements of income.

The Bank has an employee severance compensation plan which expires in 2027 that provides severance pay benefits to eligible employees in the event of a change in control of Timberland Bancorp or the Bank (as defined in the plan).  In general, all employees with two or more years of service are eligible to participate in the plan.  Under the plan, in the event of a change in control of Timberland Bancorp or the Bank, eligible employees who are terminated or who terminate employment (but only upon the occurrence of events specified in the plan) within 12 months of the effective date of a change in control would be entitled to a payment based on years of service or officer rank with the Bank.  The maximum payment for any eligible employee would be equal to 18 months of the employee’s current compensation.

Timberland Bancorp has employment agreements with the Chief Executive Officer and the Chief Operating Officer which provide for a severance payment and other benefits if the officers are involuntarily terminated following a change in control of Timberland Bancorp or the Bank. The maximum value of the severance benefits under the employment agreements is 2.99 times the officer's average annual compensation during the five-year period prior to the effective date of the change in control.

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

The minimum requirements are a common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, the Bank is required to

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At September 30, 2023, the Bank's CET1 capital exceeded the required capital conservation buffer.

At September 30, 2023 and 2022, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2023 and 2022 under the regulations of the FDIC. The following tables compare the Bank’s actual capital amounts at September 30, 2023 and 2022 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
September 30, 2023	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$218,749	12.0%	$72,983	4.0%	$91,229	5.0%
Risk-based Capital Ratios:
CET1	218,749	18.0	54,549	4.5	78,792	6.5
Tier 1 capital	218,749	18.0	72,731	6.0	96,975	8.0
Total capital	233,914	19.3	96,975	8.0	121,219	10.0

September 30, 2022
Leverage Capital Ratio:
Tier 1 capital	$202,438	10.9%	$74,039	4.0%	$92,549	5.0%
Risk-based Capital Ratios:
CET1	202,438	18.0	50,551	4.5	73,018	6.5
Tier 1 capital	202,438	18.0	67,402	6.0	89,869	8.0
Total capital	216,446	19.3	89,869	8.0	112,336	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2023, Timberland Bancorp would have exceeded all regulatory requirements.

The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp at September 30, 2023 and 2022 assuming that Timberland Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets (dollars in thousands):

	2023		2022
	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$219,851	12.1%	$204,659	11.0%
Risk-based Capital Ratios:
CET1	219,851	18.1	204,659	18.2
Tier 1 capital	219,851	18.1	204,659	18.2
Total capital	235,023	19.4	218,667	19.5

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Note 18 - Condensed Financial Information - Parent Company Only
Condensed Balance Sheets - September 30, 2023 and 2022
(dollars in thousands)

	2023	2022
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$517	$162
Interest-bearing deposits in banks	—	1,548
Total cash and cash equivalents	517	1,710

Investment securities held to maturity, at amortized cost (estimated fair value $449 and $469)	500	500
Investment in Bank	232,145	216,348
Other assets	51	56
Total assets	$233,213	$218,614

Liabilities and shareholders’ equity
Accrued expenses	$140	$45
Shareholders’ equity	233,073	218,569
Total liabilities and shareholders’ equity	$233,213	$218,614

Condensed Statements of Income - Years Ended September 30, 2023, 2022 and 2021
(dollars in thousands)

	2023	2022	2021
Operating income
Interest on deposits in banks	$—	$3	$5
Interest on investment securities	24	24	24
Dividends from Bank	11,400	10,255	9,085
Total operating income	11,424	10,282	9,114

Operating expenses	351	303	495

Income before income taxes and equity in undistributed income of Bank	11,073	9,979	8,619
Benefit for income taxes	(148)	(139)	(238)

Income before undistributed income of Bank	11,221	10,118	8,857

Equity in undistributed income of Bank	15,897	13,482	18,726
Net income	$27,118	$23,600	$27,583

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Condensed Statements of Cash Flows - Years Ended September 30, 2023, 2022 and 2021
(dollars in thousands)

	2023	2022	2021
Cash flows from operating activities
Net income	$27,118	$23,600	$27,583
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(15,897)	(13,482)	(18,726)
Stock option compensation expense	320	246	173
Other, net	100	16	(97)
Net cash provided by operating activities	11,641	10,380	8,933

Cash flows from investing activities
Investment in Bank	(267)	(202)	(149)
Net cash used in investing activities	(267)	(202)	(149)

Cash flows from financing activities
Proceeds from exercise of stock options	698	415	631
Repurchase of common stock	(4,998)	(4,583)	(527)
Payment of dividends	(8,267)	(7,232)	(8,589)
Net cash used in financing activities	(12,567)	(11,400)	(8,485)

Net (decrease) increase in cash and cash equivalents	(1,193)	(1,222)	299

Cash and cash equivalents
Beginning of year	1,710	2,932	2,633
End of year	$517	$1,710	$2,932

Note 19 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2023, 2022 and 2021 is as follows (dollars in thousands, except per share amounts):

	2023	2022	2021
Basic net income per common share computation
Numerator - net income	$27,118	$23,600	$27,583

Denominator - weighted average common shares outstanding	8,175,898	8,304,002	8,340,983

Basic net income per common share	$3.32	$2.84	$3.31

Diluted net income per common share computation
Numerator - net income	$27,118	$23,600	$27,583

Denominator - weighted average common shares outstanding	8,175,898	8,304,002	8,340,983
Effect of dilutive stock options (1)	72,283	79,333	103,350
Weighted average common shares outstanding-assuming dilution	8,248,181	8,383,335	8,444,333

Diluted net income per common share	$3.29	$2.82	$3.27
______________
(1) For the years ended September 30, 2023, 2022 and 2021, average options to purchase 207,803, 204,265 and 136,148 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share, because their effect would have been anti-dilutive.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

Note 20 - Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the years ended September 30, 2023, 2022 and 2021 are as follows (dollars in thousands):

	Changes in fair value of available for sale securities [1]	Changes in OTTI on held to maturity securities [1]	Total [1]
2023
Balance of AOCI at the beginning of period	$(706)	$(11)	$(717)
Other comprehensive income (loss)	(369)	2	(367)
Balance of AOCI at the end of period	$(1,075)	$(9)	$(1,084)

2022
Balance of AOCI at the beginning of period	$75	$(16)	$59
Other comprehensive income (loss)	(781)	5	(776)
Balance of AOCI at the end of period	$(706)	$(11)	$(717)

2021
Balance of AOCI at the beginning of period	$87	$(26)	$61
Other comprehensive income (loss)	(12)	10	(2)
Balance of AOCI at the end of period	$75	$(16)	$59
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

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2023 and 2022. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2023 and 2022 are as follows (dollars in thousands):

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

	Estimated Fair Value
September 30, 2023	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$41,771	$—	$41,771
Investments in equity securities
Mutual funds	811	—	—	811
Total	$811	$41,771	$—	$42,582

September 30, 2022
Available for sale investment securities
MBS: U.S. government agencies	$—	$41,415	$—	$41,415
Investments in equity securities
Mutual funds	835	—	—	835
Total	$835	$41,415	$—	$42,250

There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2023 and 2022.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2023 and 2022 (dollars in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Impaired loans	$122	$—	$—	$122

September 30, 2022
Impaired loans	$123	$—	$—	$123

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a non-recurring basis at September 30, 2023 and 2022:

	Valuation Technique	Significant Unobservable Inputs	Range

Impaired loans	Market approach	Appraised value less selling costs	N/A

GAAP requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed.  The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value.  The Company does not believe that it would be practicable to estimate a fair value for these types of items as of September 30, 2023 and 2022. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2023 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$128,721	$128,721	$128,721	$—	$—
CDs held for investment	15,188	15,188	15,188	—	—
Investment securities	311,989	295,538	161,538	134,000	—
Investments in equity securities	811	811	811	—	—
FHLB stock	3,602	3,602	3,602	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	400	407	407	—	—
Loans receivable, net	1,302,305	1,246,538	—	—	1,246,538
Accrued interest receivable	6,004	6,004	6,004	—	—

Financial Liabilities
Certificates of deposit	300,100	297,542	—	—	297,542
FHLB borrowings	35,000	34,747	—	—	34,747
Accrued interest payable	1,397	1,397	1,397	—	—

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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

Note 22 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Interest and dividend income	$21,562	$19,889	$19,387	$19,112
Interest expense	(4,731)	(3,255)	(2,236)	(1,369)
Net interest income	16,831	16,634	17,151	17,743

Provision for loan losses	(522)	(610)	(475)	(525)
Non-interest income	2,924	2,875	2,636	2,705
Non-interest expense	(10,967)	(10,927)	(10,944)	(10,535)

Income before income taxes	8,266	7,972	8,368	9,388

Provision for income taxes	1,624	1,666	1,705	1,881
Net income	$6,642	$6,306	$6,663	$7,507

Net income per common share
Basic (1)	$0.82	$0.77	$0.81	$0.91
Diluted (1)	$0.81	$0.77	$0.80	$0.90

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Interest and dividend income	$17,019	$14,627	$13,520	$13,342
Interest expense	(756)	(645)	(627)	(646)
Net interest income	16,263	13,982	12,893	12,696

Provision for loan losses	(270)	—	—	—
Non-interest income	2,997	3,102	3,083	3,442
Non-interest expense	(10,155)	(9,874)	(9,333)	(9,264)

Income before income taxes	8,835	7,210	6,643	6,874

Provision for income taxes	1,785	1,472	1,316	1,389
Net income	$7,050	$5,738	$5,327	$5,485

Net income per common share
Basic	$0.86	$0.69	$0.64	$0.66
Diluted	$0.85	$0.69	$0.63	$0.65
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

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/dispositions of premises and equipment, which are included in non-interest expense. For the year ended September 30, 2023, the Company recognized $3,824,000 in service charges on deposits, $5,194,000 in ATM and debit card interchange transaction fees, $109,000 in escrow fees and $36,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the year ended September 30, 2022, the Company recognized $3,964,000 in service charges on deposits, $5,210,000 in ATM and debit card interchange transaction fees, $211,000 in escrow fees and $27,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

Descriptions of the Company's revenue-generating activities that are within the scope of ASC 606 are as follows:

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2023 and 2022

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2023 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13(a)-15(f) of the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2023

The management of the Company has assessed the Company's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on September 30, 2023. Management has concluded that the Company complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: December 11, 2023

/s/Dean J. Brydon	/s/Marci A. Basich
Dean J. Brydon	Marci A. Basich
Chief Executive Officer	Chief Financial Officer

Changes in Internal Control

There have been no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information

Trading Plans

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see “Item 1.  Business - Executive Officers of the Registrant.”

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of September 30, 2023, the audit committee members were Directors Stoney, Smith and Suter. Each member of the Audit Committee is independent, as independence is defined for Audit Committee members in the listing standards of The Nasdaq Stock Market LLC. The Company’s Board of Directors has designated Directors Stoney and Suter as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K. Additional information concerning the Audit Committee is included in the Company’s Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2023.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2003 and is available on our website at www.timberlandbank.com.

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

(d)Equity Compensation Plan Information.

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2003 Stock Option Plan	15,000	$10.10	—

2014 Equity Incentive Plan:	215,630	24.37	5,036	(1)

2019 Equity Incentive Plan:	164,670	25.32	176,050	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	395,300	$24.22	181,086

(1) All shares reported as remaining available for future issuance under the equity compensation plans are available for future grants of restricted stock.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (3)
4.2	Description of Capital Stock of Timberland Bancorp, Inc. (4)
10.1	Employee Severance Compensation Plan, as revised (5)
10.2	Employee Stock Ownership Plan (6)
10.3	2003 Stock Option Plan (7)
10.7	Employment Agreement with Dean J. Brydon (8)
10.8	Employment Agreement with Jonathan A. Fischer (9)
10.9	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (10)
10.10	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (11)
10.11	Form of Incentive Stock Option Agreement (12)
10.12	Form of Non-qualified Stock Option Agreement (12)
10.13	Form of Restricted Stock Grant Agreement (12)
14	Code of Ethics (13)
15	Compensation Clawback Policy (14)
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
101	The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
___________
(1)Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated by reference.
(2)Incorporated by reference to the Registrant’s Current Report on Form 8-K filed August 22, 2023.
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
(7)Incorporated by reference to the Registrant's 2004 Annual Meeting Proxy Statement dated December 24, 2003.
(8)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on May 27, 2022.
(9)Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended September 30, 2023.
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
(14)Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2023.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLAND BANCORP, INC.

Date:	December 11, 2023	By:	/s/Dean J. Brydon
Dean J. Brydon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Dean J. Brydon	Chief Executive Officer and	December 11, 2023
Dean J. Brydon	Director
(Principal Executive Officer)

/s/Michael J. Stoney	Chairman of the Board	December 11, 2023
Michael J. Stoney

/s/Marci A. Basich	Executive Vice-President and Chief Financial Officer	December 11, 2023
Marci A. Basich	(Principal Financial and Accounting Officer)

/s/Parul Bhandari	Director	December 11, 2023
Parul Bhandari

/s/Andrea M. Clinton	Director	December 11, 2023
Andrea M. Clinton

/s/Robert A. Drugge	Director	December 11, 2023
Robert A. Drugge

/s/Kathy D. Leodler	Director	December 11, 2023
Kathy D. Leodler

/s/David A. Smith	Director	December 11, 2023
David A. Smith

/s/Kelly A. Suter	Director	December 11, 2023
Kelly A. Suter