Form 10-Q
period 2023-12-31
TIMBERLAND BANCORP INC
filed 2024-02-12
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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
Yes ___    No   _☒_

As of February 1, 2024, there were 8,122,908 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and September 30, 2023
(Dollars in thousands, except per share amounts)

	December 31, 2023	September 30, 2023
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$28,656	$25,390
Interest-bearing deposits in banks	129,365	103,331
Total cash and cash equivalents	158,021	128,721

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	12,449	15,188
Investment securities held to maturity, at amortized cost (net of allowance for credit losses of $82 at December 31, 2023), (estimated fair value of $254,361 and $253,766)	266,085	270,218
Investment securities available for sale, at fair value	40,446	41,771
Investments in equity securities, at fair value	848	811
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,001	3,602
Other investments, at cost	3,000	3,000
Loans held for sale	1,425	400
Loans receivable, net of allowance for credit losses of $16,655 and $15,817	1,336,283	1,302,305
Premises and equipment, net	21,584	21,642
Accrued interest receivable	6,731	6,004
Bank owned life insurance (“BOLI”)	23,122	22,966
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	621	677
Loan servicing rights, net	1,925	2,124
Operating lease right-of-use ("ROU") assets	1,698	1,772
Other assets	3,745	3,573
Total assets	$1,895,115	$1,839,905

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$433,065	$455,864
Interest-bearing	1,194,004	1,105,071
Total deposits	1,627,069	1,560,935

FHLB borrowings	20,000	35,000
Operating lease liabilities	1,796	1,867
Other liabilities and accrued expenses	8,881	9,030
Total liabilities	$1,657,746	$1,606,832
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2023 and September 30, 2023
(Dollars in thousands, except per share amounts)

	December 31, 2023	September 30, 2023
	(Unaudited)	*
Commitments and contingent liabilities (see Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 8,120,708 shares issued and outstanding - December 31, 2023 8,105,338 shares issued and outstanding - September 30, 2023	34,869	34,771
Retained earnings	203,327	199,386
Accumulated other comprehensive loss	(827)	(1,084)
Total shareholders’ equity	237,369	233,073
Total liabilities and shareholders’ equity	$1,895,115	$1,839,905
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2023 and 2022
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Interest and dividend income
Loans receivable and loans held for sale	$18,395	$14,457
Investment securities	2,311	2,214
Dividends from mutual funds, FHLB stock and other investments	91	51
Interest-bearing deposits in banks and CDs	1,699	2,390
Total interest and dividend income	22,496	19,112

Interest expense
Deposits	6,143	1,369
FHLB borrowings	349	—
Total interest expense	6,492	1,369

Net interest income	16,004	17,743

Provision for (recapture of) credit losses
Provision for credit losses - loans	379	525
Recapture of credit losses - investment securities	(10)	—
Recapture of credit losses - unfunded commitments	(33)	—
Total provision for credit loss - net	336	525
Net interest income after provision for (recapture of) credit losses	15,668	17,218

Non-interest income
Net recoveries on investment securities	5	3
Service charges on deposits	1,023	947
ATM and debit card interchange transaction fees	1,264	1,251
BOLI net earnings	156	156
Gain on sales of loans, net	78	21
Escrow fees	19	30
Other, net	253	297
Total non-interest income, net	2,798	2,705

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2023 and 2022
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Non-interest expense
Salaries and employee benefits	$5,911	$5,900
Premises and equipment	973	924
Advertising	186	195
ATM and debit card interchange transaction fees	615	483
Postage and courier	126	121
State and local taxes	319	299
Professional fees	253	429
Federal Deposit Insurance Corporation ("FDIC") insurance	210	124
Loan administration and foreclosure	105	120
Technology and telecommunication expenses	974	789
Deposit operations	320	346
Amortization of CDI	56	68
Other	576	737
Total non-interest expense, net	10,624	10,535

Income before income taxes	7,842	9,388

Provision for income taxes	1,546	1,881

Net income	$6,296	$7,507

Net income per common share
Basic	$0.78	$0.91
Diluted	$0.77	$0.90

Weighted average common shares outstanding
Basic	8,114,209	8,232,273
Diluted	8,166,048	8,318,733

Dividends paid per common share	$0.23	$0.32

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Comprehensive income
Net income	$6,296	$7,507
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $66 and $(5), respectively	248	(19)
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $1, and $0, respectively	9	1
Total other comprehensive income (loss), net of income taxes	257	(18)

Total comprehensive income	$6,553	$7,489

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2023 and 2022
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2022	8,221,952	$38,751	$180,535	$(717)	$218,569
Net income	—	—	7,507	—	7,507
Other comprehensive loss	—	—	—	(18)	(18)
Repurchase of common stock	(10,570)	(348)	—	—	(348)
Exercise of stock options	19,815	397	—	—	397
Common stock dividends ($0.32 per common share)	—	—	(2,636)	—	(2,636)
Stock-based compensation expense	—	78	—	—	78
Balance, December 31, 2022	8,231,197	$38,878	$185,406	$(735)	$223,549

Balance, September 30, 2023	8,105,338	$34,771	$199,386	$(1,084)	$233,073
Net income	—	—	6,296	—	6,296
Other comprehensive income	—	—	—	257	257
Repurchase of common stock	(12,330)	(362)	—	—	(362)
Exercise of stock options	27,700	355	—	—	355
Common stock dividends ($0.23 per common share)	—	—	(1,867)	—	(1,867)
Stock-based compensation expense	—	105	—	—	105
Adoption of ASU 2016-13, net of tax	—	—	(488)	—	(488)
Balance, December 31, 2023	8,120,708	$34,869	$203,327	$(827)	$237,369

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$6,296	$7,507
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	336	525
Depreciation	356	338
Accretion of discount on purchased loans	(10)	(28)
Amortization of CDI	56	68
Stock-based compensation expense	105	78
Net recoveries on investment securities	(5)	(3)
Change in fair value of investments in equity securities	(37)	(2)
Accretion of discounts and premiums on securities	(293)	(298)
Gain on sales of loans, net	(78)	(21)
Loans originated for sale	(4,742)	(389)
Proceeds from sales of loans	3,795	1,158
Amortization of loan servicing rights	236	263
BOLI net earnings	(156)	(156)
Increase in deferred loan origination fees	95	211
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,087)	170
Net cash provided by operating activities	4,867	9,421

Cash flows from investing activities
Net decrease (increase) in CDs held for investment	2,739	(498)
Purchase of investment securities held to maturity	(1,919)	(14,317)
Purchase of investment securities available for sale	—	(16,993)
Proceeds from maturities and prepayments of investment securities held to maturity	6,275	2,626
Proceeds from maturities and prepayments of investment securities available for sale	1,644	2,559
Redemption of FHLB stock	1,601	—
Increase in loans receivable, net	(34,869)	(40,841)
Purchases of premises and equipment	(298)	(143)
Net cash used in investing activities	(24,827)	(67,607)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2023 and 2022
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2023	2022
Cash flows from financing activities
Net increase (decrease) in deposits	$66,134	$(31,086)
Repayments of FHLB borrowings	(15,000)	—
Proceeds from exercise of stock options	355	397
Repurchase of common stock	(362)	(348)
Payment of dividends	(1,867)	(2,636)
Net cash provided by (used in) financing activities	49,260	(33,673)

Net increase (decrease) in cash and cash equivalents	29,300	(91,859)
Cash and cash equivalents
Beginning of period	128,721	316,755
End of period	$158,021	$224,896

Supplemental disclosure of cash flow information
Interest paid	$6,206	$1,180

Supplemental disclosure of non-cash investing activities
Other comprehensive income (loss) related to investment securities	$257	$(18)
Adjustment to retained earnings, net of deferred tax; - adoption of ASU 2016-13	$(488)	$—

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 (“2023 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2024.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2023 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2023 and September 30, 2023 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses ("ACL")
December 31, 2023
Held to Maturity
U.S. Treasury and U.S. government agency securities	$169,869	$—	$(7,468)	$162,401	$—
Mortgage-backed securities ("MBS"):
U.S. government agencies	53,185	3	(2,604)	50,584	—
Private label residential	40,662	356	(1,934)	39,084	73
Municipal securities	1,878	—	(30)	1,848	—
Bank issued trust preferred securities	491	—	(47)	444	9
Total held to maturity	266,085	$359	$(12,083)	$254,361	$82

December 31, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
MBS:
U.S. government agencies	$41,492	$—	$(1,046)	$40,446
Total	$41,492	$—	$(1,046)	$40,446

September 30, 2023
Held to Maturity
U.S. treasury and U.S. government agency securities	$171,626	$—	$(10,088)	$161,538
MBS:
U.S. government agencies	52,294	—	(3,950)	48,344
Private label residential	44,011	295	(2,611)	41,695
Municipal securities	1,787	—	(47)	1,740
Bank issues trust preferred securities	500	—	(51)	449
Total	$270,218	$295	$(16,747)	$253,766

Available for Sale
MBS: U.S. government agencies	$43,132	$—	$(1,361)	$41,771
	$43,132	$—	$(1,361)	$41,771

Held to maturity and available for sale investment securities with unrealized losses were as follows as of December 31, 2023 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$9,614	$(12)	1	$152,786	$(7,456)	25	$162,400	$(7,468)
MBS:
U.S. government agencies	18,442	(136)	9	31,972	(2,468)	52	50,414	(2,604)
Private label residential	—	—	—	35,585	(1,934)	30	35,585	(1,934)
Municipal securities	—	—	—	1,748	(30)	1	1,748	(30)
Bank issued trust preferred securities	—	—	—	453	(47)	1	453	(47)
Total	$28,056	$(148)	10	$222,544	$(11,935)	109	$250,600	$(12,083)

Available for sale
MBS: U.S. government agencies	$11,953	$(134)	4	$28,179	$(912)	26	$40,132	$(1,046)
Total	$11,953	$(134)	4	$28,179	$(912)	26	$40,132	$(1,046)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2023 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$9,455	$(129)	1	$152,082	$(9,959)	26	$161,537	$(10,088)
MBS:
U.S. government agencies	16,432	(549)	13	31,703	(3,401)	51	48,135	(3,950)
Private label residential	1,288	(2)	1	38,205	(2,609)	32	39,493	(2,611)
Municipal securities	—	—	—	1,740	(47)	1	1,740	(47)
Bank issued trust preferred securities	—	—	—	449	(51)	1	449	(51)
Total	$27,175	$(680)	15	$224,179	$(16,067)	111	$251,354	$(16,747)

Available for sale
MBS: U.S. government agencies	$10,635	$(308)	3	$30,809	$(1,053)	27	$41,444	$(1,361)
Total	$10,635	$(308)	3	$30,809	$(1,053)	27	$41,444	$(1,361)

During the three months ended December 31, 2023, the Company recorded a $1,000 net realized loss on 13 held to maturity investment securities all of which had been recognized previously as credit loss. During the three months ended December 31, 2022, the Company recorded a $7,000 net realized loss on 14 held to maturity investment securities all of which had been recognized previously as credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $204.13 million and $201.82 million at December 31, 2023 and September 30, 2023, respectively.

The contractual maturities of debt securities at December 31, 2023 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$94,888	$93,677	$387	$385
Due after one year to five years	91,471	85,469	2,568	2,553
Due after five years to ten years	8,932	8,140	5,793	5,758
Due after ten years	70,794	67,075	32,744	31,750
Total	$266,085	$254,361	$41,492	$40,446

Credit Quality Indicators and Allowance for Credit Losses

Available for Sale Investment Securities

The Company assesses each available for sale investment security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale debt securities at December 31, 2023 or upon adoption of ASU 2016-13 on October 1, 2023. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are other than temporarily impaired because of their credit quality or related to any issuer or industry specific event. The Company has the ability and intent to hold the investments until the fair value recovers.

Held to Maturity Investment Securities

The Company measures expected credit losses on held to maturity investment securities, which are comprised of U.S. government agency and U.S. government mortgage-backed securities, private label mortgage-backed securities, municipal, and other bonds. The Company’s agency and mortgage-backed securities that are issued by U.S. government entities and agencies are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no ACL has been established for these securities. The ACL on the private label mortgage-backed securities, municipal, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default ("PD/LGD") method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At December 31, 2023, the allowance for credit losses on the held to maturity securities portfolio totaled $82,000.

The following table sets forth information for the three months ended December 31, 2023 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2023
Held to Maturity	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Credit Losses	Ending Allowance
MBS:
Private label residential	$—	$82	$(9)	$73
Bank issued trust preferred securities	—	10	(1)	9
Total	$—	$92	$(10)	$82

The ACL on held to maturity investment securities is included within investment securities held to maturity on the consolidated balance sheets. Changes in the ACL are recorded within provision for (recapture of) credit losses on the consolidated income statement.

Accrued interest receivable on held to maturity investment securities totaled $908,000 at December 31, 2023 and is included within accrued interest income receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had $85,000 of private label mortgage-backed held to maturity investment securities in non-accrual status at December 31, 2023.

The Company monitors the credit quality of debt securities held to maturity through the use of credit ratings from Moody's, S&P and Fitch. The Company monitors the credit ratings on a quarterly basis.

The following table sets forth the Company's held to maturity investment securities at December 31, 2023 by credit quality indicator:

	Credit Ratings
As of December 31, 2023	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$169,869	$—	$—	$169,869
Mortgage-backed securities ("MBS"):
U.S. government agencies	53,185	—	—	53,185
Private label residential	19,324	—	21,338	40,662
Municipal securities	1,778	—	100	1,878
Bank issued trust preferred securities	—	—	491	491
Total held to maturity	$244,156	$—	$21,929	$266,085

Prior to adopting ASU 2016-13, the Company bifurcated OTTI into (1) amounts related to credit losses which are recognized through earnings and (2) amounts related to all other factors which are recognized as a component of other comprehensive income (loss). To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of the OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield.  The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports.  Significant judgment by management was required in this analysis that included, but not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.  The amounts written off due to credit loss remain and continue to be recovered on a cash basis.
The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended December 31,
	2023	2022
Beginning balance of credit loss	$816	$836
Subtractions:
Net realized loss previously recorded as credit losses	(1)	(7)
Recapture of prior credit loss	(4)	(3)
Ending balance of credit loss	$811	$826

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

As of December 31, 2023, management believes that there have been no events or changes in the circumstances since May 31, 2023 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or any decreases in the Company's stock price and market capitalization were deemed other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition. The recorded amount of goodwill at December 31, 2023 and September 30, 2023 remained unchanged at $15.13 million.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2023, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable by portfolio segment consisted of the following at December 31, 2023 and September 30, 2023 (dollars in thousands):

	December 31, 2023		September 30, 2023
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$263,122	18.0%	$253,227	17.8%
Multi-family	147,321	10.1	127,176	8.9
Commercial	579,038	39.6	568,265	39.8
Construction - custom and owner/builder	134,878	9.2	129,699	9.1
Construction - speculative one- to four-family	17,609	1.2	17,099	1.2
Construction - commercial	36,702	2.5	51,064	3.6
Construction - multi-family	57,019	3.9	57,140	4.0
Construction - land development	18,878	1.3	18,841	1.3
Land	28,697	2.0	26,726	1.9
Total mortgage loans	1,283,264	87.8	1,249,237	87.6

Consumer loans:
Home equity and second mortgage	39,403	2.7	38,281	2.7
Other	2,926	0.2	2,772	0.2
Total consumer loans	42,329	2.9	41,053	2.9

Commercial loans:
Commercial business	136,942	9.3	135,802	9.5
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	423	—	466	—
Total commercial loans	137,365	9.3	136,268	9.5

Total loans receivable	1,462,958	100.0%	1,426,558	100.0%
Less:
Undisbursed portion of construction loans in process (LIP")	104,683		103,194
Deferred loan origination fees, net	5,337		5,242
ACL	16,655		15,817
Subtotal	126,675		124,253
Loans receivable, net	$1,336,283		$1,302,305
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $1,425 and $400 at December 31, 2023 and September 30, 2023, respectively.

Loans receivable at December 31, 2023 and September 30, 2023 are reported net of unamortized discounts totaling $182,000 and $192,000, respectively.

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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At December 31, 2023 and September 30, 2023, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2023 and September 30, 2023, there were no loans classified as loss.

The following table sets forth the Company's loan portfolio at December 31, 2023 by risk attribute and year of origination as well as current period gross charge-offs (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$2,096	$33,948	$113,479	$50,623	$19,711	$42,663	$—	$262,520
Substandard	—	—	217	—	—	385	—	602
Total one- to four-family	$2,096	$33,948	$113,696	$50,623	$19,711	$43,048	$—	$263,122

Multi-family
Risk Rating
Pass	$12,250	$9,541	$28,037	$32,216	$19,196	$45,115	$966	$147,321
Total multi-family	$12,250	$9,541	$28,037	$32,216	$19,196	$45,115	$966	$147,321

Commercial real estate
Risk Rating
Pass	$5,022	$54,235	$128,949	$95,521	$60,026	$212,856	$5,898	$562,507
Watch	—	—	—	—	3,111	7,995	—	11,106
Substandard	—	—	—	—	—	5,425	—	5,425
Total commercial real estate	$5,022	$54,235	$128,949	$95,521	$63,137	$226,276	$5,898	$579,038

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
Construction-custom & owner/builder
Risk Rating
Pass	$2,618	$48,389	$12,914	$1,094	$—	$—	$—	$65,015
Watch	—	—	524	3,532	454	436	—	4,946
Substandard	—	—	—	150	—	—	—	150
Total construction	$2,618	$48,389	$13,438	$4,776	$454	$436	$—	$70,111

Construction-speculative one-to four-family
Risk Rating
Pass	$567	$7,669	$644	$523	$—	$—	$—	$9,403
Total construction	$567	$7,669	$644	$523	$—	$—	$—	$9,403

Construction-commercial
Risk Rating
Pass	$—	$15,780	$4,753	$1,293	$—	$—	$—	$21,826
Watch	—	967	—	—	—	—	—	967
Total construction	$—	$16,747	$4,753	$1,293	$—	$—	$—	$22,793

Construction-multi-family
Risk Rating
Pass	$53	$20,186	$11,821	$1,287	$8,118	$—	$—	$41,465
Total construction	$53	$20,186	$11,821	$1,287	$8,118	$—	$—	$41,465

Construction-land development
Risk Rating
Pass	$—	$2,648	$13,983	$—	$—	$—	$—	$16,631
Total construction	$—	$2,648	$13,983	$—	$—	$—	$—	$16,631

Land
Risk Rating
Pass	$3,285	$6,694	$7,515	$5,410	$770	$2,939	$1,589	$28,202
Watch	—	—	—	—	—	—	495	495
Total land	$3,285	$6,694	$7,515	$5,410	$770	$2,939	$2,084	$28,697

Home equity
Risk Rating
Pass	$1,632	$5,406	$2,086	$323	$696	$2,563	$26,405	$39,111
Watch	—	—	—	—	—	34	—	34
Substandard	—	—	—	—	—	258	—	258
Total home equity	$1,632	$5,406	$2,086	$323	$696	$2,855	$26,405	$39,403

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
Other consumer
Risk Rating
Pass	$1,081	$568	$258	$117	$20	$746	$74	$2,864
Watch	—	—	—	—	—	33	29	62
Total other consumer	$1,081	$568	$258	$117	$20	$779	$103	$2,926
Current period gross write-offs	$1	$1	$—	$—	$—	$—	$—	$2

Commercial business
Risk Rating
Pass	$6,102	$21,354	$40,471	$12,450	$9,714	$6,032	$38,818	$134,941
Watch	—	—	171	57	—	—	—	228
Substandard	—	1,475	—	—	—	298	—	1,773
Total commercial business	$6,102	$22,829	$40,642	$12,507	$9,714	$6,330	$38,818	$136,942

SBA PPP
Risk Rating
Pass	$—	$—	$—	$353	$70	$—	$—	$423
Total SBA PPP	$—	$—	$—	$353	$70	$—	$—	$423

Total loans receivable, gross (net of construction LIP)
Risk Rating
Pass	$34,706	$226,418	$364,910	$201,210	$118,321	$312,914	$73,750	$1,332,229
Watch	—	967	695	3,589	3,565	8,498	524	17,838
Substandard	—	1,475	217	150	—	6,366	—	8,208
Total loans receivable	$34,706	$228,860	$365,822	$204,949	$121,886	$327,778	$74,274	$1,358,275
Current period gross charge-off	$1	$1	$—	$—	$—	$—	$—	$2

Allowance for Credit Losses

The Company adopted the new accounting standard for the ACL, commonly referred to as the current expected credit losses ("CECL") methodology, as of October 1, 2023. All disclosures as of and for the three months ended December 31, 2023 are presented in accordance with the new accounting standard. The comparative financial periods prior to the adoption of this new accounting standard are presented and disclosed under previously applicable GAAP's incurred loss methodology, which is not directly comparable to the new, CECL methodology. See also Note 10, Recent Accounting Pronouncements. As a result of implementing this new accounting standard, there was a one-time adjustment to the fiscal year 2024 opening allowance balance of $461,000 related to loans held for for investment. The Company elected not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. For loans that do not share similar risk characteristics and cannot be evaluated on a collective basis, the Company will evaluate the loan individually. The Company estimates the expected credit losses over the loans' contractual terms, adjusted for expected prepayments. The ACL calculation is calculated for loan segments utilizing loan level information and relevant information from internal and external sources related to past events and current conditions. Management has adopted the discounted cash flow ("DCF") methodology for all segments. The Company incorporates a reasonable and supportable forecast that utilizes current period national gross domestic product ("GDP") and national unemployment figures. Each of the loan segments are impacted by these factors. Prepayments are established for each segment based on historical averages for the segments, which management believes is an accurate presentation of future prepayment activity. Loans that do not share common risk characteristics with other loans are evaluated individually and are not included in the collective analysis. The ACL on loans that are individually evaluated may be estimated based on their expected cash flows, or in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated selling costs.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the ACL. The existence of some or all of the following criteria will generally confirm that a loss has been incurred: the loan is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does, the borrower has insufficient assets to pay the debt; and/or the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

Management's evaluation of the ACL is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company's historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of the current business cycle, a detailed analysis of individually evaluated loans and other factors as deemed appropriate. Management also assesses the risk related to reasonable and supportable forecasts that are used. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. In addition, regulatory agencies, as integral part of their examination process, periodically review the Company's allowance for credit losses and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The following tables set forth information for the three months ended December 31, 2023 and 2022 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2023
	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Credit Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,417	$(408)	$87	$—	$—	$2,096
Multi-family	1,156	(120)	164	—	—	1,200
Commercial	7,209	(494)	107	—	—	6,822
Construction – custom and owner/builder	750	542	(58)	—	—	1,234
Construction – speculative one- to four-family	148	(16)	—	—	—	132
Construction – commercial	316	176	(62)	—	—	430
Construction – multi-family	602	204	(71)	—	—	735
Construction – land development	274	25	(1)	—	—	298
Land	406	318	33	—	—	757
Consumer loans:
Home equity and second mortgage	519	(243)	10	—	—	286
Other	53	(7)	2	(2)	—	46
Commercial business loans	1,967	484	168	—	—	2,619
Total	$15,817	$461	$379	$(2)	$—	$16,655

	Three Months Ended December 31, 2022
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$1,658	$230	$—	$—	$1,888
Multi-family	855	16	—	—	871
Commercial	6,682	112	—	—	6,794
Construction – custom and owner/builder	675	(2)	—	—	673
Construction – speculative one- to four-family	130	(5)	—	—	125
Construction – commercial	343	(20)	—	—	323
Construction – multi-family	447	130	—	—	577
Construction – land development	233	(11)	—	—	222
Land	397	(14)	—	—	383
Consumer loans:
Home equity and second mortgage	440	53	—	—	493
Other	42	4	—	1	47
Commercial business loans	1,801	32	—	—	1,833
Total	$13,703	$525	$—	$1	$14,229

The following tables present information on the allowance for loan losses by portfolio segment at September 30, 2023 prior to the adoption of ASU 2016-13 (dollars in thousands):

	Allowance for Credit Losses			Recorded Investment in Loans
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
September 30, 2023
Mortgage loans:
One- to four-family	$—	$2,417	$2,417	$368	$252,859	$253,227
Multi-family	—	1,156	1,156	—	127,176	$127,176
Commercial	—	7,209	7,209	2,973	565,292	$568,265
Construction – custom and owner/builder	—	750	750	—	73,239	$73,239
Construction – speculative one- to four-family	—	148	148	—	9,361	$9,361
Construction – commercial	—	316	316	—	26,030	$26,030
Construction – multi-family	—	602	602	—	45,890	$45,890
Construction – land development	—	274	274	—	16,129	$16,129
Land	—	406	406	—	26,726	$26,726
Consumer loans:
Home equity and second mortgage	—	519	519	382	37,899	$38,281
Other	—	53	53	—	2,772	$2,772
Commercial business loans	123	1,844	1,967	286	135,516	135,802
SBA PPP loans	—	—	—	—	466	466
Total	$123	$15,694	$15,817	$4,009	$1,319,355	$1,323,364

Non-Accrual Loans

When a loan is 90 days delinquent the accrual of interest is generally discontinued and the loan is placed on non-accrual. All interest accrued but not collected for loans placed on non-accrual is reversed out of interest income. Generally, payments received on non-accrual loans are applied to reduce the outstanding principal balance of the loan. At times interest may be accounted for on a cash basis, depending on the collateral value and the borrowers payment history. A loan is generally not removed from non-accrual until all delinquent principal, interest and late fees have been brought current and the borrower demonstrates repayment ability over a a period of not less than six months and all taxes are current.

The following tables present an analysis of loans by aging category and portfolio segment at December 31, 2023 and September 30, 2023 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2023
Mortgage loans:
One- to four-family	$—	$—	$602	$—	$602	$262,520	$263,122
Multi-family	—	—	—	—	—	147,321	147,321
Commercial	—	—	683	—	683	578,355	579,038
Construction – custom and owner/builder	—	—	150	—	150	69,961	70,111
Construction – speculative one- to four-family	—	—	—	—	—	9,403	9,403
Construction – commercial	—	—	—	—	—	22,793	22,793
Construction – multi-family	—	—	—	—	—	41,465	41,465
Construction – land development	—	—	—	—	—	16,631	16,631
Land	—	—	—	—	—	28,697	28,697
Consumer loans:
Home equity and second mortgage	66	—	171	—	237	39,166	39,403
Other	—	—	—	—	—	2,926	2,926
Commercial business loans	—	171	1,760	—	1,931	135,011	136,942
SBA PPP loans	—	—	—	—	—	423	423
Total	$66	$171	$3,366	$—	$3,603	$1,354,672	$1,358,275

(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
September 30, 2023
Mortgage loans:
One- to four-family	$—	$—	$368	$—	$368	$252,859	$253,227
Multi-family	—	—	—	—	—	127,176	127,176
Commercial	—	—	683	—	683	567,582	568,265
Construction – custom and owner/builder	151	—	—	—	151	73,088	73,239
Construction – speculative one- to four-family	—	—	—	—	—	9,361	9,361
Construction – commercial	—	—	—	—	—	26,030	26,030
Construction – multi-family	—	—	—	—	—	45,890	45,890
Construction – land development	—	—	—	—	—	16,129	16,129
Land	—	—	—	—	—	26,726	26,726
Consumer loans:
Home equity and second mortgage	—	—	177	—	177	38,104	38,281
Other	—	—	—	—	—	2,772	2,772
Commercial business loans	—	—	286	—	286	135,516	135,802
SBA PPP loans	—	—	—	—	—	466	466
Total	$151	$—	$1,514	$—	$1,665	$1,321,699	$1,323,364
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at September 30, 2023 (dollars in thousands):

	Loan Grades
September 30, 2023	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$252,859	$—	$—	$368	$253,227
Multi-family	127,176	—	—	—	127,176
Commercial	551,669	11,143	—	5,453	568,265
Construction – custom and owner/builder	68,181	5,058	—	—	73,239
Construction – speculative one- to four-family	9,361	—	—	—	9,361
Construction – commercial	25,063	967	—	—	26,030
Construction – multi-family	45,890	—	—	—	45,890
Construction – land development	16,129	—	—	—	16,129
Land	26,226	500	—	—	26,726
Consumer loans:
Home equity and second mortgage	37,982	34	—	265	38,281
Other	2,716	56	—	—	2,772
Commercial business loans	135,502	—	—	300	135,802
SBA PPP loans	466	—	—	—	466
Total	$1,299,220	$17,758	$—	$6,386	$1,323,364

At December 31, 2023, the Company had $1.72 million of non-accrual loans with an ACL of $319,000 and $1.65 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of December 31, 2023 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$602	$—
Commercial	683	—
Construction - custom & owner/builder	150	—
Consumer loans:
Home equity & second mortgage	171	—
Commercial business loans	1,760	319
Total	$3,366	$319

Impaired Loans

Prior to the adoption of CECL, a loan was considered impaired when it was probable that the Company would be unable to collect all amounts (principal and interest) when due according to the original contractual terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan was identified as being impaired, the amount of the impairment was measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral (reduced by estimated costs to sell, if applicable) or observable market price was used. The valuation of real estate collateral is subjective in nature and may be adjusted in future periods because of changes in economic conditions.  Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties.  In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals.  Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time that such information is received. When the estimated net realizable value of the impaired loan is less than the recorded investment in the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for credit losses, and uncollected accrued interest is reversed against interest income. If ultimate collection of principal is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. The categories of non-accrual loans and impaired loans overlap, although they are not identical.

The following table is a summary of information related to impaired loans by portfolio segment prior to the adoption of CECL as of September 30, 2023 and for the year then ended (dollars in thousands):

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
______________________________________________
(1)For the year ended September 30, 2023.

The following table is a summary of information related to impaired loans by portfolio segment prior to the adoption of CECL as of December 31, 2022 and for three months then ended (dollars in thousands):

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
Total
Mortgage loans:
One- to four-family	383	427	—	386	7	7
Commercial	2,980	2,980	—	2,984	33	42
Land	425	425	—	438	—	—
Consumer loans:
Home equity and second mortgage	405	405	—	400	2	3
Other	2	2	—	3	—	—
Commercial business loans	304	352	127	306	—	—
Total	$4,499	$4,591	$127	$4,517	$42	$52
_____________________________________________
(1) For the three months ended December 31, 2022.

Troubled debt restructurings ("TDRs")

On October 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (ASU 2016-13). This ASU eliminated the accounting guidance for TDR loans for creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. No loans to borrowers experiencing financial difficulty were modified in the three months ended December 31, 2023. At December 31, 2022, the Company had $2.58 million of TDRs, all of which were paying as agreed. There were no new TDRs for the three months ended December 31, 2022.

In accordance with the Company's policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four or five consecutive months. However, charge-off's are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once any other potential source of repayment are exhausted, the impaired portion of the loan is charged-off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged off.

(5) LEASES

At December 31, 2023, the Company has operating leases for two retail bank branch offices and an administrative office. The Company's leases have remaining lease terms of two to eight years, and include options to extend the leases from two to five years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of operating lease ROU assets and lease liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three months ended December 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended December 31,
Lease cost:	2023	2022
Operating lease cost	$93	$88
Short-term lease cost	—	—
Total lease cost	$93	$88

The following tables provide supplemental information related to operating leases at or for the three months ended December 31, 2023 and year ended September 30, 2023 (dollars in thousands):

	At or For the Three Months Ended December 31, 2023	At or For the Year Ended September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$82	$316
Weighted average remaining lease term-operating leases	6.5 years	6.7 years
Weighted average discount rate-operating leases	2.34%	2.33%

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

Maturities of operating lease liabilities at December 31, 2023 for future fiscal years are as follows (dollars in thousands):

Remainder of 2024	$250
2025	336
2026	304
2027	232
2028	219
Thereafter	601
Total lease payments	1,942
Less imputed interest	146
Total	$1,796

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

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2023 and 2022 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2023	2022
Basic net income per common share computation
Numerator – net income	$6,296	$7,507

Denominator – weighted average common shares outstanding	8,114,209	8,232,273

Basic net income per common share	$0.78	$0.91

Diluted net income per common share computation
Numerator – net income	$6,296	$7,507

Denominator – weighted average common shares outstanding	8,114,209	8,232,273
Effect of dilutive stock options (1)	51,839	86,460
Weighted average common shares outstanding - assuming dilution	8,166,048	8,318,733

Diluted net income per common share	$0.77	$0.90
____________________________________________
(1) For the three months ended December 31, 2023 and 2022, average options to purchase 214,595 and 182,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share, because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three months ended December 31, 2023 and 2022 are as follows (dollars in thousands):

	Three Months Ended December 31, 2023
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(1,075)	$(9)	$(1,084)
Other comprehensive income	248	9	257
Balance of AOCI at the end of period	$(827)	$—	$(827)

	Three Months Ended December 31, 2022
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(706)	$(11)	$(717)
Other comprehensive income (loss)	(19)	1	(18)
Balance of AOCI at the end of period	$(725)	$(10)	$(735)

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company’s 2003 Stock Option Plan, the Company was able to grant options for up to 300,000 shares of common stock to employees, officers, directors and directors emeriti.  Under the Company's 2014 Equity Incentive Plan, the Company is able to grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees, including officers, and 50,000 shares are reserved to be awarded to directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At December 31, 2023, there were 7,816 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At December 31, 2023, there were 178,650 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

Stock option activity for the three months ended December 31, 2023 and 2022 is summarized as follows:

	Three Months Ended December 31, 2023		Three Months Ended December 31, 2022
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	369,150	$24.00	421,925	$23.30
Exercised	(27,700)	12.81	(19,815)	20.01
Forfeited	(5,380)	25.10	(1,800)	29.68
Options outstanding, end of period	336,070	$24.91	400,310	$23.43

The fair value of stock options is determined using the Black-Scholes valuation model.

There were no stock options granted during the three months ended December 31, 2023 and 2022.

The aggregate intrinsic value of options exercised during the three months ended December 31, 2023 and 2022 was $469,000 and $244,000, respectively.

At December 31, 2023, there were 124,640 unvested options with an aggregate grant date fair value of $725,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2023 was $704,000.  There were 100 options that vested during the three months ended December 31, 2023 with a total fair value of $326.

At December 31, 2022, there were 191,710 unvested options with an aggregate grant date fair value of $1.08 million. There were 200 options that vested during the three months ended December 31, 2022 with a total fair value of $652.

Additional information regarding options outstanding at December 31, 2023 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
10.26	-	10.71	26,250	10.62	1.5	26,250	10.62	1.5
15.67	-	19.13	63,820	16.53	5.6	41,560	16.34	5.0
26.50	-	27.40	102,880	27.31	7.8	42,000	27.23	6.8
28.23	-	29.69	108,400	28.79	6.2	67,900	29.12	5.3
31.80	-	33.40	34,720	31.85	4.9	33,720	31.80	4.8
			336,070	$24.91	6.1	211,430	$24.36	5.0

The aggregate intrinsic value of options outstanding at December 31, 2023 and 2022 was $2.22 million and $4.28 million, respectively.

As of December 31, 2023, unrecognized compensation cost related to unvested stock options was $711,000, which is expected to be recognized over a weighted average life of 2.02 years.

At December 31, 2023, there were 26,150 unvested restricted stock awards. At December 31, 2022, there were no unvested restricted stock awards. There were no restricted stock grants awarded during the three months ended December 31, 2023 and 2022.

	Time Based
	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding, September 30, 2023	26,150	$27.37
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding, December 31, 2023	26,150	$27.37

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At December 31, 2023, unrecognized compensation cost related to unvested restricted stock awards was $676,000, which is expected to be recognized over a weighted average period of 2.78 years.

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

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2023 and September 30, 2023. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2023 and September 30, 2023 were as follows (dollars in thousands):

December 31, 2023	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$40,446	$—	$40,446
Investments in equity securities
Mutual funds	848	—	—	848
Total	$848	$40,446	$—	$41,294

September 30, 2023	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$41,771	$—	$41,771
Investments in equity securities
Mutual funds	811	—	—	811
Total	$811	$41,771	$—	$42,582

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2023 and the year ended September 30, 2023.

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

The Company uses the following methods and significant assumptions to estimate fair value on a non-recurring basis:

Individually Evaluated Collateral-Dependent Loans: Loans for which repayment is substantially expected to be provided through the operation or sale of collateral are considered collateral dependent, and are valued based on the estimated fair value of the collateral, less estimated costs to sell at the reporting date, where applicable. Accordingly, collateral dependent loans are classified within level 3 of the fair value hierarchy.

Impaired Loans: Prior to the adoption of CECL, the estimated fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis.  The specific reserve for collateral dependent impaired loans is based on the estimated fair value of the collateral less estimated costs to sell, if applicable.  In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of the comparable collateral included in the appraisal and known changes in the market and in the underlying collateral. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2023 and September 30, 2023 (dollars in thousands):

	Estimated Fair Value
December 31, 2023	Level 1	Level 2	Level 3
Individually evaluated loans:
Commercial business loans	$—	$—	$1,401
Total	$—	$—	$1,401

	Estimated Fair Value
September 30, 2023	Level 1	Level 2	Level 3
Impaired loans:
Commercial business loans	$—	$—	$122
Total	$—	$—	$122

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of December 31, 2023 and September 30, 2023 (dollars in thousands):

	Valuation Technique(s)	Unobservable Input(s)	Range
Individually evaluated and impaired loans	Market approach	Appraised value less estimated selling costs	N/A

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a representative fair value for these types of items as of December 31, 2023 and September 30, 2023. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with GAAP, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of December 31, 2023 and September 30, 2023 (dollars in thousands):

	December 31, 2023
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$158,021	$158,021	$158,021	$—	$—
CDs held for investment	12,449	12,449	12,449	—	—
Investment securities	306,531	294,807	162,401	132,406	—
Investments in equity securities	848	848	848	—	—
FHLB stock	2,001	2,001	2,001	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,425	1,426	1,426	—	—
Loans receivable, net	1,336,283	1,286,383	—	—	1,286,383
Accrued interest receivable	6,731	6,731	6,731	—	—

Financial liabilities
Certificates of deposit	318,907	317,531	—	—	317,531
FHLB borrowings	20,000	19,877	—	—	19,877
Accrued interest payable	1,683	1,683	1,683	—	—

	September 30, 2023
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$128,721	$128,721	$128,721	$—	$—
CDs held for investment	15,188	15,188	15,188	—	—
Investment securities	311,989	295,538	161,538	134,000	—
Investments in equity securities	811	811	811	—	—
FHLB stock	3,602	3,602	3,602	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	400	407	407	—	—
Loans receivable, net	1,302,305	1,246,538	—	—	1,246,538
Accrued interest receivable	6,004	6,004	6,004	—	—

Financial liabilities
Certificates of deposit	300,100	297,542	—	—	297,542
FHLB borrowings	35,000	34,747	—	—	34,747
Accrued interest payable	1,397	1,397	1,397	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 required credit losses relating to available for sale debt securities to be recorded through an allowance for credit losses rather than as a reduction of the carrying amount. ASU 2016-13 also changed the accounting for PCI debt securities and loans. ASU 2016-13 retained many of the current disclosure requirements in GAAP and expanded certain disclosure requirements. As a "smaller reporting company" filer with the U.S. Securities and Exchange Commission, ASU 2016-13 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company experienced changes in the processes and procedures to calculate the allowance for credit losses, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the accounting practices that were utilized with the incurred loss model. In addition, the prior policy for OTTI on investment securities available for sale was replaced with an allowance approach. On October 1, 2023, the Company adopted this ASU, which resulted in a net of tax charge of $488,000 to retained earnings, a $461,000 increase to the allowance for credit losses on loans, a $92,000 increase to credit losses on investment securities, and a $65,000 increase to credit losses on unfunded commitments for the cumulative effect of adopting this guidance. For more information related to the implementation, see Note 4 Loans Receivable and Allowance for Credit Losses, Note 2 Investment Securities and Note 12 Commitment and Contingent Liabilities.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity has to perform procedures to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) for creditors, require new disclosures for creditors for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty, and require public business entities to include current-period gross write-offs in the vintage disclosure tables. This ASU is effective upon adoption of ASU 2016-13. On October 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted. The Company had no recoveries and write offs of $2,000 for the three months ended December 31, 2023.

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606") applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended December 31, 2023, the Company recognized $1.02 million in service charges on deposits, $1.26 million in ATM and debit card interchange transaction fees, $19,000 in escrow fees, and $2,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the three months ended December 31,

2022, the Company recognized $947,000 in service charges on deposits, $1.25 million in ATM and debit card interchange transaction fees, $30,000 in escrow fees, and $30,000 in fee income from non-deposit investment sales.

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

A summary of the Company's commitments at December 31, 2023 and 2022 are listed below (in thousands):

	December 31, 2023	December 31, 2022
Undisbursed portion of construction loans in process (see Note 4)	$104,683	112,096
Undisbursed lines of credit	135,250	133,932
Commitments to extend credit	11,810	14,126
	$251,743	$260,154

The Company maintains a separate allowance for credit losses related to unfunded loan commitments.  The Company estimates expected losses on unfunded, off-balance sheet commitments over the contractual period in which the exposure to credit risk from a contractual obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The allowance methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. Credit risk associated with the unfunded commitments are consistent with the loss ratio for each loan segment within the allowance for credit losses for loans. The ACL for unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision (recapture of provision) for credit losses on the consolidated income statements. The ACL for unfunded loan commitments totaled $364,000 at December 31, 2023.

The following table sets forth information for the three months ended December 31, 2023 and 2022 regarding activity in the allowance for credit losses for unfunded loan commitments (dollars in thousands):

Allowance for Credit Losses	December 31, 2023	December 31, 2022
Beginning balance	$332	$305
Impact of adopting CECL (ASU 2016-13)	65	—
(Recapture of) provision for credit losses	(33)	15
Ending allowance	$364	$320

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 1 of this Form 10-Q. The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2023.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would” and “could.” Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to: potential adverse impacts to economic conditions in our local market areas, other markets where the Company has lending relationships, or other aspects of the Company's business operations or financial markets, including, without limitation, as a result of employment levels, labor shortages and the effects of inflation, a potential recession or slowed economic growth; continuing elevated levels of inflation and the impact of current and future monetary policies of the Board of Governors of the Federal Reserve System ("Federal Reserve") in response thereto; the effects of any federal government shutdown; credit risks of lending activities, including any deterioration in the housing and commercial real estate markets which may lead to increased losses and non-performing loans in our loan portfolio resulting in our ACL not being adequate to cover actual losses and thus requiring us to materially increase our ACL through the provision for credit losses; changes in general economic conditions, either nationally or in our market areas; changes in the levels of general interest rates, and the relative differences between short and long-term interest rates, deposit interest rates, our net interest margin and funding sources; fluctuations in the demand for loans, the number of unsold homes, land and other properties and fluctuations in real estate values in our market areas; secondary market conditions for loans and our ability to sell loans in the secondary market; results of examinations of us by the Federal Reserve and of our bank subsidiary by the Federal Deposit Insurance Corporation (“FDIC”), the Washington State Department of Financial Institutions, Division of Banks or other regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for credit losses, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings; the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment; legislative or regulatory changes that adversely affect our business including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules; our ability to attract and retain deposits; our ability to control operating costs and expenses; the use of estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; difficulties in reducing risks associated with the loans in our consolidated balance sheet; staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges; disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems or on the third-party vendors who perform several of our critical processing functions; our ability to retain key members of our senior management team; costs and effects of litigation, including settlements and judgments; our ability to implement our business strategies; our ability to manage loan delinquency rates; increased competitive pressures among financial services companies; changes in consumer spending, borrowing and savings habits; the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions; our ability to pay dividends on our common stock; the quality and composition of our securities portfolio and the impact if any adverse changes in the securities markets, including on market liquidity; inability of key third-party providers to perform their obligations to us; changes in accounting policies and practices, as may be adopted by the financial institution regulatory agencies or the Financial Accounting Standards Board ("FASB"), including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods; the economic impact of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, and other external events on our business; other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and other risks described elsewhere in this Form 10-Q and in the Company's other reports filed with or furnished to the Securities and Exchange Commission, including our 2023 Form 10-K.
Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this quarterly report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2024 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's consolidated financial condition and results of operations as well as its stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 offices (including its main office in Hoquiam). At December 31, 2023, the Company had total assets of $1.90 billion, net loans receivable of $1.34 billion, total deposits of $1.63 billion and total shareholders’ equity of $237.37 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) credit losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, the amount that the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, the interest earned on those assets, the volume and mix of interest-bearing liabilities and the interest paid on those interest-bearing liabilities. Management attempts to maintain a net interest margin placing it within the top quartile of its Washington State peers.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and non-interest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve has increased the target range for the federal funds rate by 525 basis points, to a range of 5.25% to 5.50% as of December 31, 2023, taking benchmark borrowing costs to their highest level in more than 22 years.

The provision for (recapture of) credit losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The ACL on loans reflects the amount that management has determined is adequate to cover probable expected credit losses in the loan portfolio. As the loan portfolio increases, or due to an increase in probable expected losses inherent in the loan portfolio, the ACL may increase, resulting in a decrease to net interest income after the provision. Improvement in loan risk ratings, increase in property values, or receipts of recoveries of amounts previously charged off may partially or fully offset any required increases to ACL on loans due to loan growth or an increase in the probable expected credit losses. The Company recorded a provision for credit losses on loans of $379,000 for the three months ended December 31, 2023 using the CECL methodology, primarily due to loan portfolio growth. The Company recorded a $525,000 provision for loan losses, using the prior incurred loss methodology, for the three months ended December 31, 2022.

Net income is also affected by non-interest income and non-interest expense.  For the three months ended December 31, 2023, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, servicing income on loans sold, escrow fees and other operating income.  Non-interest income is also increased by net recoveries on investment securities and for periods prior to the adoption of CECL reduced by net OTTI losses on investment securities, if any.  Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

Results of operations may also be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

Critical Accounting Estimates

The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

The Company's critical accounting estimates are described in the Company’s 2023 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. Other than the adoption of CECL, there have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2023 Form 10-K.

Comparison of Financial Condition at December 31, 2023 and September 30, 2023

Total assets increased by $55.21 million, or 3.0%, to $1.90 billion at December 31, 2023 from $1.84 billion at September 30, 2023.  The increase in total assets was primarily due to increases in loans receivable and total cash and cash equivalents, which was partially offset by decreases in investment securities and CDs held for investment. The quarterly increase in assets was primarily funded by an increase in deposits,which was partially offset by a decrease in FHLB borrowings.

Net loans receivable increased by $33.98 million, or 2.6%, to $1.34 billion at December 31, 2023 from $1.30 billion at September 30, 2023, primarily due to increases in multi-family loans, commercial real estate loans, one- to four-family loans as well as smaller increases in several other loan categories. These increases to net loans receivable were partially offset by decreases in construction and land development loans as well as decreases in several other loan categories.

Total deposits increased by $66.13 million, or 4.2%, to $1.63 billion at December 31, 2023 from $1.56 billion at September 30, 2023, primarily due to increases in money market account balances, certificates of deposit balances, and NOW checking account balances. These increases were partially offset by decreases in non-interest bearing deposit balances and savings account balances.

Shareholders’ equity increased by $4.30 million, or 1.8%, to $237.37 million at December 31, 2023 from $233.07 million at September 30, 2023.  The increase in shareholders' equity was primarily due to net income and proceeds from stock options exercised and a reduction in accumulated other comprehensive loss during the current quarter. These increases were partially offset by the payment of dividends to common shareholders, a reduction of retained earnings related to adoption of the new CECL accounting standard and the repurchase of common stock during the quarter.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $26.56 million, or 18.5%, to $170.47 million at December 31, 2023 from $143.91 million at September 30, 2023.
The increase was primarily due to increased deposits and a decrease in investment securities, which was partially offset by an increase in loans and a decrease in FHLB borrowings.

Investment Securities:  Investment securities (including investments in equity securities) decreased by $5.42 million, or 1.7%, to $307.38 million at December 31, 2023 from $312.80 million at September 30, 2023. This decrease was primarily due to prepayments and scheduled amortization of other investment securities. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock decreased $1.60 million, or 44.5% to $2.00 million at December 31, 2023 from $3.60 million at September 30, 2023, due to the repayment of a portion of FHLB borrowings and the restructuring of stock requirements by FHLB.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at $3.00 million at both December 31, 2023 and September 30, 2023. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $33.98 million, or 2.6%, to $1.34 billion at December 31, 2023 from $1.30 billion at September 30, 2023.  The increase was due to increases of $20.15 million in multi-family loans, $10.77 million in commercial real estate loans, $9.90 million in one- to four-family loans and smaller increases in other categories. These increases were partially offset by an $8.76 million decrease in construction and land development loans, and smaller decreases in several other loan categories.

Loan originations decreased by $12.74 million, or 12.5%, to $88.93 million for the three months ended December 31, 2023 from $101.67 million for the three months ended December 31, 2022.  The decrease in loan originations was primarily due to a decrease in the amount of commercial real estate, one- to four-family and commercial business loans originated. The decrease was partially offset by increases in multi-family and consumer loan originations. The Company generally sells longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. Sales of fixed-rate one- to four-family mortgage loans increased by $2.64 million, or 227.6%, to $3.8 million for the three months ended December 31, 2023 from $1.16 million for the three months ended December 31, 2022, primarily due to one- to four-family construction loans refinancing to permanent loans.

For additional information on loans, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $58,000, or 0.3%, to $21.58 million at December 31, 2023 from $21.64 million at September 30, 2023.  This decrease was primarily due to scheduled depreciation.

OREO (Other Real Estate Owned):  At December 31, 2023, total OREO and other repossessed assets consisted of one land parcel with no recorded value. At September 30, 2023, total OREO and other repossessed assets consisted of two land parcels with no recorded value.

BOLI (Bank Owned Life Insurance): BOLI increased by $156,000 or 0.7%, to $23.12 million at December 31, 2023 from $22.97 million at September 30, 2023. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both December 31, 2023 and September 30, 2023. CDI decreased by $56,000, or 8.3%, to $621,000 at December 31, 2023 from $677,000 at September 30, 2023 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loan Servicing Rights, Net: Loan servicing rights, net decreased by $199,000 or 9.4%, to $1.92 million at December 31, 2023 from $2.12 million at September 30, 2023 primarily due to the amortization of servicing rights. The principal amount of loans serviced for Freddie Mac and SBA decreased by $3.25 million to $383.25 million at December 31, 2023 from $386.50 million at September 30, 2023.

Deposits: Deposits increased by $66.13 million, or 4.2%, to $1.63 billion at December 31, 2023 from $1.56 billion at September 30, 2023. The increase was primarily due to a $79.81 million increase in money market account balances, an $18.81 million increase in certificates of deposit balances and a $2.73 million increase in NOW checking account balances. These increases were partially offset by a $22.80 million decrease in non-interest bearing demand accounts and a $12.42 million decrease in savings account balances. The increase in money market account balances was primarily due to several larger balance increases with commercial customers.

Deposits consisted of the following at December 31, 2023 and September 30, 2023 (dollars in thousands):

	December 31, 2023		September 30, 2023
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$433,065	26.6%	$455,864	29.2%
NOW checking	389,463	23.9	386,730	24.8
Savings	215,948	13.3	228,366	14.6
Money market	269,686	16.6	189,875	12.2
Certificates of deposit under $250	181,762	11.2	170,221	10.8
Certificates of deposit $250 and over	96,145	5.9	91,714	5.9
Certificates of deposit - brokered	41,000	2.5	38,165	2.5
Total	$1,627,069	100.0%	$1,560,935	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings decreased to $20.00 million at December 31, 2023, from $35.00 million at September 30, 2023. The borrowings consist of one $5.00 million short-term borrowing, with a scheduled maturity in September 2024, that bears interest at 5.52%, and one $5.00 million borrowing and one $10.00 million borrowing with scheduled maturities in May 2026, both of which bear interest at 3.95%.

Shareholders’ Equity:  Total shareholders’ equity increased by $4.30 million, or 1.8%, to $237.37 million at December 31, 2023 from $233.07 million at September 30, 2023.  The increase was primarily due to net income of $6.30 million and proceeds of $355,000 from the exercise of stock options and a $257,000 reduction in the accumulated other comprehensive loss category for fair value adjustment on available for sale investment securities . This increase was partially offset by dividend payments to common shareholders of $1.87 million, a $488,000 adjustment to equity for the adoption of the new CECL accounting standard, and the repurchase of 12,330 shares of the Company's common stock for $362,000 during the current quarter.

Asset Quality and Commercial Real Estate Portfolio Breakdown:

Non-performing assets to total assets was 0.18% at December 31, 2023 and 0.09% at September 30, 2023. Total non-performing assets increased by $1.86 million, or 116.2%, to $3.45 million at December 31, 2023 from $1.60 million at September 30, 2023. The increase in non-performing assets was due to a $1.85 million increase in non-accrual loans and a $3,000 increase in non-accrual investment securities.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2023 and September 30, 2023 (dollars in thousands):

	December 31, 2023	September 30, 2023
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$602	$368
Commercial	683	683
Construction – custom and owner/builder	150	—
Consumer loans:
Home equity and second mortgage	171	177
Commercial business loans	1,760	286
Total loans accounted for on a non-accrual basis	3,366	1,514

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days or more past due loans	3,366	1,514

Non-accrual investment securities	85	82
Total non-performing assets (2)	$3,451	$1,596

TDRs on accrual status (3)	$—	$2,495

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.25%	0.11%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.18%	0.08%

Non-performing assets as a percentage of total assets	0.18%	0.09%

Loans receivable (4)	$1,336,283	$1,318,122

Total assets	$1,895,115	$1,839,905
___________________________________
(1) As of December 31, 2023 and September 30, 2023, there were no one- to four-family properties in the process of foreclosure.
(2) Does not include TDRs on accrual status as of September 30, 2023. For more information regarding TDRs please see Note 4 of the Notes to Unaudited Financial Statements contained in "Item 1 Financial Statements".
(3) Does not include TDRs totaling $0 reported as non-accrual loans at September 30, 2023. For more information regarding TDRs please see Note 4 of the Notes to Unaudited Financial Statements contained in "Item 1 Financial Statements".
(4)  Does not include loans held for sale, and loan balances are before the ACL.

The following tables provide a breakdown of commercial real estate ("CRE") loans by collateral types as of December 31, 2023 and September 30, 2023:

CRE Loan Portfolio Breakdown by Collateral at December 31, 2023
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$114,355	20%	8%	$1,132	$195
Medical/dental offices	80,767	14	6%	1,324	—
Office buildings	65,543	11	5%	745	—
Other retail buildings	50,003	9	3%	538	—
Mini-storage	37,131	6	2%	1,375	—
Hotel/motel	31,973	5	2%	2,906	—
Restaurants	27,346	5	2%	558	—
Gas stations/convenience stores	21,346	4	1%	970	—
Nursing homes	18,024	3	1%	2,575	—
Shopping centers	10,922	2	1%	1,820	—
Mobile home parks	10,917	2	1%	520	—
Churches	7,121	1	1%	475	—
Other	103,590	18	7%	719	488
Total CRE	$579,038	100%	40%	$898	$683

CRE Loan Portfolio Breakdown by Collateral at September 30, 2023
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$115,804	20%	8%	$1,135	$195
Medical/dental offices	76,498	14	5%	1,319	—
Office buildings	66,108	12	5%	760	—
Other retail buildings	51,730	9	4%	545	—
Hotel/motel	30,718	5	2%	3,072	—
Mini-storage	27,750	5	2%	1,156	—
Restaurants	27,640	5	2%	564	—
Gas stations/convenience stores	21,588	4	1%	939	—
Nursing homes	18,051	3	1%	3,008	—
Shopping centers	10,790	2	1%	2,158	—
Mobile home parks	9,696	2	1%	510	—
Churches	7,253	1	1%	484	—
Other	104,639	18	7%	731	488
Total CRE	$568,265	100%	40%	$893	$683

Comparison of Operating Results for the Three Months Ended December 31, 2023 and 2022

Net income decreased by $1.21 million, or 16.1%, to $6.30 million for the quarter ended December 31, 2023 from $7.51 million for the quarter ended December 31, 2022. Net income per diluted common share decreased by $0.13, or 14.4%, to $0.77 for the quarter ended December 31, 2023 from $0.90 for the quarter ended December 31, 2022. The decreases in net income and net income per diluted common share for the three months ended December 31, 2023 were primarily due to a $1.74 million decrease in net interest income and an $89,000 increase in non-interest expense.. This decrease was partially offset by a $93,000 increase in non-interest income, a $189,000 decrease in the provision for credit losses and a $335,000 decrease in the provision for income taxes.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income decreased by $1.74 million, or 9.8%, to $16.00 million for the quarter ended December 31, 2023 from $17.74 million for the quarter ended December 31, 2022. This decrease was primarily due to an increase in the weighted average cost of interest-bearing liabilities to 2.22% at December 31, 2023 from 0.50% at December 31, 2022 and, to a lesser extent, a $67.35 million increase in average balance of total interest-bearing liabilities. Partially offsetting the increase in funding costs, was an increase in the average yields of interest-earning assets to 5.07% for the current quarter from 4.34% at December 31, 2022, and a $16.18 million increase in average total interest-bearing assets.

Total interest and dividend income increased by $3.38 million, or 17.7%, to $22.50 million for the quarter ended December 31, 2023 from $19.11 million for the quarter ended December 31, 2022, primarily due to increases in the average yield and average balance of loans receivable, and the average yields on interest-bearing deposits in banks and CDs and investment securities. These increases were partially offset by a decrease in the average balance of interest-bearing deposits in banks and CDs.

The average balance of total interest-earning assets increased by $16.18 million, or 0.9%, to $1.78 billion for the quarter ended December 31, 2023 from $1.76 billion for the quarter ended December 31, 2022. The average balance of investment securities decreased by $13.19 million, or 4.1% and the average balance of loans receivable increased by $168.60 million, or 14.5%, which was partially offset by a decrease in the average balance of interest-bearing deposits in banks and CDs of $140.19 million, or 52.6% between the periods. During the quarter ended December 31, 2023, the accretion of the purchase accounting fair value discount on acquired loans increased interest income on loans by $10,000 compared to $28,000 for the quarter ended December 31, 2022. The incremental accretion will change during any period based on the volume of prepayments but is expected to decrease over time as the balance of the net discount declines. During the quarter ended December 31, 2023, there was a total of $142,000 of pre-payment penalties, non-accrual interest and late fees collected, compared to $120,000 collected for the quarter ended December 31, 2022. The average yield on interest-earning assets increased by 73 basis points to 5.07% for the quarter ended December 31, 2023 from 4.34% for the quarter ended December 31, 2022. The average yield on interest-bearing deposits in banks and CDs and on investment securities increased 176 basis points and 22 basis points to 5.35% and 2.96%, respectively, for the quarter ended December 31, 2023 compared to the quarter ended December 31, 2022, while the average yield on loans receivable increased 55 basis points to 5.52% during the same period.

Total interest expense increased by $5.12 million, or 374.2%, to $6.49 million for the quarter ended December 31, 2023 from $1.37 million for the quarter ended December 31, 2022. The increase in interest expense was due to an increase in the average cost and, to a lesser extent, an increase in the average balance of interest-bearing liabilities, primarily deposits. The average cost of interest-bearing liabilities increased to 2.22% for the quarter ended December 31, 2023 from 0.50% for the quarter ended December 31, 2022. The average balance of interest-bearing liabilities increased by $67.35 million, or 6.2%, to $1.16 billion for the quarter ended December 31, 2023 from $1.09 billion for the quarter ended December 31, 2022, primarily due to decreases in the average balances of NOW checking, saving and money market accounts, partially offset by an increase in the average balance of certificate of deposit accounts and borrowings.

Interest expense on deposits increased by $4.77 million, or 348.7%, to $6.14 million for the quarter ended December 31, 2023 from $1.37 million for the quarter ended December 31, 2022, driven by an increase in the average cost of interest-bearing deposits in all categories and an increase in the average balance of certificates of deposit. The average cost of interest bearing deposits increased 113 basis points to 2.17% for the three months ended December 31, 2023, which included a 297 basis point increase in the cost of certificates of deposit to 4.16%, compared to the same period last year. The average balance of certificates of deposit increased $175.89 million, or 129.8%, to $311.35 million for the three months ended December 31, 2023, compared to the same period last year, which includes $42.73 million in brokered certificates of deposit.

Interest expense on borrowing increased to $348,000 for the quarter ended December 31, 2023, compared to none for the quarter ended December 31, 2022. The average balance of borrowing was $28.80 million and the average rate paid on borrowings was 4.05% for the quarter ended December 31, 2023.

As a result of the increase in interest expense, the net interest margin ("NIM") decreased to 3.60% for the quarter ended December 31, 2023 from 4.03% for the quarter ended December 31, 2022.

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

	Three Months Ended December 31,
	2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,332,971	$18,395	5.52%	$1,164,369	$14,457	4.97%
Investment securities (2)	310,183	2,311	2.96	323,368	2,214	2.74
Dividends from mutual funds, FHLB stock and other investments	6,981	91	5.19	6,028	51	3.38
Interest-bearing deposits in banks and CDs	126,253	1,699	5.35	266,439	2,390	3.59
Total interest-earning assets	1,776,388	22,496	5.07	1,760,204	19,112	4.34
Non-interest-earning assets	81,612			84,806
Total assets	$1,858,000			$1,845,010

Interest-bearing liabilities:
Savings	$220,042	121	0.22	$279,832	82	0.12
Money market	224,939	1,329	2.34	239,424	321	0.53
NOW checking	376,682	1,435	1.51	439,750	498	0.45
Certificates of deposit	268,628	2,681	3.97	135,467	468	1.37
Brokered CDs	42,725	578	5.38	—	—	—
Short-term borrowings	13,804	195	5.62	—	—	—
Long-term borrowings	15,000	153	4.06	—	—	—
Total interest-bearing liabilities	1,161,820	6,492	2.22	1,094,473	1,369	0.50
Non-interest-bearing deposits	450,027			519,307
Other liabilities	11,878			11,002
Total liabilities	1,623,725			1,624,782
Shareholders' equity	234,275			220,228
Total liabilities and
shareholders' equity	$1,858,000			$1,845,010

Net interest income		$16,004			$17,743
Interest rate spread			2.85%			3.84%
Net interest margin (3)			3.60%			4.03%
Ratio of average interest-earning assets to average interest- bearing liabilities			152.90%			160.83%

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

	Three months ended December 31, 2023 compared to three months ended December 31, 2022 increase (decrease) due to
	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$1,714	$2,224	$3,938
Investment securities	190	(93)	97
Dividends from mutual funds, FHLB stock and other investments	31	9	40
Interest-bearing deposits in banks and CDs	888	(1,579)	(691)
Total net increase in income on interest-earning assets	2,823	561	3,384

Interest-bearing liabilities:
Savings	60	(21)	39
Money market	1,028	(20)	1,008
NOW checking	1,017	(80)	937
Certificates of deposit	1,690	1,100	2,790
Short term FHLB borrowings	97	98	195
Long-term borrowings	76	77	153
Total net increase in expense on interest-bearing liabilities	3,968	1,154	5,122

Net decrease in net interest income	$(1,145)	$(593)	$(1,738)

Provision for Credit Losses: A net $336,000 provision for credit losses was recorded for the quarter ended December 31, 2023, which consisted of a $379,000 provision for credit losses on loans which was primarily due to an increase in loans receivable, a $10,000 recapture of credit losses on investment securities which is primarily due to maturities and principal payments, and a $33,000 recapture of credit losses on unfunded commitments which is primarily due to the change in mix of unfunded commitments. There was a $525,000 provision made for loan losses, under the prior incurred loan loss method, for the quarter ended December 31, 2022. The Company adopted the CECL methodology as of October 1, 2023, which resulted in one-time upward adjustments to the ACL on loans of $461,000, to the ACL on investment securities of $92,000, and to the ACL on unfunded commitments of $65,000, resulting in an after-tax decrease to opening retained earnings of $488,000. Amounts reported prior to October 1, 2023 were calculated using the previous incurred loss methodology to compute our allowance for credit losses, which is not directly comparable to the new CECL methodology. The provision for credit losses for the three months ended December 31, 2023 also reflects assumptions related to forecasts concerning the economic environment as a result of local, national and global events, including recent bank failures. In addition, expected loss estimates consider various factors, including customer specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers ability to repay.

For the quarter ended December 31, 2023, net charge-offs were $2,000 compared to a $1,000 recovery for the quarter ended December 31, 2022. Non-accrual loans increased by $1.85 million, or 122.3%, to $3.36 million at December 31, 2023 from $1.51 million at September 30, 2023. At December 31, 2023, non-accrual loans increased by $1.32 million, or 64.7%, to $3.36 million from $2.04 million at December 31, 2022. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $1.94 million, or 116.4%, to $3.60 million at December 31, 2023, from $1.67 million at September 30, 2023 and increased by $1.35 million, or 59.9%, from $2.25 million one year ago.

The $423,000 balance of SBA PPP loans was omitted from the Company's normal allowance for credit losses calculation at December 31, 2023, as these loans are fully guaranteed by the SBA and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

While management believes the estimates and assumptions used in the determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not have a material adverse impact on financial condition and results of operations. A further decline in national and local economic conditions, as a result of the effects of inflation, and a potential recession or slowed economic growth, among other factors, could result in a material increase in the ACL and have a material adverse impact on the financial condition and results of operations. In addition, the determination of the amount of the ACL is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination and have a material adverse impact on the financial condition and results of operations.

In accordance with GAAP, acquired loans are recorded at their estimated fair value, which results in a net discount to the loan's contractual amounts, of which a portion reflects a discount for possible credit losses. Credit discounts are included in the determination of fair value. With the adoption of CECL, the loans are evaluated for impairment in the same manner as the rest of the loan portfolio. The remaining fair value discount associated with $11.2 million in loans that were acquired in the South Sound Acquisition was $182,000 at December 31, 2023. This discount will continue to accrete into income as these loans continue to pay down.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $93,000, or 3.4%, to $2.80 million for the quarter ended December 31, 2023 from $2.71 million for the quarter ended December 31, 2022. This increase was primarily due to a $76,000 increase in service charges on deposits, a $57,000 increase in net gain on sales of loans, and smaller increases in several other categories. These increases were partially offset by small decreases in several other categories. The increase in net gain on sales of loans was primarily due to an increase in the dollar amount of fixed-rate one- to four-family loans originated and sold during the current quarter reflecting a slight increase in refinance activity compared to the same period last year. These increases were partially offset by small decreases in several other categories.

Non-interest Expense:  Total non-interest expense increased by $89,000, or 0.8%, to $10.62 million for the quarter ended December 31, 2023 from $10.54 million for the quarter ended December 31, 2022. This increase was primarily due to increased expenses of $185,000 in technology and communications expense, $132,000 in ATM and debit card interchange expense, $86,000 in FDIC insurance and smaller increases in several other categories, which were partially offset by a $176,000 decrease in professional fees expense and smaller decreases in several categories. The increase in technology and communications expense was primarily due to the addition of several technology products and increased processing volumes. The increase in FDIC insurance was due to an increase in deposit insurance rates by the FDIC in January 2023. The efficiency ratio for the current quarter was 56.50% compared to 51.52% for the comparable quarter one year ago. The deterioration in the efficiency ratio was due to lower total revenue coupled with slightly higher non-interest expense.

Provision for Income Taxes: The provision for income taxes decreased by $335,000, or 17.8%, to $1.55 million for the quarter ended December 31, 2023 from $1.88 million for the quarter ended December 31, 2022. The decrease in the provision for income taxes was primarily due to lower pre-tax income. The Company's effective income tax rate was 19.6% for the quarter ended December 31, 2023 and 20.0% for the quarter ended December 31, 2022.

Liquidity

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing investment securities, maturing CDs held for investment and borrowings, if needed, from the FHLB and FRB.  While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2023, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 13.07%.  At December 31, 2023, the Bank maintained an uncommitted credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which $20.00 million was outstanding. The Bank had $576.42 million available for borrowings with the FHLB at December 31, 2023. The Bank maintains two short-term borrowing lines with the FRB with total credit based on eligible collateral: Borrower-in-Custody ("BIC") and Bank Term Funding Program ("BTFP").  At December 31, 2023, the Bank had no outstanding balance on the BIC line, under which $74.03 million was available for future borrowings. At December 31, 2023, the Bank had no outstanding balance on the BTFP line, under which $20.00 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2023, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposits withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the three months ended December 31, 2023 and 2022, the Bank originated $88.93 million and $101.67 million of loans, respectively. At December 31, 2023, the Bank had loan commitments totaling $147.06 million and undisbursed construction loans in process totaling $104.68 million.  Investment securities purchased during the three months ended December 31, 2023 and 2022 totaled $1.92 million and $31.31 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the three months ended December 31, 2023 and 2022, the Bank sold $9.60 million and $1.16 million, respectively, in loans and loan participation interests.  During the three months ended December 31, 2023, the Bank received $44.35 million in principal repayments. During the three months ended December 31, 2022, the Bank received $50.71 million in principal repayments.

The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment and investment securities available for sale (including equity securities) increased to $211.76 million at December 31, 2023 from $186.49 million at September 30, 2023. CDs that are scheduled to mature in less than one year from December 31, 2023 totaled $274.31 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

Based on current objectives, there are no projects scheduled for capital investments in premises and equipment during the remaining nine months ending September 30, 2024 that would materially impact liquidity.

For the remaining nine months in the year ending September 30, 2024, the Bank projects that fixed commitments will include $250,000 of operating lease payments. One FHLB borrowing totaling $5.00 million will mature during the fiscal year 2024. In addition, at December 31, 2023, there were other future obligations and accrued expenses of $8.88 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to is operating expenses, Timberland Bancorp is responsible for paying any dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2023, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $1.01 million.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.24 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2024 at the rate of $0.24 per share, the average total dividend paid each quarter would be approximately $1.95 million based on the number of current outstanding shares at December 31, 2023 (which assumes no increases or decrease in the number of shares).

In addition, from time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 25, 2023, the Company announced the adoption of a new stock repurchase program pursuant to which the Company may repurchase up to 404,708 shares of Company common stock, of which 361,812 shares remained available for future purchases as of December 31, 2023. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

Based on its capital levels at December 31, 2023, the Bank exceeded all regulatory capital requirements. Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2023, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at December 31, 2023 to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$222,238	12.06%	$73,718	4.00%	$92,147	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	222,238	18.10	55,247	4.50	79,801	6.50
Tier 1 capital	222,238	18.10	73,662	6.00	98,216	8.00
Total capital	237,606	19.35	98,216	8.00	122,770	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2023, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2023, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2023 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$223,774	12.14%
Risk-based Capital Ratios:
Common equity Tier 1 capital	223,774	18.22
Tier 1 capital	223,774	18.22
Total capital	239,147	19.47

Key Financial Ratios and Data

	Three Months Ended December 31,
	2023	2022
PERFORMANCE RATIOS:
Return on average assets	1.36%	1.63%
Return on average equity	10.75%	13.63%
Net interest margin	3.60%	4.03%
Efficiency ratio	56.50%	51.52%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s 2023 Form 10-K.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2023, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  The Company adopted Financial Accounting Standards Board Accounting Standards Update 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” and related updates, as described further in Note 4 to the consolidated interim financial statements, effective October 1, 2023. Related to the adoption of these new accounting standards, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in the Company's internal control over financial reporting during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditors to strengthen existing controls.  The Company does not expect that its disclosure controls and procedures and internal control over financial reporting will prevent all errors and fraud.  A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met.  Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; as over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.       Legal Proceedings
Neither the Company nor the Bank is a party to any material legal proceedings at this time.  From time to time, the Bank is involved in various claims and legal actions arising in the ordinary course of business.

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2023 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended December 31, 2023:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
10/1/2023 - 10/31/2023	—	$—	—	374,142
11/1/2023 - 11/30/2023	12,330	29.38	12,330	361,812
12/1/2023 - 12/31/2023	—	—	—	361,812
Total	12,330	$29.38	12,330	361,812

(1) On July 25, 2023, the Company announced a new stock repurchase program to purchase 404,708 shares of the Company's common stock. This marked the Company's 19th stock repurchase plan. The new repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions and available liquidity. Cumulatively, since January 1998, the Company has repurchased 8,379,317 shares of its common stock at an average price of $9.98 per share.

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

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None to be reported.
b.None to be reported.
c.During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (1)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.3	Form of Incentive Stock Option Agreement (5)
10.4	Form of Non-qualified Stock Option Agreement (5)
10.5	Employment Agreement with Dean J. Brydon, as amended (6)
10.6	Employment Agreement with Jonathan A. Fischer, as amended (6)
10.7	Employment Agreement with Marci A. Basich (6)
10.8	Employment Agreement with Matthew J. DeBord (6)
10.9	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (7)
10.10	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (8)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101	The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2023 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements
104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101
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
(5)Incorporated by reference to the Exhibit 99.2 included in the Registrant's Registration Statement on Form S-8 (333-1161163).
(6)Incorporated by reference to Registrant's Current Report on Form 8-K filed on December 22, 2023.
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

Timberland Bancorp, Inc.

Date: February 12, 2024	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer
(Principal Executive Officer)

Date: February 12, 2024	By: /s/Marci A. Basich
Marci A. Basich
Chief Financial Officer
(Principal Financial Officer)