Form 10-Q
period 2024-06-30
TIMBERLAND BANCORP INC
filed 2024-08-07
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
Yes ___    No   _☒_

As of August 1, 2024, there were 7,966,021 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2024 and September 30, 2023
(Dollars in thousands, except per share amounts)

	June 30, 2024	September 30, 2023
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$25,566	$25,390
Interest-bearing deposits in banks	133,347	103,331
Total cash and cash equivalents	158,913	128,721

Certificates of deposit (“CDs”) held for investment (at cost, which approximates fair value)	10,458	15,188
Investment securities held to maturity, at amortized cost (net of allowance for credit losses of $72 at June 30, 2024 and $0 at September 30, 2023), (estimated fair value of $166,761 and $253,766)	176,787	270,218
Investment securities available for sale, at fair value	74,515	41,771
Investments in equity securities, at fair value	836	811
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,037	3,602
Other investments, at cost	3,000	3,000
Loans held for sale	1,795	400
Loans receivable, net of allowance for credit losses of $17,046 and $15,817	1,397,019	1,302,305
Premises and equipment, net	21,558	21,642
Accrued interest receivable	7,045	6,004
Bank owned life insurance (“BOLI”)	23,436	22,966
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	508	677
Loan servicing rights, net	1,526	2,124
Operating lease right-of-use ("ROU") assets	1,550	1,772
Other assets	4,515	3,573
Total assets	$1,900,629	$1,839,905

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$407,125	$455,864
Interest-bearing	1,221,419	1,105,071
Total deposits	1,628,544	1,560,935

FHLB borrowings	20,000	35,000
Operating lease liabilities	1,649	1,867
Other liabilities and accrued expenses	9,213	9,030
Total liabilities	$1,659,406	$1,606,832
* Derived from audited consolidated financial statements.
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2024 and September 30, 2023
(Dollars in thousands, except per share amounts)

	June 30, 2024	September 30, 2023
	(Unaudited)	*
Commitments and contingent liabilities (see Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,953,421 shares issued and outstanding - June 30, 2024 8,105,338 shares issued and outstanding - September 30, 2023	30,681	34,771
Retained earnings	211,087	199,386
Accumulated other comprehensive loss	(545)	(1,084)
Total shareholders’ equity	241,223	233,073
Total liabilities and shareholders’ equity	$1,900,629	$1,839,905
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2024 and 2023
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income
Loans receivable and loans held for sale	$19,537	$16,215	$56,841	$45,622
Investment securities	2,335	2,384	6,892	7,058
Dividends from mutual funds, FHLB stock and other investments	94	70	266	185
Interest-bearing deposits in banks and CDs	2,173	1,220	5,791	5,524
Total interest and dividend income	24,139	19,889	69,790	58,389

Interest expense
Deposits	7,938	3,123	21,383	6,729
FHLB borrowings	220	132	787	132
Total interest expense	8,158	3,255	22,170	6,861

Net interest income	15,981	16,634	47,620	51,528

Provision for (recapture of) credit losses
Provision for credit losses - loans	264	610	810	1,610
Recapture of credit losses - investment securities	(12)	—	(20)	—
Recapture of credit losses - unfunded commitments	(8)	—	(130)	—
Total provision for credit loss - net	244	610	660	1,610

Net interest income after provision for (recapture of) credit losses	15,737	16,024	46,960	49,918

Non-interest income
Net recoveries on investment securities	2	2	9	7
Gain on sale of investment securities available for sale, net	—	95	—	95
Service charges on deposits	1,014	970	3,024	2,810
ATM and debit card interchange transaction fees	1,297	1,335	3,773	3,861
BOLI net earnings	158	157	470	470
Gain on sales of loans, net	68	80	188	147
Escrow fees	18	27	51	85
Other, net	234	209	689	741
Total non-interest income, net	2,791	2,875	8,204	8,216

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2024 and 2023
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Non-interest expense
Salaries and employee benefits	$5,928	$5,860	$17,863	$17,806
Premises and equipment	1,011	1,010	3,065	2,935
Gain on sales/dispositions of premises and equipment, net	(3)	(32)	(3)	(32)
Advertising	211	179	556	551
OREO and other repossessed assets, net	—	—	1	1
ATM and debit card interchange transaction fees	580	491	1,796	1,463
Postage and courier	130	128	401	397
State and local taxes	335	297	979	894
Professional fees	335	577	908	1,479
Federal Deposit Insurance Corporation ("FDIC") insurance	208	191	624	517
Loan administration and foreclosure	156	126	395	385
Technology and communications	1,086	944	3,101	2,612
Deposit operations	450	430	1,094	1,022
Amortization of CDI	56	68	169	203
Other	586	658	1,735	2,173
Total non-interest expense, net	11,069	10,927	32,684	32,406

Income before income taxes	7,459	7,972	22,480	25,728

Provision for income taxes	1,535	1,666	4,552	5,252

Net income	$5,924	$6,306	$17,928	$20,476

Net income per common share
Basic	$0.74	$0.77	$2.22	$2.50
Diluted	$0.74	$0.77	$2.21	$2.47

Weighted average common shares outstanding
Basic	8,004,552	8,156,831	8,067,068	8,203,255
Diluted	8,039,345	8,213,975	8,109,043	8,279,079

Dividends paid per common share	$0.24	$0.23	$0.71	$0.78

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Comprehensive income
Net income	$5,924	$6,306	$17,928	$20,476
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $53, $(66), $142 and $(8), respectively	200	(249)	530	(29)
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0, $0, $2, and $1, respectively	—	—	9	2
Total other comprehensive income (loss), net of income taxes	200	(249)	539	(27)

Total comprehensive income	$6,124	$6,057	$18,467	$20,449

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended June 30, 2024 and 2023
(Dollars in thousands, except per share amounts)
(Unaudited)

	Number of Shares	Amount		Accumulated Other Compre-hensive Income (Loss)
	Common Stock	Common Stock	Retained Earnings		Total
Balance, March 31, 2023	8,203,174	$37,979	$190,177	$(495)	$227,661

Net income	—	—	6,306	—	6,306
Other comprehensive loss	—	—	—	(249)	(249)
Repurchase of common stock	(110,000)	(2,674)	—	—	(2,674)
Exercise of stock options	1,000	17	—	—	17
Common stock dividends ($0.23 per common share)	—	—	(1,877)	—	(1,877)
Stock-based compensation expense	—	79	—	—	79
Balance, June 30, 2023	8,094,174	$35,401	$194,606	$(744)	$229,263

Balance, March 31, 2024	8,023,121	$32,338	$207,086	$(745)	$238,679

Net income	—	—	5,924	—	5,924
Other comprehensive income	—	—	—	200	200
Repurchase of common stock	(70,000)	(1,767)	—	—	(1,767)
Exercise of stock options	300	5	—	—	5
Common stock dividends ($0.24 per common share)	—	—	(1,923)	—	(1,923)
Stock-based compensation expense	—	105	—	—	105
Balance, June 30, 2024	7,953,421	$30,681	$211,087	$(545)	$241,223

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2022	8,221,952	$38,751	$180,535	$(717)	$218,569
Net income	—	—	20,476	—	20,476
Other comprehensive loss	—	—	—	(27)	(27)
Repurchase of common stock	(154,833)	(4,119)	—	—	(4,119)
Exercise of stock options	27,055	534	—	—	534
Common stock dividends ($0.78 per common share)	—	—	(6,405)	—	(6,405)
Stock-based compensation expense	—	235	—	—	235
Balance, June 30, 2023	8,094,174	$35,401	$194,606	$(744)	$229,263

Balance, September 30, 2023	8,105,338	$34,771	$199,386	$(1,084)	$233,073
Net income	—	—	17,928	—	17,928
Other comprehensive income	—	—	—	539	539
Repurchase of common stock	(182,117)	(4,801)	—	—	(4,801)
Exercise of stock options	30,200	395	—	—	395
Common stock dividends ($0.71 per common share)	—	—	(5,739)	—	(5,739)
Stock-based compensation expense	—	316	—	—	316
Adoption of ASU 2016-13, net of tax	—	—	(488)	—	(488)
Balance, June 30, 2024	7,953,421	$30,681	$211,087	$(545)	$241,223

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$17,928	$20,476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	660	1,610
Depreciation	1,088	1,022
Deferred income taxes/(benefits)	—	(77)
Accretion of discount on purchased loans	(29)	(64)
Amortization of CDI	169	203
Stock-based compensation expense	316	235
Gain on sale of investment securities available for sale, net	—	(95)
Net recoveries on investment securities	(9)	(7)
Change in fair value of investments in equity securities	(25)	(2)
Accretion of discounts and premiums on securities	(842)	(922)
Gain on sales of loans, net	(188)	(147)
Gain on sales/disposition of premises and equipment, net	(3)	(32)
Loans originated for sale	(10,330)	(6,062)
Proceeds from sales of loans	9,123	6,957
Amortization of loan servicing rights	684	769
BOLI net earnings	(470)	(470)
Increase in deferred loan origination fees	162	636
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,830)	(800)
Net cash provided by operating activities	16,404	23,230

Cash flows from investing activities
Net decrease in CDs held for investment	4,730	5,963
Proceeds from sale of investment securities available for sale	—	8,929
Purchase of investment securities held to maturity	(1,919)	(15,601)
Purchase of investment securities available for sale	(36,089)	(16,994)
Proceeds from maturities and prepayments of investment securities held to maturity	96,052	8,000
Proceeds from maturities and prepayments of investment securities available for sale	4,105	5,784
Purchase of FHLB stock	—	(608)
Redemption of FHLB stock	1,565	—
Increase in loans receivable, net	(96,118)	(130,403)
Purchases of premises and equipment	(1,010)	(711)
Proceeds from sales of premises and equipment	8	45
Net cash used in investing activities	(28,676)	(135,596)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2024	2023
Cash flows from financing activities
Net increase (decrease) in deposits	$67,609	$(79,446)
Proceeds from (repayment of) FHLB borrowings	(15,000)	15,000
Proceeds from exercise of stock options	395	534
Repurchase of common stock	(4,801)	(4,119)
Payment of dividends	(5,739)	(6,405)
Net cash provided by (used in) financing activities	42,464	(74,436)

Net increase (decrease) in cash and cash equivalents	30,192	(186,802)
Cash and cash equivalents
Beginning of period	128,721	316,755
End of period	$158,913	$129,953

Supplemental disclosure of cash flow information
Income taxes paid	$4,884	$6,268
Interest paid	$21,854	$6,088

Supplemental disclosure of non-cash investing activities
Other comprehensive income (loss) related to investment securities	$539	$(27)
Operating lease liabilities arising from recording of ROU assets	$—	$71
Adjustment to retained earnings, net of deferred tax; - adoption of ASU 2016-13	$(488)	$—

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 (“2023 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2024.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2024 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2024 and September 30, 2023 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses ("ACL")
June 30, 2024
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,233	$—	$(6,349)	$85,884	$—
Mortgage-backed securities ("MBS"):
U.S. government agencies	50,727	2	(2,440)	48,289	—
Private label residential	31,996	238	(1,438)	30,796	66
Municipal securities	1,337	—	(10)	1,327	—
Bank issued trust preferred securities	494	—	(29)	465	6
Total held to maturity	$176,787	$240	$(10,266)	$166,761	$72

June 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury and U.S. government agency securities	$8,924	$—	$(14)	$8,910
MBS:
U.S. government agencies	66,280	137	(812)	65,605
Total	$75,204	$137	$(826)	$74,515

September 30, 2023
Held to Maturity
U.S. Treasury and U.S. government agency securities	$171,626	$—	$(10,088)	$161,538
MBS:
U.S. government agencies	52,294	—	(3,950)	48,344
Private label residential	44,011	295	(2,611)	41,695
Municipal securities	1,787	—	(47)	1,740
Bank issued trust preferred securities	500	—	(51)	449
Total	$270,218	$295	$(16,747)	$253,766

Available for Sale
MBS:
U.S. government agencies	$43,132	$—	$(1,361)	$41,771
	$43,132	$—	$(1,361)	$41,771

Held to maturity and available for sale investment securities with unrealized losses were as follows as of June 30, 2024 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$85,884	$(6,349)	18	$85,884	$(6,349)
MBS:
U.S. government agencies	10,633	(88)	8	37,477	(2,352)	49	48,110	(2,440)
Private label residential	—	—	—	26,476	(1,438)	25	26,476	(1,438)
Municipal securities	—	—	—	1,226	(10)	1	1,226	(10)
Bank issued trust preferred securities	—	—	—	465	(29)	1	465	(29)
Total	$10,633	$(88)	8	$151,528	$(10,178)	94	$162,161	$(10,266)

Available for sale
U.S. Treasury and U.S. government agency securities	$8,910	$(14)	3		$—		$8,910	$(14)
MBS:
U.S. government agencies	11,018	(33)	3	33,578	(779)	28	44,596	(812)
Total	$19,928	$(47)	6	$33,578	$(779)	28	$53,506	$(826)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2023 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$9,455	$(129)	1	$152,082	$(9,959)	26	$161,537	$(10,088)
MBS:
U.S. government agencies	16,432	(549)	13	31,703	(3,401)	51	48,135	(3,950)
Private label residential	1,288	(2)	1	38,205	(2,609)	32	39,493	(2,611)
Municipal securities	—	—	—	1,740	(47)	1	1,740	(47)
Bank issued trust preferred securities	—	—	—	449	(51)	1	449	(51)
Total	$27,175	$(680)	15	$224,179	$(16,067)	111	$251,354	$(16,747)

Available for sale
MBS:
U.S. government agencies	$10,635	$(308)	3	$30,809	$(1,053)	27	$41,444	$(1,361)
Total	$10,635	$(308)	3	$30,809	$(1,053)	27	$41,444	$(1,361)

During the nine months ended June 30, 2024, the Company recorded a $1,000 net realized losses on 14 held to maturity investment securities. During the nine months ended June 30, 2023, the Company recorded a $10,000 net realized loss on 14 held to maturity investment securities all of which had been recognized previously as credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $212.16 million and $201.82 million at June 30, 2024 and September 30, 2023, respectively.

The contractual maturities of debt securities at June 30, 2024 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$27,648	$27,156	$8,961	$8,946
Due after one year to five years	79,040	73,530	2,497	2,496
Due after five years to ten years	6,345	5,675	5,653	5,640
Due after ten years	63,754	60,400	58,093	57,433
Total	$176,787	$166,761	$75,204	$74,515

Credit Quality Indicators and Allowance for Credit Losses

Available for Sale Investment Securities

The Company assesses each available for sale investment security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale debt securities at June 30, 2024 or upon adoption of ASU 2016-13 on October 1, 2023. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are impaired because of their credit quality or related to any issuer or industry specific event. The Company has the ability and intent to hold the investments until the fair value recovers.

Held to Maturity Investment Securities

The Company measures expected credit losses on held to maturity investment securities, which are comprised of U.S. government agency and U.S. government mortgage-backed securities, private label mortgage-backed securities, municipal, and other bonds. The Company’s agency and mortgage-backed securities that are issued by U.S. government entities and agencies are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no ACL has been established for these securities. The ACL on the private label mortgage-backed securities, municipal, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default ("PD/LGD") method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At June 30, 2024, the ACL on the held to maturity securities portfolio totaled $72,000.

The following tables set forth information for the three and nine months ended June 30, 2024 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2024
Held to Maturity	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Credit Losses		Ending Allowance
MBS:
Private label residential	$77	$—	$(11)		$66
Bank issued trust preferred securities	8	—	(2)		6
Total	$85	$—	$(13)	(1)	$72
(1) The total provision for (recapture of) credit losses does not match the three months ended income statement due to rounding.

	Nine Months Ended June 30, 2024
	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Credit Losses	Ending Allowance
Held to Maturity
MBS:
Private label residential	—	82	(16)	66
Bank issued trust preferred securities	—	10	(4)	6
Total	$—	$92	$(20)	$72

The ACL on held to maturity investment securities is included within investment securities held to maturity on the consolidated balance sheets. Changes in the ACL are recorded through the provision for (recapture of) credit losses on the consolidated income statement.

Accrued interest receivable on held to maturity investment securities totaled $663,000 at June 30, 2024 and is included in accrued interest income receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Held to maturity debt securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had $72,000 of private label mortgage-backed held to maturity investment securities in non-accrual status at June 30, 2024.

The Company monitors the credit quality of debt securities held to maturity using credit ratings from Moody's, S&P and Fitch. The Company monitors the credit ratings on a quarterly basis.

The following table sets forth the Company's held to maturity investment securities at June 30, 2024 by credit quality indicator:

	Credit Ratings
As of June 30, 2024	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,233	$—	$—	$92,233
MBS:
U.S. government agencies	50,727	—	—	50,727
Private label residential	17,000	—	14,996	31,996
Municipal securities	1,237	—	100	1,337
Bank issued trust preferred securities	—	—	494	494
Total held to maturity	$161,197	$—	$15,590	$176,787

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
The following table presents a roll forward of the credit loss component of held to maturity debt securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2024 and 2023 (dollars in thousands):

	Nine Months Ended June 30,
	2024	2023
Beginning balance of credit loss	$816	$836
Subtractions:
Net realized loss previously recorded as credit losses	(1)	(10)
Recapture of prior credit loss	(9)	(7)
Ending balance of credit loss	$806	$819

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

Management's qualitative assessment takes into consideration macroeconomic conditions, industry and market considerations, cost or margin factors, financial performance and share price of the Company's common stock. The Company performed its fiscal year 2024 goodwill impairment test during the quarter ended June 30, 2024. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount, and, therefore, goodwill was determined not to be impaired at May 31, 2024.

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

As of June 30, 2024, management believes that there have been no events or changes in the circumstances since May 31, 2024 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or any decreases in the Company's stock price and market capitalization were deemed other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition. The recorded amount of goodwill at June 30, 2024 and September 30, 2023 remained unchanged at $15.13 million.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of June 30, 2024, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable by portfolio segment consisted of the following at June 30, 2024 and September 30, 2023 (dollars in thousands):

	June 30, 2024		September 30, 2023
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$288,611	19.2%	$253,227	17.8%
Multi-family	177,950	11.8	127,176	8.9
Commercial	597,865	39.7	568,265	39.8
Construction - custom and owner/builder	128,222	8.5	129,699	9.1
Construction - speculative one- to four-family	11,441	0.8	17,099	1.2
Construction - commercial	32,130	2.1	51,064	3.6
Construction - multi-family	35,631	2.4	57,140	4.0
Construction - land development	19,104	1.3	18,841	1.3
Land	32,384	2.1	26,726	1.9
Total mortgage loans	1,323,338	87.9	1,249,237	87.6

Consumer loans:
Home equity and second mortgage	43,679	2.9	38,281	2.7
Other	3,121	0.2	2,772	0.2
Total consumer loans	46,800	3.1	41,053	2.9

Commercial loans:
Commercial business	136,213	9.0	135,802	9.5
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	314	—	466	—
Total commercial loans	136,527	9.0	136,268	9.5

Total loans receivable	1,506,665	100.0%	1,426,558	100.0%
Less:
Undisbursed portion of construction loans in process ("LIP")	87,196		103,194
Deferred loan origination fees, net	5,404		5,242
ACL	17,046		15,817
Subtotal	109,646		124,253
Loans receivable, net	$1,397,019		$1,302,305
_____________________________
(1) Does not include one- to four-family loans held for sale totaling $1.80 million and $400,000 at June 30, 2024 and September 30, 2023, respectively.

Loans receivable at June 30, 2024 and September 30, 2023 are reported net of unamortized discounts totaling $163,000 and $192,000, respectively.

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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At June 30, 2024 there was one loan classified as doubtful which is supported by an SBA guarantee of the remaining balance. At September 30, 2023, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as bankable assets is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At June 30, 2024 and September 30, 2023, there were no loans classified as loss.

The following table sets forth the Company's loan portfolio at June 30, 2024 by risk attribute and year of origination as well as current period gross charge-offs (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$7,097	$54,350	$116,235	$49,399	$19,427	$40,249	$—	$286,757
Watch	—	1,800	—	—	—	—	—	1,800
Substandard	—	—	—	—	—	54	—	54
Total one- to four-family	$7,097	$56,150	$116,235	$49,399	$19,427	$40,303	$—	$288,611

Multi-family
Risk Rating
Pass	$13,134	$19,474	$39,836	$33,292	$27,002	$44,042	$1,170	$177,950
Total multi-family	$13,134	$19,474	$39,836	$33,292	$27,002	$44,042	$1,170	$177,950

Commercial real estate
Risk Rating
Pass	$21,105	$64,307	$128,334	$91,470	$57,322	$197,318	$12,637	$572,493
Watch	—	—	—	—	4,226	10,747	—	14,973
Special Mention	—	—	—	—	—	4,401	—	4,401
Substandard	—	—	—	—	—	5,998	—	5,998
Total commercial real estate	$21,105	$64,307	$128,334	$91,470	$61,548	$218,464	$12,637	$597,865

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
Construction-custom & owner/builder
Risk Rating
Pass	$21,701	$42,271	$3,937	$—	$—	$—	$—	$67,909
Watch	—	—	2,870	2,726	432	436	—	6,464
Substandard	—	—	—	152	—	—	—	152
Total construction	$21,701	$42,271	$6,807	$2,878	$432	$436	$—	$74,525

Construction-speculative one-to four-family
Risk Rating
Pass	$3,468	$2,747	$—	$518	$—	$—	$—	$6,733
Total construction	$3,468	$2,747	$—	$518	$—	$—	$—	$6,733

Construction-commercial
Risk Rating
Pass	$991	$16,914	$1,045	$1,293	$—	$—	$—	$20,243
Watch	—	968	—	—	—	—	—	968
Total construction	$991	$17,882	$1,045	$1,293	$—	$—	$—	$21,211

Construction-multi-family
Risk Rating
Pass	$2,033	$18,249	$—	$—	$—	$—	$—	$20,282
Total construction	$2,033	$18,249	$—	$—	$—	$—	$—	$20,282

Construction-land development
Risk Rating
Pass	$1,903	$2,760	$11,918	$—	$—	$—	$—	$16,581
Total construction	$1,903	$2,760	$11,918	$—	$—	$—	$—	$16,581

Land
Risk Rating
Pass	$10,272	$5,740	$8,573	$4,085	$768	$2,045	$415	$31,898
Watch	—	—	—	—	—	486	—	486
Total land	$10,272	$5,740	$8,573	$4,085	$768	$2,531	$415	$32,384

Home equity
Risk Rating
Pass	$3,434	$4,873	$2,017	$315	$674	$2,297	$29,338	$42,948
Watch	—	—	—	—	33	—	—	33
Substandard	—	—	—	—	—	83	615	698
Total home equity	$3,434	$4,873	$2,017	$315	$707	$2,380	$29,953	$43,679

Other consumer
Risk Rating
Pass	$1,657	$459	$247	$60	$14	$543	$84	$3,064
Watch	—	—	—	—	—	57	—	57
Total other consumer	$1,657	$459	$247	$60	$14	$600	$84	$3,121
Current period gross write-offs	$5	$1	$—	$—	$—	$—	$2	$8

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
Commercial business
Risk Rating
Pass	$12,815	$20,696	$37,436	$9,431	$8,637	$5,159	$39,404	$133,578
Watch	—	—	210	43	272	10	180	715
Substandard	—	1,186	—	—	—	532	—	1,718
Doubtful	—	202	—	—	—	—	—	202
Total commercial business	$12,815	$22,084	$37,646	$9,474	$8,909	$5,701	$39,584	$136,213
Current period gross write-offs	$—	$79	$—	$—	$—	$—	$—	$79

SBA PPP
Risk Rating
Pass	$—	$—	$—	$267	$47	$—	$—	$314
Total SBA PPP	$—	$—	$—	$267	$47	$—	$—	$314

Total loans receivable, gross (net of construction LIP)
Risk Rating
Pass	$99,610	$252,840	$349,578	$190,130	$113,891	$291,653	$83,048	$1,380,750
Watch	—	2,768	3,080	2,769	4,963	11,736	180	25,496
Special Mention	—	—	—	—	—	4,401	—	4,401
Substandard	—	1,186	—	152	—	6,667	615	8,620
Doubtful	—	202	—	—	—	—	—	202
Total loans receivable	$99,610	$256,996	$352,658	$193,051	$118,854	$314,457	$83,843	$1,419,469
Current period gross charge-off	$5	$80	$—	$—	$—	$—	$2	$87

Allowance for Credit Losses

The Company adopted the new accounting standard for the ACL, commonly referred to as the current expected credit losses ("CECL") methodology, as of October 1, 2023. All disclosures as of and for the three and nine months ended June 30, 2024 are presented in accordance with the new accounting standard. The comparative financial periods prior to the adoption of this new accounting standard are presented and disclosed under previously applicable GAAP's incurred loss methodology, which is not directly comparable to the new, CECL methodology. See also Note 10, Recent Accounting Pronouncements. As a result of implementing this new accounting standard, there was a one-time adjustment to the fiscal year 2024 opening allowance balance of $461,000 related to loans held for investment. The Company elected not to measure an ACL for accrued interest receivable and instead elected to reverse interest income on loans or securities that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

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

The following tables set forth information for the three and nine months ended June 30, 2024 and 2023 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2024
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,185	$49	$—	$43	$2,277
Multi-family	1,358	84	—	—	1,442
Commercial	6,954	241	—	—	7,195
Construction – custom and owner/builder	1,215	76	—	—	1,291
Construction – speculative one- to four-family	142	(47)	—	—	95
Construction – commercial	451	(58)	—	—	393
Construction – multi-family	478	(121)	—	—	357
Construction – land development	255	35	—	—	290
Land	840	(12)	—	—	828
Consumer loans:
Home equity and second mortgage	305	9	—	—	314
Other	45	2	(2)	—	45
Commercial business loans	2,590	6	(79)	2	2,519
Total	$16,818	$264	$(81)	$45	$17,046

	Nine Months Ended June 30, 2024
	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Credit Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$2,417	$(408)	$225	$—	$43	$2,277
Multi-family	1,156	(120)	406	—	—	1,442
Commercial	7,209	(494)	480	—	—	7,195
Construction – custom and owner/builder	750	542	(1)	—	—	1,291
Construction – speculative one- to four-family	148	(16)	(37)	—	—	95
Construction – commercial	316	176	(99)	—	—	393
Construction – multi-family	602	204	(449)	—	—	357
Construction – land development	274	25	(9)	—	—	290
Land	406	318	104	—	—	828
Consumer loans:
Home equity and second mortgage	519	(243)	38	—	—	314
Other	53	(7)	7	(8)	—	45
Commercial business loans	1,967	484	145	(79)	2	2,519
Total	$15,817	$461	$810	$(87)	$45	$17,046

	Three Months Ended June 30, 2023
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,052	$126	$—	$—	$2,178
Multi-family	938	74	—	—	1,012
Commercial	6,904	125	—	—	7,029
Construction – custom and owner/builder	726	73	—	—	799
Construction – speculative one- to four-family	121	(11)	—	—	110
Construction – commercial	267	24	—	—	291
Construction – multi-family	662	30	—	—	692
Construction – land development	245	(12)	—	—	233
Land	363	26	—	—	389
Consumer loans:
Home equity and second mortgage	507	35	—	—	542
Other	47	5	(1)	—	51
Commercial business loans	1,866	115	—	—	1,981
Total	$14,698	$610	$(1)	$—	$15,307

	Nine Months Ended June 30, 2023
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$1,658	$520	$—	$—	$2,178
Multi-family	855	157	—	—	1,012
Commercial	6,682	347	—	—	7,029
Construction – custom and owner/builder	675	124	—	—	799
Construction – speculative one- to four-family	130	(20)	—	—	110
Construction – commercial	343	(52)	—	—	291
Construction – multi-family	447	245	—	—	692
Construction – land development	233	—	—	—	233
Land	397	(8)	—	—	389
Consumer loans:
Home equity and second mortgage	440	102	—	—	542
Other	42	11	(2)	—	51
Commercial business loans	1,801	184	(5)	1	1,981
Total	$13,703	$1,610	$(7)	$1	$15,307

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

The following tables present an analysis of loans by aging category and portfolio segment at June 30, 2024 and September 30, 2023 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2024
Mortgage loans:
One- to four-family	$—	$—	$135	$—	$135	$288,476	$288,611
Multi-family	—	—	—	—	—	177,950	177,950
Commercial	—	—	1,310	—	1,310	596,555	597,865
Construction – custom and owner/builder	—	—	152	—	152	74,373	74,525
Construction – speculative one- to four-family	—	—	—	—	—	6,733	6,733
Construction – commercial	—	—	—	—	—	21,211	21,211
Construction – multi-family	—	—	—	—	—	20,282	20,282
Construction – land development	—	—	—	—	—	16,581	16,581
Land	—	—	—	—	—	32,384	32,384
Consumer loans:
Home equity and second mortgage	—	2	615	—	617	43,062	43,679
Other	—	—	—	—	—	3,121	3,121
Commercial business loans	50	62	1,908	—	2,020	134,193	136,213
SBA PPP loans	—	—	—	—	—	314	314
Total	$50	$64	$4,120	$—	$4,234	$1,415,235	$1,419,469
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
September 30, 2023
Mortgage loans:
One- to four-family	$—	$—	$368	$—	$368	$252,859	$253,227
Multi-family	—	—	—	—	—	127,176	127,176
Commercial	—	—	683	—	683	567,582	568,265
Construction – custom and owner/builder	151	—	—	—	151	73,088	73,239
Construction – speculative one- to four-family	—	—	—	—	—	9,361	9,361
Construction – commercial	—	—	—	—	—	26,030	26,030
Construction – multi-family	—	—	—	—	—	45,890	45,890
Construction – land development	—	—	—	—	—	16,129	16,129
Land	—	—	—	—	—	26,726	26,726
Consumer loans:
Home equity and second mortgage	—	—	177	—	177	38,104	38,281
Other	—	—	—	—	—	2,772	2,772
Commercial business loans	—	—	286	—	286	135,516	135,802
SBA PPP loans	—	—	—	—	—	466	466
Total	$151	$—	$1,514	$—	$1,665	$1,321,699	$1,323,364
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

The following tables present an analysis of loans by credit quality indicator and portfolio segment at September 30, 2023 (dollars in thousands):

	Loan Grades
September 30, 2023	Pass	Watch	Special Mention	Substandard	Total
Mortgage loans:
One- to four-family	$252,859	$—	$—	$368	$253,227
Multi-family	127,176	—	—	—	127,176
Commercial	551,669	11,143	—	5,453	568,265
Construction – custom and owner/builder	68,181	5,058	—	—	73,239
Construction – speculative one- to four-family	9,361	—	—	—	9,361
Construction – commercial	25,063	967	—	—	26,030
Construction – multi-family	45,890	—	—	—	45,890
Construction – land development	16,129	—	—	—	16,129
Land	26,226	500	—	—	26,726
Consumer loans:
Home equity and second mortgage	37,982	34	—	265	38,281
Other	2,716	56	—	—	2,772
Commercial business loans	135,502	—	—	300	135,802
SBA PPP loans	466	—	—	—	466
Total	$1,299,220	$17,758	$—	$6,386	$1,323,364

At June 30, 2024, the Company had $1.91 million of non-accrual loans with an ACL of $243,000 and $2.21 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of June 30, 2024 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$135	$—
Commercial	1,310	—
Construction - custom and owner/builder	152	—
Consumer loans:
Home equity and second mortgage	615	—
Commercial business loans	1,908	243
Total	$4,120	$243

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
______________________________________________
(1)For the year ended September 30, 2023.

The following table is a summary of information related to impaired loans by portfolio segment prior to the adoption of CECL as of June 30, 2023 and for three and nine months then ended (dollars in thousands):

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
_____________________________________________
(1) For the three months ended June 30, 2023.
(2) For the nine months ended June 30, 2023.

Troubled debt restructurings ("TDRs")

On October 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (ASU 2016-13). This ASU eliminated the accounting guidance for TDR loans for creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. No loans to borrowers experiencing financial difficulty were modified in the three and nine months ended June 30, 2024 and 2023. At June 30, 2023, the Company had $2.60 million of TDRs, all of which were paying as agreed. There were no defaults in these loans during the nine months ended June 30, 2024 and 2023.

In accordance with the Company's policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four or five consecutive months. However, charge-off's are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loan loss it is promptly charged off.

(5) LEASES

At June 30, 2024, the Company has operating leases for two retail bank branch offices and an administrative office. The Company's leases have remaining lease terms of two to seven years, and include options to extend the leases from two to five years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of operating lease ROU assets and lease liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three and nine months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost:	2024	2023	2024	2023
Operating lease cost	$98	$87	$283	$261
Short-term lease cost	—	—	—	—
Total lease cost	$98	$87	$283	$261

The following tables provide supplemental information related to operating leases at or for the three and nine months ended June 30, 2024 and 2023 (dollars in thousands):

	At or For the Three Months Ended June 30, 2024	At or For the Nine Months Ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$249
Weighted average remaining lease term-operating leases	6.1 years	6.1 years
Weighted average discount rate-operating leases	2.34%	2.34%

	At or For the Three Months Ended June 30, 2023	At or For the Nine Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$79	$234
Weighted average remaining lease term-operating leases	6.9 years	6.9 years
Weighted average discount rate-operating leases	2.34%	2.34%

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

Maturities of operating lease liabilities at June 30, 2024 for future fiscal years are as follows (dollars in thousands):

Remainder of 2024	$83
2025	336
2026	304
2027	232
2028	219
Thereafter	601
Total lease payments	1,775
Less imputed interest	126
Total	$1,649

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

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2024 and 2023 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Basic net income per common share computation
Numerator – net income	$5,924	$6,306	$17,928	$20,476

Denominator – weighted average common shares outstanding	8,004,552	8,156,831	8,067,068	8,203,255

Basic net income per common share	$0.74	$0.77	$2.22	$2.50

Diluted net income per common share computation
Numerator – net income	$5,924	$6,306	$17,928	$20,476

Denominator – weighted average common shares outstanding	8,004,552	8,156,831	8,067,068	8,203,255
Effect of dilutive stock options (1)	34,793	57,144	41,975	75,824
Weighted average common shares outstanding - assuming dilution	8,039,345	8,213,975	8,109,043	8,279,079

Diluted net income per common share	$0.74	$0.77	$2.21	$2.47
____________________________________________
(1) For the three and nine months ended June 30, 2024, average options to purchase 240,820 and 233,081 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2023, average options to purchase 256,503 and 203,823 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would be anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and nine months ended June 30, 2024 and 2023 are as follows (dollars in thousands):

	Three Months Ended June 30, 2024
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(745)	$—	$(745)
Other comprehensive income	200	—	200
Balance of AOCI at the end of period	$(545)	$—	$(545)

	Nine Months Ended June 30, 2024
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(1,075)	$(9)	$(1,084)
Other comprehensive income	530	9	539
Balance of AOCI at the end of period	$(545)	$—	$(545)

	Three Months Ended June 30, 2023
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(486)	$(9)	$(495)
Other comprehensive loss	(249)	—	(249)
Balance of AOCI at the end of period	$(735)	$(9)	$(744)

	Nine Months Ended June 30, 2023
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(706)	$(11)	$(717)
Other comprehensive income (loss)	(29)	2	(27)
Balance of AOCI at the end of period	$(735)	$(9)	$(744)

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

Under the Company's 2014 Equity Incentive Plan, the Company can grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, the Company is able to grant options and awards or restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees, including officers, and 50,000 shares are reserved to be awarded to directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in 20% annual installments on each of the five anniversaries from the date of the grant, and options generally have a maximum contractual term of ten years from the date of grant. At June 30, 2024, there were 15,576 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2014 Equity Incentive Plan. At June 30, 2024, there were 182,070 shares of common stock available which may be awarded as options or restricted stock pursuant to future grant under the 2019 Equity Incentive Plan.

Stock option activity for the nine months ended June 30, 2024 and 2023 is summarized as follows:

	Nine Months Ended June 30, 2024		Nine Months Ended June 30, 2023
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	369,150	$24.00	421,925	$23.30
Exercised	(30,200)	13.07	(27,055)	19.77
Granted	—	—	1,000	33.40
Forfeited	(16,560)	26.98	(7,800)	28.23
Options outstanding, end of period	322,390	$24.87	388,070	$23.47

The fair value of stock options is determined using the Black-Scholes valuation model.

There were no stock options granted during the nine months ended June 30, 2024.

The weighted average assumptions for options granted during the nine months ended June 30, 2023 were as follows:

Expected volatility	33%
Expected life (in years)	5
Expected dividend yield	2.99%
Risk free interest rate	3.58%
Grant date fair value per share	$8.65

The aggregate intrinsic value of options exercised during the nine months ended June 30, 2024 and 2023 was $501,000 and $345,000, respectively.

At June 30, 2024, there were 121,820 unvested options with an aggregate grant date fair value of $709,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2024 was $221,000.  There were 300 options that vested during the nine months ended June 30, 2024 with a total fair value of $2,000.

At June 30, 2023, there were 186,910 unvested options with an aggregate grant date fair value of $1.05 million. There were 3,200 options that vested during the nine months ended June 30, 2023 with a total fair value of $17,000.

Additional information regarding options outstanding at June 30, 2024 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
10.26	-	10.71	26,250	$10.62	1.0	26,250	$10.62	1.0
15.67	-	19.13	60,500	16.55	5.2	38,840	16.37	4.6
26.50	-	27.40	98,820	27.31	7.3	39,060	27.23	6.3
28.23	-	29.69	103,900	28.79	5.7	64,300	29.13	4.8
31.80	-	33.40	32,920	31.85	4.4	32,120	31.60	4.3
			322,390	$24.87	5.6	200,570	$24.29	4.5

The aggregate intrinsic value of options outstanding at June 30, 2024 and 2023 was $1.07 million and $1.58 million, respectively.

As of June 30, 2024, unrecognized compensation cost related to unvested stock options was $579,000, which is expected to be recognized over a weighted average life of 1.81 years.

At June 30, 2024, there were 26,150 unvested restricted stock awards. At June 30, 2023, there were no unvested restricted stock awards. There were no restricted stock awards granted during the nine months ended June 30, 2024 and 2023.

	Time Based
	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding, September 30, 2023	26,150	$27.37
Granted	—	—
Forfeited	—	—
Vested	—	—
Outstanding, June 30, 2024	26,150	$27.37

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At June 30, 2024, unrecognized compensation cost related to unvested restricted stock awards was $597,000, which is expected to be recognized over a weighted average period of 1.98 years.

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

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2024 and September 30, 2023. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2024 and September 30, 2023 were as follows (dollars in thousands):

June 30, 2024	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$8,910	$65,605	$—	$74,515
Investments in equity securities
Mutual funds	836	—	—	836
Total	$9,746	$65,605	$—	$75,351

September 30, 2023	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$41,771	$—	$41,771
Investments in equity securities
Mutual funds	811	—	—	811
Total	$811	$41,771	$—	$42,582

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2024 and the year ended September 30, 2023.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2024 and September 30, 2023 (dollars in thousands):

	Estimated Fair Value			Total Estimated
June 30, 2024	Level 1	Level 2	Level 3	Fair Value
Individually evaluated loans:
Commercial business loans	$—	$—	$1,168	$1,168
Total	$—	$—	$1,168	$1,168

	Estimated Fair Value			Total Estimated
September 30, 2023	Level 1	Level 2	Level 3	Fair Value
Impaired loans:
Commercial business loans	$—	$—	$122	$122
Total	$—	$—	$122	$122

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis as of June 30, 2024 and September 30, 2023 (dollars in thousands):

	Valuation Technique(s)	Unobservable Input(s)	Range
Individually evaluated and impaired loans	Market approach	Appraised value less estimated selling costs	N/A

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but for which may have significant value. The Company does not believe that it would be practicable to estimate a representative fair value for these types of items as of June 30, 2024 and September 30, 2023. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, in accordance with GAAP, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of June 30, 2024 and September 30, 2023 (dollars in thousands):

	June 30, 2024
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$158,913	$158,913	$158,913	$—	$—
CDs held for investment	10,458	10,458	10,458	—	—
Investment securities	251,302	241,276	94,794	146,482	—
Investments in equity securities	836	836	836	—	—
FHLB stock	2,037	2,037	2,037	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,795	1,829	1,829	—	—
Loans receivable, net	1,397,019	1,344,541	—	—	1,344,541
Accrued interest receivable	7,045	7,045	7,045	—	—

Financial liabilities
Certificates of deposit	361,541	359,818	—	—	359,818
FHLB borrowings	20,000	19,752	—	—	19,752
Accrued interest payable	1,713	1,713	1,713	—	—

	September 30, 2023
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$128,721	$128,721	$128,721	$—	$—
CDs held for investment	15,188	15,188	15,188	—	—
Investment securities	311,989	295,538	161,538	134,000	—
Investments in equity securities	811	811	811	—	—
FHLB stock	3,602	3,602	3,602	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	400	407	407	—	—
Loans receivable, net	1,302,305	1,246,538	—	—	1,246,538
Accrued interest receivable	6,004	6,004	6,004	—	—

Financial liabilities
Certificates of deposit	300,100	297,542	—	—	297,542
FHLB borrowings	35,000	34,747	—	—	34,747
Accrued interest payable	1,397	1,397	1,397	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 required credit losses relating to available for sale debt securities to be recorded through an ACL rather than as a reduction of the carrying amount. ASU 2016-13 also changed the accounting for Purchase Credit Impaired ("PCI") debt securities and loans. ASU 2016-13 retained many of the current disclosure requirements in GAAP and expanded certain disclosure requirements. As a "smaller reporting company" filer with the U.S. Securities and Exchange Commission, ASU 2016-13 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company experienced changes in the processes and procedures to calculate the ACL, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the accounting practices that were utilized with the incurred loss model. In addition, the prior policy for OTTI on investment securities held to maturity was replaced with an allowance approach. On October 1, 2023, the Company adopted this ASU, which resulted in a net of tax charge of $488,000 to retained earnings, a $461,000 increase to the ACL on loans, a $92,000 increase to ACL on investment securities, and a $65,000 increase to ACL on unfunded commitments for the cumulative effect of adopting this guidance. For more information related to the implementation, see Note 2 Investment Securities, Note 4 Loans Receivable and Allowance for Credit Losses and Note 12 Commitments and Contingent Liabilities.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income tax paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold. The amendment requires on an annual basis a reconciliation broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU on a prospective basis. The Company expects this ASU to only impact its disclosure requirement and does not expect the adoption of this ASU to have a material impact on its business operations or the Company's consolidated financial statements.

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606") applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended June 30, 2024, the Company recognized $1.01 million in service charges on deposits, $1.30 million in ATM and debit card interchange transaction fees, $18,000 in escrow fees, and $3,000 in fee income from non-deposit investment sales included in "Other" on the Consolidated Statement of Income, all considered within the scope of ASC 606. For the nine months ended June 30, 2024, the Company recognized $3.02 million in service charges on deposits, $3.77 million in ATM and debit card interchange transaction fees, $51,000 in escrow fees, and $6,000 in fee income from non-deposit investment sales. For the three months ended June 30, 2023, the Company recognized $970,000 in service charges on deposits, $1.34 million in ATM and debit card interchange transaction fees, $27,000 in escrow fees, and $1,000 in fee income from non-deposit investment sales. For the nine months ended June 30, 2023, the Company recognized $2.81 million in service charges on deposits, $3.86 million in ATM and debit card interchange transaction fees, $85,000 in escrow fees, and $35,000 in fee income from non-deposit investment sales.

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

A summary of the Company's commitments at June 30, 2024 and 2023 are listed below (in thousands):

	June 30, 2024	June 30, 2023
Undisbursed portion of construction loans in process (see Note 4)	$87,196	$104,774
Undisbursed lines of credit	118,050	139,400
Commitments to extend credit	14,278	29,881
	$219,524	$274,055

The Company maintains a separate ACL related to unfunded loan commitments.  The Company estimates expected losses on unfunded, off-balance sheet commitments over the contractual period in which the exposure to credit risk from a contractual obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical commitment utilization. Credit risk associated with the unfunded commitments are consistent with the loss ratio for each loan segment within the ACL for loans. The ACL on unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision (recapture of provision) for credit losses on the consolidated income statements. The ACL on unfunded loan commitments totaled $267,000 at June 30, 2024.

The following table sets forth information for the three and nine months ended June 30, 2024 and 2023 regarding activity in the a ACL on unfunded loan commitments (dollars in thousands):

ACL	Three Months Ended June 30, 2024		Three Months Ended June 30, 2023
Beginning ACL	$276		$320
Provision for (recapture of) credit losses	(9)	(1)	7
Ending ACL	$267		$327
(1) The provision for (recapture of) credit losses does not match the three months ended income statement due to rounding.

ACL	Nine Months Ended June 30, 2024	Nine Months Ended June 30, 2023
Beginning ACL	$332	$305
Impact of adopting CECL (ASU 2016-13)	65	—
Provision for (recapture of) credit losses	(130)	22
Ending ACL	$267	$327

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 1 of this Form 10-Q. The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2024.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

•adverse impacts to economic conditions in our local markets or other markets where we have lending relationships
•effects of employment levels, labor shortages inflation, a recession or slowed economic growth;
•changes in the interest rate environment, including the past increases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration of such increased levels, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of inflation and the Federal Reserve monetary policy;
•the effects of any Federal government shutdown;
•credit risks of lending activities, including loan delinquencies, write-offs, changes in our ACL, and provision for credit losses;
•fluctuations in the demand for loans, the number of unsold homes, land and other properties, and real estate values in our market areas;
•secondary market conditions for loans and our ability to sell loans in the secondary market;
•results of examinations of us by regulatory authorities, which may the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
•the impact of bank failures or adverse developments at other banks and related negative press about the banking industry in general on investor and depositor sentiment;
•legislative or regulatory changes, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•our ability to attract and retain deposits;
•our ability to control operating costs and expenses;
•use of estimates in determining the fair value of assets, which may prove incorrect;
•disruptions or security breaches or other adverse events, failures or interruptions in or attacks on our information technology systems or on the third-party vendors;
•our ability to retain key members of our senior management team;
•costs and effects of litigation, including settlements and judgments;
•our ability to implement our business strategies, including expectations regarding key growth initiatives and strategic priorities;
•increased competitive pressures among financial services companies;
•changes in consumer spending, borrowing and savings habits;
•the availability of resources to address changes in laws, rules, or regulations or to respond to regulatory actions;
•our ability to pay dividends on our common stock;
•quality and composition of our securities portfolio and the impact of adverse changes in the securities markets;

•inability of key third-party providers to perform their obligations;
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the Financial Accounting Standards Board (“FASB”);
•environmental, social and governance goals and targets;
•effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks described elsewhere in this Form 10-Q and our other reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 (the "2023 Form 10-K”).

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 offices (including its main office in Hoquiam). At June 30, 2024, the Company had total assets of $1.90 billion, net loans receivable of $1.40 billion, total deposits of $1.63 billion and total shareholders’ equity of $241.22 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and non-interest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, through July 2023, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve has increased the target range for the federal funds rate by 525 basis points, to a range of 5.25% to 5.50%, where it remained as of June 30, 2024.

The provision for (recapture of) credit losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The ACL on loans reflects the amount that management has determined is adequate to cover probable expected credit losses in the loan portfolio. As the loan portfolio increases, or due to an increase in probable expected losses inherent in the loan portfolio, the ACL may increase, resulting in a decrease to net interest income after the provision. Improvement in loan risk ratings, increase in property values, or receipts of recoveries of amounts previously charged off may partially or fully offset any required increases to ACL on loans due to loan growth or an increase in the probable expected credit losses. The Company recorded a provision for credit losses on loans of $264,000 and $810,000 for the three and nine months ended June 30, 2024, respectively (using the CECL methodology), primarily due to loan portfolio growth. The Company recorded a provision for loan losses (using the prior incurred loss methodology) of $610,000 and $1.61 million for the three and nine months ended June 30, 2023, respectively.

Net income is also affected by non-interest income and non-interest expense.  For the three and nine months ended June 30, 2024, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, BOLI net earnings, servicing income on loans sold, escrow fees and other operating income.  Non-interest income is also increased by net recoveries on investment securities and for periods prior to the adoption of CECL reduced by net OTTI losses on investment securities, if any.  Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, data processing and telecommunication expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses.  Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

The Company's critical accounting estimates are described in the Company’s 2023 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. Other than the adoption of CECL (for additional information on CECL, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”), there have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2023 Form 10-K.

Comparison of Financial Condition at June 30, 2024 and September 30, 2023

General: Total assets increased by $60.72 million, or 3.3%, to $1.90 billion at June 30, 2024 from $1.84 billion at September 30, 2023.  The increase in total assets was primarily due to increases in loans receivable, investment securities available for sale and total cash and cash equivalents, which was partially offset by decreases in investment securities held to maturity and CDs held for investment. The increase in assets was primarily funded by an increase in deposits, which was partially offset by a decrease in FHLB borrowings.

Net loans receivable increased by $94.71 million, or 7.3%, to $1.40 billion at June 30, 2024 from $1.30 billion at September 30, 2023, primarily due to increases in multi-family loans, one- to four-family loans, commercial real estate loans, as well as smaller increases in several other loan categories. These increases to net loans receivable were partially offset by decreases in various construction loan categories.

Total deposits increased by $67.61 million, or 4.3%, to $1.63 billion at June 30, 2024 from $1.56 billion at September 30, 2023, primarily due to increases in money market account and certificates of deposit balances. These increases were partially offset by decreases in NOW checking account, non-interest bearing deposit and savings account balances.

Shareholders’ equity increased by $8.15 million, or 3.5%, to $241.22 million at June 30, 2024 from $233.07 million at September 30, 2023.  The increase in shareholders' equity was primarily due to net income, a reduction in accumulated other comprehensive loss and proceeds from stock option exercises during the current period. These increases were partially offset by the payment of dividends to common shareholders, repurchases of common stock and a reduction of retained earnings related to adoption of the new CECL accounting standard during the nine months ended June 30, 2024.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $25.46 million, or 17.7%, to $169.37 million at June 30, 2024 from $143.91 million at September 30, 2023.
The increase was primarily due to an increase in deposits and a decrease in investment securities, which was partially offset by an increase in loans and a decrease in FHLB borrowings.

Investment Securities:  Investment securities (including investments in equity securities) decreased by $60.65 million, or 19.4%, to $252.15 million at June 30, 2024 from $312.80 million at September 30, 2023. This decrease was primarily due to maturities, prepayments and scheduled amortizations exceeding purchases. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock decreased $1.56 million, or 43.5% to $2.04 million at June 30, 2024 from $3.60 million at September 30, 2023, due to the repayment of a portion of FHLB borrowings and the restructuring of stock ownership requirements by FHLB.

Other Investments: Other investments, consisting solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, was unchanged at $3.00 million at both June 30, 2024 and September 30, 2023. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $94.71 million, or 7.3%, to $1.40 billion at June 30, 2024 from $1.30 billion at September 30, 2023.  The increase was primarily due to increases of $50.77 million in multi-family loans, $35.38 million in one- to four-family loans and $29.60 million in commercial real estate loans. These increases were partially offset by a $47.58 million decrease in various construction loan categories, with the largest decreases occurring in commercial and multi-family construction loans. The increase in multi-family and one-to-four family loans and the decrease in construction loans were in part due to the construction phase of these loans beings completed and then reclassified to permanent financing categories.

Loan originations decreased by $69.92 million, or 25.8%, to $202.62 million for the nine months ended June 30, 2024 from $272.54 million for the nine months ended June 30, 2023.  The decrease in loan originations was primarily due to a decrease in construction, commercial real estate, one- to four-family and commercial business loans originated. The decrease was partially offset by increases in multi-family and land loan originations. The Company generally sells longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. Sales of fixed-rate one- to four-family loans increased by $2.17 million, or 31.1%, to $9.12 million for the nine months ended June 30, 2024 from $6.96 million for the nine months ended June 30, 2023, primarily due to an increase in one- to four-family construction loans refinancing to permanent loans and being sold into the secondary market.

For additional information on loans, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $84,000, or 0.4%, to $21.56 million at June 30, 2024 from $21.64 million at September 30, 2023.  This decrease was primarily due to scheduled depreciation that was partially offset by additions from remodeling projects.

OREO (Other Real Estate Owned):  At June 30, 2024, total OREO and other repossessed assets consisted of one land parcel with no recorded value. At September 30, 2023, total OREO and other repossessed assets consisted of two land parcels with no recorded value.

BOLI (Bank Owned Life Insurance): BOLI increased by $470,000, or 2.0%, to $23.44 million at June 30, 2024 from $22.97 million at September 30, 2023. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both June 30, 2024 and September 30, 2023. CDI decreased by $169,000, or 25.0%, to $508,000 at June 30, 2024 from $677,000 at September 30, 2023 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loan Servicing Rights, Net: Loan servicing rights, net decreased by $598,000, or 28.15%, to $1.53 million at June 30, 2024 from $2.12 million at September 30, 2023 primarily due to the amortization of servicing rights. The principal amount of loans serviced for Freddie Mac and SBA decreased by $14.27 million to $372.23 million at June 30, 2024 from $386.50 million at September 30, 2023.

Deposits: Deposits increased by $67.61 million, or 4.3%, to $1.63 billion at June 30, 2024 from $1.56 billion at September 30, 2023. The increase was primarily due to a $137.29 million increase in money market account balances and a $61.44 million increase in certificates of deposit balances. These increases were partially offset by a $61.94 million decrease in NOW checking accounts balances, a $48.74 million decrease in non-interest bearing demand account balances and a $20.45 million decrease in savings account balances. The increase in money market account balances was primarily due to several larger balance increases with commercial customers.

Deposits consisted of the following at June 30, 2024 and September 30, 2023 (dollars in thousands):

	June 30, 2024		September 30, 2023
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$407,125	25.0%	$455,864	29.2%
NOW checking	324,795	19.9	386,730	24.8
Savings	207,921	12.8	228,366	14.6
Money market	327,162	20.1	189,875	12.2
Certificates of deposit under $250	195,022	12.0	170,221	10.8
Certificates of deposit $250 and over	117,788	7.2	91,714	5.9
Certificates of deposit - brokered	48,731	3.0	38,165	2.5
Total	$1,628,544	100.0%	$1,560,935	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings decreased to $20.00 million at June 30, 2024, from $35.00 million at September 30, 2023. The borrowings consist of one $5.00 million short-term borrowing, with a scheduled maturity in September 2024, that bears interest at 5.52%, and one $5.00 million borrowing and one $10.00 million borrowing with scheduled maturities in May 2026, both of which bear interest at 3.95%.

Shareholders’ Equity:  Total shareholders’ equity increased by $8.15 million, or 3.5%, to $241.22 million at June 30, 2024 from $233.07 million at September 30, 2023.  The increase was primarily due to net income of $17.93 million, proceeds of $395,000 from the exercise of stock options and a $539,000 reduction in the accumulated other comprehensive loss for the fair value adjustment on available for sale investment securities. This increase was partially offset by dividend payments to common shareholders of $5.74 million, the repurchase of 182,117 shares of the Company's common stock for $4.80 million and a $488,000 adjustment to equity for the adoption of the new CECL accounting standard.

Asset Quality and Commercial Real Estate Portfolio Breakdown:

Non-performing assets to total assets was 0.22% at June 30, 2024 and 0.09% at September 30, 2023. Non-performing assets increased by $2.60 million, or 162.7%, to $4.19 million at June 30, 2024 from $1.60 million at September 30, 2023. The increase in non-performing assets was primarily due to a $2.61 million increase in non-accrual loans, with the largest increases occurring in the commercial business and commercial real estate portfolios.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2024 and September 30, 2023 (dollars in thousands):

	June 30, 2024	September 30, 2023
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$135	$368
Commercial	1,310	683
Construction – custom and owner/builder	152	—
Consumer loans:
Home equity and second mortgage	615	177
Commercial business loans	1,908	286
Total loans accounted for on a non-accrual basis	4,120	1,514

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days or more past due loans	4,120	1,514

Non-accrual investment securities	72	82
Total non-performing assets (2)	$4,192	$1,596

TDRs on accrual status (3)	$—	$2,495

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.29%	0.11%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.22%	0.08%

Non-performing assets as a percentage of total assets	0.22%	0.09%

Loans receivable (4)	$1,414,065	$1,318,122

Total assets	$1,900,629	$1,839,905
___________________________________
(1) At June 30, 2024 and September 30, 2023, there were no one- to four-family properties in the process of foreclosure.
(2) Does not include TDRs on accrual status as of September 30, 2023. For more information regarding TDRs, see Note 4 of Notes to Unaudited Consolidated Financial Statements contained in "Item 1 Financial Statements".
(3) Does not include TDRs on non-accrual status at September 30, 2023. For more information regarding TDRs, see Note 4 of Notes to Unaudited Consolidated Financial Statements contained in "Item 1 Financial Statements".
(4)  Does not include loans held for sale. Loan balances are before any reduction of the ACL.

The following tables provide a breakdown of commercial real estate ("CRE") loans by collateral types as of June 30, 2024 and September 30, 2023:

CRE Loan Portfolio Breakdown by Collateral at June 30, 2024
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$126,605	21%	8%	$1,241	$195
Medical/dental offices	81,099	14	5	1,287	—
Office buildings	69,314	12	5	797	—
Other retail buildings	50,365	8	3	536	—
Mini-storage	38,908	6	3	1,441	—
Hotel/motel	31,450	5	2	2,859	—
Restaurants	27,294	5	2	557	161
Gas stations/convenience stores	25,406	4	2	1,059	—
Nursing homes	18,548	3	1	2,319	—
Churches	14,375	2	1	799	—
Shopping centers	10,788	2	1	1,798	—
Mobile home parks	9,942	2	1	473	—
Other	93,771	16	6	705	954
Total CRE	$597,865	100%	40%	$930	$1,310

CRE Loan Portfolio Breakdown by Collateral at September 30, 2023
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$115,804	20%	8%	$1,135	$195
Medical/dental offices	76,498	14	5	1,319	—
Office buildings	66,108	12	5	760	—
Other retail buildings	51,730	9	4	545	—
Hotel/motel	30,718	5	2	3,072	—
Mini-storage	27,750	5	2	1,156	—
Restaurants	27,640	5	2	564	—
Gas stations/convenience stores	21,588	4	1	939	—
Nursing homes	18,051	3	1	3,008	—
Shopping centers	10,790	2	1	2,158	—
Mobile home parks	9,696	2	1	510	—
Churches	7,253	1	1	484	—
Other	104,639	18	7	731	488
Total CRE	$568,265	100%	40%	$893	$683

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2024 and 2023

Net income decreased by $382,000, or 6.1%, to $5.92 million for the quarter ended June 30, 2024 from $6.31 million for the quarter ended June 30, 2023. Net income per diluted common share decreased by $0.03, or 3.9%, to $0.74 for the quarter ended June 30, 2024 from $0.77 for the quarter ended June 30, 2023. The decreases in net income and net income per diluted common share for the three months ended June 30, 2024, were primarily due to a $653,000 decrease in net interest income, a $142,000 increase in non-interest expense and an $84,000 decrease in non-interest income. These decreases were partially offset by a $366,000 decrease in the provision for credit losses and a $131,000 decrease in the provision for income taxes.

Net income decreased by $2.55 million, or 12.4%, to $17.93 million for the nine months ended June 30, 2024 from $20.48 million for the nine months ended June 30, 2023. Net income per diluted common share decreased by $0.26, or 10.53% to $2.21 for the nine months ended June 30, 2024 from $2.47 for the nine months ended June 30, 2023. The decreases in net income and net income per diluted common share were due to a $3.91 million decrease in net interest income, a $278,000 increase in non-interest expense and a $12,000 decrease in non-interest income. These decreases were partially offset by a $950,000 decrease in the provision for credit losses and a $700,000 decrease in the provision for income taxes.
A more detailed explanation of the income statement categories is presented below.

Net Interest Income: Net interest income decreased by $653,000, or 3.9%, to $15.98 million for the quarter ended June 30, 2024 from $16.63 million for the quarter ended June 30, 2023. This decrease was due to an increase in the weighted average cost of interest-bearing liabilities to 2.64% at June 30, 2024 from 1.22% at June 30, 2023 and, to a lesser extent, a $169.73 million increase in the average balance of total interest-bearing liabilities. Partially offsetting the increase in funding costs, was an increase in the average yields of interest-earning assets to 5.33% for the current quarter from 4.72% for the quarter ended June 30, 2023 and a $134.73 million increase in average total interest-earning assets.

Total interest and dividend income increased by $4.25 million, or 21.4%, to $24.14 million for the quarter ended June 30, 2024 from $19.89 million for the quarter ended June 30, 2023, primarily due to increases in the average yield and average balance of loans receivable and interest-bearing deposits in banks and CDs, and the average yield on investment securities. These increases were partially offset by a decrease in the average balance of investment securities.

The average balance of total interest-earning assets increased by $134.73 million, or 8.0%, to $1.82 billion for the quarter ended June 30, 2024 from $1.69 billion for the quarter ended June 30, 2023. The average balance of loans receivable increased by $137.54 million, or 11.0% and the average balance of interest-bearing deposits in banks and CDs increased by $59.62 million or 58.6%. These increases were partially offset by a decrease in the average balance of investment securities of $61.76 million or 19.0% between the periods. During the quarter ended June 30, 2024, there was a total of $133,000 of pre-payment penalties, non-accrual interest and late fees collected compared to $87,000 collected for the quarter ended June 30, 2023. The average yield on interest-earning assets increased by 61 basis points to 5.33% for the quarter ended June 30, 2024 from 4.72% for the quarter ended June 30, 2023. The average yield on interest-bearing deposits in banks and CDs and on investment securities increased 62 basis points and 63 basis points to 5.41% and 3.57%, for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023, respectively, while the average yield on loans receivable increased 48 basis points to 5.65% during the same period.

Total interest expense increased by $4.90 million, or 150.6%, to $8.16 million for the quarter ended June 30, 2024 from $3.26 million for the quarter ended June 30, 2023. The increase in interest expense was due to an increase in the average cost and, to a lesser extent, an increase in the average balance of interest-bearing liabilities, primarily deposits. The average cost of interest-bearing liabilities increased to 2.64% for the quarter ended June 30, 2024 from 1.22% for the quarter ended June 30, 2023. The average balance of interest-bearing liabilities increased by $169.73 million, or 15.8%, to $1.24 billion for the quarter ended June 30, 2024 from $1.07 billion for the quarter ended June 30, 2023, primarily due to increases in the average balances of money market accounts, certificate of deposit accounts and borrowings, partially offset by decreases in the average balance of NOW checking and savings accounts.

Interest expense on deposits increased by $4.82 million, or 154.2%, to $7.94 million for the quarter ended June 30, 2024 from $3.12 million for the quarter ended June 30, 2023, driven by an increase in the average cost of interest-bearing deposits in all categories and an increase in the average balance of money market accounts and certificates of deposit. The average cost of interest bearing deposits increased 144 basis points to 2.62% for the three months ended June 30, 2024, which included a 132 basis point increase in the cost of certificates of deposit, including brokered certificates of deposit, to 4.35%, compared to the same period last year. The average balance of certificates of deposit, including brokered certificate of deposits, increased $146.04 million, or 69.2%, to $356.99 million for the three months ended June 30, 2024, compared to the same period last year.

Interest expense on borrowings increased to $220,000 for the quarter ended June 30, 2024, compared to $132,000 for the quarter ended June 30, 2023, primarily due to an increase in the average balance of borrowings. The average balance of borrowings increased by $7.75 million to $20.0 million for the quarter ended June 30, 2024 compared to the same period last year. The average rate paid on borrowings increased slightly to 4.42% for the quarter ended June 30, 2024 compared to 3.95% for the same period last year.

As a result of increases in interest expense, the net interest margin ("NIM") decreased to 3.53% for the quarter ended June 30, 2024 from 3.94% for the quarter ended June 30, 2023.

Net income decreased $2.55 million or 12.4% to $17.93 million for the nine months ended June 30, 2024 from $20.48 million for the nine months ended June 30, 2023. The decrease in net income was primarily due to a $3.91 million decrease in net interest income, a $278,000 increase in non-interest expense and a $12,000 decrease in non-interest income. These decreases were partially offset by a $950,000 decrease in the provision for credit losses and a $700,000 decrease in the provision for income taxes.

Total interest and dividend income increased $11.40 million, or 19.5%, to $69.79 million for the nine months ended June 30, 2024 from $58.39 million for the nine months ended June 30, 2023, primarily due to increases in the average yield and average balance of loans receivable, and the average yields on interest-bearing deposits in banks and CDs and investment securities. These increases were partially offset by a decrease in the average balances of interest-bearing deposits in banks and CDs, and investment securities.

Total interest expense increased by $15.31 million, or 223.1%, to $22.17 million for the nine months ended June 30, 2024 from $6.86 million for the nine months ended June 30, 2023. The increase in interest expense was due to an increase in the average cost and, to a lesser extent, an increase in the average balance of interest-bearing liabilities, primarily deposits.

The NIM decreased to 3.53% for the nine months ended June 30, 2024 from 3.99% for the nine months ended June 30, 2023.

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

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,391,582	$19,537	5.65%	$1,254,044	$16,215	5.17%
Investment securities (2)	263,087	2,335	3.57	324,844	2,384	2.94
Dividends from mutual funds, FHLB stock and other investments	5,867	94	6.41	6,541	70	4.28
Interest-bearing deposits in banks and CDs	161,421	2,173	5.41	101,798	1,220	4.79
Total interest-earning assets	1,821,957	24,139	5.33	1,687,227	19,889	4.72
Non-interest-earning assets	82,008			84,255
Total assets	$1,903,965			$1,771,482

Interest-bearing liabilities:
Savings	$208,488	140	0.27	$255,463	118	0.19
Money market	326,023	2,882	3.56	205,023	429	0.84
NOW checking	329,344	1,054	1.29	387,426	982	1.02
Certificates of deposit	311,545	3,261	4.21	201,375	1,472	2.93
Brokered CDs	45,442	601	5.32	9,575	122	5.11
Short-term borrowings	5,001	70	5.63	3,464	46	5.33
Long-term borrowings	15,000	150	4.02	8,791	86	3.92
Total interest-bearing liabilities	1,240,843	8,158	2.64	1,071,117	3,255	1.22
Non-interest-bearing deposits	413,494			462,315
Other liabilities	10,245			10,199
Total liabilities	1,664,582			1,543,631
Shareholders' equity	239,383			227,851
Total liabilities and
shareholders' equity	$1,903,965			$1,771,482

Net interest income		$15,981			$16,634
Interest rate spread			2.69%			3.50%
Net interest margin (3)			3.53%			3.94%
Ratio of average interest-earning assets to average interest- bearing liabilities			146.83%			157.52%
_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

	Nine Months Ended June 30,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,363,213	$56,841	5.57%	$1,206,294	$45,622	5.04%
Investment securities (2)	288,554	6,892	3.19	327,457	7,058	2.87
Dividends from mutual funds, FHLB stock and other investments	6,235	266	5.71	6,202	185	3.98
Interest-bearing deposits in banks and CDs	143,537	5,791	5.39	182,312	5,524	4.04
Total interest-earning assets	1,801,539	69,790	5.17	1,722,265	58,389	4.52
Non-interest-earning assets	81,650			84,167
Total assets	$1,883,189			$1,806,432

Interest-bearing liabilities:
Savings	$214,275	386	0.24	$270,076	296	0.15
Money market	273,683	6,326	3.09	221,131	1,116	0.67
NOW checking	358,052	3,958	1.48	413,372	2,322	0.75
Certificates of deposit	291,707	8,989	4.12	169,001	2,872	2.27
Brokered CDs	42,856	1,724	5.37	3,192	123	5.15
Short-term borrowings	7,457	335	6.00	1,157	46	5.32
Long-term borrowings	15,000	452	4.03	2,930	86	3.92
Total interest-bearing liabilities	1,203,030	22,170	2.46	1,080,859	6,861	0.85
Non-interest-bearing deposits	431,849			491,404
Other liabilities	11,273			9,896
Total liabilities	1,646,152			1,582,159
Shareholders' equity	237,037			224,273
Total liabilities and
shareholders' equity	$1,883,189			$1,806,432

Net interest income		$47,620			$51,528
Interest rate spread			2.71%			3.67%
Net interest margin (3)			3.53%			3.99%
Ratio of average interest-earning assets to average interest- bearing liabilities			149.75%			159.34%

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

	Three months ended June 30, 2024 compared to three months ended June 30, 2023 increase (decrease) due to			Nine months ended June 30, 2024 compared to nine months ended June 30, 2023 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$1,458	$1,864	$3,322	$4,944	$6,275	$11,219
Investment securities	449	(498)	(49)	187	(353)	(166)
Dividends from mutual funds, FHLB stock and other investments	32	(8)	24	80	1	81
Interest-bearing deposits in banks and CDs	165	788	953	715	(448)	267
Total net increase in income on interest-earning assets	2,104	2,146	4,250	5,926	5,475	11,401

Interest-bearing liabilities:
Savings	47	(25)	22	111	(21)	90
Money market	2,074	379	2,453	5,164	46	5,210
NOW checking	235	(163)	72	1,755	(119)	1,636
Certificates of deposit	876	1,392	2,268	3,635	4,083	7,718
Short-term FHLB borrowings	3	21	24	205	84	289
Long-term borrowings	2	62	64	3	363	366
Total net increase in expense on interest-bearing liabilities	3,237	1,666	4,903	10,873	4,436	15,309

Net decrease in net interest income	$(1,133)	$480	$(653)	$(4,947)	$1,039	$(3,908)

Provision for Credit Losses: A $244,000 provision for credit losses was recorded for the quarter ended June 30, 2024, consisting of a $264,000 provision for credit losses on loans which was primarily due to an increase in loans receivable, a $12,000 recapture of credit losses on investment securities, and an $8,000 recapture of credit losses on unfunded commitments which was primarily due to a decrease in the balance of unfunded loan commitments. A $610,000 provision for loan losses, under the prior incurred loan loss method, was recorded for the quarter ended June 30, 2023.

The Company adopted the CECL methodology as of October 1, 2023, which resulted in one-time upward adjustments to the ACL on loans of $461,000, to the ACL on investment securities of $92,000, and to the ACL on unfunded commitments of $65,000, resulting in an after-tax decrease to opening retained earnings of $488,000. Amounts reported prior to October 1, 2023 were calculated using the previous incurred loss methodology to compute our allowance for loan losses, which is not directly comparable to the ACL calculated under the CECL methodology. The provision for credit losses for the three months ended June 30, 2024 reflects assumptions related to forecasts concerning the economic environment as a result of local, national and global events. In addition, expected loss estimates consider various factors, including customer specific information, changes in risk ratings, projected delinquencies, and the impact of economic conditions on borrowers' ability to repay.

We recorded a $660,000 provision for credit losses for the nine months ended June 30, 2024, consisting of an $810,000 provision for credit losses on loans which was primarily due to an increase in loans receivable, a $20,000 recapture of credit losses on investment securities which was primarily due to maturities and principal repayments, and a $130,000 recapture of credit losses on unfunded loan commitments which was primarily due to a decrease in the amount of unfunded loan commitments. There was a $1.61 million provision for loan losses, calculated under the prior incurred loan loss method, recorded for the nine months ended June 30, 2023.

For the quarter ended June 30, 2024, net charge-offs were $36,000 compared to $1,000 for the quarter ended June 30, 2023. Non-accrual loans increased by $2.61 million, or 172.1%, to $4.12 million at June 30, 2024 from $1.51 million at September 30, 2023. At June 30, 2024, non-accrual loans increased by $2.53 million, or 159.8%, to $4.12 million from $1.59 million at June 30, 2023. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $2.57 million, or 154.3%, to $4.23 million at June 30, 2024, from $1.67 million at September 30, 2023 and increased by $2.39 million, or 129.7%, from $1.84 million one year ago.

The $314,000 balance of SBA PPP loans was omitted from the Company's allowance for credit losses calculation at June 30, 2024, as these loans are fully guaranteed by the SBA and management expects that most PPP borrowers will seek full or partial forgiveness of their loan obligations from the SBA within a short time frame, which will in turn reimburse the Bank for the amount forgiven.

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

In accordance with GAAP, acquired loans are recorded at their estimated fair value, resulting in a net discount to the loans' contractual amounts, with a portion of this discount reflecting possible credit losses. Credit discounts are included in the determination of fair value. With the adoption of CECL, purchased loans are evaluated for impairment in the same manner as the rest of the loan portfolio. The remaining fair value discount associated with acquired loans was $163,000 at June 30, 2024. This discount will continue to accrete into income as these loans continue to pay down.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income decreased by $84,000, or 2.9%, to $2.79 million for the quarter ended June 30, 2024 from $2.88 million for the quarter ended June 30, 2023. This decrease was primarily due to a $95,000 decrease in gain on sales of investment securities and a $38,000 decrease in ATM and debit card interchange transaction fees. These decreases were partially offset by a $44,000 increase in service charges on deposits.

Total non-interest income for the nine months ended June 30, 2024 decreased $12,000, or 0.2%, to $8.20 million from $8.22 million for the nine months ended June 30, 2023. This decrease was primarily due to a $95,000 decrease in gain on sales of investment securities, an $88,000 decrease in ATM and debit card interchange transaction fees, and smaller decreases in several other categories. These decreases were partially offset by a $214,000 increase in service charges on deposit accounts and smaller increases in several other categories.

Non-interest Expense:  Total non-interest expense increased by $142,000, or 1.3%, to $11.07 million for the quarter ended June 30, 2024 from $10.93 million for the quarter ended June 30, 2023. This increase was primarily due to increased expenses of $142,000 in technology and communications, $89,000 in ATM and debit card interchange transaction fees and $68,000 in salary and employee benefits, which were partially offset by a $242,000 decrease in professional fees. The efficiency ratio for the current quarter was 58.97% compared to 56.01% for the comparable quarter one year ago. The change in the efficiency ratio was due to lower total revenue coupled with slightly higher non-interest expense.

Total non-interest expense increased $278,000, or 0.9%, to $32.68 million for the nine months ended June 30, 2024 from $32.41 million for the nine months ended June 30, 2023. This increase was primarily due increased expenses of $489,000 in technology and communications, $333,000 in ATM and debit card interchange transaction fees and $130,000 in premises and equipment which were partially offset by a $571,000 decrease in professional fees.

Provision for Income Taxes: The provision for income taxes decreased by $131,000, or 7.9%, to $1.54 million for the quarter ended June 30, 2024 from $1.67 million for the quarter ended June 30, 2023. The decrease in the provision for income taxes was primarily due to lower pre-tax income. The Company's effective income tax rate was 20.6% for the quarter ended June 30, 2024 and 20.9% for the quarter ended June 30, 2023. The provision for income taxes decreased by $700,000, or 13.3%, to $4.55 million for the nine months ended June 30, 2024 from $5.25 million for the nine months ended June 30, 2023. The decrease was primarily due to lower pre-tax income. The Company's effective tax rate was 20.2% for the nine months ended June 30, 2024 compared to 20.4% for the nine months ended June 30, 2023.

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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2024, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 12.49%. The Bank maintains a credit facility with the FHLB that provides for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. At June 30, 2024, the Bank had a total of $602.28 million available for borrowings with the FHLB of which $20.00 million was outstanding. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral: Borrower-in-Custody ("BIC").  At June 30, 2024, the Bank had no outstanding balance on the BIC line, under which $83.17 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2024, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposits withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the nine months ended June 30, 2024 and 2023, the Bank originated $202.62 million and $272.54 million of loans, respectively. At June 30, 2024, the Bank had undisbursed lines of credit and commitments to extend credit totaling $132.33 million and undisbursed construction loans in process totaling $87.20 million.  Investment securities purchased during the nine months ended June 30, 2024 and 2023 totaled $38.01 million and $32.60 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the nine months ended June 30, 2024 and 2023, the Bank sold $14.92 million and $6.96 million, respectively, in loans and loan participation interests.  During the nine months ended June 30, 2024 and 2023, the Bank received $105.43 million and $130.21 million in principal repayments, respectively.

The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment, and investment securities available for sale (including equity securities) increased to $244.72 million at June 30, 2024 from $186.49 million at September 30, 2023. CDs that are scheduled to mature in less than one year from June 30, 2024 totaled $294.44 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

Based on current objectives, there are no capital expenditures projected for the remaining three months of the fiscal year ending September 30, 2024 that would materially impact liquidity. For the remainder of the 2024 fiscal year, the Bank projects that fixed commitments will include $83,000 of operating lease payments. Further, one FHLB borrowing totaling $5.00 million will mature during the fiscal year 2024. In addition, at June 30, 2024, there were other future obligations and accrued expenses of $9.21 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to is operating expenses, Timberland Bancorp is responsible for paying any dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions on the ability of the Bank to pay dividends. At June 30, 2024, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $214,000.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.24 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2024 at the rate of $0.24 per share, the average total dividend paid each quarter would be approximately $1.91 million based on the number of current outstanding shares at June 30, 2024 (which assumes no change in the number of shares).

In addition, from time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 25, 2023, the Company announced the adoption of a new stock repurchase program pursuant to which the Company may repurchase up to 404,708 shares of Company common stock, of which 192,025 shares remained available for future purchases as of June 30, 2024. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2024, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2024, to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$226,808	12.07%	$75,156	4.00%	$93,945	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	226,808	17.93	56,923	4.50	82,222	6.50
Tier 1 capital	226,808	17.93	75,897	6.00	101,197	8.00
Total capital	242,639	19.18	101,197	8.00	126,496	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At June 30, 2024, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2024, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2024 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$227,458	12.04%
Risk-based Capital Ratios:
Common equity Tier 1 capital	227,458	17.97
Tier 1 capital	227,458	17.97
Total capital	243,296	19.22

Key Financial Ratios and Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
PERFORMANCE RATIOS:
Return on average assets	1.25%	1.42%	1.27%	1.51%
Return on average equity	9.95%	11.07%	10.10%	12.17%
Net interest margin	3.53%	3.94%	3.53%	3.99%
Efficiency ratio	58.97%	56.01%	58.55%	54.24%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s 2023 Form 10-K.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended June 30, 2024:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
04/01/2024 - 04/30/2024	—	$—	—	262,025
05/01/2024 - 05/31/2024	14,371	25.68	14,371	247,654
06/01/2024 - 06/30/2024	55,629	25.13	55,629	192,025
Total	70,000	$25.24	70,000	192,025

(1) On July 25, 2023, the Company announced a stock repurchase program to purchase up to 404,708 shares of the Company's common stock. This marked the Company's 19th stock repurchase plan. The existing repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions and available liquidity. Cumulatively, since January 1998, the Company has repurchased 8,549,104 shares of its common stock at an average price of $10.30 per share.

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

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None to be reported.
b.None to be reported.
c.During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2024 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: August 7, 2024	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2024	By: /s/Marci A. Basich
Marci A. Basich
Chief Financial Officer
(Principal Financial Officer)