Form 10-K
period 2024-09-30
TIMBERLAND BANCORP INC
filed 2024-12-11
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______________to

Commission File Number:	0-23333

TIMBERLAND BANCORP, INC.
(Exact name of registrant as specified in its charter)

Washington			91-1863696
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

624 Simpson Avenue,	Hoquiam,	Washington	98550
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code:			(360)	533-4747

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	TSBK	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:	None
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1.b. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No    ☒
As of December 4, 2024, the registrant had 7,967,916 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2024, was $215.98 million (8,023,121 shares at $26.92).  For purposes of this calculation, common stock held by officers and directors of the registrant was included.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders (Part III).

TIMBERLAND BANCORP, INC.
2024 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms “we,” “us,” “our” and the “Company” refer to Timberland Bancorp, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. References to the “Bank” in this report refer to Timberland Bank, a wholly-owned subsidiary of Timberland Bancorp, Inc., and the Bank’s wholly-owned subsidiary, Timberland Service Corporation.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

•adverse impacts to economic conditions in our local markets or other markets where we have lending relationships;
•effects of employment levels, labor shortages inflation, a recession or slowed economic growth;
•changes in the interest rate environment, including the past increases and decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration of such changed levels, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of inflation and the Federal Reserve monetary policy;
•the effects of any Federal government shutdown;
•credit risks of lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses ("ACL"), and provision for credit losses;
•fluctuations in the demand for loans, the number of unsold homes, land and other properties, and real estate values in our market areas;
•secondary market conditions for loans and our ability to sell loans in the secondary market;
•results of examinations of us by regulatory authorities, including the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
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
•staffing fluctuations in response to product demand or corporate implementation strategies;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and

•other risks described elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the “2024 Form 10-K”) and in the Company's other reports filed with or furnished to the Securities and Exchange Commission.

Any of the forward-looking statements that we make in this 2024 Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2025 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's consolidated financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Bank (the "Bank").  At September 30, 2024, on a consolidated basis, the Company had total assets of $1.92 billion, net loans receivable of $1.42 billion, total deposits of $1.65 billion and total shareholders’ equity of $245.41 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corp.

The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 branches (including its main office in Hoquiam). The Bank’s deposits are insured up to applicable legal limits by the Federal Deposit Insurance Corporation (the “FDIC”). The Bank has been a member of the Federal Home Loan Bank System since 1937. The Bank is regulated by the Washington State Department of Financial Institutions - Division of Banks (the “DFI”) and the FDIC. The Company is regulated by the Federal Reserve.

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

Grays Harbor County has a population of 77,000 according to the United States ("U.S.") Census Bureau 2023 estimates and a median family income of $90,000 according to 2024 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County increased to 5.5% at September 30, 2024 from 4.8% at September 30, 2023.  The median price of a resale home in Grays Harbor County for the quarter ended September 30, 2024 increased 4.0% to $365,400 from $351,300 for the comparable prior year period.  The number of home sales decreased 13.7% for the quarter ended September 30, 2024 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located in the county.

Pierce County is the second most populous county in the state and has a population of 929,000 according to the U.S. Census Bureau 2023 estimates.  The county’s median family income is $112,300 according to 2024 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 4.5% at September 30, 2024 from 3.9% at September 30, 2023. The median price of a resale home in Pierce County for the quarter ended September 30, 2024 increased 5.7% to $576,400 from $545,200 for the comparable prior year period.  The number of home sales decreased 13.9% for the quarter ended September 30, 2024 compared to the same quarter one year earlier.  The Bank has five branches located in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 299,000 according to the U.S. Census Bureau 2023 estimates and a median family income of $116,700 according to 2024 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased to 3.8% at September 30, 2024 from 3.4% at September 30, 2023. The median price of a resale home in Thurston County for the quarter ended September 30, 2024 increased 2.4% to $528,800 from $516,300 for the same quarter one year earlier.  The number of home sales decreased 12.2% for the quarter ended September 30, 2024 compared to the same quarter one year earlier.  The Bank has six branches located in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 278,000 according to the U.S. Census Bureau 2023 estimates and a median family income of $119,700 according to 2024 HUD estimates.  The Bank has two branches located in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area increased to 3.8% at September 30, 2024 from 3.5% at September 30, 2023.  The median price of a resale home in Kitsap County for the quarter ended September 30, 2024 increased 0.3% to $554,100 from $552,700 for the same quarter one year earlier.  The number of home sales decreased 7.8% for the quarter ended September 30, 2024 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.3 million according to the U.S. Census Bureau 2023 estimates.  The Bank has one branch located in King County.  The county’s median family income is $158,700 according to 2024 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech. According to the Washington State Employment Security Department, the unemployment rate for the King County area increased to 4.2% at September 30, 2024 from 3.6% at September 30, 2023. The median price of a resale home in King County for the quarter ended September 30, 2024 increased 8.4% to $984,200 from $908,100 for the same quarter one year earlier.  The number of home sales decreased 6.1% for the quarter ended September 30, 2024 compared to the same quarter one year earlier.

Lewis County has a population of 86,000 according to the U.S. Census Bureau 2022 estimates and a median family income of $90,000 according to 2024 HUD estimates. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. According to the Washington State Employment Security Department, the unemployment rate in Lewis County increased to 4.7% at September 30, 2024 from 4.3% at September 30, 2023. The median price of a resale home in Lewis County for the quarter ended September 30, 2024 increased 3.6% to $425,800 from $410,900 for the same quarter one year earlier. The number of home sales decreased 14.4% for the quarter ended September 30, 2024 compared to the same quarter one year earlier.  The Bank has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences, multi-family properties, commercial real estate, and on raw or developed land, and the origination of construction loans, primarily for the construction of one- to four-family residences.  The Bank’s net loans receivable totaled $1.42 billion at September 30, 2024, representing 73.9% of consolidated total assets, and at that date, commercial real estate, construction (including undisbursed loans in process), multi-family and land loans were $1.03 billion, or 67.7% of total loans.  Commercial real estate, construction, multi-family, and land loans typically have higher rates of return than one- to four-family loans; however, they also present a higher degree of risk.

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 90% of its legal lending limit (which is 20% of its capital plus surplus). According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's allowance for credit losses not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2024, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $49.35 million under this policy.  At September 30, 2024, the largest amount outstanding to any one borrower and the borrower’s related entities was $42.54 million (including $5.83 million in available lines of credit), which was secured by various commercial real estate and residential properties and other business assets located primarily in King and Pierce counties, and these loans were performing according to their repayment terms at September 30, 2024.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $32.48 million (including $2.44 million of undisbursed construction loan proceeds).  These loans were secured by multi-family, one- to four-family and commercial real estate properties located primarily in Thurston County and were performing according to their repayment terms at September 30, 2024.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family (1)	$299,123	19.75%	$253,227	17.75%	$176,116	14.05%
Multi-family	177,350	11.71	127,176	8.91	95,025	7.58
Commercial	599,219	39.57	568,265	39.84	536,650	42.81
Construction - custom and owner/builder	132,101	8.72	129,699	9.09	119,240	9.51
Construction - speculative one- to four-family	11,495	0.76	17,099	1.20	12,254	0.98
Construction - commercial	29,463	1.95	51,064	3.58	40,364	3.22
Construction - multi-family	28,401	1.88	57,140	4.01	64,480	5.14
Construction - land development	17,741	1.17	18,841	1.32	19,280	1.54
Land	29,366	1.94	26,726	1.87	26,854	2.14
Total mortgage loans	1,324,259	87.45	1,249,237	87.57	1,090,263	86.97

Consumer Loans:
Home equity and second mortgage	47,913	3.16	38,281	2.68	35,187	2.81
Other	3,129	0.21	2,772	0.20	2,128	0.17
Total consumer loans	51,042	3.37	41,053	2.88	37,315	2.98

Commercial Loans:
Commercial business	138,743	9.16	135,802	9.52	125,039	9.97
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP")	260	0.02	466	0.03	1,001	0.08
Total commercial business and SBA PPP loans	139,003	9.18	136,268	9.55	126,040	10.05
Total loans receivable	1,514,304	100.00%	1,426,558	100.00%	1,253,618	100.00%

Less:
Undisbursed portion of construction loans in process	(69,878)		(103,194)		(103,168)
Deferred loan origination fees, net	(5,425)		(5,242)		(4,321)
Allowance for credit losses (2)	(17,478)		(15,817)		(13,703)
Total loans receivable, net	$1,421,523		$1,302,305		$1,132,426
___________
(1)Does not include loans held for sale of $0, $400, and $748 at September 30, 2024, 2023, and 2022, respectively.
(2)    Amounts for fiscal 2024 were calculated using the Current Expected Credit Loss (“CECL”) methodology to determine the allowance for credit losses. Amounts reported prior to October 1, 2023, were based on the previous incurred loss methodology, which is not directly comparable to the allowance for credit losses calculated under the CECL methodology.

Residential One- to Four-Family Lending.  At September 30, 2024, $299.12 million, or 19.8%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Federal Home Loan Bank of Des Moines ("FHLB").  From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated. At September 30, 2024, $121.70 million, or 40.7%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans. All the Bank’s ARM loans are retained in its loan portfolio. The Bank offers several ARM products which adjust annually or every three to five years after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%. These ARM products generally are re-priced utilizing the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.75% to 4.00%.  The Bank also offers ARM loans tied to the Wall Street Journal prime lending rate ("Prime Rate") index which typically do not have periodic or lifetime adjustment limits.  Loans tied to the Prime Rate normally have margins ranging up to 3.0%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2024, $177.42 million, or 59.3%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

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

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 85% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80%

(90% for loans originated for sale in the secondary market to Freddie Mac or the FHLB). At September 30, 2024, one one- to four-family loan of $49,000 was on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending. At September 30, 2024, $177.35 million, or 11.7%, of the Bank’s total loan portfolio was secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term FHLB borrowing, with principal and interest payments fully amortizing over terms of up to 30 years. At September 30, 2024, the Bank’s largest multi-family loan had an outstanding principal balance of $10.07 million and was secured by an apartment complex located in Pierce County. At September 30, 2024, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements. At September 30, 2024, all multi-family loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending. Commercial real estate loans totaled $599.22 million, or 39.6%, of the total loan portfolio at September 30, 2024.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years. These loans are secured by properties, such as industrial warehouses, medical/dental offices, office buildings, retail/wholesale facilities, mini-storage facilities, hotel/motels, nursing homes, restaurants, convenience stores, shopping centers and mobile home parks, generally located in the Bank’s primary market area. At September 30, 2024, the largest commercial real estate loan was secured by a medical office building in Thurston County, had a balance of $7.59 million and was performing according to its repayment terms. At September 30, 2024, six commercial real estate loans totaling $1.16 million were on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Construction Lending. The Bank currently originates two types of residential construction loans: (i) custom construction and owner/builder construction loans and (ii) speculative construction loans. The Bank believes that its lengthy experience in providing residential construction loans has enabled it to establish processing and disbursement procedures to meet the needs of its borrowers while reducing many of the risks inherent with construction lending. The Bank also originates construction loans for commercial properties, multi-family properties, and land development projects. The Bank's construction loans generally provide for the payment of interest only during the construction phase, which is billed monthly, although during the term of some construction loans, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. At September 30, 2024, the Bank's construction loans totaled $219.20 million, or 14.5% of the Bank's total loan portfolio, including undisbursed loans in process of $69.88 million. All construction loans were performing according to their repayment terms at September 30, 2024. See "Lending Activities - Non-performing Loans and Delinquencies."

At September 30, 2024 and 2023, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2024		2023
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$132,101	60.27%	$129,699	47.36%
Speculative one- to four-family	11,495	5.24	17,099	6.24
Commercial real estate	29,463	13.44	51,064	18.65
Multi-family	28,401	12.96	57,140	20.87
Land development	17,741	8.09	18,841	6.88
Total	$219,201	100.00%	$273,843	100.00%

Custom and owner/builder construction loans are originated to home owners and are typically converted to or refinanced into permanent loans at the completion of construction. The construction phase of these loans generally lasts up to 12 months with fixed interest rates typically ranging from 4.88% to 9.50% and with loan-to-value ratios of 80% (or up to 95% with PMI) of the appraised estimated value of the completed property. At the completion of construction, the loan is converted to or refinanced into either a fixed-rate mortgage loan, which conforms to secondary market standards, or an ARM loan for retention in the Bank’s portfolio. At September 30, 2024, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $2.00 million (fully disbursed) and was performing according to its repayment terms.

Speculative one- to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing with either the Bank or another lender for the finished home. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and pay real estate taxes and other carrying costs of the completed home for a significant time after the completion of construction until the home buyer is identified and a sale is consummated. Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home.  Speculative construction loans are generally originated for a term of 12 months, with current rates generally ranging from 6.50% to 10.50%, and with a loan-to-value ratio of no more than 80% of the appraised value of the completed property.  At September 30, 2024, the largest aggregate outstanding balance to one borrower for speculative one- to four-family construction loans totaled $2.38 million (including $897,000 of undisbursed loans in process) and was comprised of four loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2024, these loans amounted to $57.86 million, or 26.4%, of construction loan balances. These loans are typically secured by apartment buildings, condominiums, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area. At September 30, 2024, the largest outstanding multi-family construction loan was for $10.25 million (including $384,000 of undisbursed loans in process) secured by an apartment building project in Pierce County. At September 30, 2024, the largest outstanding commercial real estate construction loan was secured by a mini-storage facility in Snohomish County, Washington and had a balance of $5.92 million. These loans were performing according to their repayment terms at September 30, 2024.

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

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) generally with ten to 50 lots. Currently, the Bank is originating land development loans on a limited basis. Land development loans are secured by a lien on the property and typically are made for a period of two to five years with fixed or variable interest rates, with loan-to-value ratios generally not exceeding 75%. Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, in the case of a corporate borrower, the Bank also generally obtains personal guarantees from corporate principals (with ownership interests in the borrowing entity of 20% or more) and reviews their personal financial statements. Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans, because these loan funds are advanced upon the predicted future value of the developed property upon completion. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure, the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank has historically attempted to minimize this risk by generally limiting the maximum loan-to-value ratio on land and land development loans to 75% of the estimated developed value of the secured property.  At September 30, 2024 the largest land development loan was for $11.55 million for a mixed-use development, one- to four-family units and multi-family, located in Thurston County. This loan was classified as watch and was performing in accordance with its repayment terms at September 30, 2024.

Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes. Land loans originated by the Bank generally have maturities of one to ten years.  The largest land loan is secured by land in Multnomah County, Oregon, had an outstanding balance of $2.60 million and was performing according to its repayment terms at September 30, 2024. At September 30, 2024, all land loans were performing according to their repayment terms. See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Consumer loans generally carry greater risk than residential mortgage loans, especially when they are unsecured or secured by assets that depreciate quickly, such as automobiles. In such cases, repossessed collateral from a defaulted loan may not fully cover the outstanding balance due to depreciation, damage, or loss. Often, the remaining deficiency does not justify significant collection efforts beyond obtaining a deficiency judgment. Additionally, the repayment of consumer loans relies heavily on the borrower’s financial stability, making them more susceptible to disruptions caused by job loss, divorce, illness, or personal bankruptcy. Federal and state laws, including bankruptcy and insolvency regulations, can further limit recovery efforts on these loans. However, the Bank believes these risks are less pronounced in its consumer loan portfolio, as a significant portion consists of second mortgage loans and home equity lines of credit. These loans are underwritten to maintain credit risk comparable to one- to four-family residential mortgage loans. At September 30, 2024, three consumer loans totaling $618,000 were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans (including SBA PPP loans) totaled $139.00 million, or 9.18%, of the loan portfolio at September 30, 2024. Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the Prime Rate. The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $3.18 million at September 30, 2024 and was performing according to its repayment terms. At September 30, 2024, eight commercial business loans totaling $2.06 million were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

The Bank has increased commercial business loan originations made under the U.S. Small Business Administration ("SBA") 7(a) program. Loans made by the Bank under the SBA 7(a) program generally are made to small businesses to provide working capital or to provide funding for the purchase of businesses, real estate, or equipment. These loans generally are secured by a combination of assets that may include equipment, receivables, inventory, business real property, and sometimes a lien on the personal residence of the borrower. The terms of these loans vary by purpose and type of underlying collateral. The loans are primarily underwritten on the basis of the borrower's ability to service the loan from income. Under the SBA 7(a) program, the loans carry an SBA guaranty for up to 75% of the loan. Typical maturities for this type of loan vary but can be up to ten years. SBA 7(a) loans are all adjustable-rate loans based on the Prime Rate. Under the SBA 7(a) program, the Bank can sell in the secondary market the guaranteed portion of its SBA 7(a) loans and retain the related unguaranteed portion of these loans, as well as the servicing on such loans, for which it is paid a fee. The loan servicing spread is generally a minimum of 1.00% on all SBA 7(a) loans. The Bank generally offers SBA 7(a) loans within a range of $50,000 to $1.50 million.

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

Loan Maturity.  The following table sets forth certain information at September 30, 2024 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$11,075	$10,389	$85,083	$192,576	$299,123
Multi-family	8,928	28,498	139,829	95	177,350
Commercial	20,705	127,517	446,328	4,669	599,219
Construction (1)	219,201	—	—	—	219,201
Land	9,746	15,957	3,605	58	29,366
Consumer loans:
Home equity and second mortgage	5,582	9,145	32,325	861	47,913
Other	1,487	381	541	720	3,129
Commercial business	10,341	58,121	54,486	15,795	138,743
SBA PPP	—	260	—	—	260
Total	$287,065	$250,268	$762,197	$214,774	1,514,304
Less:
Undisbursed portion of construction loans in process					(69,878)
Deferred loan origination fees, net					(5,425)
Allowance for credit losses					(17,478)
Total loans receivable, net					$1,421,523

_____________
(1)    Includes $132.10 million of custom and owner/building construction/permanent loans, a portion of which may convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2024, which have fixed interest rates and floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$112,180	$175,868	$288,048
Multi-family	50,650	117,772	168,422
Commercial	215,726	362,788	578,514
Land	14,104	5,516	19,620
Consumer loans:
Home equity and second mortgage	14,195	28,136	42,331
Other	1,444	198	1,642
Commercial business	85,890	42,512	128,402
SBA PPP	260	—	260
Total	$494,449	$732,790	$1,227,239

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

Loan applications are initiated by loan officers and must be approved by an authorized loan officer, Bank underwriter, the Bank’s Loan Committees, or the Bank’s Board of Directors. The Bank’s Consumer Loan Committee consists of underwriters who can approve one- to four-family mortgage loans and other consumer loans up to the current Freddie Mac single-family limit. Loan officers may be granted individual approval authority for loans up to $250,000 on a case-by-case basis by the Bank's Chief Credit Officer or Chief Executive Officer.

Construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors. For one- to four-family construction loans meeting Freddie Mac guidelines, approval may be granted by the Regional Manager of Community Lending, the Loan Department Supervisor, or a Bank underwriter, subject to their individual or Loan Committee limits. The Bank’s Commercial Loan Committee, composed of the Bank’s Chief Executive Officer, Chief Credit Officer, Chief Lending Officer, and a commercial underwriter may approve commercial real estate and business loans up to $3.00 million.

The Bank’s Chief Executive Officer, Chief Credit Officer, and Chief Lending Officer have individual authority to approve loans up to $750,000. The Bank’s Board Loan Committee, which includes one permanent non-employee Director, one rotating non-employee Director, and the Bank’s Chief Executive Officer, may approve loans up to $5.00 million. Loans exceeding $5.00 million, as well as loans of any amount that cause a single borrower’s total loans to exceed $5.00 million, must be approved by the Bank’s Board of Directors.

Loan Originations, Purchases and Sales.  During the years ended September 30, 2024, 2023 and 2022, the Bank’s total gross loan originations were $251.44 million, $361.79 million and $572.46 million, respectively. Periodically, the Bank purchases loan participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other banks. These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud. During the years ended September 30, 2024, 2023 and 2022, the Bank did not purchase any loan participation interests.

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed-rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives. The Bank also sells the guaranteed portion of some of its SBA 7(a) loans in the secondary market.  Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2024, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $370.56 million.

The Bank also periodically sells participation interests in construction loans, commercial real estate loans, multi-family and commercial business loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or concentrations to a particular borrower and to generate fee income. During the year ended September 30, 2024, the Bank sold loan participation interests of $5.80 million. The Bank did not sell loan participation interests during the year ended September 30, 2023. During the year ended September 30, 2022, the Bank sold loan participation interests of $14.39 million.

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

	Year Ended September 30,
	2024	2023	2022
Loans originated:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$30,131	$45,825	$123,149
Multi-family	13,287	11,158	8,647
Commercial	26,836	70,117	127,951
Construction	122,939	174,914	204,911
Land	10,843	7,144	19,281
Consumer	20,647	24,160	27,350
Commercial business loans	26,755	28,470	61,174
Total loans originated	251,438	361,788	572,463

Loans and loan participations purchased:
Total loans purchased	—	—	—
Total loans originated, acquired and purchased	251,438	361,788	572,463
Loans sold:
Loan participation interests sold	(5,800)	—	(14,389)
Whole loans sold	(14,746)	(11,538)	(59,115)
Total loans sold	(20,546)	(11,538)	(73,504)

Loan principal repayments	(142,783)	(177,310)	(324,233)
Other items, net	31,109	(3,061)	(10,754)
Net increase in loans receivable	$119,218	$169,879	$163,972

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank is generally up to 2.0% of the loan amount.

Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized net deferred loan origination fees totaled $5.43 million at September 30, 2024.

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

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

	At September 30,
	2024	2023	2022
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$49	$368	$388
Commercial	1,158	683	657
Land	—	—	450
Consumer loans	618	177	255
Commercial business loans	2,060	286	309
Total	3,885	1,514	2,059

Accruing loans which are contractually past due 90 days or more	—	—	—
Total of non-accrual and 90 days or more past due loans	3,885	1,514	2,059

Non-accrual investment securities	51	82	106

Total non-performing assets (2)	$3,936	$1,596	$2,165

Troubled debt restructured loans on accrual status (3)	N/A	$2,495	$2,472

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (4)	0.27%	0.11%	0.18%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.20%	0.08%	0.11%

Non-performing assets as a percentage of total assets	0.20%	0.09%	0.12%

Loans receivable, net (4)	$1,439,001	$1,318,122	$1,146,129
Total assets	$1,923,475	$1,839,905	$1,860,508
_______________
(1)Includes non-accrual one- to four-family properties in the process of foreclosure totaling $0, $0, and $0 as of September 30, 2024, 2023, and 2022, respectively.
(2)    For the years ended September 30, 2023 and 2022, does not include troubled debt restructured loans on accrual status.
(3)For the years ended September 30, 2023 and 2022 does not include troubled debt restructured loans totaling $0, and $142 recorded as non-accrual.
(4)    Loans receivable, net for purposes of this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the ACL.

The Bank’s non-accrual loans increased by $2.37 million to $3.89 million at September 30, 2024 from $1.51 million at September 30, 2023, as a result of increases in non-accrual loans of $1.77 million in commercial business loans, $475,000 in commercial real estate loans and $441,000 in consumer loans, partially offset by a $319,000 decrease in one- to four-family mortgage loans on non-accrual status. A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.”

Other Real Estate Owned and Other Repossessed Assets. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.

Restructured Loans.  On October 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (ASU 2016-13). This ASU eliminated the accounting guidance for troubled debt restructured loans ("TDR") for creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. No loans to borrowers experiencing financial difficulty were modified in the years ended September 30, 2024 and 2023. The Bank had TDRs at September 30, 2023 and 2022 totaling $2.50 million and $2.61 million, none of which were on non-accrual status. None of the ACL was allocated to TDRs at September 30, 2023 or 2022.

Non-accrual Loans. The Bank considers all circumstances regarding the loan and borrower on an individual basis when determining whether a loan should remain on non-accrual status, such as the financial strength of the borrower, the collateral value, reasons for delay, payment record, the amount past due and the number of days past due. At September 30, 2024, the Bank had $3.89 million in non-accrual loans. For additional information on non-accrual loans, see "Note 1 - Summary of Significant Accounting Policies" and "Note 4 - Loans Receivable and Allowance for Credit Losses" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Asset Classification.  Applicable regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss.  Substandard loans are classified as those loans that are inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. If the weakness or weaknesses are not corrected, there is the distinct possibility that some loss will be sustained.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. When the Bank classifies problem assets as either substandard or doubtful, it is required to establish an ACL in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with problem assets.  When the Bank classifies problem assets as loss, it charges off the balance of the asset against the ACL. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated by the Bank as special mention.  Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. The Bank’s determination of the classification of its assets and the amount of its valuation allowances is subject to review by the FDIC and the DFI which can require a different classification and the establishment of additional loss allowances.

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and the ACL at the dates indicated, were as follows:

	At September 30,
	2024	2023	2022
	(Dollars in thousands)
Loss	$—	$—	$—
Doubtful	202	—	—
Substandard (1)	8,435	6,386	7,387
Special mention	4,401	—	237
Total classified and special mention loans	$13,038	$6,386	$7,624
Allowance for credit losses	$17,478	$15,817	$13,703
_____________
(1)Includes non-performing loans.

Loans classified as substandard increased by $2.05 million to $8.44 million at September 30, 2024 from $6.39 million at September 30, 2023. At September 30, 2024, 22 loans were classified as substandard. Of the $8.44 million in loans classified as substandard at September 30, 2024, $3.68 million were on non-accrual status. The largest loan classified as substandard at September 30, 2024 had a balance of $4.62 million and was secured by a commercial real estate property in King County. This loan was not on non-accrual status at September 30, 2024, as the loan was making payments in accordance with its repayment terms and was adequately collateralized. This loan was paid in full on December 2, 2024. The next largest loan classified as substandard at September 30, 2024 had a balance of $1.19 million and was secured by a commercial real estate property in Snohomish County. This loan was on non-accrual status at September 30, 2024 and has a 75% guarantee from the SBA. One commercial business loan of $202,000 was classified as doubtful at September 30, 2024. Timberland has charged off the unguaranteed portion of this loan and the remaining $202,000 balance represents the amount that is expected to be covered by the SBA guarantee. There were no loans classified as doubtful at September 30, 2023 and 2022. Two commercial real estate loans were classified as special mention at September 30, 2024 and were performing according to repayment terms. There were no loans classified as special mention at September 30, 2023 and 2022.

Allowance for Credit Losses.  The ACL is maintained to absorb expected losses inherent in the loan portfolio. The Bank adopted the new accounting standard for the ACL, commonly referred to current expected credit losses ("CECL") methodology, as of October 1, 2023. The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. For loans that do not share similar risk characteristics and cannot be evaluated on a collective basis, the Company will evaluate the loan individually. The Bank estimates the expected credit losses over the loans' contractual terms, adjusted for expected prepayments. Management has adopted the discounted cash flow ('DCF") methodology for all loan segments.

Management's evaluation of the ACL is based on ongoing assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company's historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of the business cycle, a detailed analysis of individually evaluated loans and other factors as deemed appropriate. Management also assesses the risk related to reasonable and supportable forecasts that are used. These factors are evaluated at least quarterly. Loss rates used by the Bank are affected as changes in these factors increase or decrease.

In originating loans, the Bank recognizes that losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan, general economic conditions and, in the case of a secured loan, the quality of the security for the loan. The Bank increases its ACL by charging provisions for credit losses against the Bank's operating income.

The Board of Directors reviews the adequacy of the ACL at least quarterly based on management's assessment of current economic conditions, past loss and collection experience, and risk characteristics of the loan portfolio.

The Bank’s ACL as a percentage of total loans receivable and as a percentage of non-performing loans was 1.21% and 449.88%, at September 30, 2024 and 1.20% and 1,044.72%, at September 30, 2023, respectively. The $260,000 and $466,000 of SBA PPP loans were omitted from the foregoing percentages at September 30, 2024 and 2023, respectively, as these loans are fully guaranteed by the SBA.
Based on its comprehensive analysis, management believes that the amount maintained in the ACL is adequate to absorb expected losses inherent in the portfolio. Although management believes that it uses the best information available to make its determinations, future adjustments to the ACL may be necessary, and results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

While the Bank believes that it has established its existing ACL in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its ACL.  In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing ACL is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate.  A further decline in national and local economic conditions, as a result of the effects of inflation, a recession or slowing economic growth, among other factors could result in a material increase in the ACL which may adversely affect the Company's financial condition and results of operations.

For further explanation of the CECL model, ACL calculation and the effects of adoption of the new accounting standard see "Note 1 - Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Credit Ratios

The following table sets forth the ratios between the ACL, non-accrual loans and total loans at the dates indicated:

	At September 30,
	2024	2023	2022
	(Dollars in thousands)
ACL (1)	$17,478	$15,817	$13,703
Non-accrual loans	$3,885	$1,514	$2,059
Loans receivable, net (2)	$1,439,001	$1,318,122	$1,146,129
ACL to loans receivable, net	1.21%	1.20%	1.20%
Non-accrual loans to loans receivable, net	0.27%	0.11%	0.18%
ACL to non-accrual loans	449.88%	1044.72%	665.52%
________________________________
(1)Amounts for fiscal 2024 were calculated using the CECL methodology to determine the allowance for credit losses. Amounts reported prior to October 1, 2023, were based on the previous incurred loss methodology, which is not directly comparable to the allowance for credit losses calculated under the CECL methodology.
(2)Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and net deferred loan origination fees and does not include the deduction for the ACL/allowance for loan losses.

The following table sets forth the ACL by loan category at the dates indicated:

	At September 30,
	2024		2023		2022
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$2,632	19.75%	$2,417	17.75%	$1,658	14.05%
Multi-family	1,308	11.71	1,156	8.91	855	7.58
Commercial	6,934	39.57	7,209	39.84	6,682	42.81
Construction - custom and owner/builder	1,328	8.72	750	9.09	675	9.51
Construction - speculative one- to four-family	128	0.76	148	1.20	130	0.98
Construction - commercial	537	1.95	316	3.58	343	3.22
Construction - multi-family	456	1.88	602	4.01	447	5.14
Construction - land development	335	1.17	274	1.32	233	1.54
Land	793	1.94	406	1.87	397	2.14
Non-mortgage loans:
Consumer loans	387	3.37	572	2.88	482	2.98
Commercial business loans	2,640	9.18	1,967	9.55	1,801	10.05
Total allowance for credit losses (1)	$17,478	100.00%	$15,817	100.00%	$13,703	100.00%

________________________________
(1)    Amounts for fiscal 2024 were calculated using the CECL methodology to determine the allowance for credit losses.
    Amounts reported prior to October 1, 2023, were based on the previous incurred loss methodology, which is not directly comparable to the allowance for credit losses calculated under the CECL methodology.

Analysis of ACL

The table below sets forth the ratio of net charge-offs during the period to average loans outstanding during the period:

	September 30,
	2024				2023					2022
	(Net Charge-offs) Recoveries		Average Loans	(Net Charge-Offs) Recoveries to Average Loans	(Net Charge-offs) Recoveries		Average Loans	(Net Charge-Offs) Recoveries to Average Loans		(Net Charge-offs) Recoveries	Average Loans	(Net Charge-Offs) Recoveries to Average Loans
	(Dollars in thousands)
Mortgage Loans:
One- to four-family	$43		$276,864	0.02%	$—		$215,854	—%		$—	$140,516	—%
Multi-family	—		162,071	—	—		104,926	—		—	88,469	—
Commercial	—		581,912	—	—		547,924	—		—	513,152	—
Construction	—		130,202	—	—		151,149	—		—	131,960	—
Land	—		45,984	—	—		39,147	—		—	31,034	—
Total mortgage loans	43		1,197,033	0.02	—		1,059,000	—		—	905,131	—

Consumer Loans:
Home equity	—		42,324	—	—		37,550	—		—	33,418	—
Other	(9)		3,005	(0.30)	(3)		2,434	(0.12)		(9)	2,369	(0.38)
Total consumer loans	(9)	(9)	45,329	(0.30)	(3)	(3,000)	39,984	(0.12)	-0.0012	(9)	35,787	(0.38)

Commercial Loans:
Commercial business	(88)		137,167	(0.06)	(15)		131,117	(0.01)		(27)	114,717	(0.02)
Total	$(54)		$1,379,529	—%	$(18)		$1,230,101	—%		$(36)	$1,055,635	—%

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

The investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of of income tax. At September 30, 2024, the Bank’s investment portfolio totaled $244.35 million, consisting of $92.31 million of U.S. government agency securities held to maturity, $77.96 million of mortgage-backed securities held to maturity, $1.33 million of municipal securities held to maturity, $495,000 of bank issued trust preferred securities held to maturity, $3.94 million of U.S. government agency securities available for sale and $68.32 million of mortgage-backed securities available for sale. The Bank does not maintain a trading account for any investments. This compares with a total investment portfolio of $311.99 million at September 30, 2023, consisting of $171.63 million of U.S. government agency securities held to maturity, $96.31 million of mortgage-backed securities held to maturity, $1.79 million of municipal securities held to maturity, $500,000 of bank issued trust preferred securities held to maturity and $41.77 million of mortgage-backed securities available for sale.

The following table sets forth the maturities and weighted average yields of the investment securities in the Bank's portfolio at September 30, 2024.  The weighted average yields were calculated by multiplying each carrying value by its yield and dividing the sum of these results by the total carrying values.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
	(Dollars in thousands)
Held to Maturity:
U.S. Treasury and U.S. government agency securities (1)	$23,106	1.27%	$69,301	1.60%	$—	—%	$—	—%
Mortgage-backed securities (1)	4,366	5.74	11,309	4.08	750	3.97	61,535	4.02
Municipal securities (1)	—	—	1,230	3.44	—	—	—	—
Bank issued trust preferred securities (1)	—	—	—	—	500	4.75	—	—

Available for Sale:
U.S. Treasury and U.S. government agency securities (1)	3,939	4.62%	—	—	—	—	—	—
Mortgage-backed securities (1)	—		2,130	5.96	5,144	5.96	61,044	5.25
Total portfolio (1)	$31,411	2.31%	$83,970	2.80%	$6,394	5.63%	$122,579	4.63%
________________________________
(1)Held to maturity investment securities are shown at amortized cost and available for sale investment securities are shown at estimated fair market value.
(2)The weighted average yields are calculated by multiplying each amortized cost value by its yield and dividing the sum of these results by the total amortized cost values. Yields on tax-exempt investments are not calculated on a fully tax equivalent basis.

For additional information regarding investment securities, see “Item 1A. Risk Factors – Our investment securities portfolio may be negatively impacted by fluctuations in market value and interest rates and result in losses” and "Note 3-Investment Securities" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

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

Deposit Accounts.  Substantially all the Bank's depositors are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates, profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs. The Bank also has checking accounts owned by businesses associated with the marijuana (or Initiative-502) industry in Washington State. It is generally permissible in Washington State to handle accounts associated with this industry in compliance with federal regulatory guidelines. At September 30, 2024, the Bank had $17.76 million, or 1.1% of total deposits, from businesses associated with the marijuana industry. See "Item 1A. Risk Factors" - We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

At September 30, 2024, the Bank had $113.58 million of jumbo certificates of deposit of $250,000 or more. The Bank had $62.80 million in reciprocal negotiable order of withdrawal ("NOW") checking deposits and $30.67 million in reciprocal money market deposits at September 30, 2024. At September 30, 2024, the Bank had $48.76 million in brokered certificates of deposit. The Bank believes that its jumbo certificates of deposit, which represented 6.9% of total deposits at September 30, 2024, present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2024:

Deposit Category	Amount	Percentage of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$413,116	25.07%
NOW	333,329	20.23
Savings	205,993	12.50
Money market	326,922	19.84
Subtotal	1,279,360	77.64

Certificates of Deposit (1)

Maturing within 1 year	313,823	19.05
Maturing after 1 year but within 2 years	24,644	1.50
Maturing after 2 years but within 5 years	29,208	1.77
Maturing after 5 years	633	0.04
Total certificates of deposit	368,308	22.36
Total deposits	$1,647,668	100.00%
______________________
(1)Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2024.  Jumbo certificates of deposit have principal balances of $250,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$44,088
Over three through six months	49,515
Over six through twelve months	16,789
Over twelve months	3,187
Total	$113,579

As of September 30, 2024, 2023 and 2022 approximately $471.08 million, $407.61 million and $122.69 million, respectively, of the Bank’s deposit portfolio was uninsured. These amounts are estimates based on methodologies and assumptions used for regulatory reporting purposes. The Bank is an approved public funds deposit institution in Washington, where applicable laws require public funds to be secured by qualified investment securities. As of September 30, 2024, $177.40 million of the Bank's uninsured deposits were public funds, all of which were fully secured by qualified investment securities.

The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30, 2024 (dollars in thousands).

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$20,881
Over three through six months	34,015
Over six through twelve months	8,789
Over twelve months	1,437
Total	$65,122

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated:

	At September 30,
	2024			2023			2022
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$413,116	25.07%	$(42,748)	$455,864	29.21%	$(74,194)	$530,058	32.48%
NOW checking	333,329	20.23	(53,401)	386,730	24.78	(61,049)	447,779	27.43
Savings	205,993	12.50	(22,373)	228,366	14.63	(54,853)	283,219	17.35
Money market	326,922	19.84	137,047	189,875	12.16	(58,661)	248,536	15.23
Certificates of deposit which mature:
Within 1 year	313,823	19.05	62,086	251,737	16.13	175,426	76,311	4.68
After 1 year, but within 2 years	24,644	1.50	6,324	18,320	1.17	(4,394)	22,714	1.39
After 2 years, but within 5 years	29,208	1.77	(821)	30,029	1.92	6,540	23,489	1.44
Certificates maturing thereafter	633	0.04	619	14	—	(56)	70	—
Total	$1,647,668	100.00%	$86,733	$1,560,935	100.00%	$(71,241)	$1,632,176	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

	At September 30,
	2024	2023	2022
	(Dollars in thousands)
0.00 - 1.99%	$7,088	$16,677	$101,070
2.00 - 3.99%	75,091	92,698	21,254
4.00 - 5.99%	286,129	190,725	260
Total	$368,308	$300,100	$122,584

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit by rate at September 30, 2024:

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(Dollars in thousands)
0.00 - 1.99%	$2,907	$2,280	$1,901	$—	$7,088
2.00 - 3.99%	61,252	8,332	5,507	—	75,091
4.00 - 5.99%	249,664	14,032	21,800	633	286,129
Total	$313,823	$24,644	$29,208	$633	$368,308

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the years indicated:

	Year Ended September 30,
	2024	2023	2022
	(Dollars in thousands)
Beginning balance	$1,560,935	$1,632,176	$1,570,555
Net deposits (withdrawals) before interest credited	57,074	(82,543)	58,965
Interest credited	29,659	11,302	2,656
Net increase (decrease) in deposits	86,733	(71,241)	61,621
Ending balance	$1,647,668	$1,560,935	$1,632,176

For additional information regarding our deposits, see "Note 10 - Deposits" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Borrowings. The Bank may use borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Borrowings are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2024, the Bank maintained a credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount to 45% of the Bank’s total assets, limited by available collateral, under which long-term borrowings totaling $20.00 million and no short-term borrowings were outstanding at September 30, 2024. The Bank maintains one short-term borrowing line with the FRB with total credit based on eligible collateral. At September 30, 2024, the Bank had no outstanding balance on this line, with $86.63 million available for future borrowings. A short-term borrowing line of credit of $50.00 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2024.

For additional information regarding our borrowings, see "Note 11 - FHLB Borrowings and Other Borrowings" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2024, the cash surrender value of bank owned life insurance (“BOLI”) was $23.61 million.

How We Are Regulated

General.  As a bank holding company, Timberland Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. Timberland Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws. As a state-chartered savings bank, the Bank is subject to regulation and oversight by the DFI and the applicable provisions of Washington law and regulations of the DFI adopted thereunder. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve. State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  Under state law, savings banks in Washington also generally have all the powers that federal savings banks have under federal laws and regulations. The Bank is subject to periodic examination and reporting requirements by and of the DFI and the FDIC.

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

Regulation of the Bank

The Bank, as a state-chartered savings bank, is subject to regulation and oversight by the FDIC and the DFI extending to all aspects of its operations.

Insurance of Accounts and Regulation by the FDIC. The Bank’s deposits are insured up to $250,000 per separately insured deposit ownership right or category by the Deposit Insurance Fund (‘DIF”) of the FDIC. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. The FDIC assesses deposit insurance premiums quarterly on each FDIC-insured institution applied to its deposit base, which is their average consolidated total assets minus its Tier 1 capital. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Total base assessment rates currently range from 2.5 to 32 basis points subject to certain adjustments.

In October 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023 (January 1, 2023 through March 31, 2023). The FDIC, as required under the Federal Deposit Insurance Act, established a plan in September 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. This plan did not include an increase in the deposit insurance assessment rate. Based on the FDIC’s recent projections, however, the FDIC determined that the DIF reserve ratio is at risk of not reaching the statutory minimum by the statutory deadline of September 30, 2028 without increasing the deposit insurance assessment rates. The increased assessment would improve the likelihood that the DIF reserve ratio would reach the required minimum by the statutory deadline, consistent with the FDIC’s Amended Restoration Plan. The FDIC also concurrently maintained the Designated Reserve Ratio (“DRR”) for the DIF at 2% for 2024 and will maintain it at that level for 2025. The revised assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2% to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of greater than 8% requires the institution to comply with the generally applicable capital requirements. The Bank has not elected to use the CBLR framework as of September 30, 2024.

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

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital ratios to avoid limitations on paying dividends, repurchasing shares and paying certain discretionary bonuses. At September 30, 2024, the Bank met the requirements to be "well capitalized," and the Bank's CET1 capital exceeded the required conservation buffer.

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

At September 30, 2024, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" above and "Note 17 - Regulatory Matters" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

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

As a member, the Bank is required to purchase and maintain stock in the FHLB based on the Bank's asset size and level of borrowings from the FHLB. At September 30, 2024, the Bank had $2.04 million in FHLB stock, which was in compliance with this requirement. The FHLB pays dividends quarterly, and the Bank received $158,000 in dividends during the year ended September 30, 2024.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending, has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

•Total reported loans for construction, land development and other land represent 100% or more of the bank’s total regulatory capital; or

•Total commercial real estate loans (as defined in the guidance) represent 300% or more of the bank’s total regulatory capital and the outstanding balance of the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of September 30, 2024, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 72.42% of regulatory capital. In addition, at September 30, 2024 the Bank’s loans on commercial real estate, as defined by the FDIC, were 290.74% of regulatory capital.

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

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. The Federal Reserve reduced reserve requirement ratios to zero percent effective on March 26, 2020. At September 30, 2024, the reserve requirement of zero percent was still in place.

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

Dividends.  Dividends from the Bank constitute the major source of funds available for dividends which may be paid to Company shareholders. The amount of dividends payable by the Bank to the Company depends upon the Bank's earnings and capital position, and is limited by federal and state laws, regulations and policies. According to Washington law, the Bank may not declare or pay a cash dividend on its capital stock if it would cause its net worth to be reduced below (i) the amount required for liquidation accounts or (ii) the net worth requirements, if any, imposed by the Director of the DFI. In addition, dividends on the Bank's capital stock may not be paid in an aggregate amount greater than the aggregate retained earnings of the Bank, without the approval of the Director of the DFI. Dividends payable by the Bank can be limited or prohibited if the Bank does not meet the capital conservation buffer requirement.

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

Anti-Money Laundering, Bank Secrecy and Customer Identification. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (USA Patriot Act) was signed into law on October 26, 2001. The USA PATRIOT Act and the Bank Secrecy Act requires financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts, and, effective in 2018, the beneficial owners of accounts. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on Bank Holding Company Act and Bank Merger Act applications.

Privacy Standards and Cybersecurity. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 modernized the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. These regulations require the Bank to disclose its privacy policy, including informing consumers of its information sharing practices and informing consumers of their rights to opt out of certain practices. In addition, Washington and other federal and state cybersecurity and data privacy laws and regulations may expose the Bank to risk and result in certain risk management costs. In addition, on November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022. Non-compliance with federal or similar state privacy and cybersecurity laws and regulations could lead to substantial regulatory imposed fines and penalties, damages from private causes of action and/or reputational harm. Please see "Item 1C. Cybersecurity".

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

Other Consumer Protection Laws and Regulations.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") established the CFPB as an independent bureau of the Federal Reserve with responsibility for the implementation of federal financial consumer protection and fair lending laws and regulations. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution, is generally subject to supervision and enforcement by the FDIC and DFI with respect to its compliance with federal and state consumer financial protection laws and regulations.

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

Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3.0 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. At the time of this change, Timberland Bancorp, Inc. was considered “well capitalized” as defined for a bank holding company with a total risk-based capital ratio of 10.0% or more and a Tier 1 risk-based capital ratio of 8.0% or more, and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2024, the Company would have exceeded all regulatory requirements.

For additional information, see "Note 17 - Regulatory Matters" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

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

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2020.

For additional information regarding our federal income taxes, see "Note 13-Income Taxes" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts at September 30, 2024. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

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

Employees and Human Capital Resources

In line with our dedication to transparency and excellence, we are pleased to present an overview of the Company’s human capital strategies and achievements. Our emphasis on nurturing a dynamic, engaged, and resilient workforce remains central to our success. Our efforts reflect our commitment to fostering a robust and engaged workforce, highlighting our focus on talent, well-being, development, and strategic alignment. We are proud of the progress made in enhancing our human capital, recognizing it as a fundamental driver of the Company’s sustained growth. These initiatives collectively underscore our commitment to fostering a workforce deeply connected to the needs and values of our community. We are dedicated to continued growth, guided by the principles of service, integrity, and community stewardship.

Workforce Representation. As of September 30, 2024, the Company had 274 full-time employees and 14 part-time and on-call employees. The employees are not represented by a collective bargaining unit, and the Company believes that its relationship with its employees is positive. We recognize that our ability to attract and retain employees is a key to our success, and we strive to offer competitive salaries and benefits while staying aligned with market standards. The average tenure among employees was seven years at September 30, 2024, with women representing 76% of the workforce and holding 76% of management roles, including supervisors, managers, and executive leaders. Management tenure averaged 12.7 years. The workforce's ethnic composition was 76% White, 9% Hispanic or Latinx, 4% Asian, 5% two or more races, 3% Native Hawaiian or Pacific Islander, 2% American Indian or Alaska Native, and 1% African American or Black. The Company's Board of Directors is comprised of the Company's Chief Executive Officer and seven non-employee directors, four of whom identify as female and one as a member of a minority community.

Talent Acquisition and Attrition. Our strategic talent acquisition efforts have strengthened our workforce by bringing in diverse skill sets aligned with our goals. We remain focused on managing attrition and fostering a retention-driven culture by working closely with leaders to maintain stability within our teams. Our recruitment strategy prioritizes hiring local talent, enhancing our teams with individuals who have strong connections to the communities we serve. To promote diversity, we continue to refine our approach by advertising open positions on platforms that reach diverse audiences. We are committed to a fair and equitable hiring process, ensuring all roles are posted both internally and externally.

Diversity, Equity, and Inclusion (“DEI”). The Company values the unique identities, perspectives, and contributions of its employees. To support this, the Company implemented a formal program designed to create an inclusive environment that ensures equitable access to growth and development opportunities while building a workforce that reflects the communities we serve. This program is overseen by our Human Resources Director and focuses on education, training, recruitment, and hiring practices. Key initiatives include unconscious bias training for hiring managers, DEI online training for all employees, and the introduction of an Employee Resource Group. These efforts aim to promote equity, fairness, and inclusivity across the organization, fostering meaningful employee engagement.

Benefits. The Company provides competitive and comprehensive benefits to its employees. We are committed to maintaining a safe and healthy workplace, implementing proactive measures to protect our team. Benefit programs available to eligible employees may include 401(k) savings plan, employee stock ownership plan, health and life insurance, health savings accounts and flexible spending accounts, employee assistance program, paid holidays, paid time off, paid volunteer time, paid time off for the employee’s birthday and other leave as applicable. To further promote wellness, we provide initiatives through DEI programs and benefits administration that emphasize self-care, nutrition, work-life balance, and financial education. This sustained focus on health and safety reflects our dedication to fostering a secure and supportive work environment.

Total Rewards (Compensation and Benefits). We are committed to offering competitive and equitable total rewards packages that recognize and reinforce the dedication and contributions of our employees. Our total rewards program reflects this commitment through transparent wage and benefit information for posted positions, a 401(k) plan, an employee stock ownership plan, healthcare and insurance benefits, profit sharing for eligible employees, annual merit-based performance increases, organizational celebrations, wellness campaigns, recognition events, and opportunities for career development within the organization.

Employee Engagement and Training. Our community-focused approach has significantly boosted employee engagement, fostering a strong sense of belonging and purpose. The Company’s strategy is to create long term, productive relationships with employees by supporting their developmental growth. To this end, we provide continuous training opportunities throughout their careers using a variety of methods, including third-party resources, in-house programs, and computer-based training. Managers and supervisors participate in monthly training sessions on topics such as performance coaching and employee development, which are designed and delivered in-house and offered virtually. To further support career development, employees are encouraged to shadow and observe other areas of the Company.

All employees receive semi-annual performance reviews, and new employees undergo a formal 90-day assessment at the end of their probationary period. Additionally, we conduct an annual Employee Survey to gather feedback, with results informing ongoing engagement strategies.

The Company’s culture is built on values of integrity, honesty, hard work, and community. Employees are encouraged to share their ideas and are supported in their professional growth and contributions to the organization. To attract new talent, the Company offers an employee referral incentive. We also reward employees for performance, tenure, process improvements, and efficiencies. Vacation leave accruals increase with length of service, recognizing employees' commitment to the Company.

Talent Development and Succession Planning. The Company recognizes that the skills and knowledge of its employees are critical to the success of the organization and actively supports training and continuing education as an ongoing priority. The Company’s compliance training program provides annual courses to ensure employees and officers are well-versed in the rules and regulations applicable to their jobs. For certain positions, additional training and testing programs are available to enhance skills and recognize mastery within those positions. Employees are encouraged to attend external education opportunities in the form of training, conferences, and networking events. The Company’s comprehensive talent development programs are tailored to meet the unique needs of our employees, fostering growth that aligns with our core values. Succession planning and targeted training initiatives further support a pipeline of capable individuals ready to lead the Company into the future.

Volunteerism. The Company embraces social responsibility, with our workforce actively participating in volunteer initiatives that make a positive impact on our communities. Volunteerism remains a cornerstone of our culture, reflecting our commitment to giving back. To support this, eligible employees are provided with 20 hours of paid time annually to volunteer with non-profit organizations within the Company’s geographic footprint, directly benefiting the communities we serve.

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank:

Executive Officers of the Company and Bank

	Age at September 30, 2024	Position
Name		Company	Bank
Dean J. Brydon	57	Chief Executive Officer	Chief Executive Officer

Jonathan A. Fischer	50	President, Chief Operating Officer and Secretary	President, Chief Operating Officer and Secretary

Marci A. Basich	55	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer

Matthew J. DeBord	44	Executive Vice President and Chief Lending Officer	Executive Vice President and Chief Lending Officer

Todd W. Van Cise	53	Executive Vice President and Chief Credit Officer	Executive Vice President and Chief Credit Officer

Breanne D. Antich	41	Executive Vice President and Chief Technology Officer	Executive Vice President and Chief Technology Officer

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

Matthew J. DeBord has been affiliated with the Bank since 2012 and was promoted to Executive Vice President and Chief Lending Officer on April 1, 2023. Prior to being promoted to Chief Lending Officer, Mr. DeBord served as a Commercial Loan Officer and Commercial Lending Team Leader. Prior to joining the Bank, Mr. DeBord was employed by a national bank as a Commercial Resolution Officer from January 2010 to December 2012. Mr. DeBord was a Vice President and Portfolio Manager with a local Savings Bank from April 2006 to January 2010 and was employed by the DFI as a Financial Examiner from June of 2003 to April 2006.

Todd W. Van Cise has been affiliated with the Bank since 2012 and has served as Chief Credit Officer since January 2024. Prior to that he had served as a Commercial Lending Team Leader.

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

Substantially all our loans are to businesses and individuals in the state of Washington. Recessionary conditions or adverse economic conditions in our local market areas of Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties Washington, which we consider to be our primary market area, may reduce our rate of growth, affect our customers' ability to repay loans and adversely impact our business, financial condition, and results of operations. General economic conditions, including inflation, unemployment and money supply fluctuations, also may adversely affect our profitability. Weakness in the global economy and global supply chain issues have adversely affected many businesses operating in our markets that are dependent upon international trade. Changes in agreements or relationships between the United States and other countries may further impact these businesses and, by extension, our operations.

A deterioration in economic conditions in the market areas we serve as a result of inflation, a recession, war, geopolitical conflicts, adverse weather or other factors could result in the following consequences, any of which could have a materially adverse impact on our business, financial condition and results of operations:

•loan delinquencies, problem assets and foreclosures may increase;
•we may increase our ACL;
•the sale of foreclosed assets may slow;
•demand for our products and services may decline possibly resulting in a decrease in our total loans, total deposits, or assets;
•collateral for loans made may decline in value, exposing us to increased risk loans, reducing customers’ borrowing power, and reducing the value of assets and collateral associated with existing loans;
•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us; and
•reduction in our low-cost or noninterest-bearing deposits.

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

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. Inflation has risen sharply since the end of 2021 and throughout 2022 at levels not seen for over 40 years. Inflationary pressures dissipated throughout fiscal 2024, with the annual inflation rate in the United States decreasing to 2.4% during September 2024 from its high of 7.0% in December 2021, as reported by the U.S. Bureau of Labor Statistics. Small to medium-sized businesses may be impacted more during periods of high inflation as they are not able to leverage economies of scale to mitigate cost pressures compared to larger businesses. Consequently, the ability of our business customers to repay their loans may deteriorate, which would adversely impact our results of operations and financial condition. Furthermore, a prolonged period of inflation could cause wages and other costs to the Company to increase, which could adversely affect our results of operations and financial condition. Virtually all our assets and liabilities are monetary in nature. As a result, interest rates tend to have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Risks Related to our Lending Activities

Our real estate construction and land loans expose us to significant risks.

We specialize in real estate construction loans for individuals and builders, mainly focusing on residential property development. Our loans are initiated regardless of whether the property used as collateral is under a sales contract. As of September 30, 2024, our construction loans totaled $219.20 million, comprising 14.5% of our overall loan portfolio. These were allocated as follows: $172.00 million for residential real estate projects, $29.46 million for commercial projects, and $17.74 million for land development. Notably, approximately $132.10 million of our residential construction loans are structured to convert into permanent loans upon construction completion.

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

Misjudging a project's value could leave us with inadequate security and potential losses upon completion. Actively monitoring construction loans, involving cost comparisons and on-site inspections, adds complexity and cost. Market interest rate hikes also might significantly impact construction loans, affecting end-purchaser borrowing costs, potentially reducing demand or the homeowner's ability to finance the completed home. Further, properties under construction are hard to sell and often need completion for successful sales, complicating problem loan resolution. This might require additional funds or engaging another builder, incurring additional costs and market risks. Moreover, speculative construction loans pose additional risks, especially regarding finding end-purchasers for finished projects. As of September 30, 2024, $11.50 million of our construction portfolio consisted of speculative one- to four-family construction loans.

We also offer land loans for land acquisition, which can be used for building or recreational purposes. As of September 30, 2024, land loans accounted for $29.37 million, or 1.9% of our total loan portfolio. Loans for land development or future construction carry additional risks due to longer development periods, vulnerability to real estate value declines, economic fluctuations delaying projects, political changes affecting land use, and the collateral's illiquid nature. During this extended financing-to-completion period, the collateral often generates no cash flow.

As of September 30, 2024, all our construction and land loans were performing according to their terms. A significant rise in non-performing construction or land loans could materially impact our financial condition and results of operations.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

Our current business strategy includes an emphasis on commercial real estate lending. This type of lending activity, while potentially more profitable than single-family residential lending, is generally more sensitive to regional and local economic conditions, making loss levels more difficult to predict. Collateral evaluation and financial statement analysis in these types of loans requires a more detailed analysis at the time of loan underwriting and on an ongoing basis. In addition, many of our commercial borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

At September 30, 2024, we had $599.22 million of commercial real estate loans, representing 39.6% of our total loan portfolio. These loans typically involve higher principal amounts than other types of loans, and repayment is dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service, which may be adversely affected by changes in the economy or local market conditions. For example, if the cash flow from the borrower’s project is reduced as a result of leases not being obtained or renewed, the borrower’s ability to repay the loan may be impaired. Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate, because the collateral securing these loans typically cannot be sold as easily as residential real estate. In addition, many of our commercial real estate loans are not fully amortizing and contain large balloon payments upon maturity. Such balloon payments may require the borrower to either sell or refinance the underlying property to make the payment, which may increase the risk of default or non-payment.

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

At September 30, 2024, we had $139.00 million, or 9.2%, of total loans in commercial business loans. Our business loans are primarily made based on borrowers’ cash flow, with collateral as a secondary factor. However, the unpredictability of borrowers' cash flow and the fluctuating value of collateral, often in the form of accounts receivable, inventory, or equipment, present significant risks. Loans secured by accounts receivable are contingent on the borrower's ability to collect from their customers, while other collateral may depreciate, be challenging to assess, lack liquidity, and vary in value based on the success of the business. Additionally, economic fluctuations can significantly impact borrowers' repayment abilities, more so than loans secured by real estate.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2024, $347.04 million, or 22.9% of our total loan portfolio was secured by one- to four-family mortgage loans and home equity loans. This type of lending is highly sensitive to regional economic conditions, which can affect borrowers' ability to meet their payment obligations and make loss levels difficult to predict. Factors such as higher interest rates, recessionary conditions, lower real estate sales volumes and prices, and elevated unemployment may lead to higher loan delinquencies, problem assets, and reduced demand for our products and services, adversely impacting our capital, liquidity, and financial condition.

A decline in residential real estate values, particularly in the Washington housing market, may reduce the value of collateral securing these loans and increase our risk of loss if borrowers default. Some of our residential mortgage loans are secured by properties with little or no borrower equity, either due to high loan-to-value ratios at origination or declining home values. Loans with higher loan-to-value ratios are more sensitive to declining property values, resulting in a higher risk of default and loss. Additionally, for home equity lines of credit secured by second mortgages, recovering loan proceeds in the event of default may be difficult unless we repay the first mortgage, which may not be justified by the property’s value. Consequently, we may experience higher rates of delinquency, default, and losses on our residential loans.

Our allowance for credit losses on loans may not be sufficient to absorb losses in our loan portfolio.

Lending money is a substantial part of our business. Every loan carries a risk that it will not be repaid in accordance with its terms or that any underlying collateral will not be sufficient to assure repayment. This risk is affected by, among other things:

•the cash flow of the borrower and/or the project being financed;
•the changes and uncertainties as to the future value of the collateral, in the case of a collateralized loan;
•the duration of the loan;
•the credit history of a particular borrower; and
•changes in economic and industry conditions.

To address these risks, we maintain an allowance for credit losses on loans, which is a reserve established through a provision for credit losses on loans charged against operating income, that we believe is appropriate to provide for expected losses in our loan portfolio. The appropriate level of the allowance of credit losses is determined by management through periodic comprehensive reviews and consideration of several factors, including, but not limited to our collective loss reserve, for loans evaluated on a pool basis with similar risk characteristics based on our life of loan historical default and loss experience, certain macroeconomic factors, reasonable and supportable forecasts, regulatory requirements, management’s expectations of future events and certain qualitative factors.

The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. For loans that do not share similar risk characteristics and cannot be evaluated on a collective basis, the Company will evaluate the loan individually using the present value of the expected future cash flows or the fair value of the underlying collateral.

The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. If our estimates are incorrect, the allowance for credit losses for loans may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in our allowance for credit losses through the provision for credit losses which is charged against income. Management also recognizes that significant new growth in loan portfolios, new loan products and the refinancing of existing loans can result in portfolios comprised of unseasoned loans that may not perform in a historical or projected manner and will increase the risk that our allowance may be insufficient to absorb losses without significant additional provisions. Deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may also require an increase in the allowance for credit losses.

Bank regulatory agencies also periodically review our allowance for credit losses and may require an increase in the provision for possible credit losses or the recognition of further loan charge-offs based on their judgment about information available to them at the time of their examination. If charge-offs in future periods exceed the allowance for credit losses, we may need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income and may have a material adverse effect on our financial condition, results of operations, liquidity and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At September 30, 2024, our non-performing assets (which consisted solely of non-accruing loans, non-accrual investment securities, and OREO) were $3.94 million, or 0.2% of total assets. Our non-performing assets adversely affect our net income in various ways:

•We do not record interest income on non-accrual loans or non-performing investment securities, except on a cash basis when the collectability of the principal is not in doubt.
•We must recognize expected credit losses through a current period charge to the provision for credit losses.
•Non-interest expense increases if we must write down the value of OREO properties to reflect market declines.
•Non-interest income decreases when we recognize other-than-temporary impairment on non-performing investment securities.
•There are legal fees and carrying costs (such as taxes, insurance, and maintenance) associated with OREO.
•Managing non-performing assets requires significant management attention, diverting resources from more profitable activities.

If delinquencies increase and we are unable to effectively manage our non-performing assets, our losses and troubled assets could increase significantly, materially impacting our financial condition and results of operations.

Risk Related to our Business Strategy

We may be adversely affected by risks associated with completed and potential acquisitions.

As part of our general growth strategy, on October 1, 2018, we completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington. Although our business strategy emphasizes organic expansion, we also look for and evaluate potential acquisition opportunities. There can be no assurance that we will successfully identify suitable acquisition candidates, complete acquisitions or successfully integrate acquired operations into our existing operations or expand into new markets. The consummation of any future acquisitions may dilute shareholder value or may have an adverse effect upon our operating results while the operations of the acquired business are being integrated into our operations. In addition, once integrated, acquired operations may not achieve levels of profitability comparable to those achieved by our existing operations, or otherwise perform as expected. Further, transaction-related expenses may adversely affect our earnings. These adverse effects on our earnings and results of operations may have a negative impact on the value of our common stock. Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

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

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Since March 2022, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve has increased the target range for the federal funds rate by 475 basis points, including 50 basis points reduction during the 2024 fiscal year, to a range of 4.75% to 5.00% as of September 30, 2024. The FOMC has reduced the target federal funds rate by an additional 25 basis points in November of 2024 to the target federal funds rate and has not ruled out future decreases but hinted that rates will remain higher for longer. If the FOMC further decreases the targeted federal funds rate, overall interest rates will likely decrease, which may negatively impact our net interest income, but could positively impact both the housing market by increasing refinancing activity and new home purchases and the U.S. economy.

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

Changes in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations or by reducing our margins and profitability. Net interest margin is the difference between the yield we earn on interest-earning assets and the rate we pay for deposits and other sources of funding. Changes in interest rates (up or down) could adversely affect our net interest margin and, as a result, our net interest income. Although the yield we earn on our interest-earning assets and our funding costs tends to move in the same direction in response to changes in interest rates, one can rise or fall faster than the other, causing our net interest margin to expand or contract. Changes in the slope of the

"yield curve," or the spread between short-term and long-term interest rates, could also reduce our net interest margin. Normally, the yield curve is upward sloping, meaning short-term rates are lower than long-term rates. Because our liabilities tend to be shorter in duration than our assets, when the yield curve flattens or even inverts, we could experience pressure on our net interest margin as our cost of funds increases relative to the yield we can earn on our assets. Also, interest rate decreases can lead to increased prepayments of loans and mortgage-backed securities as borrowers refinance their loans to reduce borrowing costs. Under these circumstances we are subject to reinvestment risk as we may have to redeploy such repayment proceeds into lower yielding investments, which would likely negatively impact our income.

A sustained increase or decrease in market interest rates could adversely affect our earnings. As is the case with many financial institutions, our emphasis on increasing core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity, has resulted in our having a significant amount of these deposits which have a shorter duration than our assets. At September 30, 2024, we had $313.82 million in certificates of deposit that mature within one year and $1.28 billion in non-interest bearing, NOW checking, savings and money market accounts. We would incur a higher cost of funds to retain these deposits in a rising interest rate environment. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the value of our investment securities available for sale. Generally, the fair value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on investment securities available for sale are reported as a separate component of equity, net of tax. Increases in the fair value of investment securities available for sale resulting from decreases in interest rates could have a positive effect on stockholders' equity. Stockholders' equity, specifically accumulated other comprehensive income (loss) ("AOCI"), is increased or decreased by the amount of change in the estimated fair value of our securities available for sale, net of deferred income taxes. Increases in interest rates generally decrease the fair value of securities available for sale, which adversely impacts stockholders' equity.
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

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes to the fair value of these securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. The Company analyzes investment securities to determine whether there have been any events or economic circumstances to indicate that a security has incurred a credit-related loss. The Company considers many factors including recent events specific to the issuer or industry, and for securities, external credit ratings and recent downgrades. Credit component losses are reported in allowance for credit losses in the income statement when the present value of expected future cash flows is less than the amortized cost. Noncredit component losses are recorded in other comprehensive income (loss) when the Company (1) does not intend to sell the security or (2) is not more likely than not to have to sell the security prior to the security’s anticipated recovery. There can be no assurance that the declines in market value will not result in ACL on investments, and lead to accounting charges that could have a material adverse effect on our business, financial condition and results of operations.

An increase in interest rates, change in the programs offered by Freddie Mac or our ability to qualify for their programs may reduce our mortgage revenues, which would negatively impact our non-interest income.

The sale of residential mortgage loans to Freddie Mac has historically provided a significant portion of our noninterest income. Any future changes in its program, including our eligibility to participate in such program, the criteria for loans to be accepted or laws that significantly affect the activity of Freddie Mac could, in turn, materially adversely affect our results of operations if we could not find other purchasers. Mortgage banking is generally considered a volatile source of income because it depends largely on the level of loan volume which, in turn, depends largely on prevailing market interest rates. In a rising or higher interest rate environment, the demand for mortgage loans, particularly refinancing of existing mortgage loans, tends to fall and our originations of mortgage loans may decrease, resulting in fewer loans that are available to be sold. This would result in a decrease in mortgage revenues and a corresponding decrease in non-interest income. In addition, our results of operations are affected by the amount of non-interest expense associated with our loan sale activities, such as salaries and employee benefits, occupancy, equipment and data processing expense and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in loan originations. In addition, although we sell loans to Freddie Mac or into the secondary market without recourse, we are required to give customary representations and warranties about the loans we sell. If we breach those representations and warranties, we may be required to repurchase the loans and we may incur a loss on the repurchase.

Risks Related to Laws and Regulations

The level of our commercial real estate loan portfolio may subject us to additional regulatory scrutiny.

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we do not have a concentration in commercial real estate lending because our balance in commercial real estate loans (including owner-occupied loans) at September 30, 2024 represented 290.74% of total capital. While we believe that we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The financial services industry is extensively regulated. Federal banking regulations are designed primarily to protect the deposit insurance funds and consumers, not to benefit a company's shareholders. These regulations may sometimes impose significant limitations on our operations. These regulations, along with existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time. Any new regulations or legislation, change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a material impact on our operations, increase our costs of regulatory compliance and of doing business and adversely affect our profitability. In this regard, the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN"), published guidelines in 2014 for financial institutions servicing marijuana businesses that are legal under state law. These guidelines allow us to work with marijuana-related businesses that are operating in accordance with state laws and regulations as long as we comply with required regulatory oversight of their accounts with us. In addition, legislation is currently pending in Congress that would allow banks and financial institutions to serve marijuana businesses in states where it is legal without any risk of federal prosecution. At September 30, 2024, approximately 1.1% of our total deposits and a portion of our service charges from deposits are from legal marijuana-related businesses. Any adverse change in this FinCEN guidance, any new regulations or legislation, any change in existing regulations or oversight, whether a change in regulatory policy or a change in a regulator's interpretation of a law or regulation, could have a negative impact on our non-interest income, as well as the cost of our operations, increasing our cost of regulatory compliance and of doing business and/or otherwise affect us, which may materially affect our profitability.

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

Climate change continues to be a pressing concern, prompting heightened awareness and action on a global scale. Efforts include international agreements such as the Paris Agreement, with the United States rejoining, and ongoing initiatives at various governmental levels to address climate-related issues. Under the current administration, additional measures are anticipated, potentially impacting banks' risk management practices, stress testing, credit portfolio concentrations, and investment strategies. The lack of empirical data makes it challenging to predict the precise financial impact of climate change, though its physical effects, such as more frequent weather disasters, could directly affect our real estate collateral and loan portfolios. Inadequate insurance coverage for borrowers may compound these risks, impacting our financial condition. Furthermore, climate change's broader economic effects could adversely affect our customers and the communities we serve, potentially impacting our financial performance.

On March 6, 2024, the SEC implemented new climate-related disclosure rules for U.S. public companies and foreign private issuers. These rules introduce extensive disclosure requirements, increasing reporting costs, risks, and complexity. Challenges include short compliance timelines, interpretive issues, legal liabilities, and global regulatory overlaps. Lawsuits contesting these rules add further uncertainty. However, on March 15, 2024, the Fifth Circuit granted an administrative stay, temporarily halting the implementation of the SEC's climate rules.

Risks Related to Cybersecurity, Third-Parties and Technology

As of September 30, 2024 there has not been any cybersecurity or related breach of the risk factors discussed below that would require disclosure.

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

Security breaches in our internet banking activities could further expose us to possible liability and damage our reputation. Increases in criminal activity levels and sophistication, advances in computer capabilities, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments could result in a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. Although we have developed and continue to invest in systems and processes that are designed to detect and prevent security breaches and cyberattacks and periodically test our security, these precautions may not protect our systems from compromises or breaches of our security measures, and could result in losses to us or our customers, our loss of business and/or customers, damage to our reputation, the incurrence of additional expenses, disruption to our business, our inability to grow our online services or other businesses, additional regulatory scrutiny or penalties, or our exposure to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operation.

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

We rely on certain external vendors to provide products and services necessary to maintain our day-to-day operations. These third-party vendors are sources of operational and informational security risks to us, including risks associated with operational errors, information system failures, interruptions or breaches and unauthorized disclosures of sensitive or confidential client or customer information. If these vendors encounter any of these issues, or if we have difficulty communicating with them, we could be exposed to disruption of operations, loss of service or connectivity to customers, reputational damage, and litigation risk that could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

Risks Related to Accounting Matters

The Company’s reported financial results depend on management’s selection of accounting methods and certain assumptions and estimates, which, if incorrect, could cause unexpected losses in the future.

The Company’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods so they comply with GAAP and reflect management’s judgment regarding the most appropriate manner to report the Company’s financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances, yet might result in the Company’s reporting materially different results than would have been reported under a different alternative.

Certain accounting policies, most notably the accounting for credit losses, are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates. For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in this 2024 Form 10-K.

We may experience future goodwill impairment, which could reduce our earnings.

In accordance with GAAP, we record assets acquired and liabilities assumed in a business combination at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Any such charge could have a material adverse effect on our results of operations.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

Our business operations are significantly influenced by the extensive body of accounting regulations in the United States. Regulatory bodies periodically issue new guidance, altering accounting rules and reporting requirements, which can substantially affect the preparation and reporting of our financial statements. These changes might necessitate retrospective application, potentially leading to restatements of prior period financial statements.

One such significant change in fiscal 2024 was the implementation of the CECL model, which we adopted on October 1, 2023. Under the CECL model, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts starkly with the prior, "incurred loss" model, which delays recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods. An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.

As a result of the change in methodology from the incurred loss model to the CECL model, on October 1, 2023, the Company recorded a one-time, net of tax charge of $488,000 to retained earnings, a $461,000 increase to the allowance for credit losses on loans, a $92,000 increase to the allowance for credit losses on investment securities and a $65,000 increase to the allowance for credit losses on unfunded commitments.

We may experience decreases in the fair value of our loan servicing rights, which could reduce our earnings.

Loan servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained. At September 30, 2024, our loan servicing rights totaled $1.37 million. Loan servicing rights are amortized to servicing income on loans sold over the period of estimated net servicing income. The estimated fair value of loan servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. On a quarterly basis, we evaluate the fair value of loan servicing rights for impairment by comparing actual cash flows and estimated cash flows from the loan servicing assets to those estimated at the time loan servicing assets were originated. Our methodology for estimating the fair value of loan servicing rights is highly sensitive to changes in assumptions, such as prepayment speeds. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the loan servicing rights portfolio. For example, a decrease in interest rates typically increases the prepayment speeds of loan servicing rights and therefore decreases the fair value of the loan servicing rights.

Future decreases in interest rates could decrease the fair value of our loan servicing rights below their recorded amount, which would decrease our earnings.

If our investments in real estate are not properly valued or sufficiently reserved to cover actual losses, or if we are required to increase our valuation allowances, our earnings could be reduced .

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

Liquidity is essential to our business. We rely on several sources to meet our potential liquidity demands. Our primary sources of liquidity are increases in deposit accounts, cash flows from loan payments and our securities portfolio. Borrowings also provide us with a source of funds to meet liquidity demands. An inability to raise funds through deposits, borrowings, the sale of loans or other sources could have a substantial negative effect on our liquidity. Although we have historically been able to replace maturing deposits and borrowings if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or FRB, or market conditions change. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a downturn in the Washington markets in which our loans and deposits are concentrated, negative operating results, or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry or deterioration in credit markets. Any decline in available funding in amounts adequate to finance our activities or on terms which are acceptable could adversely impact our ability to originate loans, invest in securities, meet our expenses, or fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could, in turn, have a material adverse effect on our business, financial condition and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” of this Form 10-K.

Our growth or future losses may require us to raise additional capital in the future, but that capital may not be available when it is needed or the cost of that capital may be exceedingly high.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial condition and performance. If we are able to raise capital, it may not be on terms that are acceptable to us. Accordingly, we cannot make assurances that we will be able to raise additional capital if needed on terms that are acceptable to us, or at all.  If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired and our financial condition and liquidity could be materially and adversely affected. In addition, any additional capital we obtain may dilute the interests of existing holders of our common stock. Further, if we are unable to raise additional capital when required by our bank regulators, we may be subject to adverse regulatory action.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 1C.  Cybersecurity

Cyber Risk Management and Strategy

Safeguarding the confidentiality, integrity and availability of customer and sensitive financial data, records and transactions is essential to Timberland and Timberland Bank. Our risk management program is designed to identify, assess and mitigate risks across various aspects of the Bank, including financial, operational, regulatory, reputational and legal.

Cybersecurity is a critical component of our risk management program; thus we have implemented a Cyber and Information Security Program to protect the confidentiality, integrity and availability of our information and information technology environment. Our program aligns with applicable federal and state regulations, industry frameworks such as the Federal Financial Institutions Examination Council ("FFIEC") and best practices from the National Institute of Standards and Technology ("NIST"). The FFIEC framework offers a set of guidelines to help financial institutions effectively manage and mitigate cybersecurity risks. The framework focuses on ensuring the confidentiality, integrity and availability of sensitive information. NIST is part of the U.S. Department of Commerce, which develops cybersecurity standards, guidelines and other resources.

We have employed a multi-layered, risk-based approach to cyber and information security, incorporating a variety of tools and processes to aid in risk identification, assessment and management. The Bank conducts a variety of information security risk assessments throughout the year. We employ a defense in depth strategy that incorporates preventive, detective, and administrative safeguards including but not limited to, configuration hardening, robust patch management and vulnerability scanning, advanced anti-malware firewall technologies, anti-phishing and web filtering controls. These controls are tested annually by an independent third-party audit firm. Quarterly employee training is performed on cybersecurity, information security, identify theft prevention and data privacy.

The Bank has not experienced any material losses relating to cybersecurity threats or incidents to date.

Incident Response

Response to cyber incidents is guided by the Bank’s Incident Response Policy. The Bank’s plan is based on the National Infrastructure Protection Center ("NIPC") guidelines, with the addition of specific reporting and notification requirements required by regulation. The Incident Response Policy prescribes points of escalation and mechanisms for collaboration should the need arise to engage outside partnerships such as external counsel, cybersecurity forensic examiners, cyber insurance vendors, government agencies and regulatory bodies.

Third Party Service Provider Monitoring

The Bank maintains a robust Vendor Management Program to appropriately measure, monitor and control risks associated with outsourcing products and services, including cybersecurity risks. Under the program, vendors are assigned a risk rating based on an assessment of the vendor and its access to network, systems and confidential information. The Bank’s Information Security Officer conducts regular periodic reviews of the adequacy of its oversight of controls over third party relationships.

Cybersecurity Governance

Timberland Bank’s Board of Directors (“Board”) recognizes the significance of cybersecurity risks and provides oversight of the Bank’s Cyber and Information Security Program. The Bank’s Board of Directors is currently comprised of the Chief Executive Officer and seven non-employee directors; one of which has completed and received Cybersecurity Oversight Certification from the National Association of Corporate Directors (“NACD”). The Bank’s primary responsibility for managing cyber risk is vested in the Bank’s Information Security Analyst ("ISA"). The ISA reports to the Chief Risk Officer and serves as the primary custodian of the Bank’s Cyber Security and Information Security Program.

The Technology Steering Committee meets on a regular basis and is tasked with providing oversight and guidance regarding both information technology and cybersecurity related issues of strategic importance to the Bank. The Technology Steering Committee is comprised of numerous members of the management team, Chief Technology Officer ("CTO") and ISA. The Technology Steering committee reports to the Board of Directors through Committee minutes.

The Board Technology Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the overall role of technology in executing the business strategy of the institution, including but not limited to major technology investments, technology strategy, operational performance and technology trends that may affect customers. The Board Technology Committee meets regularly and receives reports from the CTO and ISA on cybersecurity and information technology risks. The Board Technology Committee reports to the Board of Directors through Committee minutes.

The Board’s Audit Committee also has oversight responsibility for audits related to information technology, security and information technology governance.

Item 2.  Properties

At September 30, 2024, the Company maintained its headquarters in Hoquiam, Washington, along with 23 full-service bank branches and four administrative offices with an aggregate net book value of $18.51 million. The Company's owns all properties except for one administrative office, the Tacoma branch and the Downtown Lacey branch, which are leased. The lease terms for our branches are not individually material. In addition, the Bank operated 24 proprietary automated teller machines ("ATMs") that are part of a nationwide cash exchange network as of September 30, 2024. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are suitable for the Company's needs. For additional information see "Note 5 - Premises and Equipment" and "Note 9 - Leases" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of December 4, 2024, there were approximately 401 shareholders of record of the Company's common stock.

Dividends

Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of Directors has declared quarterly cash dividends on our common stock for 48 consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by banking regulations.

Stock Repurchases

The following table sets forth the Company's repurchases of its outstanding common stock during the fourth quarter of the year ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

July 1, 2024 - July 31, 2024	—	$—	—	192,025

August 1, 2024 - August 31, 2024	19,471	29.03	19,471	172,554

September 1, 2024 - September 30, 2024	17,388	30.26	17,388	155,166

Total	36,859	$29.61	36,859	155,166
____________________________
(1) On July 25, 2023, the Company announced a stock repurchase program to purchase up to 404,708 shares of the Company's common stock, which replaced the Company's then existing repurchase plan which had 74,212 shares available to be repurchased prior to termination. The July 2023 repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions and available liquidity.

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

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and with the S&P SmallCap Banks Index, peer group indices. Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2019.

Timberland Bancorp, Inc.

Total Return Performance
Timberland Bancorp, Inc.
Nasdaq Composite Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
0
09/30/19
09/30/20
09/30/21
09/30/22
09/30/23
09/30/24

	Year Ended
Index	9/30/2019	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024
Timberland Bancorp, Inc.	$100.00	$68.14	$113.61	$112.27	$113.83	$131.61
NASDAQ Composite Index	100.00	140.96	183.61	135.41	170.76	236.74
S&P US SmallCap Banks Index	100.00	68.74	130.92	118.76	96.92	135.37
* Source: S&P Global Market Intelligence

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 branches (including its main office in Hoquiam).  At September 30, 2024, the Company had total assets of $1.92 billion, net loans receivable of $1.42 billion, total deposits of $1.65 billion and total shareholders’ equity of $245.41 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

The profitability of the Company’s operations depends primarily on its net interest income after provision for (recapture of) credit losses.  Net interest income is the difference between interest income, which is the income that the Company earns on interest-earning assets, which are primarily loans and investments, and interest expense, which is the amount that the Company pays on its interest-bearing liabilities, which are primarily deposits and borrowings (as needed).  Net interest income is affected by changes in the volume and mix of interest-earning assets, the interest earned on those assets, the volume and mix of interest-bearing liabilities and the interest paid on those interest-bearing liabilities. Management attempts to maintain a net interest margin and return on average assets ("ROA") placing it within the top quartile of its Washington State peers.

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and non-interest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve has increased the target range for the federal funds, which stood at 4.75% to 5.00% as of September 30, 2024. Subsequent to fiscal year end, the FOMC reduced the target federal funds rate by 25 basis points and has not ruled out future decreases.

On October 1, 2023, the Company adopted the CECL standard to determine estimates of lifetime expected credit losses on loans and recognize the expected credit losses at inception of the loan. The adoption of CECL changed the allowance calculation methodology from a historical incurred loss model to an expected future loss model. The adjustment recorded upon our adoption of the CECL standard was not significant to the overall ACL (including the reserve for unfunded commitments) as compared to the allowance for loan losses at September 30, 2023. The provision for (recapture of) credit losses on loans is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The ACL on loans reflects the amount that the Company believes is adequate to cover expected credit losses inherent in its loan portfolio. The Company recorded a provision for credit losses on loans of $1.25 million for the year ended September 30, 2024, primarily due to increased loan portfolio growth. The Company recorded a provision for loan losses of $2.1 million for the year ended September 30, 2023, primarily due to increased loan portfolio growth.

Net income is also affected by non-interest income and non-interest expense.  For the year ended September 30, 2024, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, an increase in the cash surrender value of BOLI, escrow fees and other operating income.  Non-interest income is also increased by a gain on sale and net recoveries of OTTI on investment securities, if any. Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, amortization of CDI, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, technology and communications expenses, deposit operation expenses and other non-interest expenses. Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and by gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number and balances of loan and deposit accounts.

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

Maintaining strong asset quality. We believe maintaining strong asset quality is key to our long-term financial success. Non-performing assets, consisting of nonaccrual loans and investment securities, totaled $3.94 million at September 30, 2024, compared to $1.60 million at September 30, 2023. The percentage of non-performing loans to loans receivable, net was 0.27% and 0.11% at September 30, 2024 and 2023, respectively. The percentage of non-performing assets to total assets at September 30, 2024 was 0.20% compared to 0.09% at September 30, 2023. We remain focused on reducing the level of non-performing assets through collections, write-downs and modifications. Our efforts include proactive steps to resolve our non-performing loans such as negotiating payment plans, forbearances, loan modifications and loan extensions, and accepting short payoffs on delinquent loans when appropriate. While the Company continues to emphasize lending in areas such as commercial real estate loans, construction loans, and commercial business loans, we remain committed to managing credit risk through the expertise of seasoned bankers and a conservative lending strategy.

Selected Financial Data

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and its subsidiary at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

	At September 30,
	2024	2023	2022	2021	2020
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$1,923,475	$1,839,905	$1,860,508	$1,792,180	$1,565,978
Loans receivable, net	1,421,523	1,302,305	1,132,426	968,454	1,013,875
Investment securities held-to-maturity	172,097	270,218	266,608	69,102	27,890
Investment securities available-for-sale	72,257	41,771	41,415	63,176	57,907
FHLB stock	2,037	3,602	2,194	2,103	1,922
Other investments	3,000	3,000	3,000	3,000	3,000
Cash and due from financial institutions and interest-bearing deposits in banks	164,728	128,721	316,755	580,196	314,452
Certificate of deposits held for investments	10,209	15,188	22,894	28,482	65,545
BOLI	23,611	22,966	22,806	22,193	21,583
OREO and other repossessed assets	—	—	—	157	1,050
Deposits	1,647,668	1,560,935	1,632,176	1,570,555	1,358,406
FHLB borrowings	20,000	35,000	—	5,000	10,000
Shareholders' equity	245,413	233,073	218,569	206,899	187,630

	Year Ended September 30,
	2024	2023	2022	2021	2020
	(In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$94,825	$79,951	$58,508	$54,962	$55,583
Interest expense	30,658	11,592	2,674	3,104	4,701
Net interest income	64,167	68,359	55,834	51,858	50,882
Provision for credit losses - net	1,151	2,132	270	—	3,700
Net interest income after provision for credit losses	63,016	66,227	55,564	51,858	47,182
Non-interest income	11,136	11,140	12,624	17,161	17,188
Non-interest expense	43,746	43,373	38,626	34,591	34,063
Income before income taxes	30,406	33,994	29,562	34,428	30,307
Provision for federal income taxes	6,123	6,876	5,962	6,845	6,038
Net income	$24,283	$27,118	$23,600	$27,583	$24,269

Net income per common share:
Basic	$3.02	$3.32	$2.84	$3.31	$2.91
Diluted	$3.01	$3.29	$2.82	$3.27	$2.88
Dividends per common share	$0.95	$1.01	$0.87	$1.03	$0.85
Dividend payout ratio (1)	31.50%	30.48%	30.64%	31.14%	29.19%
______________
(1)Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2024	2023	2022	2021	2020
OTHER DATA:
Number of real estate loans outstanding	2,593	2,537	2,332	2,290	2,508
Deposit accounts	57,424	56,675	58,380	58,454	58,566
Full-service offices	23	23	23	24	24

	At or For the Year Ended September 30,
	2024	2023	2022	2021	2020
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)	1.28%	1.50%	1.27%	1.64%	1.75%
Return on average equity (2)	10.19	12.01	11.14	13.98	13.59
Interest rate spread (3)	2.72	3.56	3.07	3.13	3.70
Net interest margin (4)	3.54	3.95	3.16	3.25	3.90
Average interest-earning assets to average interest-bearing liabilities	148.97	158.36	160.67	162.08	155.98
Non-interest expense as a percent of average total assets	2.31	2.39	2.09	2.06	2.45

Efficiency ratio (5)	58.09	54.56	56.42	50.12	50.04

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	0.27%	0.12%	0.18%	0.29%	0.28%
Non-performing assets as a percent of total assets (6)	0.20	0.09	0.12	0.18	0.27
Allowance for credit losses as a percent of total loans receivable, net (7)	1.21	1.20	1.20	1.37	1.31
Allowance for credit losses as a percent of non-performing loans (8)	449.88	1,044.72	665.52	471.93	461.76
Net charge-offs (recoveries) to average outstanding loans	—	—	—	—	—
Capital Ratios:
Total equity-to-assets ratio	12.76%	12.67%	11.75%	11.54%	11.98%
Average equity to average assets	12.59	12.46	11.43	11.74	12.85
__________________
(1)Net income divided by average total assets.
(2)Net income divided by average total equity.
(3)Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(4)Net interest income before provision for (recapture of) credit losses as a percentage of average interest-earning assets.
(5)Non-interest expenses divided by the sum of net interest income and non-interest income.
(6)Non-performing assets include non-accrual loans, loans past due 90 days or more and still accruing, non-accrual investment securities, OREO and other repossessed assets.
(7)Loans receivable is before the allowance for credit losses.
(8)Non-performing loans include non-accrual loans and loans past due 90 days or more and still accruing. For periods prior to 2024, TDRs that were on accrual status are not included.

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

See "Note 1-Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements contained in Item 8 of this report for a summary of significant accounting policies and the effect on our financial statements and the following:

Allowance for Credit Losses

The ACL is considered a critical accounting policy due to the significant judgment and subjectivity involved in its determination, as well as the potential for economic changes that could impact its adequacy. Adjustments to the ACL are made through the provision (recapture) for credit losses to ensure the ACL remains at an appropriate level, based on management’s assessment of general and specific loss reserves. Establishing the ACL involves material estimates, including economic conditions, collateral value, guarantor strength, loss exposure at default, the timing and amount of future cash flows on impaired loans, applicable loss factors for portfolio segments, and forecasted cash flow collectability over the contractual term of financial assets. These estimates are inherently subject to change and require careful evaluation. To ensure adequacy, we use systematic methodologies outlined in a formal policy that address both general valuation allowances and specific reserves for individual problem loans. Adjustments to the ACL are reflected through provisions for credit losses, which increase the ACL, or recaptures, which reduce it, both of which impact current period earnings.

The ACL is maintained at a level sufficient to provide for expected credit losses based on evaluating known and inherent risks in the loan portfolio and upon our continuing analysis of the factors underlying the quality of the loan portfolio. The ACL is comprised of a general component and a specific component. The general component establishes a reserve rate using historical life-of-loan default rates, current loan portfolio information, economic forecasts, and business cycle data. Statistical analysis determines life-of-loan default and loss rates for the quantitative component, while qualitative factors adjust expected loss rates for current and forecasted conditions. The qualitative factor methodology involves a blend of quantitative analysis and management judgement, reviewed quarterly. The specific component relates to loans that have been individually evaluated because all contractual amounts of principal and interest will not be paid as scheduled. Based on the individual analysis, a specific reserve may be established. The ACL is based upon factors and trends identified by us at the time financial statements are prepared. Although we use the best information available, future adjustments to the ACL may be necessary due to economic, operating, regulatory, and other conditions beyond our control. While we believe the estimates and assumptions used in our determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions that may be required will not adversely impact our financial condition and results of operations. In addition, the ACL is subject to review the by Bank's regulators as part of the routine examination process, which may result in adjustments to the ACL based upon their judgment of information available to them at the time of their examination.

Fair Value Accounting and Measurement

We use fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. We include in the Notes to the Consolidated Financial Statements information about the extent to which fair value is used to measure financial assets and liabilities, the valuation methodologies used and the impact on our results of operations and financial condition. Additionally, for financial instruments not recorded at fair value we disclose, where required, our estimate of their fair value. For more information regarding fair value accounting, please refer to "Note 21-Fair Value Measurements" in the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

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

Valuation of OREO

Real estate properties acquired through foreclosure or by deed-in-lieu of foreclosure are recorded at the lower of cost or fair value less estimated costs to sell. Fair value is generally determined by management based on a number of factors, including third-party appraisals of fair value in an orderly sale. Accordingly, the valuation of OREO is subject to significant external and internal judgment. If the carrying value of the loan at the date a property is transferred into OREO exceeds the fair value less estimated costs to sell, the excess is charged to the allowance for credit losses. Management periodically reviews OREO values to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further decreases in the value of OREO are considered an allowance for credit losses. Expenses and income from the maintenance and operations and any gains or losses from the sales of OREO are included in non-interest expense.

Business Combinations

The Company applies the acquisition method of accounting for business combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to assets acquired, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized. Acquisition-related costs are expensed as incurred unless they are directly attributable to the issuance of the Company's common stock in a business combination and the Company chooses to record these acquisition-related costs through stockholders' equity. There were no business combinations during the years ended September 30, 2024, 2023 and 2022, respectively.

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

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity using a model provided by Kinective, a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on an interest rate shock analysis prepared by Kinective using data at September 30, 2024, an immediate increase in interest rates of 100 basis points would decrease the Bank’s projected net interest income by approximately 1.5%.  An immediate decrease in interest rates of 100 basis points would decrease the Bank's projected net interest income by approximately 1.4%. See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans and, accordingly, reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2024, the consumer, commercial business and construction loan portfolios amounted to $51.04 million, $139.00 million and $219.20 million, respectively, or 3.4%, 9.2% and 14.5%, respectively, of total loans receivable.

Quantitative Aspects of Market Risk.  The model provided for the Bank by Kinective estimates the changes in the economic value of equity ("EVE") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's EVE (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's EVE under different interest rate scenarios.  The change in EVE under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by Kinective based on data at September 30, 2024:

Hypothetical	Net Interest Income (1)		Economic Value of Equity
Interest Rate	$ Change	% Change	$ Change	% Change
Scenario (2)	from Base	from Base	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$(5,089)	(7.39)%	$(10,349)	(3.23)%
+300	(3,900)	(5.66)	(9,035)	(2.82)
+200	(2,406)	(3.49)	(4,461)	(1.39)
+100	(1,042)	(1.51)	(952)	(0.30)
BASE	—	—	—	—
-100	(994)	(1.44)	(6,924)	(2.16)
-200	(2,573)	(3.74)	(16,929)	(5.29)
-300	(4,181)	(6.07)	(29,773)	(9.30)
-400	(5,441)	(7.90)	(36,435)	(11.38)
___________
(1)Does not include loan fees and includes BOLI income, which is included in non-interest income in the consolidated financial statements.
(2)No rates in the model are allowed to go below zero.

Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan repayments and deposit decay, and should not be relied upon as indicative of actual results.  Furthermore, the computations do not reflect any actions management may undertake in response to changes in interest rates.

In the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 2.2% decrease in EVE and a 1.4% decrease in net interest income.  In the event of a 100 basis point increase in interest rates, a 0.3% decrease in EVE and a 1.5% decrease in net interest income would be expected.  Based upon the modeling described above, the Bank's asset and liability structure generally results in modest decreases in net interest income and EVE in both rising and falling interest rate scenarios.

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

Comparison of Financial Condition at September 30, 2024 and September 30, 2023

Total assets increased by $83.57 million, or 4.5%, to $1.92 billion at September 30, 2024 from $1.84 billion at September 30, 2023.  The increase in total assets was primarily due to increases in total cash and cash equivalents and loans receivable net, partially offset by a decrease in investment securities.

Net loans receivable increased by $119.22 million, or 9.2%, to $1.42 billion at September 30, 2024 from $1.30 billion at September 30, 2023, primarily due to increases in one- to four-family loans, multi-family loans, commercial real estate loans, home equity loans and smaller increases in several other loan categories that were partially offset by decreases in construction and land development loans.

Investment securities (including investments in equity securities) decreased by $67.58 million, or 21.6%, to $245.22 million at September 30, 2024 from $312.80 million at September 30, 2023, primarily due to the maturities of U.S. Treasury investment securities and to a lesser extent, scheduled amortization. Partially offsetting these decreases, was the purchase of additional U.S. government agency mortgage-backed investment securities and U.S. Treasury investment securities, all of which were classified as available for sale.

Total deposits increased by $86.73 million, or 5.6%, to $1.65 billion at September 30, 2024 from $1.56 billion at September 30, 2023, primarily due to increases in money market and certificate of deposit account balances. These increases were partially offset by decreases in non-interest bearing demand, NOW checking, and savings account balances.

Shareholders' equity increased by $12.34 million, or 5.3%, to $245.41 million at September 30, 2024 from $233.07 million at September 30, 2023.  The increase was primarily due to net income for the year ended September 30, 2024 of $24.28 million, partially offset by $7.65 million in dividends paid to shareholders and the repurchase of 218,976 shares of common stock for $5.96 million.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $31.03 million, or 21.6%, to $174.94 million at September 30, 2024 from $143.91 million at September 30, 2023.  The increase was primarily a result of increased deposits.

Investment Securities:  Investment securities (including investments in equity securities) decreased by $67.58 million, or 21.6%, to $245.22 million at September 30, 2024 from $312.80 million at September 30, 2023.  The decrease was primarily due $100.87 million of maturities, prepayments and scheduled amortization on held to maturity securities and $14.12 million in maturities, prepayments and scheduled amortization on available for sale investment securities. These decreases were partially offset by the purchase of $43.03 million in available for sale investment securities and $1.90 million in held to maturity investment securities. For additional details on investment securities, see "Item 1. Business - Investment Activities" and "Note 3 - Investment Securities" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

FHLB Stock: FHLB stock decreased by $1.57 million, or 43.5%, to $2.04 million at September 30, 2024 from $3.60 million at September 30, 2023, due to the repayment of a portion of FHLB borrowings and the restructuring of stock ownership requirement by FHLB.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at both September 30, 2024 and 2023. This investment is utilized to help satisfy compliance with the Company's Community Reinvestment Act ("CRA") investment test requirements.

Loans Held for Sale: There were no loans held for sale at September 30, 2024 compared to $400,000 at September 30, 2023, primarily due to the timing and volume of mortgage banking loan sales. The Company generally sells longer-term fixed-rate residential loans and the guaranteed portion of SBA commercial business loans for asset-liability management purposes and to generate non-interest income.  The Company sold $14.75 million in loans during the year ended September 30, 2024 compared to $11.54 million for the year ended September 30, 2023. Sales of loans over the past year has increased slightly, primarily due to construction loans converting to permanent financing as higher interest rates have slowed down refinancing and purchase activity.

Loans Receivable, Net of Allowance for Credit Losses:  Net loans receivable increased by $119.22 million, or 9.2%, to $1.42 billion at September 30, 2024 from $1.30 billion at September 30, 2023. The increase was primarily due to a $50.17 million increase in multi-family loans, a $45.90 million increase in one- to four-family loans, a $33.32 million decrease in the undisbursed portion of construction loans, a $30.95 million increase in commercial real estate loans, a $9.63 million increase in home equity loans and smaller changes in other categories. These increases were partially offset by a $54.64 million decrease in gross construction loans, with the largest decreases occurring in commercial and multi-family construction loans as they converted to permanent financing and smaller decreases in several other loan categories.
Loan originations decreased by $110.35 million, or 30.5%, to $251.44 million for the year ended September 30, 2024 from $361.79 million for the year ended September 30, 2023. The decrease in loan originations was primarily due to decreases in originations of one- to four- family loans, commercial real estate, construction and commercial business loans. These decreases were partially offset by an increase in originations of multi-family and land loans. For additional information on loans, see "Item 1. Business - Lending Activities" and "Note 4-Loans Receivable and Allowance for Credit Losses" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Premises and Equipment, Net:  Premises and equipment decreased by $156,000, or 0.7%, to $21.49 million at September 30, 2024 from $21.64 million at September 30, 2023.  The decrease was primarily due to normal depreciation. For additional information on premises and equipment, see "Item 2. Properties" and "Note - 5 Premises and Equipment" of the Notes of the Consolidated Financial Statements contained in Item 8 of this report.

Bank Owned Life Insurance ("BOLI"):  BOLI increased by $645,000, or 2.8%, to $23.61 million at September 30, 2024 from $22.97 million at September 30, 2023. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill:  The recorded amount of goodwill remained unchanged at $15.13 million at both September 30, 2024 and September 30, 2023. The Company performed its annual review of goodwill during the quarter ended June 30, 2024 and determined that there was no impairment.  As of September 30, 2024, management believes that there had been no subsequent events or changes in circumstances that would indicate a potential impairment of goodwill. For additional information on goodwill, see "Note 7 - Goodwill and CDI" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

CDI: CDI decreased by $226,000 or 33.4%, to $451,000 at September 30, 2024 from $677,000 at September 30, 2023 due to scheduled amortization. For additional information on CDI, see "Note 7 - Goodwill and CDI" of the Consolidated Financial Statements contained in Item 8 of this report.

Loan Servicing Rights, Net:  Loan servicing rights decreased by $752,000, or 35.4%, to $1.37 million at September 30, 2024 from $2.12 million at September 30, 2023, primarily due to the amortization of servicing rights and partially offset by additional capitalized Freddie Mac servicing rights for loans being sold with servicing retained. The principal amount of loans serviced for Freddie Mac and the SBA decreased by $15.94 million to $370.56 million at September 30, 2024 from $386.50 million at September 30, 2023. For additional information on loan servicing rights, see "Note 8 - Loan Servicing Rights" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Operating Lease Right-of-Use Assets: Operating lease ROU assets decreased by $297,000, or 16.8%, to $1.48 million at September 30, 2024 from $1.77 million at September 30, 2023, primarily due to the amortization of the ROU assets. The operating lease ROU assets at September 30, 2024 represented the present value of two operating leases on branch facilities and one administrative office. For additional information on leases, see "Note 9 - Leases" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Other Assets: Other assets increased by $2.67 million, or 74.7%, to $6.24 million at September 30, 2024 from $3.57 million at September 30, 2023. The increase was primarily due to increases in miscellaneous receivables (including income tax receivables) and prepaid expenses.

Deposits: Deposits increased by $86.73 million, or 5.6%, to $1.65 billion at September 30, 2024 from $1.56 billion at September 30, 2023.  The increase consisted of a $137.05 million increase in money market account balances and a $68.21 million increase in certificate of deposit account balances. The increases were partially offset by a $53.40 million decrease in NOW account balances, a $42.75 million decrease in non-interest bearing account balances and a $22.37 million decrease in savings account balances. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and "Note 10 - Deposits" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. At September 30, 2024, the Company had an available borrowing capacity of $606.04 million. The Company had $20.00 million in FHLB borrowings at September 30, 2024 compared to $35.00 million at September 30, 2023. At September 30, 2024, FHLB borrowings consisted of three long-term borrowings: two totaling $15.00 million with scheduled maturities in May 2026, both bearing interest at 3.95% and one $5.00 million borrowing maturing in August 2026 with an interest rate of 4.03%. For additional information on FHLB borrowings, see "Note 11 - FHLB Borrowings and Other Borrowings" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Operating Lease Liabilities: Operating lease liabilities decreased by $292,000 or 15.6%, to $1.58 million at September 30, 2024 from $1.87 million at September 30, 2023, primarily due to required annual lease payments. The operating lease liability at September 30, 2024 represented the present value of two operating leases on branch facilities and one administrative office. For additional information on leases, see "Note 9 - Leases" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Other Liabilities and Accrued Expenses: Other liabilities and accrued expenses decreased by $211,000, or 2.3%, to $8.82 million at September 30, 2024 from $9.03 million at September 30, 2023. The decrease was primarily due to timing differences in the normal course of business and an increase in accrued interest payable.

Shareholders' Equity:  Total shareholders' equity increased by $12.34 million, or 5.3%, to $245.41 million at September 30, 2024 from $233.07 million at September 30, 2023.  The increase was primarily due to net income of $24.28 million for the year ended September 30, 2024, which was partially offset by the payment of $7.65 million in dividends to common shareholders and the repurchase of 218,976 shares of the Company's common stock for $5.96 million during the year ended September 30, 2024. In addition, shareholder’s equity was positively impacted by unrealized gains on available for sale securities reflecting the decrease in market interest rates during the year, resulting in a recovery of $1.10 million of accumulated other comprehensive loss, net of tax at September 30, 2024. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in Item 8 of this report.

Comparison of Operating Results for the Years Ended September 30, 2024 and 2023

Net income for the year ended September 30, 2024 decreased by $2.84 million, or 10.5%, to $24.28 million from $27.12 million for the year ended September 30, 2023.  Net income per diluted common share decreased by $0.28, or 8.5%, to $3.01 for the year ended September 30, 2024 from $3.29 for the year ended September 30, 2023. The decrease in net income was primarily due to a $4.19 million decrease in net interest income and a $373,000 increase in non-interest expense, partially offset by a $981,000 decrease in the provision for credit losses and a $753,000 decrease in the provision for income taxes. Non-interest income remained relatively unchanged at $11.14 million for the years ended September 30, 2024 and 2023.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income decreased by $4.19 million, or 6.1%, to $64.17 million for the year ended September 30, 2024 from $68.36 million for the year ended September 30, 2023.  The decrease was due to higher interest expense resulting from increases in both the average yields and balances of interest-bearing liabilities, which outpaced the increase in interest income and dividend income resulting from increases in the average yield and balance on loans and, to a lesser extent, the average yields on investment securities and interest-bearing deposit in banks and CDs.

Total interest and dividend income increased by $14.87 million, or 18.6%, to $94.83 million for the year ended September 30, 2024 from $79.95 million for the year ended September 30, 2023, due to an increase in the average yields on interest-earning assets, as well as an increase in the average balance of loans. The average yield on interest-earning assets increased to 5.24% for the year ended September 30, 2024 from 4.63% for the year ended September 30, 2023. Average total interest-earning assets increased by $82.49 million, or 4.77%, to $1.81 billion for the year ended September 30, 2024 from $1.73 billion for the year ended September 30, 2023, due to an increase in the average balance of loans receivable which was partially offset by a decrease in the average balance of investment securities and interest-bearing deposits in banks and CDs. Interest income on loans receivable and loans held for sale increased by $14.28 million, or 22.61%, to $77.43 million for the year ended September 30, 2024 from $63.15 million for the year ended September 30, 2023, primarily due to a $149.43 million increase in the average balance of loans receivable coupled with an increase in the average yield on loans receivable to 5.61% for the year ended September 30, 2024 from 5.13% for the year ended September 30, 2023.

During the year ended September 30, 2024, the accretion of the purchase accounting fair value discount on loans acquired increased interest income on loans by $37,000 compared to $75,000 for the year ended September 30, 2023. The accretion of the net fair value discount on acquired loans had a minor effect on the average yield on loans for the year ended September 30, 2024 and a one basis point increase for the year ended September 30, 2023. The incremental accretion and the impact on loan yield will change during any period based on the volume of prepayments, and has decreased over time as the balance of the net discount declines. The remaining net discount on acquired loans was $155,000 at September 30, 2024. During the year ended September 30, 2024, a total of $376,000 in non-accrual interest, pre-payment penalties and late fees was collected compared to $398,000 for the year ended September 30, 2023.

Interest income on investment securities decreased by $255,000, or 2.7%, to $9.13 million for the year ended September 30, 2024 from $9.38 million for the year ended September 30, 2023, due to a $45.91 million decrease in the average balance of investment securities, partially offset by a 49 basis point increase in the average yield on investment securities.

Interest income on interest-bearing deposits in banks and CDs increased by $762,000, or 10.7%, to $7.91 million for the year ended September 30, 2024 from $7.14 million for the year ended September 30, 2023, due to an 112 basis point increase in the average yield resulting from increased market interest rates, partially offset by a $20.85 million decrease in the average balance of interest-bearing deposits in banks and CDs.

Total interest expense increased by $19.07 million, or 164.5%, to $30.66 million for the year ended September 30, 2024 from $11.59 million for the year ended September 30, 2023. The increase in interest expense was primarily due to an increase in the average cost of interest-bearing deposits. The average cost of interest-bearing liabilities increased to 2.52% for the year ended September 30, 2024 from 1.06% for the year ended September 30, 2023 as market interest rates for deposits increased. Average interest-bearing deposits increased by $108.92 million, or 10.0%, to $1.19 billion for the year ended September 30, 2024 from $1.09 billion for the year ended September 30, 2023, primarily due to competitive pricing pressure which resulted in rate matching to retain deposits. Average short-term borrowings increased by $5.42 million, or 555.8% to $6.4 million for the year ended September 30, 2024 from $975,000 for the year ended September 30, 2023. Average long-term borrowings increased by $9.8 million, or 164.9% to $15.8 million for the year ended September 30, 2024 from $6.0 million for the year ended September 30, 2023.

As a result of these changes, the net interest margin decreased 41 basis points to 3.54% for the year ended September 30, 2024 from 3.95% for the year ended September 30, 2023.

Provision for Credit Losses: A $1.15 million provision for credit losses was recorded for the year ended September 30, 2024 consisting of a $1.25 million provision for credit losses on loans which was primarily due to an increase in loans receivable, a $32,000 recapture of credit losses on investment securities which was primarily due to lower balances resulting from maturities and principal payments and a $71,000 recapture of credit losses on unfunded commitments which was primarily due to a decrease in the balance of unfunded loan commitments. A $2.13 million provision for loan losses, under the prior incurred loan loss method, was recorded for the year ended September 30, 2023.

The Company had net charge-offs of $54,000 for the year ended September 30, 2024 compared to $18,000 for the year ended September 30, 2023.  Net charge-offs (recoveries) to average outstanding loans was 0.0% for the years ended September 30, 2024 and 2023. The level of delinquent loans (loans 30 or more days past due) increased by $2.81 million, or 168.9%, to $4.48 million at September 30, 2024 from $1.67 million at September 30, 2023. Loan classified as substandard increased by $2.05 million, or 32.1%, to $8.44 million at September 30, 2024 from $6.39 million at September 30, 2023, while loans classified as doubtful totaled $202,000 at September 30, 2024 compared to none at September 30, 2023. Loans designated as special mention totaled $4.40 million at September 30, 2024 compared to none at September 30, 2023. Non-accrual loans increased by $2.37 million, or 156.6%, to $3.89 million at September 30, 2024 from $1.51 million at September 30, 2023.

While management believes the estimates and assumptions used in its determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions will not have a material adverse impact on our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the effects of inflation, a recession or slowed economic growth, among other factors, could result in a material increase in the ACL and have a material adverse impact on the financial condition and results of operations. In addition, the determination of the amount of the ACL is subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination and have a material adverse impact on the financial condition and results of operations.

In accordance with GAAP, acquired loans are recorded at their estimated fair value, resulting in a net discount to the loans' contractual amounts, with a portion of this discount reflecting possible credit losses. Credit discounts are included in the determination of fair value. With the adoption of CECL, purchased loans are evaluated for impairment in the same manner as the rest of the loan portfolio. The remaining fair value discount associated with acquired loans was $155,000 at September 30, 2024. This discount will continue to accrete into income as these loans continue to pay down.

For additional information, see "Item 1. Business - Lending Activities -- Allowance for Credit Losses" and "Note 4 - Loans Receivable and Allowance for Credit Losses" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Non-interest Income: Total non-interest income was $11.14 million for both the years ended September 30, 2024 and 2023.  Changes in non-interest income include a $128,000 decrease in ATM and debit card interchange transaction fees, a $95,000 decrease in net gain on sale of investment securities and smaller decreases in other categories, offset by a $238,000 increase in service charges on deposits and smaller increases in other categories.

Non-interest Expense:  Total non-interest expense increased by $373,000, or 0.9%, to $43.75 million for the year ended September 30, 2024 from $43.37 million for the year ended September 30, 2023.  The increase was primarily due to a $719,000 increase in technology and communications, a $397,000 increase in ATM and debit card processing fees, a $172,000 increase in deposit operations, a $168,000 increase in salaries and employee benefits, a $122,000 increase in FDIC insurance expense, a $103,000 increase in state and local taxes, a $83,000 increase in premises and smaller increases in several other expense categories. These increases were partially offset by a $761,000 decrease in professional fees and smaller decreases in several other categories. The increase in technology and communications was primarily due to the addition of several new technology products, increased costs and processing volumes. The increase in ATM and debit card processing fees and deposit operations was mainly due to fraud related expenses. The increase in salaries and employee benefits was primarily due to annual salary adjustments.

The efficiency ratio for the year ended September 30, 2024 was 58.09% compared to 54.56% for the year ended September 30, 2023. The change in the efficiency ratio was the result of higher non-interest expenses, coupled with a decrease in overall revenues resulting from the decline in net interest income.

Provision for Income Taxes: The provision for income taxes decreased by $753,000, or 11.0% to $6.12 million for the year ended September 30, 2024 from $6.88 million for the year ended September 30, 2023. The decrease was primarily due to lower pre-tax income. The Company's effective income tax rate was 20.1% for the year ended September 30, 2024 compared to 20.2% for the year ended September 30, 2023. For additional information on income taxes, see "Note 13-Income Taxes" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Comparison of Results of Operations for the Years Ended September 30, 2023 and 2022

See Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2023 previously filed with the SEC.

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

	Year Ended September 30,
	2024			2023			2022
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$1,379,529	$77,430	5.61%	$1,230,101	$63,154	5.13%	$1,055,635	$51,324	4.86%
Investment securities (2)	278,531	9,129	3.28	324,436	9,384	2.89	224,850	3,488	1.55
Dividends from mutual funds, FHLB stock and other investments	6,147	361	5.87	6,315	270	4.28	6,021	120	1.99
Interest-bearing deposits in banks and CDs	146,855	7,905	5.38	167,718	7,143	4.26	482,162	3,576	0.74
Total interest-earning assets	1,811,062	94,825	5.24	1,728,570	79,951	4.63	1,768,668	58,508	3.31
Non-interest-earning assets	81,470			84,205			83,895

Total assets	$1,892,532			$1,812,775			$1,852,563

Interest-bearing liabilities:
NOW checking accounts	$353,000	$5,148	1.46%	$407,679	$3,562	0.87%	$449,574	$650	0.14%
Money market accounts	285,615	9,248	3.24	215,465	1,600	0.74	244,498	766	0.31
Savings accounts	212,562	529	0.25	261,006	415	0.16	278,025	230	0.08
Certificates of deposit accounts	298,039	12,337	4.14	188,534	5,096	2.70	127,277	1,011	0.79
Brokered deposits	44,330	2,397	5.41	11,942	629	5.27	—	—	—
Short-term borrowings	6,394	361	5.65	975	53	5.44	3	—	—
Long-term borrowings (3)	15,820	638	4.03	5,973	237	3.97	1,427	17	1.19
Total interest-bearing liabilities	1,215,760	30,658	2.52	1,091,574	11,592	1.06	1,100,804	2,674	0.24
Non-interest-bearing deposits	427,514			484,795			529,702
Other liabilities	10,865			10,557			10,224
Total liabilities	1,654,139			1,586,926			1,640,730

Shareholders' equity	238,393			225,849			211,833
Total liabilities and shareholders' equity	$1,892,532			$1,812,775			$1,852,563

Net interest income		$64,167			$68,359			$55,834
Interest rate spread			2.72%			3.57%			3.07%
Net interest margin (4)			3.54%			3.95%			3.16%
Ratio of average interest-earning assets to average interest-bearing liabilities			148.97%			158.36%			160.67%
_______________________________________________
(1)Does not include interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (year ended September 30, 2024 - $1,429; year ended September 30, 2023 - $1,373 and year ended September 30, 2022 - $3,600) are included with interest and dividends. Accretion of the fair value discount on loans for the years ended September 30, 2024, 2023 and 2022 of $37, $75 and $182 respectively, is included with interest and dividends.
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

	Year Ended September 30, 2024 Compared to Year Ended September 30, 2023 Increase (Decrease) Due to			Year Ended September 30, 2023 Compared to Year Ended September 30, 2022 Increase (Decrease) Due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
			(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$6,199	$8,077	$14,276	$2,993	$8,837	$11,830
Investment securities	1,163	(1,418)	(255)	3,899	1,997	5,896
Dividends from mutual funds, FHLB stock and other investments	98	(7)	91	144	6	150
Interest-bearing deposits in banks and CDs	1,726	(964)	762	7,236	(3,669)	3,567
Total net change in income on interest-earning assets	9,186	5,688	14,874	14,272	7,171	21,443

Interest-bearing liabilities:
Savings accounts	202	(88)	114	199	(15)	184
Money market accounts	6,973	675	7,648	935	(101)	834
NOW checking accounts	2,117	(531)	1,586	2,978	(66)	2,912
Certificates of deposit accounts	3,760	5,249	9,009	3,860	855	4,715
FHLB borrowings	6	703	709	119	154	273
Total net change in expense on interest-bearing liabilities	13,058	6,008	19,066	8,091	827	8,918
Net change in net interest income	$(3,872)	$(320)	$(4,192)	$6,181	$6,344	$12,525
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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2024, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 12.6%.  At September 30, 2024, the Bank maintained an unused credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which $20.00 million of the $626.04 million available for borrowings with the FHLB was outstanding at September 30, 2024. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2024, the Bank had no outstanding balance on the FRB borrowing line, under which $86.63 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At September 30, 2024, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the years ended September 30, 2024, 2023 and 2022, the Bank originated $251.44 million, $361.79 million and $572.46 million of loans, respectively. At September 30, 2024, the Bank had loan commitments, consisting of undisbursed lines of credit and commitment to extend credit, totaling $146.15 million and undisbursed construction loans in process totaling $69.88 million.  Investment securities purchased during the years ended September 30, 2024, 2023 and 2022 totaled $44.95 million, $32.60 million and $208.78 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2024, 2023 and 2022, the Bank sold $14.75 million, $11.54 million and $73.50 million, respectively, in loans and loan participation interests.  During the years ended September 30, 2024, 2023 and 2022, the Bank received $142.78 million, $177.31 million and $324.23 million, respectively, in loan principal repayments.

The Bank’s liquidity has been impacted by changes in deposit levels. During the year ended September 30, 2024, deposits increased by $86.73 million. During the years ended September 30, 2023 and 2022, deposits decreased by $71.24 million and increased $61.60 million, respectively. Our liquid assets in the form of cash and cash equivalents, CDs held for investment and investment securities available for sale increased to $247.19 million at September 30, 2024 from $185.68 million at September 30, 2023. The increase was primarily a result of increased deposits and a decrease in total investment securities, due to maturities and prepayments outpacing purchases. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Capital expenditures are incurred on an ongoing basis to expand and improve the Bank's product offerings, enhance and modernize technology infrastructure, and to introduce new technology-based products to compete effectively in the various markets. Capital expenditure projects are evaluated based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current objectives, there are no projects scheduled for capital investments in premises and equipment during the fiscal year ending September 30, 2025 that would materially impact liquidity.

For the fiscal year ending September 30, 2025, the Bank projects that fixed commitments will include $336,000 of operating lease payments. There are no scheduled payments and maturities of FHLB borrowings during fiscal year 2025. In addition, at September 30, 2024, there were other future obligations and accrued expenses of $8.82 million. For additional information, see "Note 12 - FHLB Borrowings and Other Borrowings" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to its operating expenses, Timberland Bancorp is responsible for paying dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. At September 30, 2024, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $1.43 million.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.25 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2025 at the rate of $0.25 per share, the average total dividend paid each quarter would be approximately $1.99 million based on the number of current outstanding shares at September 30, 2024.

In addition, from time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 25, 2023, the Company announced the adoption of a stock repurchase program authorizing the repurchase of up to 404,708 shares of Company common stock, of which 155,166 shares remained available for future purchases as of September 30, 2024. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information on the Company’s stock repurchases, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part II of this report.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. At September 30, 2024, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details, see "Note 17 - Regulatory Matters" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report and “Item 1. Business - Regulation of the Bank - Capital Requirements".

New Accounting Pronouncements

For a discussion of new accounting pronouncements and their impact on the Company, see "Note 1-Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The information contained under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Asset and Liability Management” of this Form 10-K is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm (Delap LLP, Lake Oswego, Oregon, PCAOB ID: 116)	66
Consolidated Balance Sheets as of September 30, 2024 and 2023	68
Consolidated Statements of Income for the Years Ended
September 30, 2024, 2023 and 2022	70
Consolidated Statements of Comprehensive Income for the
Years Ended September 30, 2024, 2023 and 2022	72
Consolidated Statements of Shareholders' Equity for the
Years Ended September 30, 2024, 2023 and 2022	73
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2024, 2023 and 2022	75
Notes to Consolidated Financial Statements	77

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Timberland Bancorp, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2024 and 2023, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, "the financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America (U.S.).

Adoption of New Accounting Standard

As described in Notes 1, 3, and 4 to the financial statements, the Company has changed its method of accounting for credit losses effective October 1, 2023 due to the adoption of Accounting Standards Update 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, including all related amendments.

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

Allowance for Credit Losses for Loans

Critical Audit Matter Description

As described in Notes 1 and 4 to the financial statements, the Company's allowance for credit losses for loans as of September 30, 2024, was $17.48 million on a total loan portfolio, net of deferred fees, of $1.44 billion. The allowance for credit losses for loans reflects an estimate of lifetime expected credit losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the Company's loan portfolio.

We identified the Company’s estimate of the allowance for credit losses for loans as a critical audit matter. The principal considerations for our determination of the allowance for credit losses for loans as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

How the Critical Audit Matter Was Addressed in the Audit

The primary audit procedures we performed to address this critical audit matter included the following, among others:

•We obtained an understanding of the relevant controls related to management’s establishment of the qualitative factors, assessment, review and approval of the qualitative factors, and the data used in determining the qualitative factors.
•We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in development of the qualitative factors.
•We tested the completeness and accuracy of the significant inputs into the model including the underlying data used to develop the qualitative factors and forecasts.
•We validated the mathematical accuracy of the calculation.
•We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
•We performed analytical procedures to evaluate the directional consistency of changes that occurred in the allowance for credit losses for loans.

/s/ Delap LLP

We have served as the Company's auditors since 2010.

Lake Oswego, Oregon
December 11, 2024

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

	2024	2023
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$29,071	$25,390
Interest-bearing deposits in banks	135,657	103,331
Total cash and cash equivalents	164,728	128,721

Certificates of deposit (“CDs”) held for investment, at cost	10,209	15,188
Investment securities held to maturity, at amortized cost (net of allowance for credit losses of $60 at September 30, 2024 and $0 at September 30, 2023), (estimated fair value $166,007 and $253,766)	172,097	270,218
Investment securities available for sale, at fair value	72,257	41,771
Investments in equity securities, at fair value	866	811
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,037	3,602
Other investments, at cost	3,000	3,000
Loans held for sale	—	400
Loans receivable, net of allowance for credit losses of $17,478 and $15,817	1,421,523	1,302,305
Premises and equipment, net	21,486	21,642
Accrued interest receivable	6,990	6,004
Bank owned life insurance (“BOLI”)	23,611	22,966
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	451	677
Loan servicing rights, net	1,372	2,124
Operating lease right-of-use ("ROU") assets	1,475	1,772
Other assets	6,242	3,573
Total assets	$1,923,475	$1,839,905

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$413,116	$455,864
Interest-bearing	1,234,552	1,105,071
Total deposits	1,647,668	1,560,935

Operating lease liabilities	1,575	1,867
FHLB borrowings	20,000	35,000
Other liabilities and accrued expenses	8,819	9,030
Total liabilities	1,678,062	1,606,832

Commitments and contingencies (See Note 16)

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Shareholders’ equity	2024	2023
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,960,127 shares issued and outstanding - September 30, 2024 8,105,338 shares issued and outstanding - September 30, 2023	29,862	34,771
Retained earnings	215,531	199,386
Accumulated other comprehensive income (loss)	20	(1,084)
Total shareholders’ equity	245,413	233,073
Total liabilities and shareholders’ equity	$1,923,475	$1,839,905

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2024, 2023 and 2022

	2024	2023	2022
Interest and dividend income
Loans receivable and loans held for sale	$77,430	$63,154	$51,324
Investment securities	9,129	9,384	3,488
Dividends from mutual funds, FHLB stock and other investments	361	270	120
Interest-bearing deposits in banks and CDs	7,905	7,143	3,576
Total interest and dividend income	94,825	79,951	58,508

Interest expense
Deposits	29,659	11,302	2,657
FHLB borrowings	999	290	17
Total interest expense	30,658	11,592	2,674

Net interest income	64,167	68,359	55,834

Provision for (recapture of) credit losses
Provision for credit losses - loans	1,254	2,132	270
Recapture of credit losses - investment securities	(32)	—	—
Recapture of credit losses - unfunded commitments	(71)	—	—
Total provision for credit losses - net	1,151	2,132	270

Net interest income after provision for (recapture of) credit losses	63,016	66,227	55,564

Non-interest income
Net recoveries on investment securities	12	9	22
Gain on sales of investment securities, net	—	95	—
Service charges on deposits	4,062	3,824	3,964
ATM and debit card interchange transaction fees	5,066	5,194	5,210
BOLI net earnings	645	706	613
Gain on sales of loans, net	322	244	1,510
Escrow fees	71	109	211
Valuation recovery on loan servicing rights, net	—	—	119
Other, net	958	959	975
Total non-interest income, net	11,136	11,140	12,624

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2024, 2023 and 2022

	2024	2023	2022
Non-interest expense
Salaries and employee benefits	$23,730	$23,562	$20,816
Premises and equipment	3,998	3,915	3,736
(Gain) loss on sales/dispositions of premises and equipment, net	(2)	(19)	13
Advertising	761	786	695
Other real estate owned ("OREO") and other repossessed assets, net	5	1	(17)
ATM and debit card interchange transaction fees	2,384	1,987	1,943
Postage and courier	538	532	577
Amortization of CDI	226	271	316
State and local taxes	1,322	1,219	1,062
Professional fees	1,317	2,078	1,747
Federal Deposit Insurance Corporation ("FDIC") insurance	833	711	506
Loan administration and foreclosure	521	503	508
Technology and communications	4,264	3,545	2,719
Deposit operations	1,540	1,368	1,235
Other	2,309	2,914	2,770
Total non-interest expense, net	43,746	43,373	38,626

Income before income taxes	30,406	33,994	29,562

Provision for income taxes	6,123	6,876	5,962
Net income	$24,283	$27,118	$23,600

Net income per common share
Basic	$3.02	$3.32	$2.84
Diluted	$3.01	$3.29	$2.82

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2024, 2023 and 2022

	2024	2023	2022
Comprehensive income
Net income	$24,283	$27,118	$23,600
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $291, $(98), and $(209), respectively	1,095	(369)	(781)
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Adjustments related to other factors for which OTTI was previously recognized, net of income taxes of $0, $0, and $0, respectively	—	—	(1)
Accretion of OTTI on investment securities held to maturity, net of income taxes of $2, $1, and $2, respectively	9	2	6

Total other comprehensive income (loss), net of income taxes	1,104	(367)	(776)

Total comprehensive income	$25,387	$26,751	$22,824

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2024, 2023 and 2022

	Common Stock				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings			Total
Balance, September 30, 2021	8,355,469	$42,673	$164,167		$59	$206,899

Net income	—	—	23,600		—	23,600
Other comprehensive loss	—	—	—		(776)	(776)
Repurchase of common stock	(170,237)	(4,583)	—		—	(4,583)
Exercise of stock options	36,720	415	—		—	415
Common stock dividends ($0.87 per common share)	—	—	(7,232)		—	(7,232)
Stock based compensation expense	—	246	—		—	246

Balance, September 30, 2022	8,221,952	38,751	180,535		(717)	218,569

Net income	—	—	27,118		—	27,118
Other comprehensive loss	—	—	—		(367)	(367)
Repurchase of common stock	(185,399)	(4,998)	—		—	(4,998)
Restricted stock grants	26,150	—	—	—	—	—
Exercise of stock options	42,635	698	—		—	698
Common stock dividends ($1.01 per common share)	—	—	(8,267)		—	(8,267)
Stock based compensation expense	—	320	—		—	320

Balance, September 30, 3023	8,105,338	$34,771	$199,386		$(1,084)	$233,073

	Common Stock			Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2023	8,105,338	$34,771	$199,386	$(1,084)	$233,073

Net income	—	—	24,283	—	24,283
Other comprehensive income	—	—	—	1,104	1,104
Repurchase of common stock, net of tax	(218,976)	(5,958)	—	—	(5,958)
Restricted stock grants, net	28,615	—	—	—	—
Exercise of stock options	45,150	659	—	—	659
Common stock dividends ($0.95 per common share)	—	—	(7,650)	—	(7,650)
Stock based compensation expense	—	390	—	—	390
Adoption of ASU 2016-013, net of tax	—	—	(488)	—	(488)

Balance, September 30, 2024	7,960,127	$29,862	$215,531	$20	$245,413

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities
Net income	$24,283	$27,118	$23,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,459	1,381	1,367
Deferred income taxes	(383)	(291)	(177)
Amortization of CDI	226	271	316
Accretion of discount on purchased loans	(37)	(75)	(182)
Stock option compensation expense	390	320	246
Gain on sales of investment securities, net	—	(95)	—
Net recoveries on investment securities	(12)	(9)	(22)
Change in fair value of investments in equity securities	(55)	24	120
Gain on sales of OREO and other repossessed assets, net	—	—	(2)
Accretion of discounts and premiums on securities	(1,051)	(1,223)	(39)
Gain on sales of loans, net	(322)	(244)	(1,510)
(Gain) loss on sales/dispositions of premises and equipment, net	(2)	(19)	13
Provision for credit losses - net	1,151	2,132	270
Loans originated for sale	(14,024)	(10,946)	(55,136)
Proceeds from sales of loans	14,746	11,538	59,115
Amortization of loan servicing rights	894	1,012	1,156
Valuation adjustment on loan servicing rights, net	—	—	(119)
BOLI net earnings	(645)	(627)	(613)
BOLI death benefit in excess of cash surrender value	—	(79)	—
Increase (decrease) in deferred loan origination fees	182	921	(822)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(3,780)	(112)	(1,081)
Net cash provided by operating activities	23,020	30,997	26,500

Cash flows from investing activities
Net decrease in CDs held for investment	4,979	7,706	5,588
Purchase of investment securities held to maturity	(1,919)	(15,602)	(208,778)
Purchase of investment securities available for sale	(43,032)	(16,994)	—
Proceeds from maturities and prepayments of investment securities held to maturity	100,869	13,123	11,661
Proceeds from maturities and prepayments of investment securities available for sale	14,119	7,442	20,448
Proceeds from sales of investment securities available for sale	—	8,927	—
Purchase of FHLB stock	—	(1,408)	(91)
Proceeds from redemption of FHLB stock	1,565	—	—
Increase in loans receivable, net	(121,077)	(172,857)	(163,238)
Purchase of premises and equipment	(1,309)	(1,106)	(911)
Proceeds from sales of OREO and other repossessed assets	—	—	159
Proceeds from sales/dispositions of premises and equipment	8	—	—
Proceeds from death benefit on BOLI	—	546	—
Net cash used in investing activities	(45,797)	(170,223)	(335,162)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from financing activities
Net increase (decrease) in deposits	$86,733	$(71,241)	$61,621
Proceeds from (repayment of) FHLB borrowings	(15,000)	35,000	(5,000)
Proceeds from exercise of stock options	659	698	415
Repurchase of common stock, net of taxes	(5,958)	(4,998)	(4,583)
Payment of dividends	(7,650)	(8,267)	(7,232)
Net cash provided by (used in) financing activities	58,784	(48,808)	45,221

Net increase (decrease) in cash and cash equivalents	36,007	(188,034)	(263,441)

Cash and cash equivalents
Beginning of year	128,721	316,755	580,196
End of year	$164,728	$128,721	$316,755

Supplemental disclosure of cash flow information
Income taxes paid	$6,490	$6,989	$5,450
Interest paid	$29,923	$10,303	$2,700

Supplemental disclosure of non-cash investing and financing activities
Other comprehensive income (loss) related to investment securities	$1,104	$(367)	$(776)
Operating lease liabilities arising from recording of ROU assets	$—	$72	$—
Adjustment to retained earnings, net of deferred tax - adoption of ASU 2016-13	$(488)	$—	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") (“GAAP”) and prevailing practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheets, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses ("ACL"), the valuation of loan servicing rights, the valuation of assets acquired and liabilities assumed in acquisitions and the valuation of goodwill for potential impairment.

Certain prior year amounts have been reclassified to conform to the 2024 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

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

Interest-bearing deposits in banks as of September 30, 2024 and 2023 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $134,234,000 and $84,500,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed the FDIC insurance limit of $250,000 per correspondent bank. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Investment Securities

Investment securities are classified upon acquisition as held to maturity or available for sale. Investments securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of income tax effects. Premiums and discounts are amortized to interest income using the interest method over the contractual lives of the securities. Gains and losses on sales of investment securities are recognized on the trade date and determined using the specific identification method.

The Company analyzes investment securities to determine whether there have been any events or economic circumstances to indicate that a security has incurred a credit-related loss. The Company considers many factors including recent events specific to the issuer or industry, and for securities, external credit ratings and recent downgrades. Credit component losses are reported in allowance for credit losses in the income statement when the present value of expected future cash flows is less than the amortized cost. Noncredit component losses are recorded in other comprehensive income (loss) when the Company (1) does not intend to sell the security or (2) is not more likely than not to have to sell the security prior to the security’s anticipated recovery. If the Company is likely to sell an investment security, any noncredit component losses are recognized and are reported in non-interest income.

Investments in Equity Securities

Investments in equity securities are stated at fair value. Changes in the fair value of investments in equity securities are recorded in other non-interest income.

FHLB Stock

The Bank, as a member of the FHLB, is required to maintain an investment in capital stock of the FHLB in an amount equal to 0.06% of the Bank's total assets, with a maximum of $10.00 million and a minimum of $10,000, plus 4.50% of any borrowings from the FHLB.  No ready market exists for this stock, and it has no quoted market value. However, redemption of FHLB stock has historically been at par value. The Company's investment in FHLB stock is carried at cost, which approximates fair value.

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time that any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2024 and 2023.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Loans Receivable

Loans are stated at the amount of unpaid principal, reduced by the undisbursed portion of construction loans in process, net deferred loan origination fees and the allowance for credit losses ("ACL").

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

Acquired Loans

Purchased loans, including loans acquired in business combinations, are recorded at their estimated fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an ACL is not recorded at the acquisition date. Acquired loans are evaluated upon acquisition and classified as either purchased credit-impaired ("PCI") or purchased non-credit-impaired. PCI loans reflect credit deterioration since origination such that it is probable at acquisition that the Company will be unable to collect all contractually required payments. The excess of the cash flows expected to be collected over a PCI loan's carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the PCI loan using the effective yield method. The excess of the undiscounted contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the Company's estimate of the credit losses expected to occur and would be considered in determining the estimated fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at the purchase date in excess of fair value are adjusted through a change to the accretable yield on a prospective basis. Any subsequent decreases in expected cash flows attributable to credit deterioration are recognized by recording an ACL on loans. PCI loans were insignificant as of September 30, 2024 and 2023.

For purchased non-credit-impaired loans, the difference between the fair value and unpaid principal balance of the loan at the acquisition date is amortized or accreted to interest income over the life of the loans. Any subsequent deterioration in credit quality is recognized by recording an ACL on loans.

Allowance for Credit Losses

ACL on Available for Sale Investment Securities - Available for sale investment securities in an unrealized loss position, are assessed to determine whether the Company intends to sell, or is more likely than not to be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. Investment securities available-for-sale that do not meet the aforementioned criteria, are evaluated to determine whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded, limited by the amount that the fair value is less than the amortized cost basis.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Accrued interest receivable on investment securities available for sale is excluded from the estimate of expected credit losses. Changes in the ACL on investment securities available for sale are recorded as provision for (recapture of) credit losses on the consolidated income statements. Losses are charged against the ACL when it is believed the uncollectibility of an investment security available for sale is confirmed or when either of the criteria regarding intent or requirement to sell is met.

ACL on Held to Maturity Investment Securities - The Company measures expected credit losses on investment securities held to maturity on a pooled, collective basis by major investment security type with similar risk characteristics. A historical lifetime probability of default and severity of loss in the event of default is derived or obtained from external sources and adjusted for the expected effects of reasonable and supportable forecasts over the expected lives of the investment securities on those historical credit losses. Expected credit losses on investment securities in the held to maturity portfolio that do not share similar risk characteristics with any of the pools are individually measured based on net realizable value, or the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the recorded amortized cost basis of the investment securities.

Accrued interest receivable on investment securities held to maturity is excluded from the estimate of expected credit losses. Changes in the ACL on investment securities held to maturity are recorded as provision for (recapture of) credit losses in the consolidated income statements. Losses are charged against the ACL when it is believed the uncollectibility of an investment security held to maturity is confirmed.

ACL on Loans - The Company adopted the new accounting standard for the ACL, commonly referred to as the current expected credit losses ("CECL") methodology, as of October 1, 2023. All disclosures as of and for the year ended September 30, 2024 are presented in accordance with the new accounting standard. The comparative financial periods prior to the adoption of this new accounting standard are presented and disclosed under previously applicable GAAP's incurred loss methodology, which is not directly comparable to the new, CECL methodology. See also, Note 4 - Loan Receivable and Allowance for Credit Losses. As a result of implementing this new accounting standard, there was a one-time adjustment to the fiscal year 2024 opening allowance balance of $461,000 related to loans held for investment. The Company elected not to measure an ACL for accrued interest receivable and elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

The ACL is a estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. For loans that do not share similar risk characteristics and cannot be evaluated on a collective basis, the Company will evaluate the loan individually. The Company estimates the expected credit losses over the loans' contractual term, adjusted for expected prepayments. The ACL is calculated for loan segments utilizing loan level information and relevant information from internal and external sources related to past events and current conditions. Management has adopted the discounted cash flow ("DCF") methodology for all segments. The Company incorporates a reasonable and supportable forecast that utilizes current period national gross domestic product ("GDP") and national unemployment figures. Each of the loan segments are impacted by those factors. Prepayment rates are established for each segment based on historical averages for the segments, which management believes is an accurate presentation of future prepayment activity. Loans that are evaluated individually are not included in the collective analysis. The ACL on loans that are evaluated individually may be estimated based on their expected cash flows, or in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated selling costs.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the ACL. The existence of some or all of the following criteria will generally confirm that loss has been incurred: the loans is significantly delinquent and the borrower has not demonstrated the ability or intent to bring the loan current; the Company has no recourse to the borrower, or if it does the borrower has insufficient assets to pay the debt; and/or the estimated fair value of the loan collateral is significantly below the current loan balance, and there is little or no near-term prospect for improvement.

Management's evaluation of the ACL is based on ongoing, quarterly assessments of the known or inherent risks in the loan portfolio. Loss factors are based on the Company's historical loss experiences with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of the current business cycle, a detailed analysis of individually evaluated loans and other factors as deemed appropriate. Management also assesses the risk related to reasonable

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

and supportable forecasts that are used. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL and may require the Company to make adjustments to the ACL based on their judgment about information available to them at the time of their examinations. The ACL on loans totaled $17,478,000 at September 30, 2024.

ACL for Unfunded Loan Commitments - The Company maintains a separate ACL related to unfunded loan commitments.  Management estimates the amount of expected losses related to unfunded, off-balance sheet commitments over the contractual period in which exposure to credit risk from a contractual obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical utilization. Credit risk associated with the unfunded commitments are consistent with the loss ratio for each loan segment within the ACL for loans. The ACL on unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision for (recapture of) credit losses on the consolidated income statements. The ACL on unfunded loan commitments totaled $327,000 at September 30, 2024.

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

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets. No events or changes in circumstances have occurred during the years ended September 30, 2024 or 2023 that would cause management to re-evaluate the recoverability of the Company’s long-lived assets.

OREO and Other Repossessed Assets

OREO and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the ACL for OREO. The valuation of real estate is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair values of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.

BOLI

BOLI policies are recorded at their cash surrender value less applicable cash surrender charges.  Income from BOLI is recognized when earned.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

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

As of September 30, 2024, management believes that there were no events or changes in the circumstances since May 31, 2024 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or decreases in the Company's stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operation and financial condition.

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
September 30, 2024 and 2023

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2020.

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

Related Party Transactions

The previous Board Chair of the Bank and Timberland Bancorp passed away during the year ended September 30, 2023. He was a member of the law firm that provides general counsel to the Company. Legal and other fees paid to this law firm during the period he served on the Board for the years ended September 30, 2023 and 2022 totaled $24,000 and $48,000, respectively.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

On October 1, 2023, the Company adopted this ASU. The following table sets forth information on the impact of adopting this ASU (dollars in thousands):

	September 30, 2023	October 1, 2023	October 1, 2023
	As Previously Reported (Incurred Loss)	Impact of ASU 2016-13	As Reported Under ASU 2016-13
Assets:
ACL on investment securities	$—	$92	$92
ACL on loans	15,817	461	16,278

Net deferred tax asset	(26)	130	104

Liabilities:
ACL on unfunded commitments	332	65	397

Total equity:	$233,073	$(488)	$232,585

For more information related to the implementation, see Note 3 - Investment Securities, Note 4 - Loans Receivable and Allowance for Credit Losses and Note 16 - Commitments and Contingent Liabilities.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment. This ASU simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity has to perform procedures to determine the fair value of its assets and liabilities (including unrecognized assets and liabilities) at the impairment testing date following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity would then recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity would consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. ASU 2017-04 was effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2022. The adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASU 2016-13): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for trouble debt restructurings ("TDR") for creditors, require new disclosures for creditors for certain loan refinancings and restructurings when a borrower is experiencing financial difficulty, and require public business entities to include current-period gross write-offs in the vintage disclosure tables. This ASU was effective upon adoption of ASU 2016-13. On October 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income tax paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold. The amendment requires on an annual basis a reconciliation broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU on a prospective basis. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. The amendments in this ASU require disclosure, in notes to the

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

financial statements, of specified information about certain costs and expenses. In conjunction with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information will enable investors to better understand the major components of an entity's income statement. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of the ASU to have a material impact on its business operations or the Company's consolidated financial statements.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Note 3 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2024 and 2023 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	ACL
September 30, 2024
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,312	$70	$(4,197)	$88,185	$—
Mortgage-backed securities ("MBS"):
U.S. government agencies	49,481	174	(1,378)	48,277	—
Private label residential	28,479	231	(980)	27,730	55
Municipal securities	1,330	8	—	1,338	—
Bank issued trust preferred securities	495	—	(18)	477	5
Total	$172,097	$483	$(6,573)	$166,007	$60

Available for Sale
U.S. government securities	$3,934	$6	$(1)	$3,939
MBS: U.S. government agencies	68,297	545	(524)	68,318
Total	$72,231	$551	$(525)	$72,257

September 30, 2023
Held to Maturity
U.S. Treasury and U.S. government agency securities	$171,626	$—	$(10,088)	$161,538
MBS:
U.S. government agencies	52,294	—	(3,950)	48,344
Private label residential	44,011	295	(2,611)	41,695
Municipal securities	1,787	—	(47)	1,740
Bank issued trust preferred securities	500	—	(51)	449
Total	$270,218	$295	$(16,747)	$253,766

Available for Sale
MBS: U.S. government agencies	$43,132	$—	$(1,361)	$41,771
Total	$43,132	$—	$(1,361)	$41,771

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2024 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$78,363	$(4,197)	17	$78,363	$(4,197)
MBS:
U.S. government agencies	1	—	1	28,618	(1,378)	44	28,619	(1,378)
Private label residential	804	(6)	1	20,447	(974)	19	21,251	(980)
Bank issued trust preferred securities	—	—	—	477	(18)	1	477	(18)
Total	$805	$(6)	2	$127,905	$(6,567)	81	$128,710	$(6,573)

Available for Sale
U.S. government securities	$1,962	$(1)	1	$—	$—	—	$1,962	$(1)
MBS: U.S. government agencies	11,368	(117)	4	25,751	(407)	23	37,119	(524)
Total	$13,330	$(118)	5	$25,751	$(407)	23	$39,081	$(525)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2023 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$9,455	$(129)	1	$152,082	$(9,959)	26	$161,537	$(10,088)
MBS:
U.S. government agencies	16,432	(549)	13	31,703	(3,401)	51	48,135	(3,950)
Private label residential	1,288	(2)	1	38,205	(2,609)	32	39,493	(2,611)
Municipal securities	—	—	—	1,740	(47)	1	1,740	(47)
Bank issued trust preferred securities	—	—	—	449	(51)	1	449	(51)
Total	$27,175	$(680)	15	$224,179	$(16,067)	111	$251,354	$(16,747)

Available for Sale
MBS:
U.S. government agencies	$10,635	$(308)	3	$30,809	$(1,053)	27	$41,444	$(1,361)
Total	$10,635	$(308)	3	$30,809	$(1,053)	27	$41,444	$(1,361)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

During the year ended September 30, 2024, the Company recorded a $2,000 net realized loss on 14 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2023, the Company recorded a $11,000 net realized loss on 14 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2022, the Company recorded a $1,000 net realized gain on 16 held to maturity investment securities, all of which had been recognized previously as a credit loss.

There were no realized gains or losses on available for sale securities for the year ended September 30, 2024. During the year ended September 30, 2023, the Company recorded a $95,000 realized gain on sale of two available for sale investment securities. There were no realized gains or losses on available for sale investment securities for the year ended September 30, 2022.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits and FHLB collateral totaled $208,810,000 and $201,820,000 at September 30, 2024 and 2023, respectively.

The contractual maturities of debt securities at September 30, 2024 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$27,472	$27,262	$3,934	$3,939
Due after one year to five years	81,840	77,870	2,131	2,130
Due after five years to ten years	1,250	1,277	5,160	5,144
Due after ten years	61,535	59,598	61,006	61,044
Total	$172,097	$166,007	$72,231	$72,257

Credit Quality Indicators and Allowance for Credit Losses

Available for Sale Investment Securities

The Company assesses each available for sale investment security that is an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale investment securities at September 30, 2024 or upon adoption of ASU 2016-13 on October 1, 2023. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are impaired because of their credit quality or related to any issuer or industry specific event. The Company has the ability and intent to hold the investments until the fair value recovers.

Held to Maturity Investment Securities

The Company measures expected credit losses on held to maturity investment securities, which are comprised of U.S. government agency and U.S. government mortgage-backed securities, private label mortgage-backed securities, municipal and other bonds. The Company's agency and mortgage-backed securities that are issued by U.S. government entities and agencies are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no ACL has been established for these securities. The ACL on the private label mortgage-backed securities, municipal, and other bonds within the held to maturity securities schedule is calculated using the probability of default/loss given default ("PD/LGD") method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At September 30, 2024, the ACL on the held to maturity securities portfolio totaled $60,000.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

The following table sets forth information for the year ended September 30, 2024 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Year Ended September 30, 2024
Held to Maturity	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of ) Credit Losses	Ending Allowance
MBS:
Private label residential	$—	$82	$(27)	$55
Bank issued trust preferred securities	—	10	(5)	5
Total	$—	$92	$(32)	$60

The ACL on held to maturity securities is included within investment securities held to maturity on the consolidated balance sheets. Changes in the ACL are recorded through the provision for (recapture of) credit losses on the consolidated income statements.

Accrued interest receivable on held to maturity investment securities totaled $455,000 at September 30, 2024 and is included in accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Held to maturity investment securities are typically classified as non-accrual when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had $51,000 of private label mortgage-backed held to maturity investment securities in non-accrual status at September 30, 2024.

The Company monitors the credit quality of debt securities held to maturity using credit ratings from Moody's, S&P and Fitch. The Company monitors the credit ratings on a quarterly basis.

The following table sets forth the Company's held to maturity investment securities at September 30, 2024 by credit quality indicator (dollars in thousands):

	Credit Ratings
As of September 30, 2024	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,312	$—	$—	$92,312
MBS:
U.S. government agencies	49,481	—	—	49,481
Private label securities	16,277	—	12,202	28,479
Municipal securities	1,230	—	100	1,330
Bank issued trust preferred securities	—	—	495	495
Total held to maturity	$159,300	$—	$12,797	$172,097

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Prior to adopting ASU 2016-13, the Company bifurcated OTTI into (1) amounts related to credit losses which are recognized through earnings and (2) amounts related to all other factors which are recognized as a component of other comprehensive income (loss). To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of the OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield. The revised expected cash flow estimates for individual securities are based primarily on an analysis of the default rates, prepayment speeds and third-party analytic reports. Significant judgment by management was required in this analysis that included, but not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loan. The amounts written off due to credit loss remain and continue to be recovered on a cash basis.

The following table represents a roll forward of the credit loss component of held to maturity investment securities that have been written down for OTTI with the credit loss component recognized in earning for the years ended September 30, 2024, 2023 and 2022 (dollars in thousands):

	2024	2023	2022
Balance, beginning of year	$816	$836	$853

Subtractions:
Net realized gain (losses) previously recorded as credit losses	(2)	(11)	1
Recovery of prior credit loss	(11)	(9)	(18)
Balance, end of year	$803	$816	$836

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Note 4 - Loans Receivable and Allowance for Credit Losses

Loans receivable by portfolio segment consisted of the following at September 30, 2024 and 2023 (dollars in thousands):

	2024	2023
Mortgage loans:
One- to four-family	$299,123	$253,227
Multi-family	177,350	127,176
Commercial	599,219	568,265
Construction – custom and owner/builder	132,101	129,699
Construction – speculative one- to four-family	11,495	17,099
Construction – commercial	29,463	51,064
Construction – multi-family	28,401	57,140
Construction – land development	17,741	18,841
Land	29,366	26,726
Total mortgage loans	1,324,259	1,249,237
Consumer loans:
Home equity and second mortgage	47,913	38,281
Other	3,129	2,772
Total consumer loans	51,042	41,053

Commercial loans:
Commercial business	138,743	135,802
SBA Paycheck Protection Program ("PPP")	260	466
Total commercial loans	139,003	136,268
Total loans receivable	1,514,304	1,426,558
Less:
Undisbursed portion of construction loans in process	69,878	103,194
Deferred loan origination fees, net	5,425	5,242
Allowance for credit losses	17,478	15,817
	92,781	124,253
Loans receivable, net	$1,421,523	$1,302,305

Loans receivable at September 30, 2024 and 2023 are reported net of unamortized discounts totaling $155,000 and $192,000, respectively.

Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2024, the Company had $1,372,172,000 (including $69,878,000 of undisbursed construction loans in process) in loans secured by real estate, which represented 90.69% of total loans receivable. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property types. At September 30, 2024, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Company typically originates real estate loans with loan-to-value ratios of no greater than 85%.  Collateral and/or guarantees are required for all loans.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Related Party Loans

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business. Such related party loans were performing according to their repayment terms at September 30, 2024 and 2023. Activity in related party loans during the years ended September 30, 2024, 2023 and 2022 was as follows (dollars in thousands):

	2024	2023	2022
Balance, beginning of year	$102	$50	$466
New loans or borrowings	623	61	40
Repayments and reclassifications	(198)	(9)	(456)
Balance, end of year	$527	$102	$50

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
September 30, 2024 and 2023

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

Construction Lending – Speculative One- To Four-Family: Speculative one-to four-family construction loans are made to home builders and are termed “speculative,” because the home builder does not have, at the time of the loan origination, a signed contract with a home buyer who has a commitment for permanent financing with the Company or another lender for the finished home. The home buyer may be identified either during or after the construction period.

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
September 30, 2024 and 2023

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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At September 30, 2024, one loan was classified as doubtful. At September 30, 2023, there were no loans classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2024 and 2023, there were no loans classified as loss.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

The following table sets forth the Company's loan portfolio at September 30, 2024 by risk attribute and year of origination as well as current period gross charge-offs (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$12,941	$66,671	$113,834	$48,120	$19,053	$36,659	$—	$297,278
Watch	—	1,796	—	—	—	—	—	1,796
Substandard	—	—	—	—	—	49	—	49
Total one- to four-family	$12,941	$68,467	$113,834	$48,120	$19,053	$36,708	$—	$299,123

Multi-family
Risk Rating
Pass	$13,136	$19,440	$39,673	$33,144	$27,029	$43,759	$1,169	$177,350
Total multi-family	$13,136	$19,440	$39,673	$33,144	$27,029	$43,759	$1,169	$177,350

Commercial real estate
Risk Rating
Pass	$23,758	$73,005	$126,939	$91,035	$55,498	$194,273	$8,799	$573,307
Watch	—	944	—	—	4,201	10,548	—	15,693
Special Mention	—	—	—	—	—	4,401	—	4,401
Substandard	—	—	—	—	—	5,818	—	5,818
Total commercial real estate	$23,758	$73,949	$126,939	$91,035	$59,699	$215,040	$8,799	$599,219

Construction-custom & owner/builder
Risk Rating
Pass	$38,303	$29,159	$778	$—	$—	$—	$—	$68,240
Watch	221	3,239	5,848	2,861	429	436	—	13,034
Total construction-customer & owner/builder	$38,524	$32,398	$6,626	$2,861	$429	$436	$—	$81,274

Construction-speculative one-to four-family
Risk Rating
Pass	$5,039	$2,412	$—	$—	$—	$—	$—	$7,451
Total construction-speculative one-to four-family	$5,039	$2,412	$—	$—	$—	$—	$—	$7,451

Construction-commercial
Risk Rating
Pass	$6,006	$16,349	$1,457	$—	$—	$—	$—	$23,812
Total construction-commercial	$6,006	$16,349	$1,457	$—	$—	$—	$—	$23,812

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
Construction-multi-family
Risk Rating
Pass	$588	$20,169	$—	$—	$—	$—	$—	$20,757
Total construction-multi-family	$588	$20,169	$—	$—	$—	$—	$—	$20,757

Construction-land development
Risk Rating
Pass	$1,673	$2,807	$—	$—	$—	$—	$—	$4,480
Watch	$—	$—	$11,549	$—	$—	$—	$—	$11,549
Total construction-land development	$1,673	$2,807	$11,549	$—	$—	$—	$—	$16,029

Land
Risk Rating
Pass	$10,287	$4,828	$6,588	$4,004	$766	$1,954	$458	$28,885
Watch	—	—	—	—	—	481	—	481
Total land	$10,287	$4,828	$6,588	$4,004	$766	$2,435	$458	$29,366

Home equity
Risk Rating
Pass	$5,820	$4,716	$1,990	$252	$573	$2,097	$31,766	$47,214
Substandard	—	—	—	—	—	81	618	699
Total home equity	$5,820	$4,716	$1,990	$252	$573	$2,178	$32,384	$47,913

Other consumer
Risk Rating
Pass	$1,744	$441	$241	$57	$8	$501	$71	$3,063
Watch	—	—	—	—	—	65	1	66
Total other consumer	$1,744	$441	$241	$57	$8	$566	$72	$3,129
Current period gross write-offs	$6	$1	$—	$—	$—	$—	$2	$9

Commercial business
Risk Rating
Pass	$16,129	$19,910	$35,117	$8,588	$7,589	$4,775	$43,444	$135,552
Watch	—	—	202	36	696	6	180	1,120
Substandard	—	1,352	—	—	—	517	—	1,869
Doubtful	—	202	—	—	—	—	—	202
Total commercial business	$16,129	$21,464	$35,319	$8,624	$8,285	$5,298	$43,624	$138,743
Current period gross write-offs	$—	$79	$—	$—	$—	$13	$—	$92

SBA PPP
Risk Rating
Pass	$—	$—	$—	$224	$36	$—	$—	$260
Total SBA PPP	$—	$—	$—	$224	$36	$—	$—	$260

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
Total loans receivable, gross (net of construction LIP)
Risk Rating
Pass	$135,424	$259,907	$326,617	$185,424	$110,552	$284,018	$85,707	$1,387,649
Watch	221	5,979	17,599	2,897	5,326	11,536	181	43,739
Special Mention	—	—	—	—	—	4,401	—	4,401
Substandard	—	1,352	—	—	—	6,465	618	8,435
Doubtful	—	202	—	—	—	—	—	202
Total loans receivable	$135,645	$267,440	$344,216	$188,321	$115,878	$306,420	$86,506	$1,444,426
Current period gross charge-off	$6	$80	$—	$—	$—	$13	$2	$101

Allowance for Credit Losses

During the year ended September 30, 2024, the ACL on loans increased $1,661,000 due primarily to a provision for credit losses on loans of $1,254,000 and a $461,000 upward adjustment related to the adoption of ASU 2016-13. The provision for credit losses on loans recognized during the year ended September 30, 2024 was primarily due to growth in balances of collectively evaluated loans.

The following table sets forth information for the year ended September 30, 2024 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Credit Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,417	$(408)	$580	$—	$43	$2,632
Multi-family	1,156	(120)	272	—	—	1,308
Commercial	7,209	(494)	219	—	—	6,934
Construction – custom and owner/builder	750	542	36	—	—	1,328
Construction – speculative one- to four-family	148	(16)	(4)	—	—	128
Construction – commercial	316	176	45	—	—	537
Construction – multi-family	602	204	(350)	—	—	456
Construction – land development	274	25	36	—	—	335
Land	406	318	69	—	—	793
Consumer loans:
Home equity and second mortgage	519	(243)	72	—	—	348
Other	53	(7)	2	(9)	—	39
Commercial business loans	1,967	484	277	(92)	4	2,640
Total	$15,817	$461	$1,254	$(101)	$47	$17,478

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

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

The following table sets forth the information for the year ended September 30, 2022 regarding activity in the allowance for loan losses by portfolio (dollars in thousands):

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

The following table presents information on loans evaluated individually and collectively for impairment in the allowance for loan losses by portfolio segment at September 30, 2023 (dollars in thousands) prior to the adoption of ASU 2016-13:

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

Non-Accrual Loans

When a loan is 90 days delinquent the accrual of interest is generally discontinued and the loan is placed on non-accrual. All interest accrued but not collected for loans placed on non-accrual is reversed out of interest income. Generally, payments received on non-accrual loans are applied to reduce the outstanding principal balance of the loan. At times interest may be accounted for on a cash basis, depending on the collateral value and the borrower's payment history. A loan is generally not returned to accrual status until all delinquent principal, interest and late fees have been brought current and the borrower demonstrates repayment ability over a period of not less than six months and all taxes are current.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2024 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$—	$49	$—	$49	$299,074	$299,123
Multi-family	—	—	—	—	—	177,350	177,350
Commercial	—	—	1,158	—	1,158	598,061	599,219
Construction – custom and owner/ builder	—	—	—	—	—	81,274	81,274
Construction – speculative one- to four-family	—	—	—	—	—	7,451	7,451
Construction – commercial	—	—	—	—	—	23,812	23,812
Construction – multi-family	—	—	—	—	—	20,757	20,757
Construction – land development	—	—	—	—	—	16,029	16,029
Land	—	—	—	—	—	29,366	29,366
Consumer loans:
Home equity and second mortgage	—	—	618	—	618	47,295	47,913
Other	—	1	—	—	1	3,128	3,129
Commercial business loans	424	169	2,060	—	2,653	136,090	138,743
SBA PPP loans	—	—	—	—	—	260	260
Total	$424	$170	$3,885	$—	$4,479	$1,439,947	$1,444,426
__________________
(1)Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2023 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$—	$368	$—	$368	$252,859	$253,227
Multi-family	—	—	—	—	—	127,176	127,176
Commercial	—	—	683	—	683	567,582	568,265
Construction – custom and owner/ builder	151	—	—	—	151	73,088	73,239
Construction – speculative one- to four-family	—	—	—	—	—	9,361	9,361
Construction – commercial	—	—	—	—	—	26,030	26,030
Construction – multi-family	—	—	—	—	—	45,890	45,890
Construction – land development	—	—	—	—	—	16,129	16,129
Land	—	—	—	—	—	26,726	26,726
Consumer loans:							—
Home equity and second mortgage	—	—	177	—	177	38,104	38,281
Other	—	—	—	—	—	2,772	2,772
Commercial business loans	—	—	286	—	286	135,516	135,802
SBA PPP loans	—	—	—	—	—	466	466
Total	$151	$—	$1,514	$—	$1,665	$1,321,699	$1,323,364
___________________
(1)Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

At September 30, 2024, the Company had $1,825,000 of non-accrual loans with an ACL of $506,000 and $2,060,000 of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of September 30, 2024 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four- family	$49	$—
Commercial	1,158	—
Construction - custom and owner/builder	—	—
Consumer loans:
Home equity and second mortgage	618	—
Commercial business loans	2,060	506
Total	$3,885	$506

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

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

Impaired Loans
Prior to the adoption of CECL, a loan was considered impaired when it was probable that the Company would be unable to collect all amounts (principal and interest) when due according to the original contract terms of the loan agreement. Smaller balance homogeneous loans, such as residential mortgage loans and consumer loans, may be collectively evaluated for impairment. When a loan was identified as being impaired, the amount of the impairment was measured by using discounted cash flows, except when, as an alternative, the current estimated fair value of the collateral (reduced by estimated costs to sell, if applicable) or observable market price was used. The valuation of real estate is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair value of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time that such information is received. When the estimated net realizable value of the impaired loan is less that the recorded investment of the loan (including accrued interest and net deferred loan origination fees or costs), impairment is recognized by creating or adjusting an allocation of the allowance for credit losses, and uncollected accrued interest is reversed against interest income. If ultimate collection of the loan is in doubt, all cash receipts on impaired loans are applied to reduce the principal balance. The categories of non-accrual loans and impaired loans overlap, although they are not identical.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

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
September 30, 2024 and 2023

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

On October 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (ASU 2016-13). This ASU eliminated the accounting guidance for TDR loans for creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. No loans to borrowers experiencing financial difficulty were modified in the years ended September 30, 2024 and 2023. At September 30, 2023, the Company had $2.50 million of TDRs, all of which were paying as agreed. There were no defaults in these loans during the years ended September 30, 2024 and 2023.

In accordance with the Company's policy guidelines, unsecured loans are generally charged-off when no payments have been received for three consecutive months unless an alternative action plan is in effect. The outstanding balance of a secured loan that is in excess of the net realizable value is generally charged-off if no payments are received for four or five consecutive months. However, charge-offs are postponed if alternative proposals to restructure, obtain additional guarantors, obtain additional assets as collateral or a potential sale of the underlying collateral would result in full repayment of the outstanding loan balance. Once other potential sources of repayment are exhausted, the impaired portion of the loan is charged-off. Regardless of whether a loan is unsecured or collateralized, once an amount is determined to be a confirmed loss it is charged off.

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2024 and 2023 (dollars in thousands):

	2024	2023
Land	$5,404	$5,404
Buildings and improvements	25,592	25,178
Furniture and equipment	11,316	10,715
Property held for future expansion	116	116
Construction and purchases in progress	222	177
	42,650	41,590
Less accumulated depreciation	21,164	19,948
Premises and equipment, net	$21,486	$21,642

Note 6 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2024 and 2023 (dollars in thousands):

	2024		2023
	Amount	Number	Amount	Number
Balance, beginning of year	$—	2	$—	2
Sales	—	(1)	—	—
Balance, end of year	$—	1	$—	2

At September 30, 2024, OREO and other repossessed assets consisted of one OREO property in Washington with no book value. At September 30, 2023, OREO and other repossessed assets consisted of two OREO properties in Washington with no book value. During the year ended September 30, 2024, the Company transferred one OREO property with no value, to the business association that manages the surrounding properties. The Company did not record a net gain or loss on sale of OREO for the years ended September 30, 2024 and 2023. For the year ended September 30, 2022, the Company recorded net gains on sales of OREO and other repossessed assets of $2,000. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

At September 30, 2024, and 2023 there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession, and there were no one- to four-family properties in the process of foreclosure.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Note 7 - Goodwill and CDI

Goodwill
There were no changes to the recorded amount of goodwill for both years ended September 30, 2024 and 2023.

CDI
The CDI amortization expense totaled $226,000, $271,000 and $316,000 for the years ended September 30, 2024, 2023 and 2022, respectively.

Amortization expense for the CDI for fiscal years ending subsequent to September 30, 2024 is estimated to be as follows (dollars in thousands):

2025	$181
2026	135
2027	90
2028	45
Total	$451

Note 8 - Loan Servicing Rights

The Company services one- to four-family mortgage loans for Freddie Mac and also provides servicing for secondary market purchasers of the guaranteed portion of SBA loans; such loans are not included in the accompanying consolidated balance sheets. The principal amount of loans serviced for Freddie Mac at September 30, 2024, 2023 and 2022 was $369,077,000, $384,619,000 and $406,727,000, respectively. The guaranteed principal amount of SBA loans serviced for others at September 30, 2024, 2023 and 2022 was $1,482,000, $1,882,000 and $3,560,000, respectively.

The following is an analysis of the changes in Freddie Mac loan servicing rights for the years ended September 30, 2024, 2023 and 2022 (dollars in thousands):

	2024	2023	2022
Balance, beginning of year	$2,124	$3,020	$3,438
Additions	142	113	578
Amortization	(894)	(1,009)	(1,115)
Valuation recovery	—	—	119
Balance, end of year	$1,372	$2,124	$3,020

At September 30, 2024, 2023 and 2022, the estimated fair value of Freddie Mac servicing rights totaled $4,655,000, $5,469,000 and $5,547,000, respectively. The Freddie Mac servicing rights' fair values at September 30, 2024, 2023 and 2022 were estimated using discounted cash flow analyses with average discount rates of 10.00%, 9.50% and 9.50%, and average conditional prepayment rates of 7.03%, 6.23% and 6.31%, respectively. At September 30, 2024, 2023 and 2022, there was no valuation allowance.

At September 30, 2024 there were no SBA servicing rights and as of September 30, 2023, and 2022, the servicing rights were insignificant. There was no valuation allowance on SBA servicing rights at September 30, 2024, 2023 and 2022.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Note 9 - Leases

At September 30, 2024, the Company has operating leases for two retail bank branch offices and an administrative office. The Company's leases have remaining lease terms of two to seven years, which include options to extend the leases for up to five years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU assets and lease liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the years ended September 30, 2024, 2023 and 2022 (dollars in thousands):

Lease cost:	2024	2023	2022
Operating lease cost	$380	$354	$371
Short-term lease cost	—	—	—
Total lease cost	$380	$354	$371

The following table provides supplemental information related to operating leases at or for the years ended September 30, 2024, 2023 and 2022 (dollars in thousands):

	2024		2023		2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$332		$316		$342
Weighted average remaining lease term-operating leases	5.94	yrs	6.69	yrs	7.67	yrs
Weighted average discount rate-operating leases	2.34%		2.33%		2.25%

The Company's leases typically do not contain a discount rate implicit in the lease contracts. As an alternative, the weighted average discount rate is used to estimate the present value of future lease payments in calculating the value of the ROU asset.

Maturities of operating lease liabilities at September 30, 2024 for the five fiscal years ending subsequent to September 30, 2024 and thereafter, are as follows (dollars in thousands):

2025	$336
2026	304
2027	232
2028	219
2029	218
Thereafter	383
Total lease payments	1,692
Less imputed interest	117
Total	$1,575

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Note 10 - Deposits

Deposits consisted of the following at September 30, 2024 and 2023 (dollars in thousands):

	2024	2023
Non-interest-bearing demand	$413,116	$455,864
NOW checking	333,329	386,730
Savings	205,993	228,366
Money market	326,922	189,875
Certificates of deposit	368,308	300,100
Total	$1,647,668	$1,560,935

Individual certificates of deposit in amounts of $250,000 or greater totaled $113,579,000 and $91,714,000 at September 30, 2024 and 2023, respectively. The Company had brokered deposits totaling $48,759,000 and $38,165,000 at September 30, 2024 and 2023, respectively. The Company had reciprocal deposits totaling $93,464,000 and $70,764,000 at September 30, 2024 and 2023, respectively.

Scheduled maturities of certificates of deposit for fiscal years ending subsequent to September 30, 2024 are as follows (dollars in thousands):

2025	$313,823
2026	24,644
2027	9,570
2028	8,217
2029	11,421
Thereafter	633
Total	$368,308

Interest expense on deposits by account type was as follows for the years ended September 30, 2024, 2023 and 2022 (dollars in thousands):

	2024	2023	2022
NOW checking	$5,148	$3,561	$650
Savings	529	415	230
Money market	9,248	1,601	767
Certificates of deposit	14,734	5,725	1,010
Total	$29,659	$11,302	$2,657

Note 11 – FHLB Borrowings and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines up to 45% of the Bank’s total assets, limited by available collateral. At September 30, 2024, the Bank had a borrowing capacity of $626,041,000 prior to outstanding borrowings. The Bank had $20,000,000 long-term and no short-term FHLB borrowings outstanding at September 30, 2024. The long-term borrowings consisted of three borrowings, which mature at various dates during the 2026 fiscal year and bear interest rates ranging from 3.95% - 4.03%. The Bank had $15,000,000 long-term and $20,000,000 short-term FHLB borrowings outstanding at September 30, 2023. The long term borrowings consisted of two borrowings, with scheduled maturities in May 2026, and each bears interest at 3.95%. The short-term borrowings consisted of three borrowings, which matured at various dates during the 2024 fiscal year and bore interest at rates ranging from 5.52% to 5.57%. Under the Advances, Pledge and Security Agreement entered into with the FHLB ("FHLB Borrowing Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for borrowings under the FHLB Borrowing Agreement.

The Bank also maintained two short-term borrowing lines with the FRB during the years ended September 30, 2024 and 2023, with total credit based on eligible collateral: Borrower-in-custody ("BIC") and Bank Term Funding Program ("BTFP"). At

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

September 30, 2024, the Bank had a borrowing capacity on the BIC line of $86,634,000, with no outstanding borrowings at September 30, 2024 and 2023. At September 30, 2024, the Bank did not have a balance on the BTFP line, the borrowing program was discontinued by the FRB in March of 2024. At September 30, 2023, the Bank had a borrowing capacity on the BTFP line of $57,000,000, with no outstanding borrowings at September 30, 2023.

The Bank has a short-term $50,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. The Bank had no outstanding borrowings on this line at both September 30, 2024 and 2023.

Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2024 and 2023 (dollars in thousands):

	2024	2023
Accrued deferred compensation, profit sharing plans and bonuses payable	$2,483	$2,641
Accrued interest payable on deposits	2,132	1,397
Accounts payable and accrued expenses - other	4,204	4,992
Total other liabilities and accrued expenses	$8,819	$9,030

Note 13 - Income Taxes

The components of the provision for income taxes for the years ended September 30, 2024, 2023 and 2022 were as follows (dollars in thousands):

	2024	2023	2022
Current:
Federal	$6,506	$7,167	$6,139
Deferred	(383)	(291)	(177)
Provision for income taxes	$6,123	$6,876	$5,962

At September 30, 2024 and 2023, the Company had income tax receivable of $80,000 and $107,000, respectively, which is included in other assets in the accompanying consolidated balance sheets.

The components of the Company’s deferred tax assets and liabilities at September 30, 2024 and 2023 were as follows (dollars in thousands):

	2024	2023
Deferred Tax Assets
Allowance for credit losses	$3,739	$3,392
Allowance for OREO losses	5	5
OTTI credit impairment on investment securities	50	50
Accrued interest on loans	69	58
Deferred compensation and bonuses	163	217
Operating lease liabilities	331	392
Net unrealized losses on investment securities and investments in equity securities	5	288
Other	70	85
Total deferred tax assets	4,432	4,487

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

	2024	2023
Deferred Tax Liabilities
Goodwill	1,187	1,187
Loan servicing rights	288	446
Depreciation	815	906
Loan fees/costs	1,044	983
Prepaid expenses	159	172
Purchase accounting adjustment	110	159
Operating lease ROU assets	310	372
Other	27	—
Total deferred tax liabilities	3,940	4,225

Net deferred tax assets	$492	$262

Deferred tax assets are included in other assets, and deferred tax liabilities are included in other liabilities and accrued expenses in the accompanying consolidated balance sheets.

No valuation allowance for deferred tax assets was recorded as of September 30, 2024 and 2023, as management believes that it is more likely than not that all of the deferred tax assets will be realized based on management's expectations of future taxable income.

The provision for income taxes for the years ended September 30, 2024, 2023 and 2022 differs from that computed at the federal statutory corporate tax rate as follows (dollars in thousands):

	2024	2023	2022
Expected federal income tax provision at statutory rate	$6,385	$7,139	$6,208
BOLI income	(135)	(148)	(129)
Dividends on Employee Stock Ownership Plan ("ESOP") stock	(58)	(71)	(70)
Stock based compensation tax effect	(37)	(66)	(34)
Other, net	(32)	22	(13)
Provision for income taxes	$6,123	$6,876	$5,962

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

As of September 30, 2024, an aggregate of 785,839 ESOP shares, which were previously released for allocation to participants, had been distributed to participants.

Total shares held by the ESOP as of September 30, 2024, 2023 and 2022 were 272,161, 317,094 and 372,559, respectively.

There was no compensation expense recognized for the ESOP for the years ended September 30, 2024, 2023 and 2022.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established under the Internal Revenue Code. Contributions by the Bank are at the discretion of the Board except for a safe harbor contribution of 3% of eligible employees' wages, which is mandatory according to the plan document. Bank contributions totaled $1,084,000, $1,039,000 and $942,000 for the years ended September 30, 2024, 2023 and 2022, respectively.

Note 15 - Stock Compensation Plans

The Company has two active stock compensation plans: the 2014 Equity Incentive Plan and the 2019 Equity Incentive Plan. Under the Company's 2014 Equity Incentive Plan, the Company may grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, the Company may grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees and officers and 50,000 shares are reserved to be awarded to directors and directors emeriti. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in equal annual installments commencing on the first anniversary of the grant date. Stock options generally vest over a five year period from the date of the grant with a maximum contractual term of ten years from the date of the grant.  Restricted stock grants generally vest over a three or five-year term from the date of grant. At September 30, 2024, there were 15,576 and 154,655 shares of common stock available for future grants under the 2014 and 2019 Equity Incentive Plans, respectively.

Stock option activity for the years ended September 30, 2024, 2023 and 2022 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2021	406,815	$21.62
Options granted	74,000	27.40
Options exercised	(36,720)	11.31
Options forfeited	(22,170)	26.01
Outstanding September 30, 2022	421,925	23.30
Options granted	1,000	33.40
Options exercised	(42,635)	16.38
Options forfeited	(11,140)	27.26
Outstanding September 30, 2023	369,150	24.00
Options granted	—	—
Options exercised	(45,150)	14.61
Options forfeited	(17,760)	27.07
Outstanding September 30, 2024	306,240	$25.21

The aggregate intrinsic value of options exercised during the years ended September 30, 2024, 2023 and 2022 was $655,000, $632,000 and $605,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the rate of a U.S. Treasury security with a similar term as the expected life of the stock option at the particular grant date. The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time that the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends. The expected volatility is based on historical volatility of the Company’s stock price. There were 74,000 options granted during the year ended September 30, 2022 with an aggregate grant date fair value of $508,000. There were 1,000 options granted during the year ended September 30, 2023 with an aggregate grant date fair value of $9,000. There were no options granted during the year ended September 30, 2024.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

The weighted average assumptions for options granted during the years ended September 30, 2023 and 2022 were as follows:

	2023	2022
Expected volatility	33%	33%
Expected life (in years)	5	5
Expected dividend yield	2.99%	3.61%
Risk free interest rate	3.58%	4.17%
Grant date fair value per share	$8.65	$6.87

There were 43,690 options that vested during the year ended September 30, 2024 with a total fair value of $235,000. There were 59,990 options that vested during the year ended September 30, 2023 with a total fair value of $316,000. There were 52,960 options that vested during the year ended September 30, 2022 with a total fair value of $239,000.

At September 30, 2024, there were 77,230 unvested options with an aggregate grant date fair value of $468,000, all of which the Company assumes will vest. The unvested options had an aggregate intrinsic value of $312,000 at September 30, 2024.
At September 30, 2023, there were 130,120 unvested options with an aggregate grant date fair value of $756,000.

Additional information regarding options outstanding at September 30, 2024 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
10.26	-	10.71	20,750	$10.62	0.8	20,750	$10.62	0.8
15.67	-	19.13	55,450	16.60	5.1	44,520	16.53	4.8
26.50	-	27.40	97,220	27.32	7.0	57,320	27.26	6.4
28.23	-	29.69	99,900	28.78	5.5	74,300	28.97	5.0
31.80	-	33.40	32,920	31.85	4.1	32,120	31.60	4.0
			306,240	$25.21	5.4	229,010	$24.86	4.8

The aggregate intrinsic value of options outstanding at September 30, 2024, 2023 and 2022 was $1,599,000, $1,518,000 and $2,130,000, respectively.

As of September 30, 2024, unrecognized compensation cost related to non-vested stock options was $490,000, which is expected to be recognized over a weighted average period of 1.76 years. Total stock option compensation expense for the years ended September 30, 2024 and 2023 was $233,000 and $320,000, respectively.

During the year ended September 30, 2024, the Company granted a total of 28,815 shares of restricted stock from the 2019 plan subject to time-based vesting. During the year ended September 30, 2023, the Company granted a total of 26,150 shares of restricted stock from the 2019 Plan subject to time-based vesting. As of and for the year ended September 30, 2022 , there were no unvested restricted stock awards outstanding or restricted stock grants awarded.

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At September 30, 2024, unrecognized compensation cost related to unvested restricted stock awards was $1,435,000, which is expected to be recognized over a weighted average period of 2.53 years. Total compensation expense related to restricted stock awards for the year ended September 30, 2024 was $157,000.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

The following table presents the activity related to restricted stock for the years ended September 30, 2024 and 2023:

	Time Based
	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding, September 30, 2022	—	$—
Granted	26,150	27.37
Forfeited	—	—
Issued	—	—
Outstanding, September 30, 2023	26,150	27.37
Granted	28,815	30.62
Forfeited	(200)	27.37
Issued	(5,750)	27.37
Outstanding, September 30, 2024	49,015	$29.28

Note 16 - Commitments and Contingencies

In the normal course of business, the Company is party to financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit.  These instruments involve, to varying degrees, elements of credit risk not recognized in the consolidated balance sheets. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

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

A summary of the Company’s commitments at September 30, 2024 and 2023 is as follows (dollars in thousands):

	2024	2023
Undisbursed portion of construction loans in process (see Note 4)	$69,878	$103,194
Undisbursed lines of credit	119,858	141,537
Commitments to extend credit	26,293	31,667

The Company maintains a separate ACL related to unfunded loan commitments.  Management estimates the amount of expected losses related to unfunded, off-balance sheet commitments over the contractual period in which exposure to credit risk from a contractual obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical utilization. Credit risk associated with the unfunded commitments is consistent with the loss ratio for each loan segment within the ACL for loans. The ACL on unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision for (recapture of) credit losses on the consolidated income statements. The ACL on unfunded loan commitments totaled $327,000 at September 30, 2024

Prior to the adoption of CECL the Company maintained a separate reserve for losses related to unfunded loan commitments. Management estimated the amount of probable losses related to unfunded loan commitments by applying the loss factors used in the allowance for loan loss methodology to an estimate of the expected amount and funded and applied this adjusted factor to the unused portion of loan commitments. The reserve for unfunded loan commitments totaled $332,000 at September 30,

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

2023. This amount was included in other liabilities and accrued expenses in the accompanying consolidated balance sheets. Increases (decreases) in the reserve for unfunded loan commitments were recorded in non-interest expense in the accompanying consolidated statements of income.

The following table sets forth information for the years ended September 30, 2024 and 2023 regarding activity in the ACL (reserve for loss) on unfunded loan commitments (dollars in thousands):

	Year Ended September 30, 2024	Year Ended September 30, 2023
Beginning ACL	$332	$305
Impact of adopting CECL (ASU 2016-13)	66	—
(Recapture of) provision for credit losses	(71)	27
Ending ACL	$327	$332

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

Timberland Bancorp has employment agreements with the Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer and Chief Technology Officer which provide for a severance payment and other benefits if the officers are involuntarily terminated following a change in control of Timberland Bancorp or the Bank. The maximum value of the severance benefits under the employment agreements is 2.99 times the officer's average annual compensation during the five-year period prior to the effective date of the change in control.

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

The minimum requirements are a common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At September 30, 2024, the Bank's CET1 capital exceeded the required capital conservation buffer.

At September 30, 2024 and 2023, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2024 and 2023 under the regulations of the FDIC. The following tables compare the Bank’s actual capital amounts at September 30, 2024 and 2023 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
September 30, 2024	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$229,206	12.0%	$76,319	4.0%	$95,399	5.0%
Risk-based Capital Ratios:
CET1	229,206	18.0	57,318	4.5	82,793	6.5
Tier 1 capital	229,206	18.0	76,424	6.0	101,899	8.0
Total capital	245,152	19.3	101,899	8.0	127,374	10.0

September 30, 2023
Leverage Capital Ratio:
Tier 1 capital	$218,749	12.0%	$72,983	4.0%	$91,229	5.0%
Risk-based Capital Ratios:
CET1	218,749	18.0	54,549	4.5	78,792	6.5
Tier 1 capital	218,749	18.0	72,731	6.0	96,975	8.0
Total capital	233,914	19.3	96,975	8.0	121,219	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2024, Timberland Bancorp would have exceeded all regulatory requirements.

The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp at September 30, 2024 and 2023 assuming that Timberland Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets (dollars in thousands):

	2024		2023
	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$231,092	12.1%	$219,851	12.1%
Risk-based Capital Ratios:
CET1	231,092	18.1	219,851	18.1
Tier 1 capital	231,092	18.1	219,851	18.1
Total capital	247,044	19.4	235,023	19.4

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Note 18 - Condensed Financial Information - Parent Company Only
Condensed Balance Sheets - September 30, 2024 and 2023
(dollars in thousands)

	2024	2023
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$1,430	$517
Total cash and cash equivalents	1,430	517

Investment securities held to maturity, at amortized cost (net of allowance for credit losses of $5 at September 30, 2024 and $0 at September 30, 2023) (estimated fair value of $477 and $449)	495	500
Investment in Bank	243,527	232,145
Other assets	94	51
Total assets	$245,546	$233,213

Liabilities and shareholders’ equity
Accrued expenses	$133	$140
Shareholders’ equity	245,413	233,073
Total liabilities and shareholders’ equity	$245,546	$233,213

Condensed Statements of Income - Years Ended September 30, 2024, 2023 and 2022
(dollars in thousands)

	2024	2023	2022
Operating income
Interest on deposits in banks	$—	$—	$3
Interest on investment securities	24	24	24
Dividends from Bank	14,000	11,400	10,255
Total operating income	14,024	11,424	10,282

Operating expenses	328	351	303

Income before income taxes and equity in undistributed income of Bank	13,696	11,073	9,979
Benefit for income taxes	(145)	(148)	(139)

Income before undistributed income of Bank	13,841	11,221	10,118

Equity in undistributed income of Bank	10,442	15,897	13,482
Net income	$24,283	$27,118	$23,600

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Condensed Statements of Cash Flows - Years Ended September 30, 2024, 2023 and 2022
(dollars in thousands)

	2024	2023	2022
Cash flows from operating activities
Net income	$24,283	$27,118	$23,600
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(10,442)	(15,897)	(13,482)
Stock option compensation expense	390	320	246
Other, net	(50)	100	16
Net cash provided by operating activities	14,181	11,641	10,380

Cash flows from investing activities
Investment in Bank	(319)	(267)	(202)
Net cash used in investing activities	(319)	(267)	(202)

Cash flows from financing activities
Proceeds from exercise of stock options	659	698	415
Repurchase of common stock, net of tax	(5,958)	(4,998)	(4,583)
Payment of dividends	(7,650)	(8,267)	(7,232)
Net cash used in financing activities	(12,949)	(12,567)	(11,400)

Net increase (decrease) in cash and cash equivalents	913	(1,193)	(1,222)

Cash and cash equivalents
Beginning of year	517	1,710	2,932
End of year	$1,430	$517	$1,710

Note 19 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2024, 2023 and 2022, is as follows (dollars in thousands, except per share amounts):

	2024	2023	2022
Basic net income per common share computation
Numerator - net income	$24,283	$27,118	$23,600

Denominator - weighted average common shares outstanding	8,038,674	8,175,898	8,304,002

Basic net income per common share	$3.02	$3.32	$2.84

Diluted net income per common share computation
Numerator - net income	$24,283	$27,118	$23,600

Denominator - weighted average common shares outstanding	8,038,674	8,175,898	8,304,002
Effect of dilutive stock options (1)	41,708	72,283	79,333
Weighted average common shares outstanding-assuming dilution	8,080,382	8,248,181	8,383,335

Diluted net income per common share	$3.01	$3.29	$2.82
______________
(1) For the years ended September 30, 2024, 2023 and 2022, average options to purchase 225,047, 207,803 and 204,265 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Note 20 - Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the years ended September 30, 2024, 2023 and 2022 are as follows (dollars in thousands):

	Changes in fair value of available for sale securities [1]	Changes in OTTI on held to maturity securities [1]	Total [1]
2024
Balance of AOCI at the beginning of period	$(1,075)	$(9)	$(1,084)
Other comprehensive income	1,095	9	1,104
Balance of AOCI at the end of period	$20	$—	$20

2023
Balance of AOCI at the beginning of period	$(706)	$(11)	$(717)
Other comprehensive income (loss)	(369)	2	(367)
Balance of AOCI at the end of period	$(1,075)	$(9)	$(1,084)

2022
Balance of AOCI at the beginning of period	$75	$(16)	$59
Other comprehensive income (loss)	(781)	5	(776)
Balance of AOCI at the end of period	$(706)	$(11)	$(717)
___________________
(1)     All amounts are net of income taxes.

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

The Company's assets measured at fair value on a recurring basis consist of investment securities available for sale and investments in equity securities. The estimated fair values of MBS are based upon quoted market prices (Level 1) and market prices of similar securities or observable inputs (Level 2). The estimated fair values of mutual funds are based upon quoted market prices (Level 1).

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2024 and 2023. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2024 and 2023 are as follows (dollars in thousands):

	Estimated Fair Value
September 30, 2024	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$3,939	$68,318	$—	$72,257
Investments in equity securities
Mutual funds	866	—	—	866
Total	$4,805	$68,318	$—	$73,123

September 30, 2023
Available for sale investment securities
MBS: U.S. government agencies	$—	$41,771	$—	$41,771
Investments in equity securities
Mutual funds	811	—	—	811
Total	$811	$41,771	$—	$42,582

There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2024 and 2023.

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

Impaired Loans: Prior to the adoption of CECL, the estimated fair value of impaired loans is calculated using the collateral value method or on a discounted cash flow basis. The specific reserve for collateral dependent impaired loans is based on the estimated fair value of the collateral less estimated costs to sell, if applicable. In some cases, adjustments are made to the appraised values due to various factors including age of the appraisal, age of the comparable collateral included in the appraisal and known changes in the market and underlying collateral. Such adjustments may be significant and typically result in a Level 3 classification of the inputs for determining fair value. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2024 and 2023 (dollars in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Individually evaluated collateral-dependent loans	$1,315	$—	$—	$1,315

September 30, 2023
Impaired loans	$122	$—	$—	$122

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a non-recurring basis at September 30, 2024 and 2023:

	Valuation Technique	Significant Unobservable Inputs	Range

Individually evaluated collateral-dependent loans (2024) and impaired loans (2023)	Market approach	Appraised value less selling costs	N/A

GAAP requires disclosure of estimated fair values for financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a fair value for these types of items as of September 30, 2024 and 2023. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2024 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$164,728	$164,728	$164,728	$—	$—
CDs held for investment	10,209	10,209	10,209	—	—
Investment securities	244,354	238,264	146,141	92,123	—
Investments in equity securities	866	866	866	—	—
FHLB stock	2,037	2,037	2,037	—	—
Other investments	3,000	3,000	3,000	—	—
Loans receivable, net	1,421,523	1,387,642	—	—	1,387,642
Accrued interest receivable	6,990	6,990	6,990	—	—

Financial Liabilities
Certificates of deposit	368,308	368,312	—	—	368,312
FHLB borrowings	20,000	20,035	—	—	20,035
Accrued interest payable	2,132	2,132	2,132	—	—

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Note 22 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Interest and dividend income	$25,035	$24,139	$23,156	$22,495
Interest expense	(8,488)	(8,158)	(7,521)	(6,491)
Net interest income	16,547	15,981	15,635	16,004

Provision for credit losses, net	(490)	(244)	(81)	(336)
Non-interest income	2,932	2,791	2,615	2,798
Non-interest expense	(11,062)	(11,069)	(10,991)	(10,624)

Income before income taxes	7,927	7,459	7,178	7,842

Provision for income taxes	1,572	1,535	1,470	1,546
Net income	$6,355	$5,924	$5,708	$6,296

Net income per common share
Basic (1)	$0.80	$0.74	$0.71	$0.78
Diluted (1)	$0.79	$0.74	$0.70	$0.77
__________________________________________
(1) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Interest and dividend income	$21,562	$19,889	$19,387	$19,112
Interest expense	(4,731)	(3,255)	(2,236)	(1,369)
Net interest income	16,831	16,634	17,151	17,743

Provision for loan losses	(522)	(610)	(475)	(525)
Non-interest income	2,924	2,875	2,636	2,705
Non-interest expense	(10,967)	(10,927)	(10,944)	(10,535)

Income before income taxes	8,266	7,972	8,368	9,388

Provision for income taxes	1,624	1,666	1,705	1,881
Net income	$6,642	$6,306	$6,663	$7,507

Net income per common share
Basic (1)	$0.82	$0.77	$0.81	$0.91
Diluted (1)	$0.81	$0.77	$0.80	$0.90
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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

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

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/dispositions of premises and equipment, which are included in non-interest expense. For the year ended September 30, 2024, the Company recognized $4,062,000 in service charges on deposits, $5,066,000 in ATM and debit card interchange transaction fees, $71,000 in escrow fees and $12,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the year ended September 30, 2023, the Company recognized $3,824,000 in service charges on deposits, $5,194,000 in ATM and debit card interchange transaction fees, $109,000 in escrow fees and $36,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

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

•Fee income from Non-Deposit Investment Sales: The Company earns fees from contracts with customers for investment activities. Revenues are generally recognized monthly and are generally based on a percentage of the customer's assets under management or based on investment solutions that are implemented for the customer.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2024 and 2023

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this annual report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2024 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30, 2024

The management of the Company has assessed the Company's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on September 30, 2024. Management has concluded that the Company complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: December 11, 2024

/s/Dean J. Brydon	/s/Marci A. Basich
Dean J. Brydon	Marci A. Basich
Chief Executive Officer	Chief Financial Officer

Changes in Internal Control

Other than the adoption of Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326: Measurement of Credit Losses on Financial Instruments, there have no changes in our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company continued, however, to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls. The Company does not expect that its disclosure controls and procedures and internal controls over financial reporting will prevent all errors and fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns in controls or procedures can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any control procedure is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

Item 9B.  Other Information

(a)    None

(b)    Trading Plans - During the quarter ended September 30, 2024, no director or officer (as defined in Rule
16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-
Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of September 30, 2024, the Audit Committee members were Directors Suter, Smith and Stoney. Each member of the Audit Committee is independent, as independence is defined for Audit Committee members in the listing standards of The Nasdaq Stock Market LLC. The Company’s Board of Directors has designated Directors Suter and Stoney as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K. Additional information concerning the Audit Committee is included in the Company’s Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2024.  The Code of Ethics requires the Company’s officers, directors and employees to maintain the highest standards of professional conduct.  The Company’s Code of Ethics was filed as an exhibit to its Annual Report on Form 10-K for the year ended September 30, 2023 and is available on our website at www.timberlandbank.com.

Insider Trading Policy and Procedures

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Item 11.    Executive Compensation

The information required by this item is contained under the sections captioned “Executive Compensation,” “Directors’ Compensation” and “Compensation Discussion and Analysis – Compensation Committee Report” included in the Company’s Proxy Statement and is incorporated herein by reference.

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

(d)Equity Compensation Plan Information.

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:
2014 Equity Incentive Plan:	181,540	25.30	15,576	(1)

2019 Equity Incentive Plan:	173,715	26.26	154,855	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	355,255	$25.77	170,431
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

Item 14.  Principal Accountant Fees and Services

The information required by this item is contained under the section captioned “Proposal 3 - Ratification of Selection of Independent Registered Public Accounting Firm” included in the Company’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (3)
4.2	Description of Capital Stock of Timberland Bancorp, Inc. (4)
10.1	Employee Severance Compensation Plan, as revised (5)
10.2	Employee Stock Ownership Plan (6)
10.7	Employment Agreement with Dean J. Brydon (7)
10.8	Employment Agreement with Jonathan A. Fischer (8)
10.9	Employment Agreement with Marci A. Basich (8)
10.10	Employment Agreement with Matthew J. DeBord (8)
10.11	Employment Agreement with Todd Van Cise (8)
10.12	Employment Agreement with Breanne D. Antich (8)
10.13	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (9)
10.14	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (10)
10.15	Form of Incentive Stock Option Agreement (11)
10.16	Form of Non-qualified Stock Option Agreement (11)
10.17	Form of Restricted Stock Grant Agreement (11)
14	Code of Ethics (12)
19	Insider Trading Policies and Procedures
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
97	Policy Relating to Recovery of Erroneously Awarded Compensation (13)
101	The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
104	The cover page from this Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.
___________
(1)Filed as an exhibit to the Registrant's Registration Statement on Form S-1 (333-35817) and incorporated herein by reference.
(2)Filed as an exhibit to the Registrant’s Current Report on Form 8-K filed August 22, 2023 and incorporated herein by reference.
(3)Filed as an exhibit to the Registrant's Statement on Form S-1 (333-35817) and incorporated by reference.
(4)Incorporated by reference to the Registrant's Annual Report on Form 10-K for year ended September 30, 2019 and incorporated herein by reference.
(5)Filed as an exhibit to the Registrant's Current Report on Form 8-K filed April 16, 2007 and incorporated herein by reference.
(6)Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997 and incorporated herein by reference.
(7)Filed as an exhibit to the Registrant's Current Report on Form 8-K filed on May 27, 2022 and incorporated herein by reference.
(8)Filed as an exhibit to the Registrant's Annual Report on Form 10-K for year ended September 30, 2023 and incorporated herein by reference.

(9)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014 and incorporated herein by reference.
(10)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 18, 2019 and incorporated herein by reference.
(11)Filed as exhibits to the Registrant's Registration Statement on Form S-8 (333-240040) and incorporated herein by reference.
(12)Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2003 and incorporated herein by reference.
(13)Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2023 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLAND BANCORP, INC.

Date:	December 11, 2024	By:	/s/Dean J. Brydon
Dean J. Brydon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/Dean J. Brydon	Chief Executive Officer and	December 11, 2024
Dean J. Brydon	Director
(Principal Executive Officer)

/s/Michael J. Stoney	Chairman of the Board	December 11, 2024
Michael J. Stoney

/s/Marci A. Basich	Executive Vice-President and Chief Financial Officer	December 11, 2024
Marci A. Basich	(Principal Financial and Accounting Officer)

/s/Parul Bhandari	Director	December 11, 2024
Parul Bhandari

/s/Andrea M. Clinton	Director	December 11, 2024
Andrea M. Clinton

/s/Robert A. Drugge	Director	December 11, 2024
Robert A. Drugge

/s/Kathy D. Leodler	Director	December 11, 2024
Kathy D. Leodler

/s/David A. Smith	Director	December 11, 2024
David A. Smith

/s/Kelly A. Suter	Director	December 11, 2024
Kelly A. Suter