Form 10-Q
period 2024-12-31
TIMBERLAND BANCORP INC
filed 2025-02-10
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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
Yes ___    No   _☒_

As of February 3, 2025, there were 7,955,453 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and September 30, 2024
(Dollars in thousands, except per share amounts)

	December 31, 2024	September 30, 2024
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$24,538	$29,071
Interest-bearing deposits in banks	139,533	135,657
Total cash and cash equivalents	164,071	164,728

Certificates of deposit (“CDs”) held for investment, at cost	7,470	10,209
Investment securities held to maturity, at amortized cost (net of allowance for credit losses ("ACL") of $55 and $60), (estimated fair value of $147,709 and $166,007)	156,105	172,097
Investment securities available for sale, at fair value	77,080	72,257
Investments in equity securities, at fair value	840	866
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,037	2,037
Other investments, at cost	3,000	3,000
Loans held for sale	411	—
Loans receivable, net of ACL of $17,288 and $17,478	1,411,819	1,421,523
Premises and equipment, net	21,617	21,486
Other real estate owned (“OREO”) and other repossessed assets, net	221	—
Accrued interest receivable	7,095	6,990
Bank owned life insurance (“BOLI”)	23,777	23,611
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	406	451
Loan servicing rights, net	1,195	1,372
Operating lease right-of-use ("ROU") assets	1,400	1,475
Other assets	15,805	6,242
Total assets	$1,909,480	$1,923,475

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$402,911	$413,116
Interest-bearing	1,227,505	1,234,552
Total deposits	1,630,416	1,647,668

FHLB borrowings	20,000	20,000
Operating lease liabilities	1,501	1,575
Other liabilities and accrued expenses	8,364	8,819
Total liabilities	$1,660,281	$1,678,062
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2024 and September 30, 2024
(Dollars in thousands, except per share amounts)

	December 31, 2024	September 30, 2024
	(Unaudited)	*
Commitments and contingencies (see Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,954,673 shares issued and outstanding - December 31, 2024 7,960,127 shares issued and outstanding - September 30, 2024	29,593	29,862
Retained earnings	220,398	215,531
Accumulated other comprehensive (loss) income	(792)	20
Total shareholders’ equity	249,199	245,413
Total liabilities and shareholders’ equity	$1,909,480	$1,923,475
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2024 and 2023
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Interest and dividend income
Loans receivable and loans held for sale	$21,032	$18,395
Investment securities	2,138	2,311
Dividends from mutual funds, FHLB stock and other investments	86	91
Interest-bearing deposits in banks and CDs	2,001	1,699
Total interest and dividend income	25,257	22,496

Interest expense
Deposits	8,084	6,143
FHLB borrowings	203	349
Total interest expense	8,287	6,492

Net interest income	16,970	16,004

Provision for (recapture of) credit losses
Provision for credit losses - loans	52	379
Recapture of credit losses - investment securities	(5)	(10)
Recapture of credit losses - unfunded commitments	(20)	(33)
Total provision for credit losses - net	27	336

Net interest income after provision for (recapture of) credit losses	16,943	15,668

Non-interest income
Net recoveries on investment securities	3	5
Service charges on deposits	999	1,023
ATM and debit card interchange transaction fees	1,267	1,264
BOLI net earnings	166	156
Gain on sales of loans, net	43	78
Escrow fees	18	19
Other, net	201	253
Total non-interest income, net	2,697	2,798

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2024 and 2023
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Non-interest expense
Salaries and employee benefits	$6,092	$5,911
Premises and equipment	950	973
Advertising	181	186
ATM and debit card interchange transaction fees	521	615
Postage and courier	121	126
State and local taxes	346	319
Professional fees	346	253
Federal Deposit Insurance Corporation ("FDIC") insurance	210	210
Loan administration and foreclosure	128	105
Technology and communications	1,140	974
Deposit operations	332	320
Amortization of CDI	45	56
Other	655	576
Total non-interest expense, net	11,067	10,624

Income before income taxes	8,573	7,842

Provision for income taxes	1,713	1,546

Net income	$6,860	$6,296

Net income per common share
Basic	$0.86	$0.78
Diluted	$0.86	$0.77

Weighted average common shares outstanding
Basic	7,958,275	8,114,209
Diluted	7,999,504	8,166,048

Dividends paid per common share	$0.25	$0.23

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Comprehensive income
Net income	$6,860	$6,296
Other comprehensive income (loss)
Unrealized holding (loss) gain on investment securities available for sale, net of income taxes of $(216) and $66, respectively	(812)	248
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0 and $1, respectively	—	9
Total other comprehensive (loss) income, net of income taxes	(812)	257

Total comprehensive income	$6,048	$6,553

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2024 and 2023
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2023	8,105,338	$34,771	$199,386	$(1,084)	$233,073
Net income	—	—	6,296	—	6,296
Other comprehensive income	—	—	—	257	257
Repurchase of common stock, net of tax	(12,330)	(362)	—	—	(362)
Exercise of stock options	27,700	355	—	—	355
Common stock dividends ($0.23 per common share)	—	—	(1,867)	—	(1,867)
Stock-based compensation expense	—	105	—	—	105
Adoption of Accounting Standards Update ("ASU") 2016-13	—	—	(488)	—	(488)
Balance, December 31, 2023	8,120,708	$34,869	$203,327	$(827)	$237,369

Balance, September 30, 2024	7,960,127	$29,862	$215,531	$20	$245,413
Net income	—	—	6,860	—	6,860
Other comprehensive loss	—	—	—	(812)	(812)
Repurchase of common stock, net of tax	(27,404)	(884)	—	—	(884)
Restricted stock grant forfeitures	(450)	—	—	—	—
Exercise of stock options	22,400	474	—	—	474
Common stock dividends ($0.25 per common share)	—	—	(1,993)	—	(1,993)
Stock-based compensation expense	—	141	—	—	141
Balance, December 31, 2024	7,954,673	$29,593	$220,398	$(792)	$249,199

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net income	$6,860	$6,296
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	27	336
Depreciation	375	356
Accretion of discount on purchased loans	(8)	(10)
Amortization of CDI	45	56
Stock-based compensation expense	141	105
Net recoveries on investment securities	(3)	(5)
Change in fair value of investments in equity securities	26	(37)
Accretion of discounts and premiums on securities	(252)	(293)
Gain on sales of loans, net	(43)	(78)
Loans originated for sale	(2,680)	(4,742)
Proceeds from sales of loans	2,312	3,795
Amortization of loan servicing rights	200	236
BOLI net earnings	(166)	(156)
Increase in deferred loan origination fees	20	95
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(9,910)	(1,087)
Net cash (used in) provided by operating activities	(3,056)	4,867

Cash flows from investing activities
Net decrease in CDs held for investment	2,739	2,739
Purchase of investment securities held to maturity	—	(1,919)
Purchase of investment securities available for sale	(8,577)	—
Proceeds from maturities and prepayments of investment securities held to maturity	16,119	6,275
Proceeds from maturities and prepayments of investment securities available for sale	2,860	1,644
Redemption of FHLB stock	—	1,601
Decrease (increase) in loans receivable, net	9,419	(34,869)
Purchases of premises and equipment	(506)	(298)
Net cash provided by (used in) investing activities	22,054	(24,827)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2024 and 2023
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2024	2023
Cash flows from financing activities
Net (decrease) increase in deposits	$(17,252)	$66,134
Repayment of FHLB borrowings	—	(15,000)
Proceeds from exercise of stock options	474	355
Repurchase of common stock	(884)	(362)
Payment of dividends	(1,993)	(1,867)
Net cash (used in) provided by financing activities	(19,655)	49,260

Net (decrease) increase in cash and cash equivalents	(657)	29,300
Cash and cash equivalents
Beginning of period	164,728	128,721
End of period	$164,071	$158,021

Supplemental disclosure of cash flow information
Interest paid	$8,543	$6,206

Supplemental disclosure of non-cash investing activities
Other comprehensive (loss) income related to investment securities	$(812)	$257
Loans transferred to OREO	$221	$—
Adjustment to retained earnings, net of deferred tax - adoption of ASU 2016-13	$—	$(488)

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 (“2024 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2025.

(b)  Principles of Consolidation:  The unaudited consolidated financial statements include the accounts of the Company and the Bank’s wholly-owned subsidiary, Timberland Service Corp.   All significant inter-company transactions and balances have been eliminated in consolidation.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2024 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2024 and September 30, 2024 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2024
Held to Maturity
U.S. Treasury and U.S. government agency securities	$79,391	$—	$(4,916)	$74,475	$—
Mortgage-backed securities ("MBS"):
U.S. government agencies	48,161	—	(2,324)	45,837	—
Private label residential	26,833	264	(1,422)	25,675	52
Municipal securities	1,223	9	—	1,232	—
Bank issued trust preferred securities	497	—	(7)	490	3
Total	$156,105	$273	$(8,669)	$147,709	$55

December 31, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury and U.S. government agency securities	$9,569	$—	$(25)	$9,544
MBS: U.S. government agencies	68,513	55	(1,032)	67,536
Total	$78,082	$55	$(1,057)	$77,080

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,312	$70	$(4,197)	$88,185	$—
MBS:
U.S. government agencies	49,481	174	(1,378)	48,277	—
Private label residential	28,479	231	(980)	27,730	55
Municipal securities	1,330	8	—	1,338	$—
Bank issued trust preferred securities	495	—	(18)	477	5
Total	$172,097	$483	$(6,573)	$166,007	$60

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury and U.S. government agency securities	$3,934	$6	$(1)	$3,939
MBS: U.S. government agencies	68,297	545	(524)	68,318
Total	$72,231	$551	$(525)	$72,257

Held to maturity and available for sale investment securities with unrealized losses were as follows as of December 31, 2024 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$9,786	$(9)	1	$64,689	$(4,907)	15	$74,475	$(4,916)
MBS:
U.S. government agencies	18,746	(237)	15	26,938	(2,087)	43	45,684	(2,324)
Private label residential	2,731	(12)	4	19,187	(1,410)	19	21,918	(1,422)
Bank issued trust preferred securities	—	—	—	490	(7)	1	490	(7)
Total	$31,263	$(258)	20	$111,304	$(8,411)	78	$142,567	$(8,669)

Available for sale
U.S. Treasury and U.S. government agency securities	$7,557	$(25)	5	$—	$—	—	$7,557	$(25)
MBS:
U.S. government agencies	22,027	(522)	7	24,959	(510)	22	46,986	(1,032)
Total	$29,584	$(547)	12	$24,959	$(510)	22	$54,543	$(1,057)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2024 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$78,363	$(4,197)	17	$78,363	$(4,197)
MBS:
U.S. government agencies	1	—	1	28,618	(1,378)	44	28,619	(1,378)
Private label residential	804	(6)	1	20,447	(974)	19	21,251	(980)
Bank issued trust preferred securities	—	—	—	477	(18)	1	477	(18)
Total	$805	$(6)	2	$127,905	$(6,567)	81	$128,710	$(6,573)

Available for sale
U.S. Treasury and U.S. government agency securities	$1,962	$(1)	1	$—	$—	—	$1,962	$(1)
MBS:
U.S. government agencies	11,368	(117)	4	25,751	(407)	23	37,119	(524)
Total	$13,330	$(118)	5	$25,751	$(407)	23	$39,081	$(525)

During the three months ended December 31, 2024, the Company recorded a $2,000 net realized loss on 13 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the three months ended December 31, 2023, the Company recorded a $1,000 net realized loss on 13 held to maturity investment securities, all of which had been recognized previously as credit loss.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $193.62 million and $208.81 million at December 31, 2024 and September 30, 2024, respectively.

The contractual maturities of investment securities at December 31, 2024 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$15,209	$15,152	$4,932	$4,927
Due after one year to five years	80,597	75,568	9,553	9,537
Due after five years to ten years	1,210	1,252	1,915	1,906
Due after ten years	59,089	55,737	61,682	60,710
Total	$156,105	$147,709	$78,082	$77,080

Credit Quality Indicators and Allowance for Credit Losses

Available for Sale Investment Securities

The Company assesses each available for sale investment security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale investment securities at December 31, 2024 or September 30, 2024. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are impaired because of their credit quality or related to any issuer or industry specific event. The Company has the ability and intent to hold the investments until the fair value recovers.

Held to Maturity Investment Securities

The Company measures expected credit losses on held to maturity investment securities, which are comprised of U.S. government agency and U.S. government mortgage-backed securities, private label mortgage-backed securities, municipal, and other bonds. The Company’s agency and mortgage-backed securities that are issued by U.S. government entities and agencies are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no ACL has been established for these securities. The ACL on the private label mortgage-backed securities, municipal, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default ("PD/LGD") method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At December 31, 2024 and September 30, 2024, the ACL on the held to maturity securities portfolio totaled $55,000 and $60,000, respectively.

The following tables set forth information for the three months ended December 31, 2024 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2024
Held to Maturity	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance
MBS:
Private label residential	$55	$(3)	$52
Bank issued trust preferred securities	5	(2)	3
Total	$60	$(5)	$55

	Three Months Ended December 31, 2023
Held to Maturity	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Credit Losses	Ending Allowance
MBS:
Private label residential	$—	$82	$(9)	$73
Bank issued trust preferred securities	—	10	(1)	9
Total	$—	$92	$(10)	$82

The ACL on held to maturity securities is included within investment securities held to maturity on the consolidated balance sheets. Changes in the ACL are recorded through the provision for (recapture of) credit losses on the consolidated income statement.

Accrued interest receivable on held to maturity investment securities totaled $810,000 at December 31, 2024 and is included in accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Held to maturity investment securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity investment securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had $45,000 of private label mortgage-backed held to maturity investment securities in non-accrual status at December 31, 2024.

The Company monitors the credit quality of investment securities held to maturity using credit ratings from Moody's, S&P and Fitch. The Company monitors the credit ratings on a quarterly basis.

The following table sets forth the Company's held to maturity investment securities at December 31, 2024 by credit quality indicator:

	Credit Ratings
As of December 31, 2024	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$79,391	$—	$—	$79,391
MBS:
U.S. government agencies	48,161	—	—	48,161
Private label residential	15,326	—	11,507	26,833
Municipal securities	1,223	—	—	1,223
Bank issued trust preferred securities	—	—	497	497
Total held to maturity	$144,101	$—	$12,004	$156,105

	Credit Ratings
As of September 30, 2024	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,312	$—	$—	$92,312
MBS:				—
U.S. government agencies	49,481	—	—	49,481
Private label residential	16,277	—	12,202	28,479
Municipal securities	1,230	—	100	1,330
Bank issued trust preferred securities	—	—	495	495
Total held to maturity	$159,300	$—	$12,797	$172,097

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

The following table presents a roll forward of the credit loss component of held to maturity investment securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended December 31,
	2024	2023
Beginning balance of credit loss	$803	$816
Subtractions:
Net realized loss previously recorded as credit losses	—	(1)
Recapture of prior credit loss	(2)	(4)
Ending balance of credit loss	$801	$811

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

An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. The Company performed its fiscal year 2024 goodwill impairment test during the quarter ended June 30, 2024. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount, and, therefore, goodwill was determined not to be impaired at May 31, 2024.

As of December 31, 2024, management believes that there have been no events or changes in the circumstances since May 31, 2024 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or any decreases in the Company's stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2024, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable by portfolio segment consisted of the following at December 31, 2024 and September 30, 2024 (dollars in thousands):

	December 31, 2024		September 30, 2024
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$306,443	20.2%	$299,123	19.7%
Multi-family	177,861	11.7	177,350	11.7
Commercial real estate	597,054	39.3	599,219	39.6
Construction - custom and owner/builder	124,104	8.2	132,101	8.7
Construction - speculative one- to four-family	8,887	0.6	11,495	0.8
Construction - commercial	22,841	1.5	29,463	1.9
Construction - multi-family	48,940	3.2	28,401	1.9
Construction - land development	15,977	1.0	17,741	1.2
Land	30,538	2.0	29,366	1.9
Total mortgage loans	1,332,645	87.7	1,324,259	87.4

Consumer loans:
Home equity and second mortgage	48,851	3.2	47,913	3.2
Other	2,889	0.2	3,129	0.2
Total consumer loans	51,740	3.4	51,042	3.4

Commercial loans:
Commercial business	135,312	8.9	138,743	9.2
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	204	—	260	—
Total commercial loans	135,516	8.9	139,003	9.2

Total loans receivable	1,519,901	100.0%	1,514,304	100.0%
Less:
Undisbursed portion of construction loans in process ("LIP")	85,350		69,878
Deferred loan origination fees, net	5,444		5,425
ACL	17,288		17,478
Subtotal	108,082		92,781
Loans receivable, net	$1,411,819		$1,421,523

Loans receivable at December 31, 2024 and September 30, 2024 are reported net of unamortized discounts totaling $147,000 and $155,000, respectively.

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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At December 31, 2024 and September 30, 2024, there was one loan classified as doubtful which is supported by an SBA guarantee of the remaining balance.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2024 and September 30, 2024, there were no loans classified as loss.

The following table sets forth the Company's loan portfolio at December 31, 2024 by risk attribute and year of origination as well as current period gross charge-offs (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$1,883	$14,158	$76,808	$112,988	$46,422	$52,343	$—	$304,602
Watch	—	—	1,794	—	—	—	—	1,794
Substandard	—	—	—	—	—	47	—	47
Total one- to four-family	$1,883	$14,158	$78,602	$112,988	$46,422	$52,390	$—	$306,443

Multi-family
Risk Rating
Pass	$2,908	$13,134	$19,416	$39,515	$32,976	$68,743	$1,169	$177,861
Total multi-family	$2,908	$13,134	$19,416	$39,515	$32,976	$68,743	$1,169	$177,861

Commercial real estate
Risk Rating
Pass	$5,995	$25,866	$77,637	$125,111	$89,546	$248,060	$7,877	$580,092
Watch	—	—	907	—	—	10,921	—	11,828
Special Mention	—	—	—	—	—	4,401	—	4,401
Substandard	—	—	—	—	—	733	—	733
Total commercial real estate	$5,995	$25,866	$78,544	$125,111	$89,546	$264,115	$7,877	$597,054

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
Construction-custom & owner/builder (1)
Risk Rating
Pass	$2,276	$47,406	$9,167	$—	$209	$—	$—	$59,058
Watch	—	248	9,595	5,306	2,726	746	—	18,621
Total construction-custom & owner/builder	$2,276	$47,654	$18,762	$5,306	$2,935	$746	$—	$77,679

Construction-speculative one-to four-family (1)
Risk Rating
Pass	$982	$2,921	$866	$—	$—	$—	$—	$4,769
Total construction-speculative one-to four-family	$982	$2,921	$866	$—	$—	$—	$—	$4,769

Construction-commercial (1)
Risk Rating
Pass	$1,401	$2,060	$8,966	$2,072	$—	$—	$—	$14,499
Total construction-commercial	$1,401	$2,060	$8,966	$2,072	$—	$—	$—	$14,499

Construction-multi-family (1)
Risk Rating
Pass	$838	$2,572	$20,603	$—	$—	$—	$—	$24,013
Total construction-multi-family	$838	$2,572	$20,603	$—	$—	$—	$—	$24,013

Construction-land development (1)
Risk Rating
Pass	$—	$1,444	$1,446	$—	$—	$—	$—	$2,890
Watch	—	—	—	11,549	—	—	—	11,549
Total construction-land development	$—	$1,444	$1,446	$11,549	$—	$—	$—	$14,439

Land
Risk Rating
Pass	$2,417	$9,785	$4,430	$6,449	$3,793	$2,656	$232	$29,762
Watch	—	—	—	301	—	475	—	776
Total land	$2,417	$9,785	$4,430	$6,750	$3,793	$3,131	$232	$30,538

Home equity and second mortgage
Risk Rating
Pass	$885	$5,728	$4,435	$1,783	$249	$2,584	$31,271	$46,935
Watch	—	—	—	—	1,250	—	—	1,250
Substandard	—	—	—	—	—	79	587	666
Total home equity and second mortgage	$885	$5,728	$4,435	$1,783	$1,499	$2,663	$31,858	$48,851

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
Other consumer
Risk Rating
Pass	$1,319	$395	$427	$94	$40	$506	$73	$2,854
Watch	—	—	—	—	—	35	—	35
Total other consumer	$1,319	$395	$427	$94	$40	$541	$73	$2,889
Current period gross write-offs	$—	$2	$—	$—	$—	$—	$1	$3

Commercial business
Risk Rating
Pass	$2,475	$15,538	$18,992	$33,119	$7,192	$11,129	$44,607	$133,052
Watch	—	—	—	197	380	625	180	1,382
Substandard	—	166	—	—	—	254	256	676
Doubtful	—	202	—	—	—	—	—	202
Total commercial business	$2,475	$15,906	$18,992	$33,316	$7,572	$12,008	$45,043	$135,312
Current period gross write-offs	$—	$—	$—	$241	$—	$—	$—	$241

SBA PPP
Risk Rating
Pass	$—	$—	$—	$—	$182	$22	$—	$204
Total SBA PPP	$—	$—	$—	$—	$182	$22	$—	$204

Total loans receivable, gross (1)
Risk Rating
Pass	$23,379	$141,007	$243,193	$321,131	$180,609	$386,043	$85,229	$1,380,591
Watch	—	248	12,296	17,353	4,356	12,802	180	47,235
Special Mention	—	—	—	—	—	4,401	—	4,401
Substandard	—	166	—	—	—	1,113	843	2,122
Doubtful	—	202	—	—	—	—	—	202
Total loans receivable	$23,379	$141,623	$255,489	$338,484	$184,965	$404,359	$86,252	$1,434,551
Current period gross charge-off	$—	$2	$—	$241	$—	$—	$1	$244
_____________________
(1) Net of construction LIP

The following table sets forth the Company's loan portfolio at September 30, 2024 by risk attribute and year of origination as well as gross charges offs in the year ending September 30, 2024:

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$12,941	$66,671	$113,834	$48,120	$19,053	$36,659	$—	$297,278
Watch	—	1,796	—	—	—	—	—	1,796
Substandard	—	—	—	—	—	49	—	49
Total one- to four-family	$12,941	$68,467	$113,834	$48,120	$19,053	$36,708	$—	$299,123

Multi-family
Risk Rating
Pass	$13,136	$19,440	$39,673	$33,144	$27,029	$43,759	$1,169	$177,350
Total multi-family	$13,136	$19,440	$39,673	$33,144	$27,029	$43,759	$1,169	$177,350

Commercial real estate
Risk Rating
Pass	$23,758	$73,005	$126,939	$91,035	$55,498	$194,273	$8,799	$573,307
Watch	—	944	—	—	4,201	10,548	—	15,693
Special Mention	—	—	—	—	—	4,401	—	4,401
Substandard	—	—	—	—	—	5,818	—	5,818
Total commercial real estate	$23,758	$73,949	$126,939	$91,035	$59,699	$215,040	$8,799	$599,219

Construction-custom & owner/builder (1)
Risk Rating
Pass	$38,303	$29,159	$778	$—	$—	$—	$—	$68,240
Watch	221	3,239	5,848	2,861	429	436	—	13,034
Total construction-custom & owner/builder	$38,524	$32,398	$6,626	$2,861	$429	$436	$—	$81,274

Construction-speculative one-to four-family (1)
Risk Rating
Pass	$5,039	$2,412	$—	$—	$—	$—	$—	$7,451
Total construction-speculative one-to four-family	$5,039	$2,412	$—	$—	$—	$—	$—	$7,451

Construction-commercial (1)
Risk Rating
Pass	$6,006	$16,349	$1,457	$—	$—	$—	$—	$23,812
Total construction-commercial	$6,006	$16,349	$1,457	$—	$—	$—	$—	$23,812

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
Construction-multi-family (1)
Risk Rating
Pass	$588	$20,169	$—	$—	$—	$—	$—	$20,757
Total construction-multi-family	$588	$20,169	$—	$—	$—	$—	$—	$20,757

Construction-land development (1)
Risk Rating
Pass	$1,673	$2,807	$—	$—	$—	$—	$—	$4,480
Watch	—	—	11,549	—	—	—	—	11,549
Total construction-land development	$1,673	$2,807	$11,549	$—	$—	$—	$—	$16,029

Land
Risk Rating
Pass	$10,287	$4,828	$6,588	$4,004	$766	$1,954	$458	$28,885
Watch	—	—	—	—	—	481	—	481
Total land	$10,287	$4,828	$6,588	$4,004	$766	$2,435	$458	$29,366

Home equity and second mortgage
Risk Rating
Pass	$5,820	$4,716	$1,990	$252	$573	$2,097	$31,766	$47,214
Substandard	—	—	—	—	—	81	618	699
Total home equity and second mortgage	$5,820	$4,716	$1,990	$252	$573	$2,178	$32,384	$47,913

Other consumer
Risk Rating
Pass	$1,744	$441	$241	$57	$8	$501	$71	$3,063
Watch	—	—	—	—	—	65	1	66
Total other consumer	$1,744	$441	$241	$57	$8	$566	$72	$3,129
Current period gross write-offs	$6	$1	$—	$—	$—	$—	$2	$9
Commercial business
Risk Rating
Pass	$16,129	$19,910	$35,117	$8,588	$7,589	$4,775	$43,444	$135,552
Watch	—	—	202	36	696	6	180	1,120
Substandard	—	1,352	—	—	—	517	—	1,869
Doubtful	—	202	—	—	—	—	—	202
Total commercial business	$16,129	$21,464	$35,319	$8,624	$8,285	$5,298	$43,624	$138,743
Current period gross write-offs	$—	$79	$—	$—	$—	$13	$—	$92

SBA PPP
Risk Rating
Pass	$—	$—	$—	$224	$36	$—	$—	$260
Total SBA PPP	$—	$—	$—	$224	$36	$—	$—	$260

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2024	2023	2022	2021	2020	Prior	Revolving Loans	Total Loans Receivable
Total loans receivable, gross (1)
Risk Rating
Pass	$135,424	$259,907	$326,617	$185,424	$110,552	$284,018	$85,707	$1,387,649
Watch	221	5,979	17,599	2,897	5,326	11,536	181	43,739
Special Mention	—	—	—	—	—	4,401	—	4,401
Substandard	—	1,352	—	—	—	6,465	618	8,435
Doubtful	—	202	—	—	—	—	—	202
Total loans receivable	$135,645	$267,440	$344,216	$188,321	$115,878	$306,420	$86,506	$1,444,426
Current period gross charge-off	$6	$80	$—	$—	$—	$13	$2	$101
_____________________
(1) Net of construction LIP

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. For loans that do not share similar risk characteristics and cannot be evaluated on a collective basis, the Company will evaluate the loan individually. The Company estimates the expected credit losses over the loans' contractual terms, adjusted for expected prepayments. The ACL is calculated for loan segments utilizing loan level information and relevant information from internal and external sources related to past events and current conditions. The calculation utilizes the discounted cash flow ("DCF") methodology for all segments. The Company incorporates a reasonable and supportable forecast that utilizes current period national gross domestic product ("GDP") and national unemployment figures. Each of the loan segments are impacted by those factors. Prepayment rates are established for each segment based on historical averages for the segments, which management believes is an accurate presentation of future prepayment activity. Loans that are evaluated individually are not included in the collective analysis. The ACL on loans that are individually evaluated may be estimated based on their expected cash flows, or in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, may be measured based on the fair value of the collateral less estimated selling costs.

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

The following tables set forth information for the three months ended December 31, 2024 and 2023 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2024
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,632	$67	$—	$—	$2,699
Multi-family	1,308	3	—	—	1,311
Commercial real estate	6,934	(42)	—	—	6,892
Construction – custom and owner/builder	1,328	(67)	—	—	1,261
Construction – speculative one- to four-family	128	(46)	—	—	82
Construction – commercial	537	(208)	—	—	329
Construction – multi-family	456	71	—	—	527
Construction – land development	335	(43)	—	—	292
Land	793	9	—	—	802
Consumer loans:
Home equity and second mortgage	348	5	—	—	353
Other	39	(3)	(3)	—	33
Commercial business loans	2,640	306	(241)	2	2,707
Total	$17,478	$52	$(244)	$2	$17,288

	Three Months Ended December 31, 2023
	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,417	$(408)	$87	$—	$—	$2,096
Multi-family	1,156	(120)	164	—	—	1,200
Commercial real estate	7,209	(494)	107	—	—	6,822
Construction – custom and owner/builder	750	542	(58)	—	—	1,234
Construction – speculative one- to four-family	148	(16)	—	—	—	132
Construction – commercial	316	176	(62)	—	—	430
Construction – multi-family	602	204	(71)	—	—	735
Construction – land development	274	25	(1)	—	—	298
Land	406	318	33	—	—	757
Consumer loans:
Home equity and second mortgage	519	(243)	10	—	—	286
Other	53	(7)	2	(2)	—	46
Commercial business loans	1,967	484	168	—	—	2,619
Total	$15,817	$461	$379	$(2)	$—	$16,655

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

The following tables present an analysis of loans by aging category and portfolio segment at December 31, 2024 and September 30, 2024 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2024
Mortgage loans:
One- to four-family	$—	$62	$47	$—	$109	$306,334	$306,443
Multi-family	—	—	—	—	—	177,861	177,861
Commercial real estate	—	436	698	—	1,134	595,920	597,054
Construction – custom and owner/builder	—	—	—	—	—	77,679	77,679
Construction – speculative one- to four-family	—	—	—	—	—	4,769	4,769
Construction – commercial	—	—	—	—	—	14,499	14,499
Construction – multi-family	—	—	—	—	—	24,013	24,013
Construction – land development	—	—	—	—	—	14,439	14,439
Land	—	—	—	—	—	30,538	30,538
Consumer loans:
Home equity and second mortgage	—	—	587	—	587	48,264	48,851
Other	—	—	—	—	—	2,889	2,889
Commercial business loans	541	248	1,401	—	2,190	133,122	135,312
SBA PPP loans	—	—	—	—	—	204	204
Total	$541	$746	$2,733	$—	$4,020	$1,430,531	$1,434,551
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
September 30, 2024
Mortgage loans:
One- to four-family	$—	$—	$49	$—	$49	$299,074	$299,123
Multi-family	—	—	—	—	—	177,350	177,350
Commercial real estate	—	—	1,158	—	1,158	598,061	599,219
Construction – custom and owner/builder	—	—	—	—	—	81,274	81,274
Construction – speculative one- to four-family	—	—	—	—	—	7,451	7,451
Construction – commercial	—	—	—	—	—	23,812	23,812
Construction – multi-family	—	—	—	—	—	20,757	20,757
Construction – land development	—	—	—	—	—	16,029	16,029
Land	—	—	—	—	—	29,366	29,366
Consumer loans:
Home equity and second mortgage	—	—	618	—	618	47,295	47,913
Other	—	1	—	—	1	3,128	3,129
Commercial business loans	424	169	2,060	—	2,653	136,090	138,743
SBA PPP loans	—	—	—	—	—	260	260
Total	$424	$170	$3,885	$—	$4,479	$1,439,947	$1,444,426
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

At December 31, 2024, the Company had $1.40 million of non-accrual loans with an ACL of $431,000 and $1.33 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of December 31, 2024 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$47	$—
Commercial real estate	698	—
Consumer loans:
Home equity and second mortgage	587	—
Commercial business loans	1,401	431
Total	$2,733	$431

At September 30, 2024, the Company had $1.83 million of non-accrua1 loans with an ACL of $506,000 and $2.06 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of September 30, 2024 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$49	$—
Commercial real estate	1,158	—
Consumer loans:
Home equity and second mortgage	618	—
Commercial business loans	2,060	506
Total	$3,885	$506

Troubled Loan Modifications

Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the ACL for loans. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL for loans is adjusted by the same amount. The ACL on modified loans is measured using the same credit loss estimation methods used to determine the ACL of all other loans held for investment. These methods incorporate the post-modification of loan terms, as well as defaults and charge-offs associated with historical modified loans.

There were no loans modified related to borrowers experiencing financial difficulty during the three months ended December 31, 2024. There were no loans past due at December 31, 2024 that had been modified in the previous 12 months.

(5) LEASES

At December 31, 2024, the Company has operating leases for two retail bank branch offices and an administrative office. The Company's leases have remaining lease terms of two to seven years, and include options to extend the leases for up to five years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU assets and lease liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three months ended December 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended December 31,
Lease cost:	2024	2023
Operating lease cost	$96	$93
Short-term lease cost	—	—
Total lease cost	$96	$93

The following table provides supplemental information related to operating leases at or for the three months ended December 31, 2024 and 2023 (dollars in thousands):

	At or For the Three Months Ended December 31, 2024	At or For the Three Months Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$82
Weighted average remaining lease term-operating leases	5.8 years	6.5 years
Weighted average discount rate-operating leases	2.34%	2.34%

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

Maturities of operating lease liabilities at December 31, 2024 for future fiscal years are as follows (dollars in thousands):

Remainder of 2025	$253
2026	304
2027	232
2028	219
2029	218
Thereafter	383
Total lease payments	1,609
Less imputed interest	108
Total	$1,501

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

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2024 and 2023 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2024	2023
Basic net income per common share computation
Numerator – net income	$6,860	$6,296

Denominator – weighted average common shares outstanding	7,958,275	8,114,209

Basic net income per common share	$0.86	$0.78

Diluted net income per common share computation
Numerator – net income	$6,860	$6,296

Denominator – weighted average common shares outstanding	7,958,275	8,114,209
Effect of dilutive stock options (1)	41,229	51,839
Weighted average common shares outstanding - assuming dilution	7,999,504	8,166,048

Diluted net income per common share	$0.86	$0.77
____________________________________________
(1) For the three months ended December 31, 2024 and 2023, average options to purchase 96,220 and 214,595 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three months ended December 31, 2024 and 2023 are as follows (dollars in thousands):

	Three Months Ended December 31, 2024
	Changes in fair value of available for sale securities (1)	Total (1)
Balance of AOCI at the beginning of period	$20	$20
Other comprehensive loss	(812)	(812)
Balance of AOCI at the end of period	$(792)	$(792)
__________________________
(1) All amounts are net of income taxes.

	Three Months Ended December 31, 2023
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(1,075)	$(9)	$(1,084)
Other comprehensive income	248	9	257
Balance of AOCI at the end of period	$(827)	$—	$(827)

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

The Company has two active stock compensation plans: the 2014 Equity Incentive Plan and the 2019 Equity Incentive Plan. Under the Company's 2014 Equity Incentive Plan, the Company may grant options and awards of restricted stock (with or without performance measures) for up to 352,366 shares of common stock to employees, officers, directors and directors emeriti. Under the Company's 2019 Equity Incentive Plan, the Company may grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees and officers, and 50,000 shares are reserved to be awarded to directors and directors emeriti.  Shares issued may be purchased in the open market or may be issued from authorized and unissued shares.  The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in equal annual installments commencing on the first anniversary of the grant date. Stock options generally vest over a five year period from the date of the grant with a maximum contractual term of ten years from the date of grant. Restricted stock grants generally vest over a three or five year term from the grant date. At December 31, 2024, there were 15,576 and 155,705 shares of common stock available which may be awarded as options or restricted stock pursuant to future grants under the 2014 and 2019 Equity Incentive Plans, respectively.

Stock option activity for the three months ended December 31, 2024 and 2023 is summarized as follows:

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	306,240	$25.21	369,150	$24.00
Exercised	(22,400)	21.17	(27,700)	12.81
Forfeited	(600)	27.40	(5,380)	25.10
Options outstanding, end of period	283,240	$25.52	336,070	$24.91

The fair value of stock options is determined using the Black-Scholes valuation model.

There were no stock options granted during the three months ended December 31, 2024 and 2023.

The aggregate intrinsic value of options exercised during the three months ended December 31, 2024 and 2023 was $239,000 and $469,000, respectively.

At December 31, 2024, there were 76,530 unvested options with an aggregate grant date fair value of $464,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2024 was $328,000.  There were 100 options that vested during the three months ended December 31, 2024 with a total fair value of $326.

At December 31, 2023, there were 124,640 unvested options with an aggregate grant date fair value of $725,000. There were 100 options that vested during the three months ended December 31, 2023 with a total fair value of $326.

Additional information regarding options outstanding at December 31, 2024 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
10.26	-	10.71	14,750	$10.62	0.5	14,750	$10.62	0.5
15.67	-	19.13	50,750	16.57	4.7	39,920	16.48	4.5
26.50	-	27.40	91,020	27.32	6.9	51,720	27.25	6.1
28.23	-	29.69	95,400	28..80	5.2	69,800	29.01	4.6
31.80	-	33.40	31,320	31.85	3.9	30,520	31.59	3.8
			283,240	$25.52	5.3	206,710	$25.25	4.5

The aggregate intrinsic value of options outstanding at December 31, 2024 and 2023 was $1.45 million and $2.22 million, respectively.

As of December 31, 2024, unrecognized compensation cost related to unvested stock options was $437,000, which is expected to be recognized over a weighted average period of 1.60 years.

There were no restricted stock awards granted during the three months ended December 31, 2024 and 2023.

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding beginning of period	49,015	$29.28	26,150	$27.37
Forfeited	(450)	29.28	—	—
Restricted stock outstanding end of period	48,565	$29.28	26,150	$27.37

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At December 31, 2024, unrecognized compensation cost related to unvested restricted stock awards was $1.34 million, which is expected to be recognized over a weighted average period of 2.45 years.

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

The Company's assets measured at fair value on a recurring basis consist of investment securities available for sale and investments in equity securities. The estimated fair values of MBS are based upon quoted market prices (Level 1) and market prices of similar securities or observable inputs (Level 2). The estimated fair values of mutual funds and U.S. Treasury and U.S. government agency securities are based upon quoted market prices (Level 1).

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2024 and September 30, 2024. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2024 and September 30, 2024 were as follows (dollars in thousands):

December 31, 2024	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
U.S. Treasury and U.S. government agency securities	$9,544	$—	$—	$9,544
MBS: U.S. government agencies	—	67,536	—	67,536
Investments in equity securities
Mutual funds	840	—	—	840
Total	$10,384	$67,536	$—	$77,920

September 30, 2024	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
U.S. Treasury and U.S. government agency securities	$3,939	$—	$—	$3,939
MBS: U.S. government agencies	—	68,318	—	68,318
Investments in equity securities
Mutual funds	866	—	—	866
Total	$4,805	$68,318	$—	$73,123

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2024 and the year ended September 30, 2024.

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

The Company uses the following methods and significant assumptions to estimate fair value on a non-recurring basis:

Individually Evaluated Collateral-Dependent Loans: Loans for which repayment is substantially expected to be provided through the operation or sale of collateral are considered collateral dependent, and are valued based on the estimated fair value of the collateral, less estimated costs to sell, where applicable. Accordingly, collateral dependent loans are classified within level 3 of the fair value hierarchy.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2024 and September 30, 2024 (dollars in thousands):

	Estimated Fair Value			Total Estimated
December 31, 2024	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Commercial business loans	$—	$—	$970	$970
Total loans	—	—	970	970
OREO and other repossessed assets	—	—	221	221
Total	$—	$—	$1,191	$1,191

	Estimated Fair Value			Total Estimated
September 30, 2024	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Commercial business loans	$—	$—	$1,315	$1,315
Total	$—	$—	$1,315	$1,315

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a non-recurring basis as of December 31, 2024 and September 30, 2024 (dollars in thousands):

	Valuation Technique(s)	Unobservable Input(s)	Range
Individually evaluated collateral-dependent loans	Market approach	Appraised value less estimated selling costs	N/A

OREO and other repossessed assets	Market approach	Lower of appraised value or listing price less estimated selling costs	N/A

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a fair value for these types of items as of December 31, 2024 and September 30, 2024. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of December 31, 2024 and September 30, 2024 (dollars in thousands):

	December 31, 2024
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$164,071	$164,071	$164,071	$—	$—
CDs held for investment	7,470	7,470	7,470	—	—
Investment securities	233,185	224,790	84,019	140,771	—
Investments in equity securities	840	840	840	—	—
FHLB stock	2,037	2,037	2,037	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	411	424	424	—	—
Loans receivable, net	1,411,819	1,372,737	—	—	1,372,737
Accrued interest receivable	7,095	7,095	7,095	—	—

Financial liabilities
Certificates of deposit	385,835	385,987	—	—	385,987
FHLB borrowings	20,000	19,896	—	—	19,896
Accrued interest payable	1,876	1,876	1,876	—	—

	September 30, 2024
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$164,728	$164,728	$164,728	$—	$—
CDs held for investment	10,209	10,209	10,209	—	—
Investment securities	244,354	238,264	146,141	92,123	—
Investments in equity securities	866	866	866	—	—
FHLB stock	2,037	2,037	2,037	—	—
Other investments	3,000	3,000	3,000	—	—
Loans receivable, net	1,421,523	1,387,642	—	—	1,387,642
Accrued interest receivable	6,990	6,990	6,990	—	—

Financial liabilities
Certificates of deposit	368,308	368,312	—	—	368,312
FHLB borrowings	20,000	20,035	—	—	20,035
Accrued interest payable	2,132	2,132	2,132	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income tax paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold. The amendment requires on an annual basis a reconciliation broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU on a prospective basis. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or the Company's consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. The amendments in this ASU require disclosure, in the notes to the financial statements, of specified information about certain costs and expenses. In conjunction with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information will enable investors to better understand the major components of an entity's income statement. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of the ASU to have a material impact on its business operations or the Company's consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606") applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended December 31, 2024, the Company recognized $999,000 in service charges on deposits, $1.27 million in ATM and debit card interchange transaction fees, $18,000 in escrow fees, and $1,000 in fee income from non-deposit investment sales included in "Other" on the consolidated statement of income, all considered within the scope of ASC 606. For the three months ended December 31, 2023, the Company recognized $1.02 million in service charges on deposits, $1.26 million in ATM and debit card interchange transaction fees, $19,000 in escrow fees, and $2,000 in fee income from non-deposit investment sales.

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

(12) COMMITMENTS AND CONTINGENCIES

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

A summary of the Company's commitments at December 31, 2024 and 2023 are listed below (in thousands):

	December 31, 2024	December 31, 2023
Undisbursed portion of construction loans in process (see Note 4)	$85,350	$104,683
Undisbursed lines of credit	115,279	135,250
Commitments to extend credit	16,265	11,810
	$216,894	$251,743

The Company maintains a separate ACL related to unfunded loan commitments. Management estimates the amount of expected losses related to unfunded, off-balance sheet commitments over the contractual period during which it is exposed to credit risk from its obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical utilization. Credit risk associated with the unfunded commitments is consistent with the loss ratio for each loan segment within the ACL for loans. The ACL on unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision for (recapture of) credit losses on the consolidated income statements. The ACL on unfunded loan commitments totaled $307,000 at December 31, 2024.

The following table sets forth information for the three months ended December 31, 2024 and 2023 regarding activity in the ACL on unfunded loan commitments (dollars in thousands):

	Three Months Ended December 31, 2024	Three Months Ended December 31, 2023
Beginning ACL	$327	$332
Impact of adopting CECL (ASU 2016-13)	—	65
Provision for (recapture of) credit losses	(20)	(33)
Ending ACL	$307	$364

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 1 of this Form 10-Q. The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2024.

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
•increased competitive pressures among financial services companies, including repricing and competitors' pricing initiatives, and their impact on our market position, loan and deposit products;
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
•The potential imposition of new tariffs or changes to existing trade policies that could affect economic activity or specific industry sectors;
•environmental, social and governance goals and targets;
•effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil unrest, and other external events;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks described elsewhere in this Form 10-Q and our other reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (the "2024 Form 10-K”).

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 offices (including its main office in Hoquiam). At December 31, 2024, the Company had total assets of $1.91 billion, net loans receivable of $1.41 billion, total deposits of $1.63 billion and total shareholders’ equity of $249.20 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and non-interest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, through July 2023, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve had increased the target range for the federal funds rate by 525 basis points, to a range of 5.25% to 5.50%. Inflation has decreased over the last year and as a result, the Federal Reserve has decreased the target range by 100 basis points in the last four months, to a range of 4.25% to 4.50% at December 31, 2024.

The provision for (recapture of) credit losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The ACL on loans reflects the amount that management has determined is adequate to cover probable expected credit losses in the loan portfolio. As the loan portfolio increases, or due to an increase in probable expected losses inherent in the loan portfolio, the ACL may increase, resulting in a decrease to net interest income after the provision. Improvement in loan risk ratings, increase in property values, or receipts of recoveries of amounts previously charged off may partially or fully offset any required increases to the ACL on loans due to loan growth or an increase in the probable expected credit losses. The Company recorded a provision for credit losses on loans of $52,000 and $379,000 for the three months ended December 31, 2024 and 2023, respectively, primarily due to loan portfolio growth.

Net income is also affected by non-interest income and non-interest expense.  For the three months ended December 31, 2024, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, BOLI net earnings, servicing income on loans sold, escrow fees and other operating income.  Non-interest income is also increased by net recoveries on investment securities and recoveries of prior OTTI losses on investment securities, if any.  Non-interest income is also decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, technology and communications expenses, deposit operation expenses, amortization of CDI, and other non-interest expenses. In certain periods, non-interest expense may be reduced by gains on the sale of premises and equipment and OREO. Both non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number of loan and deposit accounts.

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

The Company's critical accounting estimates are described in the Company’s 2024 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2024 Form 10-K.

Comparison of Financial Condition at December 31, 2024 and September 30, 2024

General: Total assets decreased by $14.00 million, or 0.7%, to $1.91 billion at December 31, 2024 from $1.92 billion at September 30, 2024.  The decrease in total assets was primarily due to decreases in loans receivable and investment securities, which were partially offset by increases in several other asset categories.

Net loans receivable decreased by $9.70 million, or 0.7%, to $1.41 billion at December 31, 2024 from $1.42 billion at September 30, 2024, primarily due to decreases in commercial business and commercial real estate loans, as well as construction loans due to an increase in the undisbursed portion of construction loans. Smaller declines in several other loan categories also contributed to the overall decrease. These decreases were partially offset by an increase in one- to four-family loans and in several other loan categories.

Total deposits decreased by $17.25 million, or 1.0%, to $1.63 billion at December 31, 2024 from $1.65 billion at September 30, 2024, primarily due to decreases in money market, non-interest bearing and NOW checking account balances. These decreases were partially offset by increases in certificate of deposit ("CDs") and savings account balances.

Shareholders’ equity increased by $3.79 million, or 1.5%, to $249.20 million at December 31, 2024 from $245.41 million at September 30, 2024.  The increase was primarily due to net income and proceeds from stock option exercises during the current period. These increases were partially offset by the payment of dividends to common shareholders, repurchases of common stock and an other comprehensive loss during the three months ended December 31, 2024.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment decreased by $3.40 million, or 1.9%, to $171.54 million at December 31, 2024 from $174.94 million at September 30, 2024. The decrease was due to a $2.74 million decrease in CDs held for investments and a $657,000 decrease in cash and cash equivalents, which was used to fund deposit withdrawals.

Investment Securities:  Investment securities (including investments in equity securities) decreased by $11.19 million, or 4.6%, to $234.03 million at December 31, 2024 from $245.22 million at September 30, 2024. This decrease was primarily due to maturities, prepayments and scheduled amortizations. Partially offsetting these decreases was the purchase of additional U.S. government agency mortgage-backed investment securities and U.S. Treasury investment securities, all of which were classified as available for sale. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock remained constant at $2.04 million at December 31, 2024 and September 30, 2024.

Other Investments: Other investments, consisting solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, was unchanged at $3.00 million at both December 31, 2024 and September 30, 2024. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable decreased by $9.70 million, or 0.7%, to $1.41 billion at December 31, 2024 from $1.42 billion at September 30, 2024.  The decrease was primarily due to a $3.43 million decrease in commercial business loans, a $2.17 million decrease in commercial real estate loans and a $13.92 million decrease in construction loans due to a $15.47 million increase in the undisbursed portion of construction loans. These decreases were partially offset by a $7.32 million increase in one- to four-family loans, and smaller increases in other loan categories.

Loan originations decreased by $16.86 million, or 19.1%, to $72.07 million for the three months ended December 31, 2024 from $88.93 million for the three months ended December 31, 2023.  The decrease in loan originations was primarily due to a decrease in multi-family, commercial business, one- to four-family and consumer loans originated. The decrease was partially offset by an increase in construction loan originations. The Company generally sells longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. Sales of fixed-rate one- to four-

family loans decreased by $1.48 million, or 39.08%, to $2.31 million for the three months ended December 31, 2024 from $9.60 million for the three months ended December 31, 2023, primarily due to a decrease in one- to four-family construction loans refinancing to permanent loans and being sold into the secondary market.

For additional information on loans, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $131,000, or 0.6%, to $21.62 million at December 31, 2024 from $21.49 million at September 30, 2024.  This increase was primarily due to additions from remodeling projects, partially offset by scheduled depreciation.

OREO (Other Real Estate Owned):  At December 31, 2024, total OREO and other repossessed assets consisted of one commercial real estate property with a value of $221,000 and one land parcel with no recorded value. At September 30, 2024 total OREO and other repossessed assets consisted of one land parcel with no recorded value.

BOLI (Bank Owned Life Insurance): BOLI increased by $166,000, or 0.7%, to $23.78 million at December 31, 2024 from $23.61 million at September 30, 2024. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both December 31, 2024 and September 30, 2023. CDI decreased by $45,000, or 10.0%, to $406,000 at December 31, 2024 from $451,000 at September 30, 2024 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loan Servicing Rights, Net: Loan servicing rights, net decreased by $177,000, or 12.90%, to $1.20 million at December 31, 2024 from $1.37 million at September 30, 2024 primarily due to the amortization of servicing rights. The principal amount of loans serviced for Freddie Mac and SBA decreased by $7.46 million to $363.10 million at December 31, 2024 from $370.56 million at September 30, 2024.

Deposits: Deposits decreased by $17.25 million, or 1.0%, to $1.63 billion at December 31, 2024 from $1.65 billion at September 30, 2024. The decrease was primarily due to a $15.51 million decrease in money market account balances, a $10.21 million decrease in non-interest bearing demand account balances and a $9.91 million decrease in NOW checking accounts balances in part due to some larger customers ending the calendar year with lower balances. These decreases were partially offset by a $17.53 million increase in certificates of deposit account balances and a $852,000 increase in savings account balances.

Deposits consisted of the following at December 31, 2024 and September 30, 2024 (dollars in thousands):

	December 31, 2024		September 30, 2024
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$402,911	24.7%	$413,116	25.1%
NOW checking	323,412	19.8	333,329	20.2
Savings	206,845	12.7	205,993	12.5
Money market	311,413	19.1	326,922	19.8
Certificates of deposit under $250	212,764	13.1	205,970	12.4
Certificates of deposit $250 and over	122,997	7.5	113,579	6.9
Certificates of deposit - brokered	50,074	3.1	48,759	3.1
Total	$1,630,416	100.0%	$1,647,668	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings remained constant at $20.00 million at both December 31, 2024 and September 30, 2024. The borrowings consist of three long-term borrowings: two totaling $15.00 million with scheduled maturities in May 2026, both bearing interest at 3.95%, and one $5.00 million borrowing maturing in August 2026 with an interest rate of 4.03%.

Shareholders’ Equity:  Total shareholders’ equity increased by $3.79 million, or 1.5%, to $249.20 million at December 31, 2024 from $245.41 million at September 30, 2024.  The increase was primarily due to net income of $6.86 million and proceeds of $474,000 from the exercise of stock options. This increase was partially offset by dividend payments to common shareholders of $1.99 million, the repurchase of 27,404 shares of the Company's common stock for $884,000 and an $812,000 other comprehensive loss for fair value adjustment on available for sale investment securities.

Asset Quality and Commercial Real Estate Portfolio Breakdown:

Non-performing assets to total assets was 0.16% at December 31, 2024 and 0.20% at September 30, 2024. Non-performing assets decreased by $937,000, or 23.8%, to $3.00 million at December 31, 2024 from $3.94 million at September 30, 2023. The decrease was primarily due to a $1.15 million decrease in non-accrual loans, with the largest decreases occurring in the commercial business and commercial real estate portfolios. These decreases were partially offset by a $221,000 increase in OREO.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2024 and September 30, 2024 (dollars in thousands):

	December 31, 2024	September 30, 2024
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$47	$49
Commercial	698	1,158
Consumer loans:
Home equity and second mortgage	587	618
Commercial business loans	1,401	2,060
Total loans accounted for on a non-accrual basis	2,733	3,885

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days or more past due loans	2,733	3,885

Non-accrual investment securities	45	51

OREO and other repossessed assets, net	221	—
Total non-performing assets	$2,999	$3,936

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.19%	0.27%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.14%	0.20%

Non-performing assets as a percentage of total assets	0.16%	0.20%

Loans receivable (2)	$1,429,107	$1,439,001

Total assets	$1,909,480	$1,923,475
___________________________________
(1) At December 31, 2024 and September 30, 2024, there were no one-to four-family properties in the process of foreclosure.
(2)  Does not include loans held for sale. Loan balances are before any reduction of the ACL.

The following tables provide a breakdown of commercial real estate ("CRE") loans by collateral types as of December 31, 2024 and September 30, 2024:

CRE Loan Portfolio Breakdown by Collateral at December 31, 2024
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$126,435	21%	8%	$1,228	$195
Medical/dental offices	84,786	14	6	1,265	—
Office buildings	67,600	11	4	768	—
Other retail buildings	52,313	9	3	545	—
Mini-storage	33,773	6	2	1,351	—
Hotel/motel	32,367	5	2	2,697	—
Restaurants	27,977	5	2	560	273
Gas stations/convenience stores	24,881	4	2	1,037	—
Churches	15,874	3	1	934	—
Nursing homes	13,745	2	1	1,964	—
Mobile home parks	10,694	2	1	465	—
Shopping centers	10,648	2	1	1,774	—
Other	95,961	16	6	706	230
Total CRE	$597,054	100%	39%	$913	$698

CRE Loan Portfolio Breakdown by Collateral at September 30, 2024
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$125,852	21%	8%	$1,246	$195
Medical/dental offices	83,276	14	5	1,262	—
Office buildings	68,526	11	5	779	—
Other retail buildings	50,067	8	3	533	—
Mini-storage	38,600	6	3	1,430	—
Hotel/motel	31,182	5	2	2,835	—
Restaurants	27,269	5	2	557	273
Gas stations/convenience stores	25,145	4	2	1,048	—
Nursing homes	18,434	3	1	2,304	—
Churches	16,235	3	1	854	—
Mobile home parks	10,798	2	1	491	—
Shopping centers	10,718	2	1	1,786	—
Other	93,117	16	6	705	690
Total CRE	$599,219	100%	40%	$926	$1,158

Comparison of Operating Results for the Three Months Ended December 31, 2024 and 2023

Net income increased by $564,000, or 9.0%, to $6.86 million for the quarter ended December 31, 2024 from $6.30 million for the quarter ended December 31, 2023. Net income per diluted common share increased by $0.09, or 11.7%, to $0.86 for the quarter ended December 31, 2024 from $0.77 for the quarter ended December 31, 2023. The increases in net income and net income per diluted common share for the three months ended December 31, 2024, were primarily due to a $966,000 increase in net interest income and a $309,000 decrease in the provision for credit losses. These increases were partially offset by a $443,000 increase in non-interest expense, a $167,000 increase in the provision for income taxes and $101,000 decrease in non-interest income.

Net Interest Income: Net interest income increased by $966,000, or 6.0%, to $16.97 million for the quarter ended December 31, 2024 from $16.00 million for the quarter ended December 31, 2023. This increase was due to a 35 basis point increase in the weighted average yield of interest-earning assets to 5.42% at December 31, 2024 from 5.07% at December 31, 2023 and to a $75.76 million increase in average total interest-earning assets. Partially offsetting the increase in the yield on interest-earning assets, was a a 40 basis point increase in the average cost of interest-bearing liabilities to 2.62% for the current quarter from 2.22% for the quarter ended December 31, 2023 and a $94.91 million increase in average total interest-bearing liabilities.

Total interest and dividend income increased by $2.76 million, or 12.3%, to $25.26 million for the quarter ended December 31, 2024 from $22.50 million for the quarter ended December 31, 2023, primarily due to increases in the average yield earned on and average balance of loans receivable, as well as an increase in the average balance of interest-bearing deposits in banks and CDs and a higher average yield on investment securities. These increases were partially offset by a decrease in the average balance of investment securities and, to a lesser extent, a decrease in the average rate paid on interest-bearing deposits in banks and CDs.

The average balance of total interest-earning assets increased by $75.76 million, or 4.3%, to $1.85 billion for the quarter ended December 31, 2024 from $1.78 billion for the quarter ended December 31, 2023. The average balance of loans receivable increased by $105.17 million, or 7.9%, and the average balance of interest-bearing deposits in banks and CDs increased by $40.51 million or 32.1%. These increases were partially offset by a decrease in the average balance of investment securities of $68.84 million or 22.2% between the periods. During the quarter ended December 31, 2024, there was a total of $123,000 of pre-payment penalties, non-accrual interest and late fees collected compared to $142,000 collected for the quarter ended December 31, 2023. The average yield on interest-earning assets increased by 35 basis points to 5.42% for the quarter ended December 31, 2024 from 5.07% for the quarter ended December 31, 2023. The average yield on investment securities increased 55 basis points to 3.51% for the quarter ended December 31, 2024 compared to the quarter ended December 31, 2023, while the average yield on loans receivable increased 28 basis points to 5.8% during the same period.

Total interest expense increased by $1.80 million, or 27.6%, to $8.29 million for the quarter ended December 31, 2024 from $6.49 million for the quarter ended December 31, 2023. This increase was due to an increase in the average balance and, to a lesser extent, an increase in the average cost of interest-bearing liabilities, primarily deposits. The average balance of interest-bearing liabilities increased by $94.91 million, or 8.2%, to $1.26 billion for the quarter ended December 31, 2024 from $1.16 billion for the quarter ended December 31, 2023, primarily due to increases in the average balances of money market and certificate of deposit accounts, partially offset by decreases in the average balance of NOW checking accounts. The average cost of interest-bearing liabilities increased to 2.62% for the quarter ended December 31, 2024 from 2.22% for the quarter ended December 31, 2023.

As a result of changes above, the net interest margin ("NIM") increased to 3.64% for the quarter ended December 31, 2024 from 3.60% for the quarter ended December 31, 2023.

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

	Three Months Ended December 31,
	2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,438,144	$21,032	5.80%	$1,332,971	$18,395	5.52%
Investment securities (2)	241,345	2,138	3.51	310,183	2,311	2.96
Dividends from mutual funds, FHLB stock and other investments	5,891	86	6.41	6,981	91	5.19
Interest-bearing deposits in banks and CDs	166,764	2,001	4.76	126,253	1,699	5.35
Total interest-earning assets	1,852,144	25,257	5.42	1,776,388	22,496	5.07
Non-interest-earning assets	75,534			81,612
Total assets	$1,927,678			$1,858,000

Interest-bearing liabilities:
Savings	$205,650	144	0.28	$220,042	121	0.22
Money market	324,424	2,797	3.42	224,939	1,329	2.34
NOW checking	328,455	1,142	1.38	376,682	1,435	1.51
Certificates of deposit	331,785	3,418	4.10	268,628	2,681	3.97
Brokered CDs	46,414	583	4.98	42,725	578	5.38
Short-term borrowings	—	—	—	13,804	195	5.62
Long-term borrowings	20,000	203	4.03	15,000	153	4.06
Total interest-bearing liabilities	1,256,728	8,287	2.62	1,161,820	6,492	2.22
Non-interest-bearing deposits	414,149			450,027
Other liabilities	10,146			11,878
Total liabilities	1,681,023			1,623,725
Shareholders' equity	246,655			234,275
Total liabilities and
shareholders' equity	$1,927,678			$1,858,000

Net interest income		$16,970			$16,004
Interest rate spread			2.81%			2.85%
Net interest margin (3)			3.64%			3.60%
Ratio of average interest-earning assets to average interest- bearing liabilities			147.38%			152.90%
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

	Three months ended December 31, 2024 compared to three months ended December 31, 2023 increase (decrease) due to
	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$1,136	$1,501	$2,637
Investment securities	392	(565)	(173)
Dividends from mutual funds, FHLB stock and other investments	10	(15)	(5)
Interest-bearing deposits in banks and CDs	(199)	501	302
Total net increase in income on interest-earning assets	1,339	1,422	2,761

Interest-bearing liabilities:
Savings	31	(8)	23
Money market	747	720	1,467
NOW checking	(118)	(174)	(292)
Certificates of deposit	37	706	743
Short-term FHLB borrowings	(98)	(98)	(196)
Long-term borrowings	(1)	51	50
Total net increase in expense on interest-bearing liabilities	598	1,197	1,795

Net increase in net interest income	$741	$225	$966

Provision for Credit Losses: A $27,000 provision for credit losses was recorded for the quarter ended December 31, 2024, consisting of a $52,000 provision for credit losses on loans which was primarily due to an increase in loans receivable, a $5,000 recapture of credit losses on investment securities, and a $20,000 recapture of credit losses on unfunded commitments which was primarily due to a decrease in the balance of unfunded loan commitments. A $336,000 provision for credit losses was recorded for the quarter ended December 31, 2023, consisting of a $379,000 provision for credit losses on loans, a $10,000 recapture of credit losses on investment securities and a $33,000 recapture of credit losses on unfunded commitments.

For the quarter ended December 31, 2024, net charge-offs were $242,000 compared to $2,000 for the quarter ended December 31, 2023. Non-accrual loans decreased by $1.15 million, or 29.7%, to $2.73 million at December 31, 2024 from $3.89 million at September 30, 2024, and decreased by $633,000, or 18.8%,from $3.36 million at December 31, 2023. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by $459,000, or 10.2%, to $4.02 million at December 31, 2024, from $4.48 million at September 30, 2024 and increased by $417,000, or 11.6%, from $3.60 million one year ago.

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

In accordance with GAAP, acquired loans are recorded at their estimated fair value, resulting in a net discount to the loans' contractual amounts, with a portion of this discount reflecting possible credit losses. Credit discounts are included in the determination of fair value. With the adoption of CECL, purchased loans are evaluated for impairment in the same manner as the rest of the loan portfolio. The remaining fair value discount associated with acquired loans was $147,000 at December 31, 2024. This discount will continue to accrete into income as these loans continue to pay down.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income decreased by $101,000, or 3.6%, to $2.70 million for the quarter ended December 31, 2024 from $2.80 million for the quarter ended December 31, 2023. This decrease was primarily due to a $52,000 decrease in other, net non-interest income, largely due to a $63,000 decrease in the fair value of investments in equity securities, $35,000 decrease in gain on sales loans and a $24,000 decrease in service charges on deposits. These decreases were partially offset by a $10,000 increase in BOLI net earnings.

Non-interest Expense:  Total non-interest expense increased by $443,000, or 4.2%, to $11.07 million for the quarter ended December 31, 2024 from $10.62 million for the quarter ended December 31, 2023. This increase was primarily due to increased expenses of $181,000 in salary and employee benefits, due to annual salary increases, $166,000 in technology and communications due to increased usage charges, $93,000 in professional fees mainly due to additional costs related to CECL, and $79,000 in other non-interest expenses. These increases were partially offset by a $94,000 decrease in ATM and debit card interchange transaction fees as a result of a decrease in fraud charges. The efficiency ratio for the current quarter was 56.27% compared to 56.50% for the comparable quarter one year ago. The slight improvement in the efficiency ratio was due to higher overall revenue, which was partially offset by higher non-interest expense.

Provision for Income Taxes: The provision for income taxes increased by $167,000, or 10.8%, to $1.71 million for the quarter ended December 31, 2024 from $1.55 million for the quarter ended December 31, 2023. The increase in the provision for income taxes was primarily due to higher pre-tax income. The Company's effective income tax rate was 20.0% for the quarter ended December 31, 2024 and 19.6% for the quarter ended December 31, 2023.

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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At December 31, 2024, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 12.92%. The Bank maintains a credit facility with the FHLB that provides for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. At December 31, 2024, the Bank had a total of $599.34 million available for borrowings with the FHLB of which $20.00 million was outstanding. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral: Borrower-in-Custody ("BIC").  At December 31, 2024, the Bank had no outstanding balance on the BIC line, under which $77.14 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At December 31, 2024, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposits withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the three months ended December 31, 2024 and 2023, the Bank originated $72.07 million and $88.93 million of loans, respectively. At December 31, 2024, the Bank had undisbursed lines of credit and commitments to extend credit totaling $131.54 million and undisbursed construction loans in process totaling $85.35 million.  Investment securities purchased during the three months ended December 31, 2024 and 2023 totaled $8.58 million and $1.92 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the three months ended December 31, 2024 and 2023, the Bank sold $2.31 million and $9.60 million, respectively, in loans and loan participation interests.  During the three months ended December 31, 2024 and 2023, the Bank received $65.16 million and $44.35 million in principal repayments, respectively.

The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment, and investment securities available for sale (including equity securities) increased to $249.46 million at December 31, 2024 from $248.06 million at September 30, 2024. CDs that are scheduled to mature in less than one year from December 31, 2024 totaled $327.38 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

Based on current objectives, there are no capital expenditures projected for the remaining nine months of the fiscal year ending September 30, 2025 that would materially impact liquidity. For the remainder of the 2025 fiscal year, the Bank projects that fixed commitments will include $253,000 of operating lease payments. No FHLB borrowings are scheduled to mature during fiscal year 2025. In addition, at December 31, 2024, there were other future obligations and accrued expenses of $8.36 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to is operating expenses, Timberland Bancorp is responsible for paying any dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities, although there are regulatory restrictions on the ability of the Bank to pay dividends. At December 31, 2024, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $1.73 million.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.25 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2025 at the rate of $0.25 per share, the average total dividend paid each quarter would be approximately $1.99 million based on the number of current outstanding shares at December 31, 2024 (which assumes no change in the number of shares).

In addition, from time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 25, 2023, the Company announced the adoption of a new stock repurchase program pursuant to which the Company may repurchase up to 404,708 shares of Company common stock, of which 127,762 shares remained available for future purchases as of December 31, 2024. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2024, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at December 31, 2024, to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$233,573	12.23%	$76,404	4.00%	$95,505	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	233,573	18.00	56,722	4.50	81,932	6.50
Tier 1 capital	233,573	18.00	75,630	6.00	100,840	8.00
Total capital	249,353	19.25	100,840	8.00	126,050	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At December 31, 2024, the Bank's CET1 capital exceeded the required capital conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets (as of June 30th of the preceding year), the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2024, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2024 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$235,783	12.32%
Risk-based Capital Ratios:
Common equity Tier 1 capital	235,783	18.69
Tier 1 capital	235,783	18.69
Total capital	251,572	19.55

Key Financial Ratios and Data

	Three Months Ended December 31,
	2024	2023
PERFORMANCE RATIOS:
Return on average assets	1.41%	1.36%
Return on average equity	11.03%	10.75%
Net interest margin	3.64%	3.60%
Efficiency ratio	56.27%	56.50%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s 2024 Form 10-K.
Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors
There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2024 Form 10-K, except as follows:

Current and future uses of Artificial Intelligence ("AI") and other emerging technologies may create additional risks.

The increasing adoption of AI in financial services presents significant opportunities but also introduces a range of risks that could impact our operations, regulatory compliance, and customer trust. AI introduces model risk, where flawed algorithms or biased data could result in inaccurate credit decisions, compliance violations, or discriminatory outcomes in lending or customer service. Cybersecurity threats, such as data breaches, adversarial attacks, and data poisoning, pose significant challenges, particularly as these systems handle large volumes of sensitive customer information. Additionally, the opaque nature of some AI models, often referred to as "black-box" systems, raises regulatory compliance concerns, as regulators increasingly require transparency and explainability in AI-driven decision-making.

Operational risks also arise from potential system failures, over-reliance on AI, and integration challenges with existing infrastructure. Disruptions in AI systems could impact critical functions such as fraud detection, transaction monitoring, and customer support. Ethical and reputational risks, including unintended consequences or perceived unfairness in AI-driven decisions, may erode customer trust and expose us to regulatory scrutiny.

To mitigate these risks requires a robust governance framework, regularly testing and auditing of AI models, and strong human oversight. Investments in cybersecurity, data privacy protections, and employee training are critical to managing these risks.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended December 31, 2024:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
10/01/2024 - 10/31/2024	144	$30.09	144	155,022
11/01/2024 - 11/302024	9,529	32.20	9,529	145,493
12/01/2024 - 12/31/2024	17,731	32.47	17,731	127,762
Total	27,404	$32.37	27,404	127,762

(1) On July 25, 2023, the Company announced a stock repurchase program to purchase up to 404,708 shares of the Company's common stock. This marked the Company's 19th stock repurchase plan. The existing repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions and available liquidity. Cumulatively, since January 1998, the Company has repurchased 8,613,367 shares of its common stock at an average price of $10.45 per share.

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

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None to be reported.
b.None to be reported.
c.During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (1)
4.2	Description of Capital Stock of Timberland Bancorp, Inc. (4)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.3	Form of Incentive Stock Option Agreement (5)
10.4	Form of Non-qualified Stock Option Agreement (5)
10.5	Employment Agreement with Dean J. Brydon, as amended (6)
10.6	Employment Agreement with Jonathan A. Fischer, as amended (6)
10.7	Employment Agreement with Marci A. Basich (6)
10.8	Employment Agreement with Matthew J. DeBord (6)
10.9	Employment Agreement with Todd Van Cise (7)
10.10	Employment Agreement with Breanne Antich (7)
10.11	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (8)
10.12	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (9)
10.13	Form of Restricted Stock Grant Agreement (10)
21	Subsidiaries of the Registrant*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2024 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

104	Cover Page Interactive Data File, formatted in Inline XBRL and included in Exhibit 101
_________________
* Copies of these exhibits are available upon written request to Jonathan A. Fischer, Secretary, Timberland
Bancorp, Inc., 624 Simpson Avenue, Hoquiam, WA 98550
(1)Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (333-35817).
(2)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on August 23, 2023.
(3)Incorporated by reference to the Registrant's Current Report on Form 8-K filed on April 16, 2007.

(4)Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1997.
(5)Incorporated by reference to the Exhibits included in the Registrant's Registration Statement on Form S-8 (333-240040).
(6)Incorporated by reference to Registrant's Current Report on Form 8-K filed on December 22, 2023.
(7)Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2023 and incorporated herein by reference.
(8)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 19, 2014.
(9)Attached as Appendix A to the Registrant's Annual Meeting Proxy Statement filed on December 18, 2019.
(10)Filed as exhibits to the Registrant's Registration Statement on Form S-8 (333-240040) and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Timberland Bancorp, Inc.

Date: February 10, 2025	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer
(Principal Executive Officer)

Date: February 10, 2025	By: /s/Marci A. Basich
Marci A. Basich
Chief Financial Officer
(Principal Financial Officer)