Form 10-Q
period 2025-03-31
TIMBERLAND BANCORP INC
filed 2025-05-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
Yes ___    No   _☒_

As of May 5, 2025, there were 7,901,280 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2025 and September 30, 2024
(Dollars in thousands, except per share amounts)

	March 31, 2025	September 30, 2024
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$26,010	$29,071
Interest-bearing deposits in banks	165,201	135,657
Total cash and cash equivalents	191,211	164,728

Certificates of deposit (“CDs”) held for investment, at cost	8,711	10,209
Investment securities held to maturity, at amortized cost (net of allowance for credit losses ("ACL") of $50 and $60), (estimated fair value of $134,382 and $166,007)	140,954	172,097
Investment securities available for sale, at fair value	84,807	72,257
Investments in equity securities, at fair value	853	866
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,045	2,037
Other investments, at cost	3,000	3,000
Loans held for sale	1,151	—
Loans receivable, net of ACL of $17,525 and $17,478	1,420,074	1,421,523
Premises and equipment, net	21,436	21,486
Other real estate owned (“OREO”) and other repossessed assets, net	221	—
Accrued interest receivable	7,127	6,990
Bank owned life insurance (“BOLI”)	23,942	23,611
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	361	451
Loan servicing rights, net	1,051	1,372
Operating lease right-of-use ("ROU") assets	1,324	1,475
Other assets	9,331	6,242
Total assets	$1,932,730	$1,923,475

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$407,811	$413,116
Interest-bearing	1,243,019	1,234,552
Total deposits	1,650,830	1,647,668

FHLB borrowings	20,000	20,000
Operating lease liabilities	1,426	1,575
Other liabilities and accrued expenses	7,950	8,819
Total liabilities	$1,680,206	$1,678,062
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2025 and September 30, 2024
(Dollars in thousands, except per share amounts)

	March 31, 2025	September 30, 2024
	(Unaudited)	*
Commitments and contingencies (see Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,903,489 shares issued and outstanding - March 31, 2025 7,960,127 shares issued and outstanding - September 30, 2024	28,028	29,862
Retained earnings	225,166	215,531
Accumulated other comprehensive (loss) income	(670)	20
Total shareholders’ equity	252,524	245,413
Total liabilities and shareholders’ equity	$1,932,730	$1,923,475
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2025 and 2024
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Interest and dividend income
Loans receivable and loans held for sale	$20,896	$18,909	$41,928	$37,304
Investment securities	2,003	2,246	4,141	4,556
Dividends from mutual funds, FHLB stock and other investments	82	82	168	173
Interest-bearing deposits in banks and CDs	1,884	1,919	3,885	3,618
Total interest and dividend income	24,865	23,156	50,122	45,651

Interest expense
Deposits	7,454	7,301	15,538	13,444
FHLB borrowings	198	220	402	568
Total interest expense	7,652	7,521	15,940	14,012

Net interest income	17,213	15,635	34,182	31,639

Provision for (recapture of) credit losses
Provision for credit losses - loans	237	166	289	545
(Recapture of) provision for credit losses - investment securities	(5)	3	(10)	(7)
Provision for (recapture of) credit losses - unfunded commitments	14	(88)	(7)	(121)
Total provision for credit losses - net	246	81	272	417

Net interest income after provision for (recapture of) credit losses	16,967	15,554	33,910	31,222

Non-interest income
Net recoveries on investment securities	4	2	7	7
Service charges on deposits	959	988	1,958	2,011
ATM and debit card interchange transaction fees	1,176	1,212	2,443	2,476
BOLI net earnings	165	156	331	312
Gain on sales of loans, net	122	41	165	120
Escrow fees	17	15	35	33
Other, net	244	201	445	454
Total non-interest income, net	2,687	2,615	5,384	5,413

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2025 and 2024
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Non-interest expense
Salaries and employee benefits	$5,977	$6,024	$12,068	$11,936
Premises and equipment	1,075	1,081	2,025	2,054
Advertising	189	159	370	345
OREO and other repossessed assets, net	9	—	9	—
ATM and debit card interchange transaction fees	521	601	1,043	1,216
Postage and courier	142	145	264	271
State and local taxes	335	325	680	644
Professional fees	431	319	777	572
Federal Deposit Insurance Corporation ("FDIC") insurance	219	206	429	416
Loan administration and foreclosure	155	134	283	239
Technology and communications	1,121	1,040	2,261	2,014
Deposit operations	319	324	652	644
Amortization of CDI	45	57	90	113
Other	656	576	1,309	1,151
Total non-interest expense, net	11,194	10,991	22,260	21,615

Income before income taxes	8,460	7,178	17,034	15,020

Provision for income taxes	1,705	1,470	3,419	3,016

Net income	$6,755	$5,708	$13,615	$12,004

Net income per common share
Basic	$0.85	$0.71	$1.71	$1.48
Diluted	$0.85	$0.70	$1.71	$1.47

Weighted average common shares outstanding
Basic	7,937,063	8,081,924	7,947,786	8,098,155
Diluted	7,968,632	8,121,109	7,984,238	8,143,701

Dividends paid per common share	$0.25	$0.24	$0.50	$0.47

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2025	2024	2025	2024
Comprehensive income
Net income	$6,755	$5,708	$13,615	$12,004
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $32, $22, $(183) and $88, respectively	122	82	(690)	330
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0, $0, $0 and $2, respectively	—	—	—	9
Total other comprehensive income (loss), net of income taxes	122	82	(690)	339

Total comprehensive income	$6,877	$5,790	$12,925	$12,343

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and six months ended March 31, 2025 and 2024
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, December 31, 2023	8,120,708	$34,869	$203,327	$(827)	$237,369

Net income	—	—	5,708	—	5,708
Other comprehensive income	—	—	—	82	82
Repurchase of common stock, net of tax	(99,787)	(2,672)	—	—	(2,672)
Exercise of stock options	2,200	35	—	—	35
Common stock dividends ($0.24 per common share)	—	—	(1,949)	—	(1,949)
Stock-based compensation expense	—	106	—	—	106
Balance, March 31, 2024	8,023,121	$32,338	$207,086	$(745)	$238,679

Balance, December 31, 2024	7,954,673	$29,593	$220,398	$(792)	$249,199

Net income	—	—	6,755	—	6,755
Other comprehensive income	—	—	—	122	122
Repurchase of common stock, net of tax	(61,764)	(1,908)	—	—	(1,908)
Restricted stock grant forfeitures	(1,380)	(11)	—	—	(11)
Exercise of stock options	11,960	212	—	—	212
Common stock dividends ($0.25 per common share)	—	—	(1,987)	—	(1,987)
Stock-based compensation expense	—	142	—	—	142
Balance, March 31, 2025	7,903,489	$28,028	$225,166	$(670)	$252,524

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2023	8,105,338	$34,771	$199,386	$(1,084)	$233,073
Net income	—	—	12,004	—	12,004
Other comprehensive income	—	—	—	339	339
Repurchase of common stock, net of tax	(112,117)	(3,034)	—	—	(3,034)
Exercise of stock options	29,900	390	—	—	390
Common stock dividends ($0.47 per common share)	—	—	(3,816)	—	(3,816)
Stock-based compensation expense	—	211	—	—	211
Adoption of Accounting Standards Update ("ASU") 2016-13, net of tax	—	—	(488)	—	(488)
Balance, March 31, 2024	8,023,121	$32,338	$207,086	$(745)	$238,679

Balance, September 30, 2024	7,960,127	$29,862	$215,531	$20	$245,413
Net income	—	—	13,615	—	13,615
Other comprehensive loss	—	—	—	(690)	(690)
Repurchase of common stock, net of tax	(89,168)	(2,792)	—	—	(2,792)
Restricted stock grant forfeitures	(1,830)	(11)	—	—	(11)
Exercise of stock options	34,360	686	—	—	686
Common stock dividends ($0.50 per common share)	—	—	(3,980)	—	(3,980)
Stock-based compensation expense	—	283	—	—	283
Balance, March 31, 2025	7,903,489	$28,028	$225,166	$(670)	$252,524

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$13,615	$12,004
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	272	417
Depreciation	753	720
Accretion of discount on purchased loans	(24)	(20)
Amortization of CDI	90	113
Stock-based compensation expense	272	211
Net recoveries on investment securities	(7)	(7)
Change in fair value of investments in equity securities	13	(28)
Accretion of discounts and premiums on securities	(526)	(574)
Gain on sales of loans, net	(165)	(120)
Loans originated for sale	(8,472)	(6,865)
Proceeds from sales of loans	7,486	6,074
Amortization of loan servicing rights	394	467
BOLI net earnings	(331)	(312)
Increase in deferred loan origination fees	(96)	(63)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(3,976)	(3,042)
Net cash provided by operating activities	9,298	8,975

Cash flows from investing activities
Net decrease in CDs held for investment	1,498	3,984
Purchase of investment securities held to maturity	—	(1,919)
Purchase of investment securities available for sale	(22,422)	(22,207)
Proceeds from maturities and prepayments of investment securities held to maturity	31,395	60,810
Proceeds from maturities and prepayments of investment securities available for sale	9,290	2,667
Purchase of FHLB stock	(8)	—
Redemption of FHLB stock	—	1,565
Decrease (increase) in loans receivable, net	1,059	(57,610)
Purchases of premises and equipment	(703)	(796)
Net cash provided by (used in) investing activities	20,109	(13,506)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2025	2024
Cash flows from financing activities
Net increase in deposits	$3,162	$77,619
Repayment of FHLB borrowings	—	(15,000)
Proceeds from exercise of stock options	686	390
Repurchase of common stock	(2,792)	(3,034)
Payment of dividends	(3,980)	(3,816)
Net cash (used in) provided by financing activities	(2,924)	56,159

Net increase in cash and cash equivalents	26,483	51,628
Cash and cash equivalents
Beginning of period	164,728	128,721
End of period	$191,211	$180,349

Supplemental disclosure of cash flow information
Income taxes paid	$3,677	$3,388
Interest paid	$16,375	$13,473

Supplemental disclosure of non-cash investing activities
Other comprehensive (loss) income related to investment securities	$(690)	$339
Loans transferred to OREO	$221	$—
Adjustment to retained earnings, net of deferred tax - adoption of ASU 2016-13	$—	$(488)

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 (“2024 Form 10-K”).  The unaudited consolidated results of operations for the six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2025.

(b)  Principles of Consolidation:  The unaudited consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, the Bank, and the Bank's wholly owned subsidiary, Timberland Service Corp. All significant inter-company transactions and balances have been eliminated in consolidation.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2025 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of March 31, 2025 and September 30, 2024 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2025
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,475	$7	$(3,953)	$65,529	$—
Mortgage-backed securities ("MBS"):
U.S. government agencies	47,017	11	(1,776)	45,252	—
Private label residential	22,744	261	(1,128)	21,877	48
Municipal securities	1,220	9	—	1,229	—
Bank issued trust preferred securities	498	—	(3)	495	2
Total	$140,954	$288	$(6,860)	$134,382	$50

March 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury and U.S. government agency securities	$9,576	$27	$(9)	$9,594
MBS: U.S. government agencies	76,079	183	(1,049)	75,213
Total	$85,655	$210	$(1,058)	$84,807

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,312	$70	$(4,197)	$88,185	$—
MBS:
U.S. government agencies	49,481	174	(1,378)	48,277	—
Private label residential	28,479	231	(980)	27,730	55
Municipal securities	1,330	8	—	1,338	—
Bank issued trust preferred securities	495	—	(18)	477	5
Total	$172,097	$483	$(6,573)	$166,007	$60

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury and U.S. government agency securities	$3,934	$6	$(1)	$3,939
MBS: U.S. government agencies	68,297	545	(524)	68,318
Total	$72,231	$551	$(525)	$72,257

Held to maturity and available for sale investment securities with unrealized losses were as follows as of March 31, 2025 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$55,684	$(3,953)	14	$55,684	$(3,953)
MBS:
U.S. government agencies	12,043	(57)	11	26,509	(1,719)	43	38,552	(1,776)
Private label residential	1,521	(8)	3	15,872	(1,120)	16	17,393	(1,128)
Bank issued trust preferred securities	—	—	—	495	(3)	1	495	(3)
Total	$13,564	$(65)	14	$98,560	$(6,795)	74	$112,124	$(6,860)

Available for sale
U.S. Treasury and U.S. government agency securities	$4,899	$(9)	2	$—	$—	—	$4,899	$(9)
MBS:
U.S. government agencies	16,960	(427)	5	24,057	(622)	22	41,017	(1,049)
Total	$21,859	$(436)	7	$24,057	$(622)	22	$45,916	$(1,058)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2024 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$78,363	$(4,197)	17	$78,363	$(4,197)
MBS:
U.S. government agencies	1	—	1	28,618	(1,378)	44	28,619	(1,378)
Private label residential	804	(6)	1	20,447	(974)	19	21,251	(980)
Bank issued trust preferred securities	—	—	—	477	(18)	1	477	(18)
Total	$805	$(6)	2	$127,905	$(6,567)	81	$128,710	$(6,573)

Available for sale
U.S. Treasury and U.S. government agency securities	$1,962	$(1)	1	$—	$—	—	$1,962	$(1)
MBS:
U.S. government agencies	11,368	(117)	4	25,751	(407)	23	37,119	(524)
Total	$13,330	$(118)	5	$25,751	$(407)	23	$39,081	$(525)

During the six months ended March 31, 2025, the Company recorded a $2,000 net realized loss on 13 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the six months ended March 31, 2024, the Company had no net realized losses on held to maturity investment securities.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $202.44 million and $208.81 million at March 31, 2025 and September 30, 2024, respectively.

The contractual maturities of investment securities at March 31, 2025 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$15,148	$15,044	$4,908	$4,895
Due after one year to five years	67,575	63,638	9,576	9,607
Due after five years to ten years	1,179	1,235	1,507	1,501
Due after ten years	57,052	54,465	69,664	68,804
Total	$140,954	$134,382	$85,655	$84,807

Credit Quality Indicators and Allowance for Credit Losses

Available for Sale Investment Securities

The Company assesses each available for sale investment security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale investment securities at March 31, 2025 or September 30, 2024. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are impaired because of their credit quality or related to any issuer or industry specific event. The Company has the ability and intent to hold the investments until the fair value recovers.

Held to Maturity Investment Securities

The Company measures expected credit losses on held to maturity investment securities, which are comprised of U.S. government agency and U.S. government mortgage-backed securities, private label mortgage-backed securities, municipal, and other bonds. The Company’s agency and mortgage-backed securities that are issued by U.S. government entities and agencies are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no ACL has been established for these securities. The ACL on the private label mortgage-backed securities, municipal, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default ("PD/LGD") method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At March 31, 2025 and September 30, 2024, the ACL on the held to maturity securities portfolio totaled $50,000 and $60,000, respectively.

The following tables set forth information for the three and six months ended March 31, 2025 and 2024, respectively, regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance
Held to Maturity
MBS:
Private label residential	$52	$(4)	$48	$73	$4	$77
Bank issued trust preferred securities	3	(1)	2	9	(1)	8
Total	$55	$(5)	$50	$82	$3	$85

	Six Months Ended March 31, 2025			Six Months Ended March 31, 2024
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Credit Losses	Ending Allowance
Held to Maturity
MBS:
Private label residential	$55	$(7)	$48	$—	$82	$(5)	$77
Bank issued trust preferred securities	5	(3)	2	—	10	(2)	8
Total	$60	$(10)	$50	$—	$92	$(7)	$85

The ACL on held to maturity securities is included within investment securities held to maturity on the consolidated balance sheets. Changes in the ACL are recorded through the provision for (recapture of) credit losses on the consolidated income statement.

Accrued interest receivable on held to maturity investment securities totaled $635,000 at March 31, 2025 and is included in accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Held to maturity investment securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity investment securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had $41,000 of private label mortgage-backed held to maturity investment securities in non-accrual status at March 31, 2025.

The Company monitors the credit quality of investment securities held to maturity using credit ratings from Moody's, S&P and Fitch. The Company monitors the credit ratings on a quarterly basis.

The following tables set forth the Company's held to maturity investment securities at March 31, 2025 and September 30, 2024 by credit quality indicator:

	Credit Ratings
As of March 31, 2025	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,475	$—	$—	$69,475
MBS:
U.S. government agencies	47,017	—	—	47,017
Private label residential	14,545	—	8,199	22,744
Municipal securities	1,220	—	—	1,220
Bank issued trust preferred securities	—	—	498	498
Total held to maturity	$132,257	$—	$8,697	$140,954

	Credit Ratings
As of September 30, 2024	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,312	$—	$—	$92,312
MBS:
U.S. government agencies	49,481	—	—	49,481
Private label residential	16,277	—	12,202	28,479
Municipal securities	1,230	—	100	1,330
Bank issued trust preferred securities	—	—	495	495
Total held to maturity	$159,300	$—	$12,797	$172,097

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

The following table presents a roll forward of the credit loss component of held to maturity investment securities that have been written down for OTTI with the credit loss component recognized in earnings for the six months ended March 31, 2025 and 2024 (dollars in thousands):

	Six Months Ended March 31,
	2025	2024
Beginning balance of credit loss	$803	$816
Subtractions:
Net realized loss previously recorded as credit losses	2	—
Recapture of prior credit loss	(7)	(6)
Ending balance of credit loss	$798	$810

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

As of March 31, 2025, management believes that there have been no events or changes in the circumstances since May 31, 2024 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or any decreases in the Company's stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of March 31, 2025, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable by portfolio segment consisted of the following at March 31, 2025 and September 30, 2024 (dollars in thousands):

	March 31, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$315,421	20.8%	$299,123	19.7%
Multi-family	178,590	11.8	177,350	11.7
Commercial real estate	602,248	39.7	599,219	39.6
Construction - custom and owner/builder	114,401	7.5	132,101	8.7
Construction - speculative one- to four-family	9,791	0.6	11,495	0.8
Construction - commercial	22,352	1.5	29,463	1.9
Construction - multi-family	46,602	3.1	28,401	1.9
Construction - land development	15,032	1.0	17,741	1.2
Land	32,301	2.1	29,366	1.9
Total mortgage loans	1,336,738	88.1	1,324,259	87.4

Consumer loans:
Home equity and second mortgage	47,458	3.1	47,913	3.2
Other	2,375	0.2	3,129	0.2
Total consumer loans	49,833	3.3	51,042	3.4

Commercial loans:
Commercial business	131,243	8.6	138,743	9.2
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	156	—	260	—
Total commercial loans	131,399	8.6	139,003	9.2

Total loans receivable	1,517,970	100.0%	1,514,304	100.0%
Less:
Undisbursed portion of construction loans in process ("LIP")	75,042		69,878
Deferred loan origination fees, net	5,329		5,425
ACL	17,525		17,478
Subtotal	97,896		92,781
Loans receivable, net	$1,420,074		$1,421,523
__________________
(1) Does not include one- to four-family loans held for sale totaling $1.2 million and $0 at March 31, 2025 and September 30, 2024, respectively.

Loans receivable at March 31, 2025 and September 30, 2024 are reported net of unamortized discounts totaling $131,000 and $155,000, respectively.

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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At March 31, 2025 and September 30, 2024, there was one loan classified as doubtful which is supported by an SBA guarantee of the remaining balance.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At March 31, 2025 and September 30, 2024, there were no loans classified as loss.

The following table sets forth the Company's loan portfolio at March 31, 2025 by risk attribute and year of origination as well as current period gross charge-offs (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$2,866	$19,918	$80,240	$108,811	$46,423	$50,451	$—	$308,709
Watch	—	—	1,781	—	—	—	—	1,781
Special Mention	—	—	—	4,884	—	—	—	4,884
Substandard	—	—	—	—	—	47	—	47
Total one- to four-family	$2,866	$19,918	$82,021	$113,695	$46,423	$50,498	$—	$315,421

Multi-family
Risk Rating
Pass	$3,253	$13,132	$21,521	$39,369	$23,076	$67,320	$1,169	$168,840
Substandard	—	—	—	—	9,750	—	—	9,750
Total multi-family	$3,253	$13,132	$21,521	$39,369	$32,826	$67,320	$1,169	$178,590

Commercial real estate
Risk Rating
Pass	$24,398	$25,722	$74,690	$125,256	$88,705	$239,554	$8,117	$586,442
Watch	—	—	—	243	—	9,696	—	9,939
Special Mention	—	—	—	—	—	5,543	—	5,543
Substandard	—	—	—	—	—	324	—	324
Total commercial real estate	$24,398	$25,722	$74,690	$125,499	$88,705	$255,117	$8,117	$602,248

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
Construction-custom & owner/builder (1)
Risk Rating
Pass	$8,364	$46,526	$2,064	$—	$—	$—	$—	$56,954
Watch	—	2,469	9,214	2,403	2,425	435	—	16,946
Total construction-custom & owner/builder	$8,364	$48,995	$11,278	$2,403	$2,425	$435	$—	$73,900

Construction-speculative one-to four-family (1)
Risk Rating
Pass	$2,533	$1,850	$317	$—	$—	$—	$—	$4,700
Watch	—	—	467	—	—	—	—	467
Total construction-speculative one-to four-family	$2,533	$1,850	$784	$—	$—	$—	$—	$5,167

Construction-commercial (1)
Risk Rating
Pass	$3,981	$2,498	$9,283	$—	$—	$—	$—	$15,762
Total construction-commercial	$3,981	$2,498	$9,283	$—	$—	$—	$—	$15,762

Construction-multi-family (1)
Risk Rating
Pass	$1,648	$4,513	$18,606	$—	$—	$—	$—	$24,767
Total construction-multi-family	$1,648	$4,513	$18,606	$—	$—	$—	$—	$24,767

Construction-land development (1)
Risk Rating
Pass	$—	$522	$1,469	$—	$—	$—	$—	$1,991
Substandard	—	—	—	11,549	—	—	—	11,549
Total construction-land development	$—	$522	$1,469	$11,549	$—	$—	$—	$13,540

Land
Risk Rating
Pass	$5,754	$9,758	$4,128	$6,092	$3,020	$2,530	$251	$31,533
Watch	—	—	—	299	—	469	—	768
Total land	$5,754	$9,758	$4,128	$6,391	$3,020	$2,999	$251	$32,301

Home equity and second mortgage
Risk Rating
Pass	$1,014	$5,444	$4,079	$1,753	$246	$2,441	$31,807	$46,784
Watch	—	—	—	—	—	11	29	40
Substandard	—	—	—	—	—	59	575	634
Total home equity and second mortgage	$1,014	$5,444	$4,079	$1,753	$246	$2,511	$32,411	$47,458

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
Other consumer
Risk Rating
Pass	$942	$300	$414	$90	$48	$473	$76	$2,343
Watch	—	—	—	—	—	9	—	9
Substandard	—	—	—	—	—	—	23	$23
Total other consumer	$942	$300	$414	$90	$48	$482	$99	$2,375
Current period gross write-offs	$2	$1	$—	$—	$—	$—	$1	$4

Commercial business
Risk Rating
Pass	$4,090	$14,288	$18,849	$31,589	$7,323	$14,785	$38,148	$129,072
Watch	—	—	—	—	22	—	—	22
Special Mention	—	—	—	211	327	226	—	764
Substandard	—	—	159	153	—	617	254	1,183
Doubtful	—	202	—	—	—	—	—	202
Total commercial business	$4,090	$14,490	$19,008	$31,953	$7,672	$15,628	$38,402	$131,243
Current period gross write-offs	$—	$—	$—	$241	$—	$—	$—	$241

SBA PPP
Risk Rating
Pass	$—	$—	$—	$—	$143	$13	$—	$156
Total SBA PPP	$—	$—	$—	$—	$143	$13	$—	$156

Total loans receivable, gross (1)
Risk Rating
Pass	$58,843	$144,471	$235,660	$312,960	$168,984	$377,567	$79,568	$1,378,053
Watch	—	2,469	11,462	2,945	2,447	10,620	29	29,972
Special Mention	—	—	—	5,095	327	5,769	—	11,191
Substandard	—	—	159	11,702	9,750	1,047	852	23,510
Doubtful	—	202	—	—	—	—	—	202
Total loans receivable	$58,843	$147,142	$247,281	$332,702	$181,508	$395,003	$80,449	$1,442,928
Current period gross charge-off	$2	$1	$—	$241	$—	$—	$1	$245
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

The following tables set forth information for the three and six months ended March 31, 2025 and 2024 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended March 31, 2025
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,699	$101	$—	$—	$2,800
Multi-family	1,311	4	—	—	1,315
Commercial real estate	6,892	91	—	—	6,983
Construction – custom and owner/builder	1,261	(44)	—	—	1,217
Construction – speculative one- to four-family	82	7	—	—	89
Construction – commercial	329	29	—	—	358
Construction – multi-family	527	16	—	—	543
Construction – land development	292	83	—	—	375
Land	802	50	—	—	852
Consumer loans:
Home equity and second mortgage	353	(8)	—	—	345
Other	34	1	(2)	—	33
Commercial business loans	2,706	(93)	—	2	2,615
Total	$17,288	$237	$(2)	$2	$17,525

	Six Months Ended March 31, 2025
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$2,632	$168	$—	$—	$2,800
Multi-family	1,308	7	—	—	1,315
Commercial real estate	6,934	49	—	—	6,983
Construction – custom and owner/builder	1,328	(111)	—	—	1,217
Construction – speculative one- to four-family	128	(39)	—	—	89
Construction – commercial	537	(179)	—	—	358
Construction – multi-family	456	87	—	—	543
Construction – land development	335	40	—	—	375
Land	793	59	—	—	852
Consumer loans:
Home equity and second mortgage	348	(3)	—	—	345
Other	39	(2)	(4)	—	33
Commercial business loans	2,640	213	(241)	3	2,615
Total	$17,478	$289	$(245)	$3	$17,525

	Three Months Ended March 31, 2024
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,096	$89	$—	$—	$2,185
Multi-family	1,200	158	—	—	1,358
Commercial real estate	6,822	132	—	—	6,954
Construction – custom and owner/builder	1,234	(19)	—	—	1,215
Construction – speculative one- to four-family	132	10	—	—	142
Construction – commercial	430	21	—	—	451
Construction – multi-family	735	(257)	—	—	478
Construction – land development	298	(43)	—	—	255
Land	757	83	—	—	840
Consumer loans:
Home equity and second mortgage	286	19	—	—	305
Other	46	3	(4)	—	45
Commercial business loans	2,619	(30)	—	1	2,590
Total	$16,655	$166	$(4)	$1	$16,818

	Six Months Ended March 31, 2024
	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Loan Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$2,417	$(408)	$176	$—	$—	$2,185
Multi-family	1,156	(120)	322	—	—	1,358
Commercial real estate	7,209	(494)	239	—	—	6,954
Construction – custom and owner/builder	750	542	(77)	—	—	1,215
Construction – speculative one-to four-family	148	(16)	10	—	—	142
Construction – commercial	316	176	(41)	—	—	451
Construction – multi-family	602	204	(328)	—	—	478
Construction – land development	274	25	(44)	—	—	255
Land	406	318	116	—	—	840
Consumer loans:
Home equity and second mortgage	519	(243)	29	—	—	305
Other	53	(7)	5	(6)	—	45
Commercial business loans	1,967	484	138	—	1	2,590
Total	$15,817	$461	$545	$(6)	$1	$16,818

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

The following tables present an analysis of loans by aging category and portfolio segment at March 31, 2025 and September 30, 2024 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2025
Mortgage loans:
One- to four-family	$—	$—	$47	$—	$47	$315,374	$315,421
Multi-family	—	—	—	—	—	178,590	178,590
Commercial real estate	976	—	324	—	1,300	600,948	602,248
Construction – custom and owner/builder (2)	—	—	—	—	—	73,900	73,900
Construction – speculative one- to four-family (2)	—	—	—	—	—	5,167	5,167
Construction – commercial (2)	—	—	—	—	—	15,762	15,762
Construction – multi-family (2)	—	—	—	—	—	24,767	24,767
Construction – land development (2)	—	—	—	—	—	13,540	13,540
Land	—	—	—	—	—	32,301	32,301
Consumer loans:
Home equity and second mortgage	—	—	575	—	575	46,883	47,458
Other	—	—	—	—	—	2,375	2,375
Commercial business loans	20	—	1,381	—	1,401	129,842	131,243
SBA PPP loans	—	—	—	—	—	156	156
Total	$996	$—	$2,327	$—	$3,323	$1,439,605	$1,442,928
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.
(2) Net of construction LIP.

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
September 30, 2024
Mortgage loans:
One- to four-family	$—	$—	$49	$—	$49	$299,074	$299,123
Multi-family	—	—	—	—	—	177,350	177,350
Commercial real estate	—	—	1,158	—	1,158	598,061	599,219
Construction – custom and owner/builder (2)	—	—	—	—	—	81,274	81,274
Construction – speculative one- to four-family (2)	—	—	—	—	—	7,451	7,451
Construction – commercial (2)	—	—	—	—	—	23,812	23,812
Construction – multi-family (2)	—	—	—	—	—	20,757	20,757
Construction – land development (2)	—	—	—	—	—	16,029	16,029
Land	—	—	—	—	—	29,366	29,366
Consumer loans:
Home equity and second mortgage	—	—	618	—	618	47,295	47,913
Other	—	1	—	—	1	3,128	3,129
Commercial business loans	424	169	2,060	—	2,653	136,090	138,743
SBA PPP loans	—	—	—	—	—	260	260
Total	$424	$170	$3,885	$—	$4,479	$1,439,947	$1,444,426
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.
(2) Net of construction LIP.

At March 31, 2025, the Company had $1.38 million of non-accrual loans with an ACL of $423,000 and $946,000 of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of March 31, 2025 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$47	$—
Commercial real estate	324	—
Consumer loans:
Home equity and second mortgage	575	—
Commercial business loans	1,381	423
Total	$2,327	$423

At September 30, 2024, the Company had $2.06 million of non-accrual loans with an ACL of $506,000 and $1.83 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of September 30, 2024 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$49	$—
Commercial real estate	1,158	—
Consumer loans:
Home equity and second mortgage	618	—
Commercial business loans	2,060	506
Total	$3,885	$506

Loan Modifications to Borrowers Experiencing Financial Difficulty

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

The following tables present the amortized cost basis of loans at March 31, 2025 that were both experiencing financial difficulty and modified during the six months ended March 31, 2025, by loan class and modification type (dollars in thousands):

	Combination - Term Extension and Collateral Addition
March 31, 2025	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business Loan	$256	0.20%	Loan extended three months and secured a deed of trust on a land parcel

	Combination - Term Extension and Payment Modification
March 31, 2025	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business Loan	$5	—%	Loan extended seven months, monthly payment reduced with principal payments due at time of change in terms and 1.5 months after signing

There were no modified loans to borrowers experiencing financial difficulty at March 31, 2024.

(5) LEASES

At March 31, 2025, the Company has operating leases for two retail bank branch offices and an administrative office. The Company's leases have remaining lease terms of two to seven years, and include options to extend the leases for up to five years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU assets and lease liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three and six months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
Lease cost:	2025	2024	2025	2024
Operating lease cost	$100	$92	$197	$185
Short-term lease cost	—	—	—	—
Total lease cost	$100	$92	$197	$185

The following table provides supplemental information related to operating leases at or for the three and six months ended March 31, 2025 and 2024 (dollars in thousands):

	At or For the Three Months Ended March 31, 2025	At or For the Six Months Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84	$168
Weighted average remaining lease term-operating leases	5.6 years	5.6 years
Weighted average discount rate-operating leases	2.35%	2.35%

	At or For the Three Months Ended March 31, 2024	At or For the Six Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$166
Weighted average remaining lease term-operating leases	6.3 years	6.3 years
Weighted average discount rate-operating leases	2.34%	2.34%

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

Maturities of operating lease liabilities at March 31, 2025 for future fiscal years are as follows (dollars in thousands):

Remainder of Fiscal 2025	$169
Fiscal 2026	304
Fiscal 2027	232
Fiscal 2028	219
Fiscal 2029	218
Thereafter	383
Total lease payments	1,525
Less imputed interest	99
Total	$1,426

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

Information regarding the calculation of basic and diluted net income per common share for the three and six months ended March 31, 2025 and 2024 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Basic net income per common share computation
Numerator – net income	$6,755	$5,708	$13,615	$12,004

Denominator – weighted average common shares outstanding	7,937,063	8,081,924	7,947,786	8,098,155

Basic net income per common share	$0.85	$0.71	$1.71	$1.48

Diluted net income per common share computation
Numerator – net income	$6,755	$5,708	$13,615	$12,004

Denominator – weighted average common shares outstanding	7,937,063	8,081,924	7,947,786	8,098,155
Effect of dilutive stock options (1)	31,569	39,185	36,452	45,546
Weighted average common shares outstanding - assuming dilution	7,968,632	8,121,109	7,984,238	8,143,701

Diluted net income per common share	$0.85	$0.70	$1.71	$1.47
____________________________________________
(1) For the three and six months ended March 31, 2025, average options to purchase 126,540 and 111,213 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three and six months ended March 31, 2024, average options to purchase 244,030 and 229,232 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and six months ended March 31, 2025 and 2024 are as follows (dollars in thousands):

	Three Months Ended March 31, 2025
	Changes in fair value of available for sale securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(792)	$(792)
Other comprehensive income	122	122
Balance of AOCI at the end of period	$(670)	$(670)
__________________________
(1) All amounts are net of income taxes.

	Six Months Ended March 31, 2025
	Changes in fair value of available for sale securities (1)	Total (1)
Balance of AOCI at the beginning of period	$20	$20
Other comprehensive loss	(690)	(690)
Balance of AOCI at the end of period	$(670)	$(670)
__________________________
(1) All amounts are net of income taxes.

	Three Months Ended March 31, 2024
	Changes in fair value of available for sale securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(827)	$(827)
Other comprehensive income	82	82
Balance of AOCI at the end of period	$(745)	$(745)
__________________________
(1) All amounts are net of income taxes.

	Six Months Ended March 31, 2024
	Changes in fair value of available for sale securities (1)	Changes in OTTI on held to maturity securities (1)	Total (1)
Balance of AOCI at the beginning of period	$(1,075)	$(9)	$(1,084)
Other comprehensive income	330	9	339
Balance of AOCI at the end of period	$(745)	$—	$(745)

__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

The Company maintains one active stock compensation plan, the 2019 Equity Incentive Plan (the "2019 Plan"). Under the 2019 Plan, the Company may grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved for issuance to employees and officers, and 50,000 shares are reserved for issuance to directors and directors emeriti. Shares issued under the 2019 Plan may be purchased on the open market or issued from the Company's authorized and unissued shares.  The exercise price of each stock option equals the fair market value of the Company’s common stock on the date of grant. Stock options generally vest in equal annual installments over five years beginning on the first anniversary of the grant date and have a maximum contractual term of ten years. Restricted stock awards typically vest in equal annual installments over a three- or five-year period beginning on the first anniversary of the grant date. At March 31, 2025, 160,185 shares of common stock remained available for further issuance under the 2019 Plan, either as stock options or restricted stock.

The Company's 2014 Equity Incentive Plan (the "2014 Plan") expired on January 27, 2025; therefore, no further awards may be granted under the plan. As of March 31, 2025, there were 159,780 shares outstanding that had been previously granted in the 2014 Plan, of which 137,350 were vested and 22,430 were unvested.

Stock option activity for the six months ended March 31, 2025 and 2024 is summarized as follows:

	Six Months Ended March 31, 2025		Six Months Ended March 31, 2024
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	306,240	$25.21	369,150	$24.00
Exercised	(34,360)	27.40	(29,900)	13.03
Forfeited	(5,900)	27.96	(10,140)	25.71
Options outstanding, end of period	265,980	$25.82	329,110	$24.95

The fair value of stock options is determined using the Black-Scholes valuation model.

There were no stock options granted during the six months ended March 31, 2025 and 2024.

The aggregate intrinsic value of options exercised during the six months ended March 31, 2025 and 2024 was $386,000 and $499,000, respectively.

At March 31, 2025, there were 71,230 unvested options with an aggregate grant date fair value of $431,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2025 was $282,000.  There were 2,500 options that vested during the six months ended March 31, 2025 with a total fair value of $16,000.

At March 31, 2024, there were 121,820 unvested options with an aggregate grant date fair value of $709,000. There were 300 options that vested during the six months ended March 31, 2024 with a total fair value of $2,000.

Additional information regarding options outstanding at March 31, 2025 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
10.26	-	10.71	8,750	$10.67	0.4	8,750	$10.67	0.4
15.67	-	19.13	48,950	16.56	4.5	38,720	16.47	4.2
26.50	-	27.40	86,160	27.32	6.7	49,560	27.26	5.9
28.23	-	29.69	91,800	28.81	4.9	68,000	29.01	4.4
31.80	-	33.40	30,320	31.85	3.6	29,720	31.37	3.6
			265,980	$25.82	5.1	194,750	$25.68	4.4

The aggregate intrinsic value of options outstanding at March 31, 2025 and 2024 was $1.20 million and $1.06 million, respectively.

As of March 31, 2025, unrecognized compensation cost related to unvested stock options was $363,000, which is expected to be recognized over a weighted average period of 1.46 years.

There were no restricted stock awards granted during the six months ended March 31, 2025 and 2024.

	Six Months Ended March 31, 2025		Six Months Ended March 31, 2024
	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding beginning of period	49,015	$29.28	26,150	$27.37
Forfeited	(1,830)	28.70	—	—
Vested	(200)	27.37	—	—
Restricted stock outstanding end of period	46,985	$29.31	26,150	$27.37

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At March 31, 2025, unrecognized compensation cost related to unvested restricted stock awards was $1.21 million, which is expected to be recognized over a weighted average period of 2.32 years.

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

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2025 and September 30, 2024. The Company's assets measured at estimated fair value on a recurring basis at March 31, 2025 and September 30, 2024 were as follows (dollars in thousands):

March 31, 2025	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
U.S. Treasury and U.S. government agency securities	$9,594	$—	$—	$9,594
MBS: U.S. government agencies	—	75,213	—	75,213
Investments in equity securities
Mutual funds	853	—	—	853
Total	$10,447	$75,213	$—	$85,660

September 30, 2024	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
U.S. Treasury and U.S. government agency securities	$3,939	$—	$—	$3,939
MBS: U.S. government agencies	—	68,318	—	68,318
Investments in equity securities
Mutual funds	866	—	—	866
Total	$4,805	$68,318	$—	$73,123

There were no transfers among Level 1, Level 2 and Level 3 during the six months ended March 31, 2025 and the year ended September 30, 2024.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2025 and September 30, 2024 (dollars in thousands):

	Estimated Fair Value			Total Estimated
March 31, 2025	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Commercial business loans	$—	$—	$957	$957
Total loans	—	—	957	957
OREO and other repossessed assets	—	—	221	221
Total	$—	$—	$1,178	$1,178

	Estimated Fair Value			Total Estimated
September 30, 2024	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Commercial business loans	$—	$—	$1,315	$1,315
Total	$—	$—	$1,315	$1,315

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a non-recurring basis as of March 31, 2025 and September 30, 2024:

	Valuation Technique(s)	Unobservable Input(s)	Range
Individually evaluated collateral-dependent loans	Market approach	Appraised value less estimated selling costs	8%

OREO and other repossessed assets	Market approach	Lower of appraised value or listing price less estimated selling costs	8%

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a fair value for these types of items as of March 31, 2025 and September 30, 2024. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of March 31, 2025 and September 30, 2024 (dollars in thousands):

	March 31, 2025
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$191,211	$191,211	$191,211	$—	$—
CDs held for investment	8,711	8,711	8,711	—	—
Investment securities	225,761	219,189	75,123	144,066	—
Investments in equity securities	853	853	853	—	—
FHLB stock	2,045	2,045	2,045	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,151	1,182	1,182	—	—
Loans receivable, net	1,420,074	1,385,482	—	—	1,385,482
Accrued interest receivable	7,127	7,127	7,127	—	—

Financial liabilities
Certificates of deposit	401,285	401,337	—	—	401,337
FHLB borrowings	20,000	19,967	—	—	19,967
Accrued interest payable	1,697	1,697	1,697	—	—

	September 30, 2024
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$164,728	$164,728	$164,728	$—	$—
CDs held for investment	10,209	10,209	10,209	—	—
Investment securities	244,354	238,264	92,123	146,141	—
Investments in equity securities	866	866	866	—	—
FHLB stock	2,037	2,037	2,037	—	—
Other investments	3,000	3,000	3,000	—	—
Loans receivable, net	1,421,523	1,387,642	—	—	1,387,642
Accrued interest receivable	6,990	6,990	6,990	—	—

Financial liabilities
Certificates of deposit	368,308	368,312	—	—	368,312
FHLB borrowings	20,000	20,035	—	—	20,035
Accrued interest payable	2,132	2,132	2,132	—	—

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

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606") applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended March 31, 2025, the Company recognized $959,000 in service charges on deposits, $1.18 million in ATM and debit card interchange transaction fees, $17,000 in escrow fees, and $1,000 in fee income from non-deposit investment sales included in "Other" on the consolidated statement of income, all considered within the scope of ASC 606. For the six months ended March 31, 2025, the Company recognized $1.96 million in service charges on deposits, $2.44 million in ATM and debit card interchange transaction fees, $35,000 in escrow fees, and $2,000 in fee income from non-deposit investment sales. For the three months ended March 31, 2024, the Company recognized $988,000 in service charges on deposits, $1.21 million in ATM and debit card interchange transaction fees, $15,000 in escrow fees, and $2,000 in fee income from non-deposit investment sales. For the six months ended March 31, 2024, the Company recognized $2.01 million in service charges on deposits, $2.48 million in ATM and debit card interchange transaction fees, $33,000 in escrow fees, and $3,000 in fee income from non-deposit investment sales.

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

A summary of the Company's commitments at March 31, 2025 and 2024 are listed below (in thousands):

	March 31, 2025	March 31, 2024
Undisbursed portion of construction loans in process (see Note 4)	$75,042	$77,502
Undisbursed lines of credit	117,220	135,883
Commitments to extend credit	27,954	19,106
	$220,216	$232,491

The Company maintains a separate ACL related to unfunded loan commitments. Management estimates the amount of expected losses related to unfunded, off-balance sheet commitments over the contractual period during which it is exposed to credit risk from its obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical utilization. Credit risk associated with the unfunded commitments is consistent with the loss ratio for each loan segment within the ACL for loans. The ACL on unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision for (recapture of) credit losses on the consolidated income statements. The ACL on unfunded loan commitments totaled $320,000 and $276,000 at March 31, 2025 and 2024, respectively

The following table sets forth information for the three and six months ended March 31, 2025 and 2024 regarding activity in the ACL on unfunded loan commitments (dollars in thousands):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
Beginning ACL	$307		$364
Provision for (recapture of) credit losses	13	*	(88)
Ending ACL	$320		$276
*Amount differs from Income Statement due to rounding.

ACL	Six Months Ended March 31, 2025	Six Months Ended March 31, 2024
Beginning ACL	$327	$332
Impact of adopting CECL (ASU 2016-13)	—	65
Provision for (recapture of) credit losses	(7)	(121)
Ending ACL	$320	$276

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

Timberland Bancorp has entered into employment agreements with its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer, Chief Credit Officer and Chief Technology Officer. These agreements provide for severance payments and other benefits in the event of an involuntary termination of employment following a change in control of Timberland Bancorp or its subsidiary, Timberland Bank. The maximum value of the severance benefits under these agreements is equal to 2.99 times the officer's average annual compensation during the five-year period preceding the effective date of the change in control.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 1 of this Form 10-Q. The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2025.

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
•changes in the interest rate environment, including increases or decreases in the Board of Governors of the Federal Reserve System (“Federal Reserve”) benchmark rate and duration of such levels, which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
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
•results of examinations of us by regulatory authorities, which may the possibility that any such regulatory authority may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our allowance for credit losses ("ACL"), write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
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
•the potential for new or increased tariffs, trade restrictions or geopolitical tensions that could affect economic activity or specific industry sectors
•environmental, social and governance goals and targets;
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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 offices (including its main office in Hoquiam). At March 31, 2025, the Company had total assets of $1.93 billion, net loans receivable of $1.42 billion, total deposits of $1.65 billion and total shareholders’ equity of $252.52 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

Our net interest income, net interest margin, and net interest spread are primarily influenced by changes in market interest rates, the shape of the yield curve, and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities. These components of net interest income are also affected by the volume and composition of our interest-earning assets, interest-bearing and non-interest-bearing liabilities, and shareholders’ equity. During the first fiscal quarter of 2025, interest rate trends were significantly influenced by monetary policy actions taken by the Federal Open Market Committee (“FOMC”) of the Federal Reserve. In response to ongoing improvements in inflation, the FOMC lowered the target range for the federal funds rate three times during 2024, resulting in a range of 4.25% to 4.50% at March 31, 2025. Despite the decline in market rates, asset yields increased due to the origination of new loans at higher rates and upward repricing of adjustable-rate loans. At the same time, funding costs declined, but at a slower pace, which moderated the overall benefit to our net interest margin.

The provision for (recapture of) credit losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The ACL on loans reflects the amount that management has determined is adequate to cover probable expected credit losses in the loan portfolio. As the loan portfolio increases, or due to an increase in probable expected losses inherent in the loan portfolio, the ACL may increase, resulting in a decrease to net interest income after the provision. Improvement in loan risk ratings, increase in property values, or receipts of recoveries of amounts previously charged off may partially or fully offset any required increases to the ACL on loans due to loan growth or an increase in the probable expected credit losses. The Company recorded a provision for credit losses on loans of $237,000 and $289,000 for the three and six months ended March 31, 2025, respectively, primarily due to changes in the composition of the portfolio. The Company recorded a provision for credit losses on loans of $166,000 and $545,000 for the three and six months ended March 31, 2024, respectively.

Net income is also impacted by levels of non-interest income and non-interest expense. For the three and six months ended March 31, 2025, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, BOLI net earnings, servicing income on loans sold, escrow fees and other operating income. Non-interest income may also be affected by net recoveries on investment securities and the reversal of previously recognized OTTI losses, if applicable. Additionally, it is reduced by valuation allowances on loan servicing rights and increased by recoveries of such allowances, when recognized. Non-interest expense for the same periods primarily included salaries and employee benefits, premises and equipment costs, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure-related expenses, technology and communications expenses, deposit operation expenses, amortization of CDI, and other general operating expenses. In certain periods, non-interest expense may be offset by gains on the sale of premises and equipment or OREO. Both non-interest income and non-interest expense are influenced by the Company’s overall growth and the expansion of its loan and deposit account base.

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

Comparison of Financial Condition at March 31, 2025 and September 30, 2024

General: Total assets increased by $9.26 million, or 0.5%, to $1.93 billion at March 31, 2025 from $1.92 billion at September 30, 2024.  The increase was primarily due to increases cash and cash equivalents and other assets which were partially offset by decreases in investment securities and in several other asset categories.

Net loans receivable decreased by $1.45 million, or 0.1%, to $1.42 billion at March 31, 2025 from $1.42 billion at September 30, 2024, primarily due to decreases in construction and commercial business loans as well as smaller decreases in other loan categories. These decreases were partially offset by an increase in one- to four-family loans and smaller increases in other loan categories.

Total deposits increased by $3.16 million, or 0.2%, to $1.65 billion at March 31, 2025 from $1.65 billion at September 30, 2024, primarily due to increases in certificates of deposit "CDs" and savings account balances. These increases were partially offset by decreases in money market, non-interest-bearing and NOW checking account balances.

Shareholders’ equity increased by $7.11 million, or 2.9%, to $252.52 million at March 31, 2025 from $245.41 million at September 30, 2024.  The increase was primarily due to net income and proceeds from stock option exercises during the current period. These increases were partially offset by the payment of dividends to common shareholders, repurchases of common stock and an other comprehensive loss during the six months ended March 31, 2025.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $24.99 million, or 14.3%, to $199.92 million at March 31, 2025 from $174.94 million at September 30, 2024. The increase was due to a $26.48 million increase in cash and cash equivalents, resulting primarily from maturities, prepayments and scheduled amortizations of investment securities as well as an increase in deposits. The overall increase was partially offset by a $1.50 million decrease in CDs held for investment.

Investment Securities:  Investment securities (including investments in equity securities) decreased by $18.60 million, or 7.6%, to $226.61 million at March 31, 2025 from $245.22 million at September 30, 2024. This decrease was primarily due to maturities, prepayments and scheduled amortizations. Partially offsetting these decreases was the purchase of additional U.S. government agency mortgage-backed investment securities and U.S. Treasury investment securities, all of which were classified as available for sale. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased $8,000, or 0.4%, to $2.05 million at March 31, 2025 from $2.04 million at September 30, 2024. The increase was due to FHLB's required annual share assessment, which is based on total assets.

Other Investments: Other investments, consisting solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, was unchanged at $3.00 million at both March 31, 2025 and September 30, 2024. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable decreased by $1.45 million, or 0.1%, to $1.42 billion at March 31, 2025 from $1.42 billion at September 30, 2024.  The decrease was primarily due to an $11.02 million decrease in construction loans, including a $5.16 million increase in the undisbursed portion of construction loans, a $7.60 million decrease in commercial business loans, and smaller decreases in other loan categories. These decreases were partially offset by a $16.30 million increase in one- to four-family loans, and smaller increases in other loan categories.

Loan originations increased by $364,000, or 0.2%, to $128.66 million for the six months ended March 31, 2025 from $128.30 million for the six months ended March 31, 2024.  The increase was primarily due to an increase in originations of commercial real estate and construction loans, particularly multi-family construction loans. This increase was partially offset by a decrease in multi-family and commercial business loan originations.

The Company generally sells longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. Sales of fixed-rate one- to four-family loans increased by $1.41 million, or 23.25%, to $7.49 million for the six months ended March 31, 2025 from $6.07 million for the six months ended March 31, 2024, primarily due to an increase in one- to four-family construction loans refinancing to permanent loans and being sold into the secondary market.

For additional information on loans, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment decreased by $50,000, or 0.2%, to $21.44 million at March 31, 2025 from $21.49 million at September 30, 2024.  This decrease was primarily due to scheduled depreciation.

OREO (Other Real Estate Owned):  At March 31, 2025, total OREO and other repossessed assets consisted of one commercial real estate property with a value of $221,000 and one land parcel with no recorded value. At September 30, 2024, total OREO and other repossessed assets consisted of one land parcel with no recorded value.

BOLI (Bank Owned Life Insurance): BOLI increased by $331,000, or 1.4%, to $23.94 million at March 31, 2025 from $23.61 million at September 30, 2024. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both March 31, 2025 and September 30, 2024. CDI decreased by $90,000, or 20.0%, to $361,000 at March 31, 2025 from $451,000 at September 30, 2024 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loan Servicing Rights, Net: Loan servicing rights, net decreased by $321,000, or 23.40%, to $1.05 million at March 31, 2025 from $1.37 million at September 30, 2024 primarily due to the amortization of servicing rights. The principal amount of loans serviced for Freddie Mac and the U.S. Small Business Administration decreased by $10.98 million to $359.58 million at March 31, 2025 from $370.56 million at September 30, 2024.

Other Assets: Other assets increased $3.09 million, or 33.4% to $9.33 million at March 31, 2025 from $6.24 million at September 30, 2024. This was due to a $2.00 million investment security that matured but funds had not been received and an increase in the daily prefund deposit for debit card transactions.

Deposits: Deposits increased by $3.16 million, or 0.2%, to $1.65 billion at March 31, 2025 from $1.65 billion at September 30, 2024. The increase was primarily due to a $32.98 million increase in certificates of deposit account balances and a $1.86 million increase in savings account balances. These increases were partially offset by a $26.37 million decrease in money market account balances, and a $5.31 million decrease in non-interest bearing demand account balances.

Deposits consisted of the following at March 31, 2025 and September 30, 2024 (dollars in thousands):

	March 31, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$407,811	24.7%	$413,116	25.1%
NOW checking	333,325	20.2	333,329	20.2
Savings	207,857	12.6	205,993	12.5
Money market	300,552	18.2	326,922	19.8
Certificates of deposit under $250	227,137	13.8	205,970	12.4
Certificates of deposit $250 and over	124,009	7.5	113,579	6.9
Certificates of deposit - brokered	50,139	3.0	48,759	3.1
Total	$1,650,830	100.0%	$1,647,668	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings remained unchanged at $20.00 million at both March 31, 2025 and September 30, 2024. The borrowings consist of three long-term borrowings: two totaling $15.00 million with scheduled maturities in May 2026, both bearing interest at 3.95%, and one $5.00 million borrowing maturing in August 2026 with an interest rate of 4.03%.

Shareholders’ Equity:  Total shareholders’ equity increased by $7.11 million, or 2.9%, to $252.52 million at March 31, 2025 from $245.41 million at September 30, 2024.  The increase was primarily due to net income of $13.62 million and proceeds of $686,000 from the exercise of stock options. This increase was partially offset by dividend payments to common shareholders of $3.98 million, the repurchase of 89,168 shares of the Company's common stock for $2.79 million and a $690,000 other comprehensive loss for fair value adjustment on available for sale investment securities, resulting from changes in market interest rates during the period..

Asset Quality and Commercial Real Estate Portfolio Breakdown:

Non-performing assets to total assets was 0.13% at March 31, 2025 and 0.20% at September 30, 2024. Non-performing assets decreased by $1.35 million, or 34.2%, to $2.59 million at March 31, 2025 from $3.94 million at September 30, 2024. The decrease was primarily due to a $1.56 million decrease in non-accrual loans, with the largest decreases occurring in the commercial real estate and commercial business portfolios. The decrease in both categories was a result of loan payoffs. These decreases were partially offset by a $221,000 increase in OREO and other repossessed assets.

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2025 and September 30, 2024 (dollars in thousands):

	March 31, 2025	September 30, 2024
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$47	$49
Commercial real estate	324	1,158
Consumer loans:
Home equity and second mortgage	575	618
Commercial business loans	1,381	2,060
Total loans accounted for on a non-accrual basis	2,327	3,885

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days or more past due loans	2,327	3,885

Non-accrual investment securities	41	51

OREO and other repossessed assets, net	221	—
Total non-performing assets	$2,589	$3,936

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.16%	0.27%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.12%	0.20%

Non-performing assets as a percentage of total assets	0.13%	0.20%

Loans receivable (2)	$1,437,599	$1,439,001

Total assets	$1,932,730	$1,923,475
___________________________________
(1) At March 31, 2025 and September 30, 2024, there were no one-to four-family properties in the process of foreclosure.
(2)  Does not include loans held for sale. Loan balances are before any reduction of the ACL.

The following tables provide a breakdown of commercial real estate ("CRE") loans by collateral types as of March 31, 2025 and September 30, 2024:

CRE Loan Portfolio Breakdown by Collateral at March 31, 2025
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$127,898	21.2%	8.4%	$1,255	$163
Medical/dental offices	84,013	14.0	5.5	1,254	—
Office buildings	68,239	11.3	4.5	784	—
Other retail buildings	53,121	8.8	3.5	553	—
Mini-storage	32,596	5.4	2.2	1,358	—
Hotel/motel	31,967	5.3	2.1	2,664	—
Restaurants	27,374	4.5	1.8	582	161
Gas stations/convenience stores	24,622	4.1	1.6	1,026	—
Churches	14,823	2.5	1.0	988	—
Nursing homes	13,606	2.3	0.9	2,268	—
Shopping centers	10,578	1.8	0.7	1,762	—
Mobile home parks	8,968	1.5	0.6	448	—
Other	104,443	17.3	6.9	762	—
Total CRE	$602,248	100.0%	39.7%	$938	$324

CRE Loan Portfolio Breakdown by Collateral at September 30, 2024
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$125,852	21.0%	8.3%	$1,246	$195
Medical/dental offices	83,276	13.9	5.5	1,262	—
Office buildings	68,526	11.4	4.5	779	—
Other retail buildings	50,067	8.4	3.3	533	—
Mini-storage	38,600	6.4	2.6	1,430	—
Hotel/motel	31,182	5.2	2.1	2,835	—
Restaurants	27,269	4.6	1.8	557	273
Gas stations/convenience stores	25,145	4.2	1.7	1,048	—
Nursing homes	18,434	3.1	1.2	2,304	—
Churches	16,235	2.7	1.1	854	—
Mobile home parks	10,798	1.8	0.7	491	—
Shopping centers	10,718	1.8	0.7	1,786	—
Other	93,117	15.5	6.1	705	690
Total CRE	$599,219	100.0%	39.6%	$926	$1,158

Comparison of Operating Results for the Three and Six Months Ended March 31, 2025 and 2024

Net income increased by $1.05 million, or 18.3%, to $6.76 million for the quarter ended March 31, 2025 from $5.71 million for the quarter ended March 31, 2024. Net income per diluted common share increased by $0.15, or 21.4%, to $0.85 for the quarter ended March 31, 2025 from $0.70 for the quarter ended March 31, 2024. The increases in net income and net income per diluted common share for the three months ended March 31, 2025, were primarily due to a $1.58 million increase in net interest income and a $72,000 increase in non-interest income. These increases were partially offset by a $235,000 increase in the provision for income taxes, a $203,000 increase in non-interest expense and $165,000 increase in the provision for credit losses.

Net income increased $1.61 million, or 13.4%, to $13.62 million for the six months ended March 31, 2025 from $12.00 million for the six months ended March 31, 2024. Net earnings per diluted common share increased by $0.24, or 16.3% to $1.71 for the six months ended March 31, 2025 from $1.47 for the six months ended March 31, 2024. The increases in net income and net earnings per diluted common share were due to a $2.53 million increase in net interest income and a $145,000 decrease in the provision for credit losses. These increases were partially offset by a $645,000 increase in non-interest expense, a $403,000 increase in the provision for income taxes and a $29,000 decrease in non-interest income.

Net Interest Income: Net interest income increased by $1.58 million, or 10.1%, to $17.21 million for the quarter ended March 31, 2025 from $15.64 million for the quarter ended March 31, 2024. This increase was due to a 32 basis point increase in the weighted average yield of interest-earning assets to 5.48% at March 31, 2025 from 5.16% at March 31, 2024, and a $34.16 million increase in average total interest-earning assets. To a lesser extent, a three basis point decrease in the average rate paid on interest-bearing liabilities, to 2.47% from 2.50%, also contributed to the improvement. These positive factors were partially offset by a $45.97 million increase in the average balance of total interest-bearing liabilities, which increased the Company’s overall funding costs.

Total interest and dividend income increased by $1.71 million, or 7.4%, to $24.87 million for the quarter ended March 31, 2025 from $23.16 million for the quarter ended March 31, 2024, primarily due to increases in the average yield earned on and average balance of loans receivable, as well as an increase in the average balance of interest-bearing deposits in banks and CDs and a higher average yield on investment securities. These increases were partially offset by a decrease in the average balance of investment securities and, to a lesser extent, a decrease in the average rate paid on interest-bearing deposits in banks and CDs.

The average balance of total interest-earning assets increased by $34.17 million, or 1.9%, to $1.84 billion for the quarter ended March 31, 2025 from $1.81 billion for the quarter ended March 31, 2024. The average balance of loans receivable increased by $70.58 million, or 5.2%, and the average balance of interest-bearing deposits in banks and CDs increased by $29.05 million, or 20.3%. These increases were partially offset by a decrease in the average balance of investment securities of $65.51 million, or 22.4% between the periods. During the quarter ended March 31, 2025, there was a total of $201,000 of pre-payment penalties, non-accrual interest and late fees collected compared to $99,000 collected for the quarter ended March 31, 2024. The average yield on interest-earning assets increased by 32 basis points to 5.48% for the quarter ended March 31, 2025 from 5.16% for the quarter ended March 31, 2024. The average yield on investment securities increased 49 basis points to 3.58% for the quarter ended March 31, 2025 compared to the quarter ended March 31, 2024, while the average yield on loans receivable increased 33 basis points to 5.90% during the same period.

Total interest expense increased by $131,000, or 1.7%, to $7.65 million for the quarter ended March 31, 2025 from $7.52 million for the quarter ended March 31, 2024. This increase was due to an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $45.97 million, or 3.8%, to $1.25 billion for the quarter ended March 31, 2025 from $1.21 billion for the quarter ended March 31, 2024, primarily due to increases in the average balances of certificate of deposit and money market accounts, partially offset by decreases in the average balance of NOW checking accounts. The average cost of interest-bearing liabilities decreased to 2.47% for the quarter ended March 31, 2025 from 2.50% for the quarter ended March 31, 2024.

As a result of changes above, the net interest margin ("NIM") increased to 3.79% for the quarter ended March 31, 2025 from 3.48% for the quarter ended March 31, 2024.

Net interest income increased by $2.54 million, or 8.0%, to $34.18 million for the six months ended March 31, 2025 from $31.64 million for the six months ended March 31, 2024. This increase was due to a 34 basis point increase in the weighted average yield of interest-earning assets to 5.44% at March 31, 2025 from 5.10% at March 31, 2024, and a $55.37 million increase in average total interest-earning assets, partially offset by a $70.58 million increase in the average balance of total interest-bearing liabilities.

Total interest and dividend income increased $4.47 million, or 9.79%, to $50.12 million for the six months ended March 31, 2025 from $45.65 million for the six months ended March 31, 2024, primarily due to a $55.11 million increase in the average balance of interest-earning assets, principally loans and interest bearing-deposits in banks and CDs, and an increase in the average yield on interest-earning assets.

The average balance of total interest-earning assets increased by $55.36 million, or 3.1%, to $1.85 billion for the six months ended March 31, 2025 from $1.79 billion for the six months ended March 31, 2024. The average balance of loans receivable increased by $87.98 million, or 6.5%, and the average balance of interest-bearing deposits in banks and CDs increased by $34.80 million or 25.9%. These increases were partially offset by a decrease in the average balance of investment securities of $67.15 million or 22.3% between the periods. During the six months ended March 31, 2025, there was a total of $316,000 of pre-payment penalties, non-accrual interest and late fees collected compared to $232,000 collected for the six months ended March 31, 2024. The average yield on interest-earning assets increased by 34 basis points to 5.44% for six months ended March 31, 2025 from 5.10% for the six months ended March 31, 2024. The average yield on investment securities increased 52 basis points to 3.55% for the six months ended March 31, 2025, compared to the same period in 2024. This increase was primarily due to the reinvestment of matured or called lower-yielding securities into higher-yielding instruments, as well as upward adjustments in the yields of variable-rate securities in response to the higher interest rate environment. Similarly, the average yield on loans receivable increased 32 basis points to 5.88% during the same period.

Total interest expense increased by $1.93 million, or 13.8%, to $15.94 million for the six months ended March 31, 2025 from $14.01 million for the six months ended March 31, 2024. The increase in interest expense was due to an increase in the average cost and an increase in the average balance of interest-bearing liabilities, primarily deposits.

NIM expanded to 3.71% for the six months ended March 31, 2025 from 3.53% for the six months ended March 31, 2024.

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

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,435,999	$20,896	5.90%	$1,365,417	$18,909	5.57%
Investment securities (2)	226,649	2,003	3.58	292,155	2,246	3.09
Dividends from mutual funds, FHLB stock and other investments	5,883	82	5.65	5,848	82	5.64
Interest-bearing deposits in banks and CDs	172,175	1,884	4.44	143,121	1,919	5.39
Total interest-earning assets	1,840,706	24,865	5.48	1,806,541	23,156	5.16
Non-interest-earning assets	77,563			81,337
Total assets	$1,918,269			$1,887,878

Interest-bearing liabilities:
NOW checking	$328,115	1,071	1.32	$367,924	1,469	1.61
Money market	306,137	2,401	3.18	270,623	2,115	3.14
Savings	206,054	141	0.28	214,233	124	0.23
Certificates of deposit	343,945	3,241	3.82	295,202	3,051	4.16
Brokered CDs	50,104	600	4.85	40,402	542	5.40
Short-term borrowings	—	—	—	5,001	70	5.63
Long-term borrowings	20,000	198	4.04	15,000	150	4.02
Total interest-bearing liabilities	1,254,355	7,652	2.47	1,208,385	7,521	2.50
Non-interest-bearing deposits	403,738			431,826
Other liabilities	10,064			10,182
Total liabilities	1,668,157			1,650,393
Shareholders' equity	250,112			237,485
Total liabilities and
shareholders' equity	$1,918,269			$1,887,878

Net interest income		$17,213			$15,635
Interest rate spread			3.01%			2.66%
Net interest margin (3)			3.79%			3.48%
Ratio of average interest-earning assets to average interest- bearing liabilities			146.75%			149.50%
_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

	Six Months Ended March 31,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,437,081	$41,928	5.85%	$1,349,105	$37,304	5.53%
Investment securities (2)	234,078	4,141	3.55	301,218	4,556	3.03
Dividends from mutual funds, FHLB stock and other investments	5,888	168	5.48	6,418	173	5.39
Interest-bearing deposits in banks and CDs	169,444	3,885	4.60	134,643	3,618	5.37
Total interest-earning assets	1,846,491	50,122	5.44	1,791,384	45,651	5.10
Non-interest-earning assets	76,535			81,473
Total assets	$1,923,026			$1,872,857

Interest-bearing liabilities:
NOW checking	$328,287	2,214	1.35	$372,327	2,903	1.56
Money market	315,381	5,199	3.31	247,656	3,444	2.78
Savings	205,849	285	0.28	217,153	245	0.23
Certificates of deposit	337,798	6,659	3.95	281,842	5,731	4.07
Brokered CDs	48,239	1,181	4.91	41,570	1,121	5.39
Short-term borrowings	—	—	—	9,427	265	5.62
Long-term borrowings	20,000	402	4.02	15,000	303	4.04
Total interest-bearing liabilities	1,255,554	15,940	2.55	1,184,975	14,012	2.37
Non-interest-bearing deposits	409,000			440,976
Other liabilities	10,107			11,035
Total liabilities	1,674,661			1,636,986
Shareholders' equity	248,365			235,871
Total liabilities and
shareholders' equity	$1,923,026			$1,872,857

Net interest income		$34,182			$31,639
Interest rate spread			2.89%			2.73%
Net interest margin (3)			3.71%			3.53%
Ratio of average interest-earning assets to average interest- bearing liabilities			147.07%			151.17%

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

	Three months ended March 31, 2025 compared to three months ended March 31, 2024 increase (decrease) due to			Six months ended March 31, 2025 compared to six months ended March 31, 2024 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$985	$1,002	$1,987	$2,119	$2,505	$4,624
Investment securities	306	(549)	(243)	259	(674)	(415)
Dividends from mutual funds, FHLB stock and other investments	—	—	—	1	(6)	(5)
Interest-bearing deposits in banks and CDs	(387)	352	(35)	(241)	508	267
Total net increase in income on interest-earning assets	904	805	1,709	2,138	2,333	4,471

Interest-bearing liabilities:
NOW checking	(250)	(148)	(398)	(367)	(322)	(689)
Money market	8	278	286	709	1,046	1,755
Savings	22	(5)	17	43	(3)	40
Certificates of deposit	(349)	597	248	(476)	1,464	988
Short-term FHLB borrowings	(35)	(35)	(70)	(132)	(133)	(265)
Long-term borrowings	—	48	48	—	99	99
Total net increase (decrease) in expense on interest-bearing liabilities	(604)	735	131	(223)	2,151	1,928

Net increase in net interest income	$1,508	$70	$1,578	$2,361	$182	$2,543

Provision for Credit Losses: A $246,000 provision for credit losses was recorded for the quarter ended March 31, 2025, consisting of a $237,000 provision for credit losses on loans which was primarily due to changes in the composition of the loan portfolio, a $5,000 recapture of credit losses on investment securities, and a $14,000 provision for credit losses on unfunded commitments which was primarily due to an increase in the balance of unfunded loan commitments. An $81,000 provision for credit losses was recorded for the quarter ended March 31, 2024, consisting of a $166,000 provision for credit losses on loans, a $3,000 provision for credit losses on investment securities and a $88,000 recapture of credit losses on unfunded commitments.

We recorded a $272,000 provision for credit losses for the six months ended March 31, 2025, consisting of a $289,000 provision for credit losses on loans which was primarily due to an increase in loans receivable, a $10,000 recapture of credit losses on investment securities which was primarily due to maturities and principal repayments, and a $7,000 recapture of credit losses on unfunded loan commitments which was primarily due to a decrease in the amounts of unfunded loans. A $417,000 provision for credit losses was recorded for the six months ended March 31, 2024, consisting of a $545,000 provision for credit losses on loan, a $7,000 recapture of credit losses on investment securities, and a $121,000 recapture of credit losses on unfunded loan commitments.

For the quarter ended March 31, 2025, net charge-offs were less than $1,000 compared to $3,000 for the quarter ended March 31, 2024. Non-accrual loans decreased by $1.56 million, or 40.1%, to $2.33 million at March 31, 2025 from $3.89 million at September 30, 2024, and decreased by $1.28 million, or 35.5%, from $3.61 million at March 31, 2024. Total delinquent loans (past due 30 days or more) and non-accrual loans decreased by $1.16 million, or 25.8%, to $3.32 million at March 31, 2025, from $4.48 million at September 30, 2024 and decreased by $878,000, or 20.9%, from $4.20 million one year ago.

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

In accordance with GAAP, acquired loans are recorded at their estimated fair value, resulting in a net discount to the loans' contractual amounts, with a portion of this discount reflecting possible credit losses. Credit discounts are included in the determination of fair value. With the adoption of CECL, purchased loans are evaluated for impairment in the same manner as the rest of the loan portfolio. The remaining fair value discount associated with acquired loans was $131,000 at March 31, 2025. This discount will continue to accrete into income as these loans continue to pay down.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $72,000, or 2.8%, to $2.69 million for the quarter ended March 31, 2025 from $2.62 million for the quarter ended March 31, 2024. This increase was primarily due to an $81,000 increase in gain on sale of loans, reflecting a higher volume of fixed-rate one- to four-family mortgages into the secondary market, and a $43,000 increase in other, net non-interest income, largely due to a $39,000 increase in the fair value of investments in equity securities. These increases were partially offset by a $36,000 decrease in ATM and debit card interchange fees, primarily due to lower transaction volumes, and a $29,000 decrease in service charges on deposits, attributed to reduced overdraft activity.

Total non-interest income for the six months ended March 31, 2025 decreased $29,000, or 0.5%, to $5.38 million from $5.41 million for the six months ended March 31, 2024. This decrease was primarily due to a $53,000 decrease in service charges on deposits and a $33,000 decrease in ATM and debit card interchange fees. These decreases were partially offset by a $45,000 increase in gain on sale of loans and a $19,000 increase in BOLI net earnings.

Non-interest Expense:  Total non-interest expense increased by $203,000, or 1.8%, to $11.19 million for the quarter ended March 31, 2025 from $10.99 million for the quarter ended March 31, 2024. This increase was mainly due to a $112,000 increase in professional fee expense, an $81,000 increase in technology and communications expense, due to continued investment in digital banking platforms and cybersecurity enhancements, and a $30,000 increase in advertising expense. These increases were partially offset by an $80,000 decrease in ATM and debit card interchange transaction expense due to renegotiated vendor contracts and lower transaction volume and a $47,000 decrease in salary and employee benefits expense. The efficiency ratio for the current quarter was 56.25% compared to 60.22% for the comparable quarter one year ago. The improvement in the efficiency ratio was due to higher overall revenue, which was partially offset by higher non-interest expense.

Total non-interest expense increased $645,000, or 3.0%, to $22.26 million for the six months ended March 31, 2025 from $21.62 million for the six months ended March 31, 2024. The increase was primarily due to a $247,000 increase in technology and communications expense, and a $205,000 increase in professional fees expense, for the reasons discussed above, and a $132,000 increase in salary and employee benefits expense, due to annual salary increases. These increases were partially offset by a $173,000 decrease in ATM and debit card interchange transaction expense, due to lower transaction volume. The efficiency ratio for the six months ended March 31, 2025 was 56.26% compared to 58.34% for the six months ended March 31, 2024.

Provision for Income Taxes: The provision for income taxes increased by $235,000, or 16.0%, to $1.71 million for the quarter ended March 31, 2025 from $1.47 million for the quarter ended March 31, 2024. The increase in the provision for income taxes was primarily due to higher pre-tax income. The Company's effective income tax rate was 20.2% for the quarter ended March 31, 2025 and 20.5% for the quarter ended March 31, 2024. The provision for income taxes increased by $403,000, or 13.4%, to $3.42 million for the six months ended March 31, 2025 from $3.02 million for the six months ended March 31, 2024. The increase was primarily due to higher pre-tax income. The Company's effective tax rate was 20.1% for the six months ended March 31, 2025 compared to 20.0% for the six months ended March 31, 2024.

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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At March 31, 2025, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 14.14%. The Bank maintains a credit facility with the FHLB that provides for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. At March 31, 2025, the Bank had a total of $618.87 million available for borrowings with the FHLB of which $20.00 million was outstanding. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral: Borrower-in-Custody ("BIC").  At March 31, 2025, the Bank had no outstanding balance on the BIC line, under which $76.03 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At March 31, 2025, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposits withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the six months ended March 31, 2025 and 2024, the Bank originated $128.66 million and $128.30 million of loans, respectively. At March 31, 2025, the Bank had undisbursed lines of credit and commitments to extend credit totaling $145.17 million and undisbursed construction loans in process totaling $75.04 million.  Investment securities purchased during the six months ended March 31, 2025 and 2024 totaled $22.42 million and $24.13 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the six months ended March 31, 2025 and 2024, the Bank sold $7.48 million and $11.87 million, respectively, in loans and loan participation interests.  During the six months ended March 31, 2025 and 2024, the Bank received $117.67 million and $84.00 million in principal repayments, respectively.

The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment, and investment securities available for sale (including equity securities) increased to $285.58 million at March 31, 2025 from $248.06 million at September 30, 2024. CDs that are scheduled to mature in less than one year from March 31, 2025 totaled $343.42 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

Based on current objectives, there are no capital expenditures projected for the remaining six months of the fiscal year ending September 30, 2025 that would materially impact liquidity. For the remainder of the 2025 fiscal year, the Bank projects that fixed commitments will include $169,000 of operating lease payments. No FHLB borrowings are scheduled to mature during fiscal year 2025. In addition, at March 31, 2025, there were other future obligations and accrued expenses of $7.95 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to is operating expenses, Timberland Bancorp is responsible for paying any dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. However, the Bank’s ability to pay dividends is subject to regulatory limitations, including capital adequacy requirements and supervisory approval under certain circumstances. The Bank maintains strong capital levels and earnings capacity, which support its ability to upstream dividends to Timberland Bancorp, subject to applicable regulatory constraints. At March 31, 2025, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $263,000.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. On April 22, 2025 the Board of Directors approved an increase in the quarterly stock dividend rate to $0.26 per share, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment at this rate for the remainder of the 2025 fiscal year, the average total dividend paid each quarter would be approximately $2.05 million based on the number of shares outstanding at March 31, 2025 (which assumes no change in the number of shares).

In addition, from time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 25, 2023, the Company announced the adoption of a new stock repurchase program pursuant to which the Company may repurchase up to 404,708 shares of Company common stock, of which 65,998 shares remained available for future purchases as of March 31, 2025. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2025, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at March 31, 2025, to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$238,291	12.49%	$76,341	4.00%	$95,427	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	238,291	18.99	56,467	4.50	81,564	6.50
Tier 1 capital	238,291	18.99	75,290	6.00	100,386	8.00
Total capital	254,004	20.24	100,386	8.00	125,483	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At March 31, 2025, the Bank’s capital exceeded the conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve and is subject to capital adequacy requirements under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For bank holding companies with less than $3.0 billion in consolidated assets (as of June 30th of the preceding year), the Federal Reserve capital guidelines are generally applied on a bank only basis. In such cases, the Federal Reserve expects the subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2025, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of March 31, 2025 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$239,031	12.55%
Risk-based Capital Ratios:
Common equity Tier 1 capital	239,031	19.04
Tier 1 capital	239,031	19.04
Total capital	254,752	20.29

Key Financial Ratios and Data

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
PERFORMANCE RATIOS:
Return on average assets	1.43%	1.22%	1.42%	1.28%
Return on average equity	10.95%	9.67%	10.99%	10.18%
Net interest margin	3.79%	3.48%	3.71%	3.53%
Efficiency ratio	56.25%	60.22%	56.26%	58.34%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s 2024 Form 10-K.
Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended March 31, 2025:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
1/01/2025 - 1/31/2025	—	$—	—	127,762
2/1/2025 - 2/28/2025	41,764	31.25	41,764	85,998
3/1/2025 - 3/31/2025	20,000	30.01	20,000	65,998
Total	61,764	$30.85	61,764	65,998

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

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None to be reported.
b.None to be reported.
c.During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2025 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: May 9, 2025	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer
(Duly Authorized Officer)

Date: May 9, 2025	By: /s/Marci A. Basich
Marci A. Basich
Chief Financial Officer
(Principal Financial Officer)