Form 10-Q
period 2025-06-30
TIMBERLAND BANCORP INC
filed 2025-08-08
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
Yes ___    No   _☒_

As of August 5, 2025, there were 7,897,239 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2025 and September 30, 2024
(Dollars in thousands, except per share amounts)

	June 30, 2025	September 30, 2024
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$32,532	$29,071
Interest-bearing deposits in banks	161,095	135,657
Total cash and cash equivalents	193,627	164,728

Certificates of deposit (“CDs”) held for investment, at cost	8,462	10,209
Investment securities held to maturity, at amortized cost (net of allowance for credit losses ("ACL") of $46 and $60), (estimated fair value of $135,622 and $166,007)	141,570	172,097
Investment securities available for sale, at fair value	86,475	72,257
Investments in equity securities, at fair value	855	866
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,045	2,037
Other investments, at cost	3,000	3,000
Loans held for sale	1,763	—
Loans receivable, net of ACL of $17,878 and $17,478	1,441,496	1,421,523
Premises and equipment, net	21,490	21,486
Other real estate owned (“OREO”) and other repossessed assets, net	221	—
Accrued interest receivable	7,174	6,990
Bank owned life insurance (“BOLI”)	24,113	23,611
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	316	451
Loan servicing rights, net	911	1,372
Operating lease right-of-use ("ROU") assets	1,248	1,475
Other assets	7,295	6,242
Total assets	$1,957,192	$1,923,475

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$406,222	$413,116
Interest-bearing	1,263,255	1,234,552
Total deposits	1,669,477	1,647,668

FHLB borrowings	20,000	20,000
Operating lease liabilities	1,350	1,575
Other liabilities and accrued expenses	9,701	8,819
Total liabilities	$1,700,528	$1,678,062
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2025 and September 30, 2024
(Dollars in thousands, except per share amounts)

	June 30, 2025	September 30, 2024
	(Unaudited)	*
Commitments and contingencies (see Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,876,853 shares issued and outstanding - June 30, 2025 7,960,127 shares issued and outstanding - September 30, 2024	27,226	29,862
Retained earnings	230,213	215,531
Accumulated other comprehensive (loss) income	(775)	20
Total shareholders’ equity	256,664	245,413
Total liabilities and shareholders’ equity	$1,957,192	$1,923,475
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2025 and 2024
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income
Loans receivable and loans held for sale	$21,411	$19,537	$63,339	$56,841
Investment securities	2,064	2,335	6,205	6,892
Dividends from mutual funds, FHLB stock and other investments	83	94	252	266
Interest-bearing deposits in banks and CDs	1,986	2,173	5,870	5,791
Total interest and dividend income	25,544	24,139	75,666	69,790

Interest expense
Deposits	7,721	7,938	23,259	21,383
FHLB borrowings	201	220	602	787
Total interest expense	7,922	8,158	23,861	22,170

Net interest income	17,622	15,981	51,805	47,620

Provision for (recapture of) credit losses
Provision for credit losses - loans	351	264	640	810
Recapture of credit losses - investment securities	(4)	(12)	(14)	(20)
Provision for (recapture of) credit losses - unfunded commitments	93	(8)	87	(130)
Total provision for (recapture of) credit losses - net	440	244	713	660

Net interest income after provision for (recapture of) credit losses	17,182	15,737	51,092	46,960

Non-interest income
Net recoveries on investment securities	2	2	9	9
Gain on sale of investment securities available for sale, net	24	—	24	—
Service charges on deposits	966	1,014	2,924	3,024
ATM and debit card interchange transaction fees	1,262	1,297	3,706	3,773
BOLI net earnings	171	158	502	470
Gain on sales of loans, net	138	68	303	188
Escrow fees	32	18	66	51
Servicing income on loans sold	39	19	101	37
Other, net	241	215	624	652
Total non-interest income, net	2,875	2,791	8,259	8,204

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2025 and 2024
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Non-interest expense
Salaries and employee benefits	$5,825	$5,928	$17,893	$17,863
Premises and equipment	973	1,011	2,998	3,065
Gain on sales/dispositions of premises and equipment, net	—	(3)	—	(3)
Advertising	182	211	552	556
OREO and other repossessed assets, net	8	—	17	1
ATM and debit card interchange transaction fees	658	580	1,700	1,796
Postage and courier	137	130	401	401
State and local taxes	570	335	1,251	979
Professional fees	341	335	1,118	908
Federal Deposit Insurance Corporation ("FDIC") insurance	211	208	640	624
Loan administration and foreclosure	99	156	383	395
Technology and communications	993	1,086	3,253	3,101
Deposit operations	345	450	997	1,094
Amortization of CDI	45	56	135	169
Other	780	586	2,090	1,735
Total non-interest expense, net	11,167	11,069	33,428	32,684

Income before income taxes	8,890	7,459	25,923	22,480

Provision for income taxes	1,790	1,535	5,208	4,552

Net income	$7,100	$5,924	$20,715	$17,928

Net income per common share
Basic	$0.90	$0.74	$2.61	$2.22
Diluted	$0.90	$0.74	$2.60	$2.21

Weighted average common shares outstanding
Basic	7,893,308	8,004,552	7,929,626	8,067,068
Diluted	7,921,762	8,039,345	7,963,412	8,109,043

Dividends paid per common share	$0.26	$0.24	$0.76	$0.71

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2025	2024	2025	2024
Comprehensive income
Net income	$7,100	$5,924	$20,715	$17,928
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $(28), $53, $(212) and $142, respectively	(105)	200	(795)	530
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0, $0, $0 and $2, respectively	—	—	—	9
Total other comprehensive income (loss), net of income taxes	(105)	200	(795)	539

Total comprehensive income	$6,995	$6,124	$19,920	$18,467

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended June 30, 2025 and 2024
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, March 31, 2024	8,023,121	$32,338	$207,086	$(745)	$238,679

Net income	—	—	5,924	—	5,924
Other comprehensive income	—	—	—	200	200
Repurchase of common stock, net of tax	(70,000)	(1,767)	—	—	(1,767)
Exercise of stock options	300	5	—	—	5
Common stock dividends ($0.24 per common share)	—	—	(1,923)	—	(1,923)
Stock-based compensation expense	—	105	—	—	105
Balance, June 30, 2024	7,953,421	$30,681	$211,087	$(545)	$241,223

Balance, March 31, 2025	7,903,489	$28,028	$225,166	$(670)	$252,524

Net income	—	—	7,100	—	7,100
Other comprehensive loss	—	—	—	(105)	(105)
Repurchase of common stock, net of tax	(34,236)	(1,053)	—	—	(1,053)
Exercise of stock options	7,600	130	—	—	130
Common stock dividends ($0.26 per common share)	—	—	(2,053)	—	(2,053)
Stock-based compensation expense	—	121	—	—	121
Balance, June 30, 2025	7,876,853	$27,226	$230,213	$(775)	$256,664

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2023	8,105,338	$34,771	$199,386	$(1,084)	$233,073
Net income	—	—	17,928	—	17,928
Other comprehensive income	—	—	—	539	539
Repurchase of common stock, net of tax	(182,117)	(4,801)	—	—	(4,801)
Exercise of stock options	30,200	395	—	—	395
Common stock dividends ($0.71 per common share)	—	—	(5,739)	—	(5,739)
Stock-based compensation expense	—	316	—	—	316
Adoption of Accounting Standards Update ("ASU") 2016-13, net of tax	—	—	(488)	—	(488)
Balance, June 30, 2024	7,953,421	$30,681	$211,087	$(545)	$241,223

Balance, September 30, 2024	7,960,127	$29,862	$215,531	$20	$245,413
Net income	—	—	20,715	—	20,715
Other comprehensive loss	—	—	—	(795)	(795)
Repurchase of common stock, net of tax	(123,404)	(3,846)	—	—	(3,846)
Restricted stock grant forfeitures	(1,830)	(11)	—	—	(11)
Exercise of stock options	41,960	817	—	—	817
Common stock dividends ($0.76 per common share)	—	—	(6,033)	—	(6,033)
Stock-based compensation expense	—	404	—	—	404
Balance, June 30, 2025	7,876,853	$27,226	$230,213	$(775)	$256,664

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income	$20,715	$17,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	713	660
Depreciation	1,131	1,088
Deferred income taxes	(73)	—
Accretion of discount on purchased loans	(92)	(29)
Amortization of CDI	135	169
Stock-based compensation expense	393	316
Gain on sale of investment securities available for sale, net	(24)	—
Net recoveries on investment securities	(9)	(9)
Change in fair value of investments in equity securities	11	(25)
Accretion of discounts and premiums on securities	(866)	(842)
Gain on sales of loans, net	(303)	(188)
Gain on sales/dispositions of premises and equipment, net	—	(3)
Loans originated for sale	(14,059)	(10,330)
Proceeds from sales of loans	12,599	9,123
Amortization of loan servicing rights	582	684
BOLI net earnings	(502)	(470)
Increase in deferred loan origination fees	2	162
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(277)	(1,830)
Net cash provided by operating activities	20,076	16,404

Cash flows from investing activities
Net decrease in CDs held for investment	1,747	4,730
Proceeds from sale of investment securities available for sale	13,494	—
Purchase of investment securities held to maturity	(5,413)	(1,919)
Purchase of investment securities available for sale	(40,576)	(36,089)
Proceeds from maturities and prepayments of investment securities held to maturity	36,324	96,052
Proceeds from maturities and prepayments of investment securities available for sale	12,387	4,105
Purchase of FHLB stock	(8)	—
Redemption of FHLB stock	—	1,565
Increase in loans receivable, net	(20,744)	(96,118)
Purchases of premises and equipment	(1,135)	(1,010)
Proceeds from sales of premises and equipment	—	8
Net cash used in investing activities	(3,924)	(28,676)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2025	2024
Cash flows from financing activities
Net increase in deposits	$21,809	$67,609
Repayment of FHLB borrowings	—	(15,000)
Proceeds from exercise of stock options	817	395
Repurchase of common stock	(3,846)	(4,801)
Payment of dividends	(6,033)	(5,739)
Net cash provided by financing activities	12,747	42,464

Net increase in cash and cash equivalents	28,899	30,192
Cash and cash equivalents
Beginning of period	164,728	128,721
End of period	$193,627	$158,913

Supplemental disclosure of cash flow information
Income taxes paid	$5,650	$4,884
Interest paid	$24,253	$21,854

Supplemental disclosure of non-cash investing activities
Other comprehensive (loss) income related to investment securities	$(795)	$539
Loans transferred to OREO	$221	$—
Adjustment to retained earnings, net of deferred tax - adoption of ASU 2016-13	$—	$(488)

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 (“2024 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2025.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2025 presentation with no change to previously reported net income or total shareholders’ equity.

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2025 and September 30, 2024 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2025
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,559	$—	$(3,478)	$66,081	$—
Mortgage-backed securities ("MBS"):
U.S. government agencies	50,685	10	(1,682)	49,013	—
Private label residential	20,222	205	(1,009)	19,418	45
Municipal securities	605	6	—	611	—
Bank issued trust preferred securities	499	—	—	499	1
Total	$141,570	$221	$(6,169)	$135,622	$46

June 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury and U.S. government agency securities	$14,888	$—	$(22)	$14,866
MBS: U.S. government agencies	72,568	205	(1,164)	71,609
Total	$87,456	$205	$(1,186)	$86,475

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,312	$70	$(4,197)	$88,185	$—
MBS:
U.S. government agencies	49,481	174	(1,378)	48,277	—
Private label residential	28,479	231	(980)	27,730	55
Municipal securities	1,330	8	—	1,338	—
Bank issued trust preferred securities	495	—	(18)	477	5
Total	$172,097	$483	$(6,573)	$166,007	$60

September 30, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. Treasury and U.S. government agency securities	$3,934	$6	$(1)	$3,939
MBS: U.S. government agencies	68,297	545	(524)	68,318
Total	$72,231	$551	$(525)	$72,257

Held to maturity and available for sale investment securities with unrealized losses were as follows as of June 30, 2025 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$56,200	$(3,478)	14	$56,200	$(3,478)
MBS:
U.S. government agencies	14,460	(72)	11	25,307	(1,610)	40	39,767	(1,682)
Private label residential	1,303	(5)	3	15,011	(1,004)	14	16,314	(1,009)
Total	$15,763	$(77)	14	$96,518	$(6,092)	68	$112,281	$(6,169)

Available for sale
U.S. Treasury and U.S. government agency securities	$14,866	$(22)	3	$—	$—	—	$14,866	$(22)
MBS:
U.S. government agencies	22,988	(484)	6	24,861	(680)	23	47,849	(1,164)
Total	$37,854	$(506)	9	$24,861	$(680)	23	$62,715	$(1,186)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2024 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$78,363	$(4,197)	17	$78,363	$(4,197)
MBS:
U.S. government agencies	1	—	1	28,618	(1,378)	44	28,619	(1,378)
Private label residential	804	(6)	1	20,447	(974)	19	21,251	(980)
Bank issued trust preferred securities	—	—	—	477	(18)	1	477	(18)
Total	$805	$(6)	2	$127,905	$(6,567)	81	$128,710	$(6,573)

Available for sale
U.S. Treasury and U.S. government agency securities	$1,962	$(1)	1	$—	$—	—	$1,962	$(1)
MBS:
U.S. government agencies	11,368	(117)	4	25,751	(407)	23	37,119	(524)
Total	$13,330	$(118)	5	$25,751	$(407)	23	$39,081	$(525)

During the nine months ended June 30, 2025, the Company recorded a $3,000 net realized loss on 13 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the nine months ended June 30,

2024, the Company recorded a $1,000 net realized loss on 14 held to maturity investment securities all of which had been recognized previously as credit losses.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $207.83 million and $208.81 million at June 30, 2025 and September 30, 2024, respectively.

The contractual maturities of investment securities at June 30, 2025 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$14,366	$14,293	$14,888	$14,866
Due after one year to five years	66,659	63,156	6,074	6,070
Due after five years to ten years	663	758	202	202
Due after ten years	59,882	57,415	66,292	65,337
Total	$141,570	$135,622	$87,456	$86,475

Credit Quality Indicators and Allowance for Credit Losses

Available for Sale Investment Securities

The Company assesses each available for sale investment security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale investment securities at June 30, 2025 or September 30, 2024. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are impaired because of their credit quality or related to any issuer or industry specific event. The Company has the ability and intent to hold the investments until the fair value recovers.

Held to Maturity Investment Securities

The Company measures expected credit losses on held to maturity investment securities, which are comprised of U.S. government agency and U.S. government mortgage-backed securities, private label mortgage-backed securities, municipal, and other bonds. The Company’s agency and mortgage-backed securities that are issued by U.S. government entities and agencies are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no ACL has been established for these securities. The ACL on the private label mortgage-backed securities, municipal, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default ("PD/LGD") method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At June 30, 2025 and September 30, 2024, the ACL on the held to maturity securities portfolio totaled $46,000 and $60,000, respectively.

The following tables set forth information for the three and nine months ended June 30, 2025 and 2024, respectively, regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance	Beginning Allowance	Provision for (Recapture of) Credit Losses		Ending Allowance
Held to Maturity
MBS:
Private label residential	$48	$(3)	$45	$77	$(11)		$66
Bank issued trust preferred securities	2	(1)	1	8	(2)		6
Total	$50	$(4)	$46	$85	$(13)	*	$72
*Amount differs from Income Statement due to rounding.

	Nine Months Ended June 30, 2025			Nine Months Ended June 30, 2024
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Credit Losses	Ending Allowance
Held to Maturity
MBS:
Private label residential	$55	$(10)	$45	$—	$82	$(16)	$66
Bank issued trust preferred securities	5	(4)	1	—	10	(4)	6
Total	$60	$(14)	$46	$—	$92	$(20)	$72

The ACL on held to maturity securities is included within investment securities held to maturity on the consolidated balance sheets. Changes in the ACL are recorded through the provision for (recapture of) credit losses on the consolidated income statement.

Accrued interest receivable on held to maturity investment securities totaled $698,000 at June 30, 2025 and is included in accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Held to maturity investment securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity investment securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had $38,000 of private label mortgage-backed held to maturity investment securities in non-accrual status at June 30, 2025.

The Company monitors the credit quality of investment securities held to maturity using credit ratings from Moody's, S&P and Fitch. The Company monitors the credit ratings on a quarterly basis.

The following tables set forth the Company's held to maturity investment securities at June 30, 2025 and September 30, 2024, by credit quality indicator:

	Credit Ratings
As of June 30, 2025	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,559	$—	$—	$69,559
MBS:
U.S. government agencies	50,685	—	—	50,685
Private label residential	13,805	—	6,417	20,222
Municipal securities	605	—	—	605
Bank issued trust preferred securities	—	—	499	499
Total held to maturity	$134,654	$—	$6,916	$141,570

	Credit Ratings
As of September 30, 2024	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,312	$—	$—	$92,312
MBS:
U.S. government agencies	49,481	—	—	49,481
Private label residential	16,277	—	12,202	28,479
Municipal securities	1,230	—	100	1,330
Bank issued trust preferred securities	—	—	495	495
Total held to maturity	$159,300	$—	$12,797	$172,097

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

The following table presents a roll forward of the credit loss component of held to maturity investment securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2025 and 2024 (dollars in thousands):

	Nine Months Ended June 30,
	2025	2024
Beginning balance of credit loss	$803	$816
Subtractions:
Net realized loss previously recorded as credit losses	(3)	(1)
Recapture of prior credit loss	(6)	(9)
Ending balance of credit loss	$794	$806

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

An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to that reporting unit. The Company performed its fiscal year 2025 goodwill impairment test during the quarter ended June 30, 2025. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's fair value is less than its carrying amount, and, therefore, goodwill was determined not to be impaired at May 31, 2025.

As of June 30, 2025, management believes that there have been no events or changes in the circumstances since May 31, 2025 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or any decreases in the Company's stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of June 30, 2025, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable by portfolio segment consisted of the following at June 30, 2025 and September 30, 2024 (dollars in thousands):

	June 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$317,574	20.6%	$299,123	19.7%
Multi-family	200,418	13.0	177,350	11.7
Commercial real estate	607,924	39.5	599,219	39.6
Construction - custom and owner/builder	128,900	8.4	132,101	8.7
Construction - speculative one- to four-family	9,595	0.6	11,495	0.8
Construction - commercial	15,992	1.0	29,463	1.9
Construction - multi-family	32,731	2.1	28,401	1.9
Construction - land development	15,461	1.0	17,741	1.2
Land	36,193	2.4	29,366	1.9
Total mortgage loans	1,364,788	88.6	1,324,259	87.4

Consumer loans:
Home equity and second mortgage	47,511	3.1	47,913	3.2
Other	2,176	0.1	3,129	0.2
Total consumer loans	49,687	3.2	51,042	3.4

Commercial loans:
Commercial business	126,497	8.2	138,743	9.2
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	101	—	260	—
Total commercial loans	126,598	8.2	139,003	9.2

Total loans receivable	1,541,073	100.0%	1,514,304	100.0%
Less:
Undisbursed portion of construction loans in process ("LIP")	76,272		69,878
Deferred loan origination fees, net	5,427		5,425
ACL	17,878		17,478
Subtotal	99,577		92,781
Loans receivable, net	$1,441,496		$1,421,523
__________________
(1) Does not include one- to four-family loans held for sale totaling $1.76 million and $0 at June 30, 2025 and September 30, 2024, respectively.

Loans receivable at June 30, 2025 and September 30, 2024, are reported net of unamortized discounts totaling $63,000 and $155,000, respectively.

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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At June 30, 2025 and September 30, 2024, there was one loan classified as doubtful which is supported by an SBA guarantee of the remaining balance.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At June 30, 2025 and September 30, 2024, there were no loans classified as loss.

The following table sets forth the Company's loan portfolio at June 30, 2025, by risk attribute and year of origination as well as current period gross charge-offs (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$6,854	$23,038	$79,736	$105,353	$45,490	$50,458	$—	$310,929
Special Mention	—	—	—	4,864	—	—	—	4,864
Substandard	—	—	1,781	—	—	—	—	1,781
Total one- to four-family	$6,854	$23,038	$81,517	$110,217	$45,490	$50,458	$—	$317,574

Multi-family
Risk Rating
Pass	$12,807	$13,131	$35,324	$39,219	$22,970	$64,281	$1,196	$188,928
Watch	—	—	—	—	—	1,786	—	1,786
Substandard	—	—	—	—	9,704	—	—	9,704
Total multi-family	$12,807	$13,131	$35,324	$39,219	$32,674	$66,067	$1,196	$200,418

Commercial real estate
Risk Rating
Pass	$34,874	$25,570	$80,034	$124,457	$84,177	$232,142	$8,459	$589,713
Watch	—	—	—	239	—	9,289	—	9,528
Special Mention	—	—	—	—	—	1,153	—	1,153
Substandard	—	—	—	—	—	7,530	—	7,530
Total commercial real estate	$34,874	$25,570	$80,034	$124,696	$84,177	$250,114	$8,459	$607,924

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
Construction-custom & owner/builder (1)
Risk Rating
Pass	$18,895	$44,346	$1,320	$—	$—	$—	$—	$64,561
Watch	—	1,469	6,562	2,408	2,446	—	—	12,885
Total construction-custom & owner/builder	$18,895	$45,815	$7,882	$2,408	$2,446	$—	$—	$77,446

Construction-speculative one-to four-family (1)
Risk Rating
Pass	$5,137	$325	$34	$—	$—	$—	$—	$5,496
Watch	—	—	477	—	—	—	—	477
Total construction-speculative one-to four-family	$5,137	$325	$511	$—	$—	$—	$—	$5,973

Construction-commercial (1)
Risk Rating
Pass	$5,637	$2,708	$3,492	$—	$—	$—	$—	$11,837
Total construction-commercial	$5,637	$2,708	$3,492	$—	$—	$—	$—	$11,837

Construction-multi-family (1)
Risk Rating
Pass	$6,042	$6,811	$4,760	$—	$—	$—	$—	$17,613
Total construction-multi-family	$6,042	$6,811	$4,760	$—	$—	$—	$—	$17,613

Construction-land development (1)
Risk Rating
Pass	$—	$484	$1,505	$—	$—	$—	$—	$1,989
Substandard	—	—	—	11,549	—	—	—	11,549
Total construction-land development	$—	$484	$1,505	$11,549	$—	$—	$—	$13,538

Land
Risk Rating
Pass	$10,433	$9,568	$3,851	$5,851	$2,998	$2,458	$273	$35,432
Watch	—	—	—	299	—	462	—	761
Total land	$10,433	$9,568	$3,851	$6,150	$2,998	$2,920	$273	$36,193

Home equity and second mortgage
Risk Rating
Pass	$1,334	$5,314	$3,956	$1,579	$241	$2,230	$32,184	$46,838
Watch	—	—	—	—	—	10	30	40
Substandard	—	—	—	—	—	58	575	633
Total home equity and second mortgage	$1,334	$5,314	$3,956	$1,579	$241	$2,298	$32,789	$47,511

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
Other consumer
Risk Rating
Pass	$668	$467	$404	$85	$48	$426	$47	$2,145
Watch	—	—	—	—	—	8	—	8
Substandard	—	—	—	—	—	—	23	$23
Total other consumer	$668	$467	$404	$85	$48	$434	$70	$2,176
Current period gross write-offs	$2	$1	$—	$—	$—	$—	$1	$4

Commercial business
Risk Rating
Pass	$6,859	$13,771	$17,969	$28,520	$6,257	$9,835	$41,208	$124,419
Special Mention	—	—	—	199	315	211	—	725
Substandard	—	—	160	148	14	575	254	1,151
Doubtful	—	202	—	—	—	—	—	202
Total commercial business	$6,859	$13,973	$18,129	$28,867	$6,586	$10,621	$41,462	$126,497
Current period gross write-offs	$—	$—	$—	$241	$—	$—	$—	$241

SBA PPP
Risk Rating
Pass	$—	$—	$—	$—	$101	$—	$—	$101
Total SBA PPP	$—	$—	$—	$—	$101	$—	$—	$101

Total loans receivable, gross (1)
Risk Rating
Pass	$109,540	$145,533	$232,385	$305,064	$162,282	$361,830	$83,367	$1,400,001
Watch	—	1,469	7,039	2,946	2,446	11,555	30	25,485
Special Mention	—	—	—	5,063	315	1,364	—	6,742
Substandard	—	—	1,941	11,697	9,718	8,163	852	32,371
Doubtful	—	202	—	—	—	—	—	202
Total loans receivable	$109,540	$147,204	$241,365	$324,770	$174,761	$382,912	$84,249	$1,464,801
Current period gross charge-off	$2	$1	$—	$241	$—	$—	$1	$245
_____________________
(1) Net of construction LIP

The following table sets forth the Company's loan portfolio at September 30, 2024, by risk attribute and year of origination as well as gross charges offs in the year ending September 30, 2024:

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

The following tables set forth information for the three months ended June 30, 2025 and 2024, regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2025
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,800	$93	$—	$—	$2,893
Multi-family	1,315	265	—	—	1,580
Commercial real estate	6,983	180	—	—	7,163
Construction – custom and owner/builder	1,217	25	—	—	1,242
Construction – speculative one- to four-family	89	8	—	—	97
Construction – commercial	358	(101)	—	—	257
Construction – multi-family	543	(165)	—	—	378
Construction – land development	375	38	—	—	413
Land	852	(39)	—	—	813
Consumer loans:
Home equity and second mortgage	345	66	—	—	411
Other	33	4	—	1	38
Commercial business loans	2,615	(23)	—	1	2,593
Total	$17,525	$351	$—	$2	$17,878

	Three Months Ended June 30, 2024
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,185	$49	$—	$43	$2,277
Multi-family	1,358	84	—	—	1,442
Commercial real estate	6,954	241	—	—	7,195
Construction – custom and owner/builder	1,215	76	—	—	1,291
Construction – speculative one- to four-family	142	(47)	—	—	95
Construction – commercial	451	(58)	—	—	393
Construction – multi-family	478	(121)	—	—	357
Construction – land development	255	35	—	—	290
Land	840	(12)	—	—	828
Consumer loans:
Home equity and second mortgage	305	9	—	—	314
Other	45	2	(2)	—	45
Commercial business loans	2,590	6	(79)	2	2,519
Total	$16,818	$264	$(81)	$45	$17,046

The following tables set forth information for the nine months ended June 30, 2025 and 2024, regarding activity in the ACL by portfolio segment (dollars in thousands):

	Nine Months Ended June 30, 2025
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$2,632	$261	$—	$—	$2,893
Multi-family	1,308	272	—	—	1,580
Commercial real estate	6,934	229	—	—	7,163
Construction – custom and owner/builder	1,328	(86)	—	—	1,242
Construction – speculative one- to four-family	128	(31)	—	—	97
Construction – commercial	537	(280)	—	—	257
Construction – multi-family	456	(78)	—	—	378
Construction – land development	335	78	—	—	413
Land	793	20	—	—	813
Consumer loans:
Home equity and second mortgage	348	63	—	—	411
Other	39	2	(4)	1	38
Commercial business loans	2,640	190	(241)	4	2,593
Total	$17,478	$640	$(245)	$5	$17,878

	Nine Months Ended June 30, 2024
	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Loan Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$2,417	$(408)	$225	$—	$43	$2,277
Multi-family	1,156	(120)	406	—	—	1,442
Commercial real estate	7,209	(494)	480	—	—	7,195
Construction – custom and owner/builder	750	542	(1)	—	—	1,291
Construction – speculative one-to four-family	148	(16)	(37)	—	—	95
Construction – commercial	316	176	(99)	—	—	393
Construction – multi-family	602	204	(449)	—	—	357
Construction – land development	274	25	(9)	—	—	290
Land	406	318	104	—	—	828
Consumer loans:
Home equity and second mortgage	519	(243)	38	—	—	314
Other	53	(7)	7	(8)	—	45
Commercial business loans	1,967	484	145	(79)	2	2,519
Total	$15,817	$461	$810	$(87)	$45	$17,046

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

The following tables present an analysis of loans by aging category and portfolio segment at June 30, 2025 and September 30, 2024 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2025
Mortgage loans:
One- to four-family	$—	$—	$1,781	$—	$1,781	$315,793	$317,574
Multi-family	—	—	—	—	—	200,418	200,418
Commercial real estate	—	277	161	—	438	607,486	607,924
Construction – custom and owner/builder (2)	—	521	—	—	521	76,925	77,446
Construction – speculative one- to four-family (2)	—	—	—	—	—	5,973	5,973
Construction – commercial (2)	—	—	—	—	—	11,837	11,837
Construction – multi-family (2)	—	—	—	—	—	17,613	17,613
Construction – land development (2)	—	—	—	—	—	13,538	13,538
Land	—	450	—	—	450	35,743	36,193
Consumer loans:
Home equity and second mortgage	58	—	575	—	633	46,878	47,511
Other	—	23	—	—	23	2,153	2,176
Commercial business loans	650	350	1,326	—	2,326	124,171	126,497
SBA PPP loans	—	—	—	—	—	101	101
Total	$708	$1,621	$3,843	$—	$6,172	$1,458,629	$1,464,801
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.
(2) Net of construction LIP.

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
September 30, 2024
Mortgage loans:
One- to four-family	$—	$—	$49	$—	$49	$299,074	$299,123
Multi-family	—	—	—	—	—	177,350	177,350
Commercial real estate	—	—	1,158	—	1,158	598,061	599,219
Construction – custom and owner/builder (2)	—	—	—	—	—	81,274	81,274
Construction – speculative one- to four-family (2)	—	—	—	—	—	7,451	7,451
Construction – commercial (2)	—	—	—	—	—	23,812	23,812
Construction – multi-family (2)	—	—	—	—	—	20,757	20,757
Construction – land development (2)	—	—	—	—	—	16,029	16,029
Land	—	—	—	—	—	29,366	29,366
Consumer loans:
Home equity and second mortgage	—	—	618	—	618	47,295	47,913
Other	—	1	—	—	1	3,128	3,129
Commercial business loans	424	169	2,060	—	2,653	136,090	138,743
SBA PPP loans	—	—	—	—	—	260	260
Total	$424	$170	$3,885	$—	$4,479	$1,439,947	$1,444,426
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.
(2) Net of construction LIP.

At June 30, 2025, the Company had $523,000 of non-accrual loans with an ACL of $308,000 and $3.32 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of June 30, 2025 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$1,781	$—
Commercial real estate	161	—
Consumer loans:
Home equity and second mortgage	575	—
Commercial business loans	1,326	308
Total	$3,843	$308

At September 30, 2024, the Company had $1.83 million of non-accrual loans with an ACL of $506,000 and $2.06 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of September 30, 2024 (in thousands):

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

The following tables present the amortized cost basis of loans at June 30, 2025 that were both experiencing financial difficulty and modified during the nine months ended June 30, 2025, by loan class and modification type (dollars in thousands):

	Combination - Term Extension and Collateral Addition
June 30, 2025	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business Loan	$256	0.20%	Loan extended three months and secured a deed of trust on a land parcel

	Combination - Term Extension and Payment Modification
June 30, 2025	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business Loan	$2	—%	Loan extended seven months, monthly payment reduced with principal payments due at time of change in terms and 1.5 months after signing

The loans above are performing according to modified terms. There were no modified loans to borrowers experiencing financial difficulty at June 30, 2024.

(5) LEASES

At June 30, 2025, the Company has operating leases for two retail bank branch offices and an administrative office. The Company's leases have remaining lease terms of two to seven years, and include options to extend the leases for up to five years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU assets and lease liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three and nine months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost:	2025	2024	2025	2024
Operating lease cost	$87	$98	$284	$283
Short-term lease cost	—	—	—	—
Total lease cost	$87	$98	$284	$283

The following tables provide supplemental information related to operating leases at or for the three and nine months ended June 30, 2025 and 2024 (dollars in thousands):

	At or For the Three Months Ended June 30, 2025	At or For the Nine Months Ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84	$252
Weighted average remaining lease term-operating leases	5.5 years	5.5 years
Weighted average discount rate-operating leases	2.35%	2.35%

	At or For the Three Months Ended June 30, 2024	At or For the Nine Months Ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$83	$249
Weighted average remaining lease term-operating leases	6.1 years	6.1 years
Weighted average discount rate-operating leases	2.34%	2.34%

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

Maturities of operating lease liabilities at June 30, 2025 for future fiscal years are as follows (dollars in thousands):

Remainder of Fiscal 2025	$85
Fiscal 2026	304
Fiscal 2027	232
Fiscal 2028	219
Fiscal 2029	218
Thereafter	383
Total lease payments	1,441
Less imputed interest	91
Total	$1,350

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

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2025 and 2024 is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Basic net income per common share computation
Numerator – net income	$7,100	$5,924	$20,715	$17,928

Denominator – weighted average common shares outstanding	7,893,308	8,004,552	7,929,626	8,067,068

Basic net income per common share	$0.90	$0.74	$2.61	$2.22

Diluted net income per common share computation
Numerator – net income	$7,100	$5,924	$20,715	$17,928

Denominator – weighted average common shares outstanding	7,893,308	8,004,552	7,929,626	8,067,068
Effect of dilutive stock options (1)	28,454	34,793	33,786	41,975
Weighted average common shares outstanding - assuming dilution	7,921,762	8,039,345	7,963,412	8,109,043

Diluted net income per common share	$0.90	$0.74	$2.60	$2.21
____________________________________________
(1) For the three and nine months ended June 30, 2025, average options to purchase 137,720 and 120,049 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2024, average options to purchase 240,820 and 233,081 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and nine months ended June 30, 2025 and 2024, are as follows (dollars in thousands):

	Three Months Ended June 30, 2025		Nine Months Ended June 30, 2025
	Changes in fair value of available for sale securities (1)	Total	Changes in fair value of available for sale securities (1)	Total
Balance of AOCI at the beginning of period	$(670)	$(670)	$20	$20
Other comprehensive loss	(105)	(105)	(795)	(795)
Balance of AOCI at the end of period	$(775)	$(775)	$(775)	$(775)
__________________________
(1) All amounts are net of income taxes.

	Three Months Ended June 30, 2024		Nine Months Ended June 30, 2024
	Changes in fair value of available for sale securities (1)	Total	Changes in fair value of available for sale securities (1)	Accretion of other-than-temporary impairment on held to maturity securities (1)	Total
Balance of AOCI at the beginning of period	$(745)	$(745)	$(1,075)	$(9)	$(1,084)
Other comprehensive income	200	200	530	9	539
Balance of AOCI at the end of period	$(545)	$(545)	$(545)	$—	$(545)
__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

The Company maintains one active stock compensation plan, the 2019 Equity Incentive Plan (the "2019 Plan"). Under the 2019 Plan, the Company may grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved for issuance to employees and officers, and 50,000 shares are reserved for issuance to directors and directors emeriti. Shares issued under the 2019 Plan may be purchased on the open market or issued from the Company's authorized and unissued shares.  The exercise price of each stock option equals the fair market value of the Company’s common stock on the date of grant. Stock options generally vest in equal annual installments over five years beginning on the first anniversary of the grant date and have a maximum contractual term of ten years. Restricted stock awards typically vest in equal annual installments over a three- or five-year period beginning on the first anniversary of the grant date. At June 30, 2025, 162,185 shares of common stock remained available for further issuance under the 2019 Plan, either as stock options or restricted stock.

The Company's 2014 Equity Incentive Plan (the "2014 Plan") expired on January 27, 2025; therefore, no further awards may be granted under the plan. As of June 30, 2025, there were 150,780 shares outstanding that had been previously granted in the 2014 Plan, of which 128,350 were vested and 22,430 were unvested.

Stock option activity for the nine months ended June 30, 2025 and 2024, is summarized as follows:

	Nine Months Ended June 30, 2025		Nine Months Ended June 30, 2024
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	306,240	$25.21	369,150	$24.00
Exercised	(41,960)	19.47	(30,200)	13.07
Forfeited	(11,300)	28.41	(16,560)	26.98
Options outstanding, end of period	252,980	$26.02	322,390	$24.87

The fair value of stock options is determined using the Black-Scholes valuation model.

There were no stock options granted during the nine months ended June 30, 2025 and 2024.

The aggregate intrinsic value of options exercised during the nine months ended June 30, 2025 and 2024 was $487,000 and $501,000, respectively.

At June 30, 2025, there were 69,430 unvested options with an aggregate grant date fair value of $421,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2025 was $346,000.  There were 2,500 options that vested during the nine months ended June 30, 2025 with a total fair value of $16,000.

At June 30, 2024, there were 121,820 unvested options with an aggregate grant date fair value of $709,000. There were 300 options that vested during the nine months ended June 30, 2024 with a total fair value of $2,000.

Additional information regarding options outstanding at June 30, 2025, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
10.26	-	10.71	4,750	$10.71	0.3	4,750	$10.71	0.3
15.67	-	19.13	47,550	16.55	4.2	37,720	16.46	3.9
26.50	-	27.40	82,960	27.32	6.3	46,960	27.26	5.6
28.23	-	29.69	89,000	28.80	4.7	66,000	28.99	4.2
31.80	-	33.40	28,720	31.86	3.4	28,120	31.35	3.3
			252,980	$26.02	4.9	183,550	$25.93	4.2

The aggregate intrinsic value of options outstanding at June 30, 2025 and 2024, was $1.33 million and $1.07 million, respectively.

As of June 30, 2025, unrecognized compensation cost related to unvested stock options was $309,000, which is expected to be recognized over a weighted average period of 1.37 years.

There were no restricted stock awards granted during the nine months ended June 30, 2025 and 2024.

	Nine Months Ended June 30, 2025		Nine Months Ended June 30, 2024
	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding beginning of period	49,015	$29.28	26,150	$27.37
Forfeited	(1,830)	28.70	—	—
Vested	(200)	27.37	—	—
Restricted stock outstanding end of period	46,985	$29.31	26,150	$27.37

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At June 30, 2025, unrecognized compensation cost related to unvested restricted stock awards was $1.12 million, which is expected to be recognized over a weighted average period of 2.28 years.

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

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2025 and September 30, 2024. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2025 and September 30, 2024, were as follows (dollars in thousands):

June 30, 2025	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
U.S. Treasury and U.S. government agency securities	$14,866	$—	$—	$14,866
MBS: U.S. government agencies	—	71,609	—	71,609
Investments in equity securities
Mutual funds	855	—	—	855
Total	$15,721	$71,609	$—	$87,330

September 30, 2024	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
U.S. Treasury and U.S. government agency securities	$3,939	$—	$—	$3,939
MBS: U.S. government agencies	—	68,318	—	68,318
Investments in equity securities
Mutual funds	866	—	—	866
Total	$4,805	$68,318	$—	$73,123

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2025 and the year ended September 30, 2024.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2025 and September 30, 2024 (dollars in thousands):

	Estimated Fair Value			Total Estimated
June 30, 2025	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Commercial business loans	$—	$—	$523	$523
Total loans	—	—	523	523
OREO and other repossessed assets	—	—	221	221
Total	$—	$—	$744	$744

	Estimated Fair Value			Total Estimated
September 30, 2024	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Commercial business loans	$—	$—	$1,315	$1,315
Total	$—	$—	$1,315	$1,315

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a non-recurring basis as of June 30, 2025 and September 30, 2024:

	Valuation Technique(s)	Unobservable Input(s)	Range
Individually evaluated collateral-dependent loans	Market approach	Appraised value less estimated selling costs	8%

OREO and other repossessed assets	Market approach	Lower of appraised value or listing price less estimated selling costs	8%

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a fair value for these types of items as of June 30, 2025 and September 30, 2024. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of June 30, 2025 and September 30, 2024 (dollars in thousands):

	June 30, 2025
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$193,627	$193,627	$193,627	$—	$—
CDs held for investment	8,462	8,462	8,462	—	—
Investment securities	228,045	222,097	80,948	141,149	—
Investments in equity securities	855	855	855	—	—
FHLB stock	2,045	2,045	2,045	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,763	1,800	1,800	—	—
Loans receivable, net	1,441,496	1,412,845	—	—	1,412,845
Accrued interest receivable	7,174	7,174	7,174	—	—

Financial liabilities
Certificates of deposit	417,297	417,098	—	—	417,098
FHLB borrowings	20,000	19,974	—	—	19,974
Accrued interest payable	1,740	1,740	1,740	—	—

	September 30, 2024
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$164,728	$164,728	$164,728	$—	$—
CDs held for investment	10,209	10,209	10,209	—	—
Investment securities	244,354	238,264	92,124	146,140	—
Investments in equity securities	866	866	866	—	—
FHLB stock	2,037	2,037	2,037	—	—
Other investments	3,000	3,000	3,000	—	—
Loans receivable, net	1,421,523	1,387,642	—	—	1,387,642
Accrued interest receivable	6,990	6,990	6,990	—	—

Financial liabilities
Certificates of deposit	368,308	368,312	—	—	368,312
FHLB borrowings	20,000	20,035	—	—	20,035
Accrued interest payable	2,132	2,132	2,132	—	—

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

In January 2025, the FASB issued ASU 2025-01, Income Statement (Subtopic 220-40): Income Statement-Reporting Comprehensive Income-Expense Disaggregations Disclosures: Clarifying the effective Date. The amendments in this ASU amend the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2025-01 is permitted.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606") applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, merchant services fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended June 30, 2025, the Company recognized $966,000 in service charges on deposits, $1.26 million in ATM and debit card interchange transaction fees, $32,000 in escrow fees, and $9,000 in fee income from non-deposit investment sales included in "Other" on the consolidated statement of income, all considered within the scope of ASC 606. For the nine months ended June 30, 2025, the Company recognized $2.92 million in service charges on deposits, $3.71 million in ATM and debit card interchange transaction fees, $66,000 in escrow fees, and $12,000 in fee income from non-deposit investment sales. For the three months ended June 30, 2024, the Company recognized $1.01 million in service charges on deposits, $1.30 million in ATM and debit card interchange transaction fees, $18,000 in escrow fees, and $3,000 in fee income from non-deposit investment sales. For the nine months ended June 30, 2024, the Company recognized $3.02 million in service charges on deposits, $3.77 million in ATM and debit card interchange transaction fees, $51,000 in escrow fees, and $6,000 in fee income from non-deposit investment sales.

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

A summary of the Company's commitments at June 30, 2025 and 2024, are listed below (in thousands):

	June 30, 2025	June 30, 2024
Undisbursed portion of construction loans in process (see Note 4)	$76,272	$87,196
Undisbursed lines of credit	125,623	118,050
Commitments to extend credit	35,233	14,278
	$237,128	$219,524

The Company maintains a separate ACL related to unfunded loan commitments. Management estimates the amount of expected losses related to unfunded, off-balance sheet commitments over the contractual period during which it is exposed to credit risk from its obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical utilization. Credit risk associated with the unfunded commitments is consistent with the loss ratio for each loan segment within the ACL for loans. The ACL on unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision for (recapture of) credit losses on the consolidated income statements. The ACL on unfunded loan commitments totaled $413,000 and $267,000 at June 30, 2025 and 2024, respectively

The following table sets forth information for the three and nine months ended June 30, 2025 and 2024 regarding activity in the ACL on unfunded loan commitments (dollars in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Beginning ACL	$320	$276
Provision for (recapture of) credit losses	93	(9)	*
Ending ACL	$413	$267

ACL	Nine Months Ended June 30, 2025		Nine Months Ended June 30, 2024
Beginning ACL	$327		$332
Impact of adopting CECL (ASU 2016-13)	—		65
Provision for (recapture of) credit losses	86	*	(130)
Ending ACL	$413		$267
*Amount differs from Income Statement due to rounding.

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

(13) SUBSEQUENT EVENTS

On July 24, 2025, the Company learned of the passing of a former officer on which the Company has BOLI policies. The Company is in the process of filing claims relating to these policies. Based on initial information, the Company anticipates recording death benefit claim income of approximately $1.00 million during the September 30, 2025 quarter. The transaction will be recorded once the insurance carriers have confirmed the final values of the policies.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 1 of this Form 10-Q. The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2025.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results anticipated or implied by our forward-looking statements, including, but not limited to:

•adverse impacts to economic conditions in our local markets or other markets where we have lending relationships
•effects of employment levels, labor shortages, inflation, recessionary pressures or slowing economic growth;
•changes in interest rate levels, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which could adversely affect our revenues and expenses, the values of our assets and obligations, and the availability and cost of capital and liquidity;
•the impact of inflation and monetary and fiscal policy responses thereto, and their impact on consumer behavior;
•the effects of a Federal government shutdown, debt ceiling standoff, or other fiscal policy uncertainty;
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
•legislation or regulatory changes, including but not limited to shifts in capital requirements, banking, securities and tax laws, or consumer protection laws;
•our ability to attract and retain deposits;
•our ability to control operating costs and expenses;
•use of estimates in determining the fair value of assets, which may prove incorrect;
•vulnerabilities in information systems or third-party service providers, including disruptions, breaches, or attacks;
•the ability to adapt to rapid technological changes, including advancements in artificial intelligence, digital banking, and cybersecurity;
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
•geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors; environmental, social and governance goals and targets;
•effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest, and other external events;
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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 offices (including its main office in Hoquiam). At June 30, 2025, the Company had total assets of $1.96 billion, net loans receivable of $1.44 billion, total deposits of $1.67 billion and total shareholders’ equity of $256.66 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

Our net interest income, net interest margin, and net interest spread are primarily influenced by changes in market interest rates, the shape of the yield curve, and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities. These components of net interest income are also affected by the volume and composition of our interest-earning assets, interest-bearing and non-interest-bearing liabilities, and shareholders’ equity. During the first fiscal quarter of 2025, interest rate trends were significantly influenced by monetary policy actions taken by the Federal Open Market Committee (“FOMC”) of the Federal Reserve. In response to ongoing improvements in inflation, the FOMC lowered the target range for the federal funds rate three times during 2024, resulting in a range of 4.25% to 4.50% at June 30, 2025. Despite the decline in market rates, asset yields increased due to the origination of new loans at higher rates and upward repricing of adjustable-rate loans. At the same time, funding costs declined, but at a slower pace, which moderated the overall benefit to our net interest margin.

The provision for (recapture of) credit losses is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The ACL on loans reflects the amount that management has determined is adequate to cover probable expected credit losses in the loan portfolio. As the loan portfolio increases, or due to an increase in probable expected losses inherent in the loan portfolio, the ACL may increase, resulting in a decrease to net interest income after the provision. Improvement in loan risk ratings, increase in property values, or receipts of recoveries of amounts previously charged off may partially or fully offset any required increases to the ACL on loans due to loan growth or an increase in the probable expected credit losses. The Company recorded a provision for credit losses on loans of $351,000 and $640,000 for the three and nine months ended June 30, 2025, respectively, due to loan portfolio growth and the annual update of model assumptions. The annual update of model assumptions reflects routine adjustments to key inputs used in the credit loss estimation process, including changes in economic forecasts, historical loss experience, prepayment speeds, and other risk factors that influence expected credit losses under the Company's current expected credit loss (“CECL”) methodology. The Company recorded a provision for credit losses on loans of $264,000 and $810,000 for the three and nine months ended June 30, 2024, respectively.

Net income is also impacted by levels of non-interest income and non-interest expense. For the three and nine months ended June 30, 2025, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, BOLI net earnings, servicing income on loans sold, escrow fees and other operating income. Non-interest income may also be affected by net recoveries on investment securities and the reversal of previously recognized OTTI losses, if applicable. Additionally, it is reduced by valuation allowances on loan servicing rights and increased by recoveries of such allowances, when recognized. Non-interest expense for the same periods primarily included salaries and employee benefits, premises and equipment costs, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure-related expenses, technology and communications expenses, deposit operation expenses, amortization of CDI, and other general operating expenses. In certain periods, non-interest expense may be offset by gains on the sale of premises and equipment or OREO. Both non-interest income and non-interest expense are influenced by the Company’s overall growth and the expansion of its loan and deposit account base.

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

Comparison of Financial Condition at June 30, 2025 and September 30, 2024

General: Total assets increased by $33.72 million, or 1.8%, to $1.96 billion at June 30, 2025 from $1.92 billion at September 30, 2024.  The increase was primarily due to increases in cash and cash equivalents and loans receivable which were partially offset by decreases in investment securities. The increase in assets was primarily funded by an increase in deposits.

Net loans receivable increased by $19.97 million, or 1.4%, to $1.44 billion at June 30, 2025 from $1.42 billion at September 30, 2024, primarily due to increases in multi-family, one- to four-family, commercial real estate, and land loans as well as smaller increases in other loan categories. These increases were partially offset by a decrease in construction and commercial business loans as well as smaller decreases in other loan categories.

Total deposits increased by $21.81 million, or 1.3%, to $1.67 billion at June 30, 2025 from $1.65 billion at September 30, 2024, primarily due to increases in certificates of deposit "CDs" account balances. This increase was partially offset by decreases in money market and non-interest-bearing account balances.

Shareholders’ equity increased by $11.25 million, or 4.6%, to $256.66 million at June 30, 2025 from $245.41 million at September 30, 2024.  The increase was primarily due to net income earned during the current period, partially offset by the payment of dividends to common shareholders, and repurchases of common stock during the nine months ended June 30, 2025.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $27.15 million, or 15.5%, to $202.09 million at June 30, 2025 from $174.94 million at September 30, 2024. The increase was due to a $28.90 million increase in cash and cash equivalents, resulting primarily from an increase in deposits and maturities, prepayments and scheduled amortizations of investment securities. The overall increase was partially offset by a $1.75 million decrease in CDs held for investment.

Investment Securities:  Investment securities (including investments in equity securities) decreased by $16.32 million, or 6.7%, to $228.90 million at June 30, 2025 from $245.22 million at September 30, 2024. This decrease was primarily due to maturities, prepayments and scheduled amortizations. Partially offsetting the decrease were purchases of additional U.S. government agency mortgage-backed and U.S. Treasury investment securities. During the quarter ended June 30, 2025, the Bank initiated a partial restructuring of investment securities which resulted in the sale of $13.86 million of US Treasury and mortgage-backed investment securities with an average yield of 3.87% and the purchase of $13.68 million of mortgage-backed investment securities with an average yield of 4.83%. The restructuring resulted in a net gain on sale of investment securities of $24,000. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased $8,000, or 0.4%, to $2.05 million at June 30, 2025 from $2.04 million at September 30, 2024. The increase was due to FHLB's required annual share assessment, which is based on total assets.

Other Investments: Other investments, consisting solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, remained unchanged at $3.00 million at both June 30, 2025 and September 30, 2024. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $19.97 million, or 1.4%, to $1.44 billion at June 30, 2025 from $1.42 billion at September 30, 2024.  The increase was primarily due to a $23.06 million increase in multi-family loans, an $18.45 million increase in one- to four-family loans, an $8.71 million increase in commercial real estate loans and, and smaller increases in other loan categories. These increases were partially offset by a $16.52 million decrease in construction loans, a $12.2 million decrease in commercial business loans, a $6.39 million increase in the undisbursed portion of construction loans and smaller decreases in other loan categories.

Loan originations increased by $8.20 million, or 4.0%, to $210.81 million for the nine months ended June 30, 2025 from $202.62 million for the nine months ended June 30, 2024.  The increase was primarily due to an increase in originations of commercial real estate and one- to four-family loans. This increase was partially offset by a decrease in commercial business and construction loan originations.

The Company generally sells longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. Sales of fixed-rate one- to four-family loans increased by $4.47 million, or 49.01%, to $13.60 million for the nine months ended June 30, 2025 from $9.12 million for the nine months ended June 30, 2024, primarily due to an increase in one- to four-family construction loans refinancing to permanent loans and being sold into the secondary market.

For additional information on loans, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $4,000, or less than 1%, to $21.49 million at both June 30, 2025 and September 30, 2024.  The modest increase reflects capitalized additions related to facility improvements and equipment purchases during the period, which were largely offset by scheduled depreciation expense.

OREO (Other Real Estate Owned):  At June 30, 2025, total OREO and other repossessed assets consisted of one commercial real estate property with a value of $221,000 and one land parcel with no recorded value. At September 30, 2024, total OREO and other repossessed assets consisted of one land parcel with no recorded value.

BOLI (Bank Owned Life Insurance): BOLI increased by $502,000, or 2.1%, to $24.11 million at June 30, 2025 from $23.61 million at September 30, 2024. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both June 30, 2025 and September 30, 2024. CDI decreased by $135,000, or 29.9%, to $316,000 at June 30, 2025 from $451,000 at September 30, 2024 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loan Servicing Rights, Net: Loan servicing rights, net decreased by $461,000, or 33.60%, to $911,000 at June 30, 2025 from $1.37 million at September 30, 2024 primarily due to the amortization of servicing rights. The principal amount of loans serviced for Freddie Mac and the U.S. Small Business Administration decreased by $13.05 million to $357.51 million at June 30, 2025 from $370.56 million at September 30, 2024.

Other Assets: Other assets increased $1.05 million, or 16.87% to $7.30 million at June 30, 2025 from $6.24 million at September 30, 2024. This was due to a $724,000 balance due from the SBA and a $397,000 increase in federal income tax benefit.

Deposits: Deposits increased by $21.81 million, or 1.32%, to $1.67 billion at June 30, 2025 from $1.65 billion at September 30, 2024. The increase was primarily due to a $48.99 million increase in certificates of deposit account balances and a $1.59 million increase in NOW checking accounts. These increases were partially offset by a $21.72 million decrease in money market account balances, and a $6.89 million decrease in non-interest bearing demand account balances.

The shift in the deposit mix toward higher-cost funding sources, such as certificates of deposits, reflects continued competitive pricing pressures in the market and customer preferences for higher-yielding deposit products amid the current interest rate environment. Conversely, balances in non-interest-bearing and money market accounts declined, contributing to a modest increase in the Company’s overall cost of deposits.

At June 30, 2025, the loan-to-deposit ratio was approximately 86.39%, unchanged from September 30, 2024, reflecting continued disciplined loan growth largely funded by core deposit activity. Management continues to monitor deposit pricing and mix in the context of liquidity management and efforts to support net interest income and profitability.

Deposits consisted of the following at June 30, 2025 and September 30, 2024 (dollars in thousands):

	June 30, 2025		September 30, 2024
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$406,222	24.3%	$413,116	25.1%
NOW checking	334,922	20.1	333,329	20.2
Savings	205,829	12.3	205,993	12.5
Money market	305,207	18.3	326,922	19.8
Certificates of deposit under $250	244,063	14.6	205,970	12.4
Certificates of deposit $250 and over	126,254	7.6	113,579	6.9
Certificates of deposit - brokered	46,980	2.8	48,759	3.1
Total	$1,669,477	100.0%	$1,647,668	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings remained unchanged at $20.00 million at both June 30, 2025 and September 30, 2024. The borrowings consist of three borrowings: two totaling $15.00 million with scheduled maturities in May 2026, both bearing interest at 3.95%, and one $5.00 million borrowing maturing in August 2026 with an interest rate of 4.03%.

Shareholders’ Equity:  Total shareholders’ equity increased by $11.25 million, or 4.6%, to $256.66 million at June 30, 2025 from $245.41 million at September 30, 2024.  The increase was primarily due to net income of $20.72 million and proceeds of $817,000 from the exercise of stock options. This increase was partially offset by dividend payments to common shareholders of $6.03 million, the repurchase of 123,404 shares of the Company's common stock for $3.85 million and a $795,000 other comprehensive loss for fair value adjustment on available for sale investment securities, resulting from changes in market interest rates during the period.

Asset Quality and Commercial Real Estate Portfolio Breakdown:

Non-performing assets to total assets was 0.21% at June 30, 2025 and 0.20% at September 30, 2024. Non-performing assets increased by $166,000, or 4.2%, to $4.10 million at June 30, 2025 from $3.94 million at September 30, 2024. The increase was primarily due to a $221,000 increase in OREO and repossessed assets which was partially offset by a $42,000 decrease in non-accrual loans. The decrease in non-accrual loans was driven by the reductions in the commercial real estate and commercial business portfolios, partially offset by an increase in the one- to four- family portfolio. Decreases in the commercial real estate and commercial business categories were primarily attributable to loan payoffs.

Substandard loans increased $23.94 million to $32.37 million at June 30, 2025 from $8.43 million at September 30, 2024. As of June 30, 2025, substandard loans are 1.55% of total loans receivable. The increase is primarily a result of downgrading three relationships that were previously classified watch and special mention. The loans are not classified as non-accrual and were performing according to their repayment terms.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2025 and September 30, 2024 (dollars in thousands):

	June 30, 2025	September 30, 2024
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$1,781	$49
Commercial real estate	161	1,158
Consumer loans:
Home equity and second mortgage	575	618
Commercial business loans	1,326	2,060
Total loans accounted for on a non-accrual basis	3,843	3,885

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days or more past due loans	3,843	3,885

Non-accrual investment securities	38	51

OREO and other repossessed assets, net	221	—
Total non-performing assets	$4,102	$3,936

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.26%	0.27%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.20%	0.20%

Non-performing assets as a percentage of total assets	0.21%	0.20%

Loans receivable (2)	$1,459,374	$1,439,001

Total assets	$1,957,192	$1,923,475
___________________________________
(1) At June 30, 2025 there was one one- to four-family property in the process of foreclosure. At September 30, 2024, there were no one-to four-family properties in the process of foreclosure.
(2)  Does not include loans held for sale. Loan balances are before any reduction of the ACL.

The following tables provide a breakdown of commercial real estate ("CRE") loans by collateral types as of June 30, 2025 and September 30, 2024:

CRE Loan Portfolio Breakdown by Collateral at June 30, 2025
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$128,822	21.2%	8.4%	$1,301	$161
Medical/dental offices	81,238	13.4	5.3	1,269	—
Office buildings	68,916	11.3	4.5	801	—
Other retail buildings	54,472	9.0	3.5	567	—
Mini-storage	38,483	6.3	2.5	1,539	—
Hotel/motel	31,656	5.2	2.1	2,638	—
Restaurants	27,485	4.5	1.8	585	—
Gas stations/convenience stores	24,359	4.0	1.6	1,015	—
Churches	14,690	2.4	1.0	918	—
Nursing homes	13,532	2.2	0.9	2,255	—
Shopping centers	10,507	1.7	0.7	1,751	—
Mobile home parks	8,882	1.5	0.6	444	—
Other	104,882	17.3	6.8	760	—
Total CRE	$607,924	100.0%	39.7%	$951	$161

CRE Loan Portfolio Breakdown by Collateral at September 30, 2024
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$125,852	21.0%	8.3%	$1,246	$195
Medical/dental offices	83,276	13.9	5.5	1,262	—
Office buildings	68,526	11.4	4.5	779	—
Other retail buildings	50,067	8.4	3.3	533	—
Mini-storage	38,600	6.4	2.6	1,430	—
Hotel/motel	31,182	5.2	2.1	2,835	—
Restaurants	27,269	4.6	1.8	557	273
Gas stations/convenience stores	25,145	4.2	1.7	1,048	—
Nursing homes	18,434	3.1	1.2	2,304	—
Churches	16,235	2.7	1.1	854	—
Mobile home parks	10,798	1.8	0.7	491	—
Shopping centers	10,718	1.8	0.7	1,786	—
Other	93,117	15.5	6.1	705	690
Total CRE	$599,219	100.0%	39.6%	$926	$1,158

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2025 and 2024

Net income increased by $1.18 million, or 19.9%, to $7.10 million for the quarter ended June 30, 2025 from $5.92 million for the quarter ended June 30, 2024. Net income per diluted common share increased by $0.16, or 21.6%, to $0.90 for the quarter ended June 30, 2025 from $0.74 for the quarter ended June 30, 2024. The increases in net income and diluted earnings per share for the three months ended June 30, 2025, were primarily due to a $1.64 million increase in net interest income and an $84,000 increase in non-interest income. These increases were partially offset by a $255,000 increase in the provision for income taxes, a $196,000 increase in the provision for credit losses and a $98,000 increase in non-interest expense.

Net income increased $2.79 million, or 15.6%, to $20.72 million for the nine months ended June 30, 2025 from $17.93 million for the nine months ended June 30, 2024. Net income per diluted common share increased by $0.39, or 17.7% to $2.60 for the nine months ended June 30, 2025 from $2.21 for the nine months ended June 30, 2024. The increases in net income and diluted earnings per share were due to a $4.19 million increase in net interest income and a $55,000 increase in non-interest income. These increases were partially offset by a $744,000 increase in non-interest expense, a $656,000 increase in the provision for income taxes and a $53,000 increase in the provision for credit losses.

Net Interest Income: Net interest income increased by $1.64 million, or 10.3%, to $17.62 million for the quarter ended June 30, 2025 from $15.98 million for the quarter ended June 30, 2024. This increase was due to a 17 basis point increase in the weighted average yield of interest-earning assets to 5.50% at June 30, 2025 from 5.33% at June 30, 2024, and a $39.55 million increase in average total interest-earning assets. Offsetting some of the benefits was a $33.72 million increase in the average balance of total interest-bearing liabilities.

Total interest and dividend income increased by $1.41 million, or 5.8%, to $25.54 million for the quarter ended June 30, 2025 from $24.14 million for the quarter ended June 30, 2024, primarily due to increases in the average yield earned on and average balance of loans receivable, as well as an increase in the average balance of interest-bearing deposits in banks and CDs and a higher average yield on investment securities. These increases were partially offset by a decrease in the average balance of investment securities and, to a lesser extent, a decrease in the average yield on interest-bearing deposits in banks and CDs.

The average balance of total interest-earning assets increased by $39.55 million, or 2.2%, to $1.86 billion for the quarter ended June 30, 2025 from $1.82 billion for the quarter ended June 30, 2024. The average balance of loans receivable increased by $58.77 million, or 4.2%, and the average balance of interest-bearing deposits in banks and CDs increased by $17.47 million, or 10.8%. These increases were partially offset by a decrease in the average balance of investment securities of $36.71 million, or 14.0%. During the quarter ended June 30, 2025, there was a total of $170,000 of pre-payment penalties, non-accrual interest and late fees collected compared to $133,000 collected for the quarter ended June 30, 2024. The average yield on interest-earning assets increased by 17 basis points to 5.50% for the quarter ended June 30, 2025 from 5.33% for the quarter ended June 30, 2024. The average yield on investment securities increased nine basis points to 3.66% for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, while the average yield on loans receivable increased 27 basis points to 5.92% during the same period.

Total interest expense decreased by $236,000, or 2.9%, to $7.92 million for the quarter ended June 30, 2025 from $8.16 million for the quarter ended June 30, 2024. This decrease was due to a decrease in the average cost of interest-bearing liabilities. The average balance of interest-bearing liabilities increased by $33.72 million, or 2.7%, to $1.27 billion for the quarter ended June 30, 2025 from $1.24 billion for the quarter ended June 30, 2024, primarily due to increases in the average balances of certificate of deposit and NOW checking accounts, partially offset by decreases in the average balance of money market and savings accounts. The average cost of interest-bearing liabilities decreased to 2.49% for the quarter ended June 30, 2025 from 2.64% for the quarter ended June 30, 2024.

As a result of changes above, the net interest margin ("NIM") increased to 3.80% for the quarter ended June 30, 2025 from 3.53% for the quarter ended June 30, 2024.

Net interest income increased by $4.19 million, or 8.8%, to $51.81 million for the nine months ended June 30, 2025 from $47.62 million for the nine months ended June 30, 2024. This increase was due to a 29 basis point increase in the weighted average yield on interest-earning assets to 5.46% for the nine months ended June 30, 2025 from 5.17% for the same period in 2024, and a $49.96 million increase in average total interest-earning assets, partially offset by a $58.86 million increase in the average balance of total interest-bearing liabilities and a seven basis point increase in the weighted average yield of interest-bearing liabilities to 2.53% for the nine months ended June 30, 2025 from 2.46% for the same period in 2024.

Total interest and dividend income increased $5.88 million, or 8.42%, to $75.67 million for the nine months ended June 30, 2025 from $69.79 million for the nine months ended June 30, 2024, primarily due to increases in the average yield and average balance of loans receivable, the average balance of interest bearing deposits in bank and CDs held for investment and a higher average yield on investment securities. These increases were partially offset by a decrease in the average balance of investment securities and a decrease in the average yield on interest-bearing deposits in banks and CDs held for investment.

The average balance of total interest-earning assets increased by $49.96 million, or 2.8%, to $1.85 billion for the nine months ended June 30, 2025 from $1.80 billion for the nine months ended June 30, 2024. The average balance of loans receivable increased by $78.29 million, or 5.7%, and the average balance of interest-bearing deposits in banks and CDs increased by $29.05 million or 20.2%. These increases were partially offset by a decrease in the average balance of investment securities of $57.04 million or 19.8% between the periods. During the nine months ended June 30, 2025, there was a total of $510,000 of pre-payment penalties, non-accrual interest and late fees collected compared to $384,000 collected for the nine months ended June 30, 2024. The average yield on interest-earning assets increased by 29 basis points to 5.46 for nine months ended June 30, 2025 from 5.17% for the nine months ended June 30, 2024. The average yield on investment securities increased 39 basis points to 3.58% for the nine months ended June 30, 2025, compared to the same period in 2024. This increase was primarily due to the reinvestment of matured or called lower-yielding securities into higher-yielding instruments, as well as upward adjustments in the yields of variable-rate securities in response to the higher interest rate environment. Similarly, the average yield on loans receivable increased 30 basis points to 5.87% during the same period.

Total interest expense increased by $1.69 million, or 7.6%, to $23.86 million for the nine months ended June 30, 2025 from $22.17 million for the nine months ended June 30, 2024. The increase in interest expense was due to an increase in the average cost of interest bearing liabilities and an increase in the average balance of interest-bearing liabilities. The average balance of interest-bearing liabilities increased $58.86 million, or 4.9%, to $1.26 billion for the nine months ended June 30, 2025 from $1.20 billion for the nine months ended June 30, 2024, primarily due to increases in the average balances of certificates of deposit and money market accounts, partially offset by decreases in NOW checking and savings accounts. The average cost of interest-bearing liabilities increased to 2.53% for the nine months ended June 30, 2025 from 2.46% for the nine months ended June 30, 2024.

NIM expanded to 3.74% for the nine months ended June 20, 2025 from 3.53% for the nine months ended June 30, 2024.

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

	Three Months Ended June 30,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,450,350	$21,411	5.92%	$1,391,582	$19,537	5.65%
Investment securities (2)	226,375	2,064	3.66	263,087	2,335	3.57
Dividends from mutual funds, FHLB stock and other investments	5,897	83	5.65	5,867	94	6.41
Interest-bearing deposits in banks and CDs	178,887	1,986	4.45	161,421	2,173	5.41
Total interest-earning assets	1,861,509	25,544	5.50	1,821,957	24,139	5.33
Non-interest-earning assets	79,715			82,008
Total assets	$1,941,224			$1,903,965

Interest-bearing liabilities:
NOW checking	$333,074	1,151	1.39	$329,344	1,054	1.29
Money market	304,526	2,398	3.16	326,023	2,882	3.56
Savings	205,592	177	0.35	208,488	140	0.27
Certificates of deposit	363,342	3,417	3.77	311,545	3,261	4.21
Brokered CDs	48,028	578	4.83	45,442	601	5.32
Short-term borrowings	8,794	102	4.65	5,001	70	5.63
Long-term borrowings	11,209	99	3.54	15,000	150	4.02
Total interest-bearing liabilities	1,274,565	7,922	2.49	1,240,843	8,158	2.64
Non-interest-bearing deposits	402,717			413,494
Other liabilities	10,265			10,245
Total liabilities	1,687,547			1,664,582
Shareholders' equity	253,677			239,383
Total liabilities and
shareholders' equity	$1,941,224			$1,903,965

Net interest income		$17,622			$15,981
Interest rate spread			3.01%			2.69%
Net interest margin (3)			3.80%			3.53%
Ratio of average interest-earning assets to average interest- bearing liabilities			146.05%			146.83%
_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

	Nine Months Ended June 30,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,441,506	$63,339	5.87%	$1,363,213	$56,841	5.57%
Investment securities (2)	231,510	6,205	3.58	288,554	6,892	3.19
Dividends from mutual funds, FHLB stock and other investments	5,890	252	5.70	6,235	266	5.71
Interest-bearing deposits in banks and CDs	172,591	5,870	4.55	143,537	5,791	5.39
Total interest-earning assets	1,851,497	75,666	5.46	1,801,539	69,790	5.17
Non-interest-earning assets	77,595			81,650
Total assets	$1,929,092			$1,883,189

Interest-bearing liabilities:
NOW checking	$329,883	3,364	1.36	$358,052	3,958	1.48
Money market	311,762	7,597	3.26	273,683	6,326	3.09
Savings	205,764	461	0.30	214,275	386	0.24
Certificates of deposit	346,313	10,077	3.89	291,707	8,989	4.12
Brokered CDs	48,169	1,760	4.89	42,856	1,724	5.37
Short-term borrowings	2,932	102	4.65	7,457	335	6.00
Long-term borrowings	17,070	500	3.92	15,000	452	4.03
Total interest-bearing liabilities	1,261,893	23,861	2.53	1,203,030	22,170	2.46
Non-interest-bearing deposits	406,906			431,849
Other liabilities	10,158			11,273
Total liabilities	1,678,957			1,646,152
Shareholders' equity	250,135			237,037
Total liabilities and
shareholders' equity	$1,929,092			$1,883,189

Net interest income		$51,805			$47,620
Interest rate spread			2.93%			2.71%
Net interest margin (3)			3.74%			3.53%
Ratio of average interest-earning assets to average interest- bearing liabilities			146.72%			149.75%

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

	Three months ended June 30, 2025 compared to three months ended June 30, 2024 increase (decrease) due to			Nine months ended June 30, 2025 compared to nine months ended June 30, 2024 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$1,029	$845	$1,874	$3,143	$3,355	$6,498
Investment securities	63	(334)	(271)	85	(772)	(687)
Dividends from mutual funds, FHLB stock and other investments	(11)	—	(11)	—	(15)	(15)
Interest-bearing deposits in banks and CDs	(407)	220	(187)	(215)	295	80
Total net increase in income on interest-earning assets	674	731	1,405	3,013	2,863	5,876

Interest-bearing liabilities:
NOW checking	85	12	97	(536)	(58)	(594)
Money market	(302)	(182)	(484)	1,107	164	1,271
Savings	39	(2)	37	81	(6)	75
Certificates of deposit	(422)	555	133	(41)	1,165	1,124
Short-term FHLB borrowings	(14)	46	32	(63)	(170)	(233)
Long-term borrowings	(16)	(35)	(51)	2	46	48
Total net increase (decrease) in expense on interest-bearing liabilities	(630)	394	(236)	550	1,141	1,691

Net increase in net interest income	$1,304	$337	$1,641	$2,463	$1,722	$4,185

Provision for Credit Losses: A $440,000 provision for credit losses was recorded for the quarter ended June 30, 2025, consisting of a $351,000 provision for credit losses on loans which was due to loan portfolio growth and the annual update of model assumptions, a $4,000 recapture of credit losses on investment securities, and a $93,000 provision for credit losses on unfunded commitments which was due to the annual update of model assumptions. The annual update of model assumptions reflects revised macroeconomic indicators, including slower projected economic growth and modest increases in unemployment, as well as refinements to loss estimates within certain loan segments, particularly commercial real estate. A $244,000 provision for credit losses was recorded for the quarter ended June 30, 2024, consisting of a $264,000 provision for credit losses on loans, a $12,000 recapture of credit losses on investment securities and an $8,000 recapture of credit losses on unfunded commitments.

We recorded a $713,000 provision for credit losses for the nine months ended June 30, 2025, consisting of a $640,000 provision for credit losses on loans which was due to an increase in loans receivable and the annual update of model assumptions, a $14,000 recapture of credit losses on investment securities which was due to maturities and principal repayments, and a $87,000 provision for credit losses on unfunded loan commitments which was due the annual update of model assumptions. A $660,000 provision for credit losses was recorded for the nine months ended June 30, 2024, consisting of a $810,000 provision for credit losses on loan, a $20,000 recapture of credit losses on investment securities, and a $130,000 recapture of credit losses on unfunded loan commitments.

For the quarter ended June 30, 2025, net recoveries totaled $2,000 compared to net-charge offs of $36,000 for the quarter ended June 30, 2024. Non-accrual loans decreased by $42,000, or 1.1%, to $3.84 million at June 30, 2025 from $3.89 million at September 30, 2024, and decreased by $277,000, or 6.7%, from $4.12 million at June 30, 2024. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $1.69 million, or 37.8%, to $6.17 million at June 30, 2025, from $4.48 million at September 30, 2024 and increased by $1.94 million, or 45.8%, from $4.23 million one year ago.

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

In accordance with GAAP, acquired loans are recorded at their estimated fair value, resulting in a net discount to the loans' contractual amounts, with a portion of this discount reflecting possible credit losses. Credit discounts are included in the determination of fair value. With the adoption of CECL, purchased loans are evaluated for impairment in the same manner as the rest of the loan portfolio. The remaining fair value discount associated with acquired loans was $63,000 at June 30, 2025. This discount will continue to accrete into income as these loans continue to pay down.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $84,000, or 3.0%, to $2.88 million for the quarter ended June 30, 2025 from $2.79 million for the quarter ended June 30, 2024. This increase was primarily due to a $70,000 increase in gain on sale of loans, reflecting a higher volume of fixed-rate one- to four-family mortgages into the secondary market, a $24,000 net gain on sale of investment securities and a $20,000 increase in servicing income on loans sold. These increases were partially offset by a $48,000 decrease in service charges on deposits, reflecting lower overdraft-related fee activity and a $35,000 decrease in ATM and debit card interchange fees, primarily due to lower transaction volume.

Total non-interest income for the nine months ended June 30, 2025 increased 55,000, or 0.7%, to $8.26 million from $8.20 million for the nine months ended June 30, 2024. The modest increase reflects offsetting movements across several components. The primary reasons for the increase were a $115,000 increase in gain on sales of loans, a $64,000 increase in servicing income on loans sold and a $32,000 increase in BOLI net earnings. These increases were largely offset by a $100,000 decrease in service charges on deposits, reflecting continued moderation in customer overdraft activity, and a $67,000 decrease in ATM and debit card interchange fees consistent with lower card-based transaction volume.

Non-interest Expense:  Total non-interest expense increased by $98,000, or 0.9%, to $11.17 million for the quarter ended June 30, 2025 from $11.07 million for the quarter ended June 30, 2024. This increase was mainly due to a $235,000 increase in state and local taxes expense and a $78,000 increase in ATM and debit card interchange transaction expense. These increases were partially offset by a $103,000 decrease in salary and employee benefits and a $93,000 decrease in technology and communications expenses. The efficiency ratio for the current quarter was 54.48% compared to 58.97% for the comparable quarter one year ago. The improvement in the efficiency ratio was due to higher overall revenue, which was partially offset by higher non-interest expense.

Total non-interest expense increased by $744,000, or 2.3%, to $33.43 million for the nine months ended June 30, 2025 from $32.68 million for the nine months ended June 30, 2024. The increase was primarily due to a $272,000 increase in state and local taxes expense, a $210,000 increase in professional fees expense and a $152,000 increase in technology and communications expense. These increases were partially offset by a $97,000 decrease in deposit operations expense, a $96,000 decrease in ATM and debit card interchange transaction expense, due to lower transaction volume and a $67,000 decrease in premises and equipment expense due to lower repair and maintenance costs. The efficiency ratio improved to 55.65% for the nine months ended June 30, 2025 compared to 58.55% for the same period 2024.

Provision for Income Taxes: The provision for income taxes increased by $255,000, or 16.6%, to $1.79 million for the quarter ended June 30, 2025 from $1.54 million for the quarter ended June 30, 2024. The increase in the provision for income taxes was primarily due to higher pre-tax income. The Company's effective income tax rate was 20.1% for the quarter ended June 30, 2025 and 20.6% for the quarter ended June 30, 2024. The provision for income taxes increased by $656,000, or 14.4%, to $5.21 million for the nine months ended June 30, 2025 from $4.55 million for the nine months ended June 30, 2024.

The increase was primarily due to higher pre-tax income. The Company's effective tax rate was 20.1% for the nine months ended June 30, 2025 compared to 20.2% for the nine months ended June 30, 2024.

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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At June 30, 2025, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 14.02%. The Bank maintains a credit facility with the FHLB that provides for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral. At June 30, 2025, the Bank had a total of $624.06 million available for borrowings with the FHLB of which $20.00 million was outstanding. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral: Borrower-in-Custody ("BIC").  At June 30, 2025, the Bank had no outstanding balance on the BIC line, under which $70.19 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At June 30, 2025, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposits withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the nine months ended June 30, 2025 and 2024, the Bank originated $210.81 million and $202.62 million of loans, respectively. At June 30, 2025, the Bank had undisbursed lines of credit and commitments to extend credit totaling $160.86 million and undisbursed construction loans in process totaling $76.27 million.  Investment securities purchased during the nine months ended June 30, 2025 and 2024 totaled $45.99 million and $38.01 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the nine months ended June 30, 2025 and 2024, the Bank sold $13.60 million and $14.92 million, respectively, in loans and loan participation interests.  During the nine months ended June 30, 2025 and 2024, the Bank received $170.45 million and $105.43 million in principal repayments, respectively.

The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment, and investment securities available for sale (including equity securities) increased to $289.42 million at June 30, 2025 from $248.06 million at September 30, 2024. CDs that are scheduled to mature in less than one year from June 30, 2025 totaled $374.46 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

For the remainder of the 2025 fiscal year, the Bank projects that fixed commitments will include approximately $85,000 of operating lease payments. During the final three months of the fiscal year ending September 30, 2025 the Bank anticipates pre-tax capital expenditures of approximately $650,000, related to remodeling a leased building for a new branch location. The branch is expected to open in October 2025. The Bank has entered into a lease agreement for the new branch which will increase fixed lease commitments by approximately $96,000 in the 2026 fiscal year. No FHLB borrowings are scheduled to mature during fiscal year 2025. In addition, at June 30, 2025, the Bank had other future obligations and accrued expenses totaling $9.70 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to is operating expenses, Timberland Bancorp is responsible for paying any dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. However, the Bank’s ability to pay dividends is subject to regulatory limitations, including capital adequacy requirements and supervisory approval under certain circumstances. The Bank maintains strong capital levels and earnings capacity, which support its ability to upstream dividends to Timberland Bancorp, subject to applicable regulatory constraints. At June 30, 2025, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $1.24 million.

The Company currently expects to continue its practice of paying quarterly cash dividends on its common stock, subject to the discretion of the Board of Directors, which may modify or discontinue this practice at any time and for any reason without prior notice. The current cash dividend rate is $0.26 per share, a level the Company believes appropriately balances the objectives of investing in the Bank and returning capital to shareholders. Based on the number of shares outstanding as of June 30, 2025, continued payment at this rate would result in an average total quarterly dividend of approximately $2.05 million.

In addition, from time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 22, 2025, the Company announced the adoption of a new stock repurchase program pursuant to which the Company may repurchase up to 5% of the outstanding shares, or 393,842 shares. The new stock repurchase program replaces the existing stock repurchase program, which had 31,762 shares available to be repurchased. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2025, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2025, to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$241,598	12.56%	$76,949	4.00%	$96,186	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	241,598	19.16	56,743	4.50	81,963	6.50
Tier 1 capital	241,598	19.16	75,658	6.00	100,877	8.00
Total capital	257,392	20.41	100,877	8.00	126,097	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At June 30, 2025, the Bank’s capital exceeded the conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve and is subject to capital adequacy requirements under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For bank holding companies with less than $3.0 billion in consolidated assets (as of June 30th of the preceding year), the Federal Reserve capital guidelines are generally applied on a bank only basis. In such cases, the Federal Reserve expects the subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2025, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2025 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$243,320	12.63%
Risk-based Capital Ratios:
Common equity Tier 1 capital	243,320	19.29
Tier 1 capital	243,320	19.29
Total capital	259,121	20.54

Key Financial Ratios and Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
PERFORMANCE RATIOS:
Return on average assets	1.47%	1.25%	1.44%	1.27%
Return on average equity	11.23%	9.95%	11.07%	10.10%
Net interest margin	3.80%	3.53%	3.74%	3.53%
Efficiency ratio	54.48%	58.97%	55.65%	58.55%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s 2024 Form 10-K.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended June 30, 2025:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
4/01/2025 - 4/30/2025	4,015	$30.03	4,015	61,983
5/01/2025 - 5/31/2025	19,377	31.15	19,377	42,606
6/01/2025 - 6/30/2025	10,844	30.34	10,844	31,762
Total	34,236	$30.76	34,236	31,762

(1)     On July 22, 2025, the Company terminated its stock repurchase program originally announced on July 25, 2023, which had authorized the repurchase of up to 404,708 shares of the Company’s common stock. At the time of termination, 31,762 shares remained available for repurchase under the program.

On July 22, 2025, the Company announced the adoption of a new stock repurchase program authorizing the repurchase of up to 393,842 shares, representing approximately 5% of the Company’s outstanding common stock. The new program replaces the prior repurchase program and does not have a fixed expiration date; it will remain in effect until the authorized amount has been repurchased. The repurchase program permits shares to be repurchased in open market or private transactions, including through block trades and pursuant to any trading plan adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission (“SEC”). Repurchases will be made at management’s discretion, at prices deemed attractive and in the best interests of the Company and its shareholders, and will be subject to factors such as stock availability, general market conditions, the trading price of the Company’s common stock, alternative uses of capital, and the Company’s financial performance. Open market purchases will be conducted in accordance with the limitations of SEC Rule 10b-18 and other applicable legal requirements. The repurchase program may be suspended, modified, or terminated at any time and for any reason, including changes in market conditions, repurchase costs, the availability of alternative investment opportunities, liquidity considerations, or other factors deemed appropriate. These factors may also influence the timing and amount of any share repurchases. The program does not obligate the Company to repurchase any specific number of shares.

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

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information

a.None to be reported.
b.None to be reported.
c.During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2025 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: August 8, 2025	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer
(Duly Authorized Officer)

Date: August 8, 2025	By: /s/Marci A. Basich
Marci A. Basich
Chief Financial Officer
(Principal Financial Officer)