Form 10-K
period 2025-09-30
TIMBERLAND BANCORP INC
filed 2025-12-09
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM	10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1.b. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐     No    ☒
As of December 2, 2025, the registrant had 7,880,773 shares of common stock issued and outstanding.  The aggregate market value of the common stock held by nonaffiliates of the registrant, based on the closing sales price of the registrant’s common stock as quoted on the NASDAQ Global Market on March 31, 2025, was $238.29 million (7,903,489 shares at $30.15).  For purposes of this calculation, common stock held by officers and directors of the registrant was included.
DOCUMENTS INCORPORATED BY REFERENCE
1.   Portions of Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders (Part III).

TIMBERLAND BANCORP, INC.
2025 ANNUAL REPORT ON FORM 10-K

As used throughout this report, the terms “we,” “us,” “our” and the “Company” refer to Timberland Bancorp, Inc. and its consolidated subsidiaries, unless the context indicates otherwise. References to the “Bank” in this report refer to Timberland Bank, a wholly- owned subsidiary of Timberland Bancorp, Inc., and the Bank’s wholly- owned subsidiary, Timberland Service Corporation.

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
•changes in interest rate levels and the duration of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which could materially affect our net interest margin, funding costs, asset values, access to capital and liquidity;
•the impact of inflation, including monetary and fiscal policy responses thereto, and the impact on consumer and business behavior;
•Geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, which may disrupt financial markets, global supply chains, energy prices, or economic activity in specific industry sectors;
•the effects of a Federal government shutdown, a debt ceiling standoff, or other fiscal policy uncertainty;
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
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks described elsewhere in this Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the “2025 Form 10-K”) and in the Company's other reports filed with or furnished to the Securities and Exchange Commission.

Any of the forward-looking statements that we make in this 2025 Form 10-K and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this annual report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2026 and beyond to differ materially from those expressed in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's consolidated financial condition and results of operations as well as its stock price performance.

PART I

Item 1.  Business

General

Timberland Bancorp, Inc. (“Timberland Bancorp"), a Washington corporation, was organized on September 8, 1997 for the purpose of becoming the holding company for Timberland Bank (the "Bank").  At September 30, 2025, on a consolidated basis, the Company had total assets of $2.01 billion, net loans receivable of $1.46 billion, total deposits of $1.72 billion and total shareholders’ equity of $262.61 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report, including consolidated financial statements and related data, relates primarily to the Bank and its subsidiary, Timberland Service Corp.

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

The Company maintains a website at www.timberlandbank.com.  The information contained on that website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K.  Other than an investor’s own internet access charges, the Company makes available free of charge through that website the Company’s Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after these materials have been electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC's website at http://www.sec.gov.
Market Area

The Bank considers Grays Harbor, Pierce, Thurston, King, Kitsap and Lewis counties, Washington as its primary market areas.  The Bank conducts operations from:

•its main office in Hoquiam (Grays Harbor County);
•five branch offices in Grays Harbor County (Ocean Shores, Montesano, Elma and two branches in Aberdeen);
•five current branch offices in Pierce County (Edgewood, Puyallup, Spanaway, Tacoma, and Gig Harbor and another location opening soon (University Place));
•six branch offices in Thurston County (Tumwater, Yelm, two branches in Lacey and two branches in Olympia);
•two branch offices in Kitsap County (Poulsbo and Silverdale);
•a branch office in King County (Auburn); and
•three branch offices in Lewis County (Winlock, Toledo and Chehalis).

For additional information, see “Item 2. Properties.”

Hoquiam, with a population of approximately 8,800, is located in Grays Harbor County along Washington State’s central Pacific coast.  Hoquiam is approximately 110 miles southwest of Seattle, Washington and 145 miles northwest of Portland, Oregon.

The Bank considers its primary market area to include six sub-markets: primarily rural Grays Harbor County with its historical dependence on the timber and fishing industries; Thurston and Kitsap counties with their dependence on state and federal government employment; Pierce and King counties with their broadly diversified economic bases; and Lewis County with its dependence on retail trade, manufacturing, industrial services and local government.  Each of these markets presents operating risks to the Bank.  The Bank’s expansion into Pierce, Thurston, Kitsap, King and Lewis counties reflects the Bank’s strategy to expand and diversify its primary market area and to become less reliant on the economy of Grays Harbor County.

Grays Harbor County has a population of 78,000 according to the United States ("U.S.") Census Bureau 2024 estimates and a median family income of $94,800 according to 2025 estimates from the Department of Housing and Urban Development (“HUD”).  The economic base in Grays Harbor County has been historically dependent on the timber and fishing industries. Other industries that support the economic base are tourism, agriculture, shipping, transportation and technology.  According to the Washington State Employment Security Department, the unemployment rate in Grays Harbor County increased to 5.6% at August 31, 2025 from 5.5% at September 30, 2024.  The median price of a resale home in Grays Harbor County for the quarter ended June 30, 2025 increased 2.9% to $368,400 from $358,100 for the comparable prior year period.  The number of home sales increased 9.2% for the quarter ended June 30, 2025 compared to the same quarter one year earlier.  The Bank has six branches (including its home office) located in the county.

Pierce County is the second most populous county in the state and has a population of 941,000 according to the U.S. Census Bureau 2024 estimates.  The county’s median family income is $120,800 according to 2025 HUD estimates.  The economy in Pierce County is diversified with the presence of military related government employment (Joint Base Lewis-McChord), transportation and shipping employment (Port of Tacoma), and aerospace related employment.  According to the Washington State Employment Security Department, the unemployment rate for the Pierce County area increased to 5.0% at August 31, 2025 from 4.5% at September 30, 2024. The median price of a resale home in Pierce County for the quarter ended June 30, 2025 increased 1.7% to $579,500 from $569,600 for the comparable prior year period.  The number of home sales decreased 1.3% for the quarter ended June 30, 2025 compared to the same quarter one year earlier.  The Bank has five branches located in Pierce County, and these branches have historically been responsible for a substantial portion of the Bank’s construction lending activities.

Thurston County has a population of 303,000 according to the U.S. Census Bureau 2024 estimates and a median family income of $116,700 according to 2025 HUD estimates.  Thurston County is home of Washington State’s capital (Olympia), and its economic base is largely driven by state government related employment. According to the Washington State Employment Security Department, the unemployment rate for the Thurston County area increased to 4.5% at August 31, 2025 from 3.8% at September 30, 2024. The median price of a resale home in Thurston County for the quarter ended June 30, 2025 increased 6.4% to $547,000 from $514,100 for the same quarter one year earlier.  The number of home sales increased 1.6% for the quarter ended June 30, 2025 compared to the same quarter one year earlier.  The Bank has six branches located in Thurston County.  This county has historically had a stable economic base primarily attributable to the state government presence.

Kitsap County has a population of 281,000 according to the U.S. Census Bureau 2024 estimates and a median family income of $124,300 according to 2025 HUD estimates.  The Bank has two branches located in Kitsap County.  The economic base of Kitsap County is largely supported by military related government employment through the U.S. Navy.  According to the Washington State Employment Security Department, the unemployment rate for the Kitsap County area increased to 4.3% at August 31, 2025 from 3.8% at September 30, 2024.  The median price of a resale home in Kitsap County for the quarter ended

June 30, 2025 increased 2.9% to $589,900 from $573,400 for the same quarter one year earlier.  The number of home sales increased 3.5% for the quarter ended June 30, 2025 compared to the same quarter one year earlier.

King County is the most populous county in the state and has a population of 2.3 million according to the U.S. Census Bureau 2024 estimates.  The Bank has one branch located in King County.  The county’s median family income is $166,900 according to 2025 HUD estimates.  King County’s economic base is diversified with many industries including shipping, transportation, aerospace, computer technology and biotech. According to the Washington State Employment Security Department, the unemployment rate for the King County area increased to 4.5% at August 31, 2025 from 4.2% at September 30, 2024. The median price of a resale home in King County for the quarter ended June 30, 2025 increased 3.0% to $1.03 million from $999,300 for the same quarter one year earlier.  The number of home sales decreased 3.4% for the quarter ended June 30, 2025 compared to the same quarter one year earlier.

Lewis County has a population of 87,000 according to the U.S. Census Bureau 2024 estimates and a median family income of $94,800 according to 2025 HUD estimates. The economic base in Lewis County is supported by manufacturing, retail trade, local government and industrial services. According to the Washington State Employment Security Department, the unemployment rate in Lewis County increased to 5.5% at August 31, 2025 from 4.7% at September 30, 2024. The median price of a resale home in Lewis County for the quarter ended June 30, 2025 increased 3.0% to $424,000 from $411,600 for the same quarter one year earlier. The number of home sales decreased 1.1% for the quarter ended June 30, 2025 compared to the same quarter one year earlier.  The Bank has three branches located in Lewis County.

Lending Activities

General.  Historically, the principal lending activity of the Bank has consisted of originating loans secured by first mortgages on owner-occupied, one- to four-family residences, multi-family properties, commercial real estate, raw or developed land, as well as originating construction loans. The Bank’s net loans receivable totaled $1.46 billion at September 30, 2025, representing 72.7% of consolidated total assets. At that date, commercial real estate, construction (including undisbursed loans in process), multi-family and land loans were $1.08 billion, or 73.4% of total loans.  Commercial real estate, construction, multi-family, and land loans typically have higher yields than one- to four-family loans; however, they also present a higher degree of risk.

The Bank’s internal loan policy limits the maximum amount of loans to one borrower to 90% of its legal lending limit (which is 20% of its capital plus surplus). According to the Washington Administrative Code, capital and surplus are defined as a bank's Tier 1 capital, Tier 2 capital and the balance of a bank's ACL not included in the bank's Tier 2 capital as reported in the bank's call report. At September 30, 2025, the maximum amount which the Bank could have lent to any one borrower and the borrower’s related entities was approximately $47.10 million under this policy.  At September 30, 2025, the largest amount outstanding to any one borrower and the borrower’s related entities was $41.57 million (including $9.38 million in available lines of credit), which was secured by various commercial real estate and residential properties and other business assets located primarily in King and Pierce counties. These loans were performing according to their repayment terms at September 30, 2025.  The next largest amount outstanding to any one borrower and the borrower’s related entities was $41.35 million (including $8.45 million of undisbursed construction loan proceeds).  These loans were secured by multi-family, one- to four-family and commercial real estate properties located primarily in Thurston County and were performing according to their repayment terms at September 30, 2025.

Loan Portfolio Analysis.  The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated.

	At September 30,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Mortgage Loans:
One- to four-family (1)	$317,691	20.16%	$299,123	19.75%	$253,227	17.75%
Multi-family	207,767	13.19	177,350	11.71	127,176	8.91
Commercial	610,692	38.76	599,219	39.57	568,265	39.84
Construction - custom and owner/builder	130,341	8.27	132,101	8.72	129,699	9.09
Construction - speculative one- to four-family	10,745	0.69	11,495	0.76	17,099	1.20
Construction - commercial	21,818	1.38	29,463	1.95	51,064	3.58
Construction - multi-family	45,660	2.90	28,401	1.88	57,140	4.01
Construction - land development	15,324	0.98	17,741	1.17	18,841	1.32
Land	35,952	2.28	29,366	1.94	26,726	1.87
Total mortgage loans	1,395,990	88.61	1,324,259	87.45	1,249,237	87.57

Consumer Loans:
Home equity and second mortgage	50,479	3.20	47,913	3.16	38,281	2.68
Other	2,034	0.13	3,129	0.21	2,772	0.20
Total consumer loans	52,513	3.33	51,042	3.37	41,053	2.88

Commercial Loans:
Commercial business	126,937	8.06	138,743	9.16	135,802	9.52
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP")	58	—	260	0.02	466	0.03
Total commercial loans	126,995	8.06	139,003	9.18	136,268	9.55
Total loans receivable	1,575,498	100.00%	1,514,304	100.00%	1,426,558	100.00%

Less:
Undisbursed portion of construction loans in process	(88,289)		(69,878)		(103,194)
Deferred loan origination fees, net	(5,528)		(5,425)		(5,242)
ACL (2)	(18,091)		(17,478)		(15,817)
Total loans receivable, net	$1,463,590		$1,421,523		$1,302,305
___________
(1)Does not include loans held for sale of $1,127, $0, and $400 at September 30, 2025, 2024, and 2023, respectively.
(2)    Amounts for fiscal years 2025 and 2024 were calculated using the Current Expected Credit Loss (“CECL”) methodology to                      determine the ACL. Amounts reported prior to October 1, 2023, were based on the previous incurred loss methodology, which is not directly comparable to the ACL calculated under the CECL methodology.

Residential One- to Four-Family Lending.  At September 30, 2025, $317.69 million, or 20.2%, of the Bank’s loan portfolio consisted of loans secured by one- to four-family residences.  The Bank originates both fixed-rate loans and adjustable-rate loans.

Generally, one- to four-family fixed-rate loans are originated to meet the requirements for sale in the secondary market to the Federal Home Loan Mortgage Corporation ("Freddie Mac").  From time to time, however, a portion of these fixed-rate loans may be retained in the loan portfolio to meet the Bank’s asset/liability management objectives. The Bank uses an automated underwriting program, which preliminarily qualifies a loan as conforming to Freddie Mac underwriting standards when the loan is originated. At September 30, 2025, $113.70 million, or 35.8%, of the Bank’s one- to four-family loan portfolio consisted of fixed-rate mortgage loans.

The Bank also offers adjustable-rate mortgage (“ARM”) loans. All the Bank’s ARM loans are retained in its loan portfolio. The Bank offers several ARM products which adjust annually or every three to five years after an initial period ranging from one to five years and are typically subject to a limitation on the annual interest rate increase of 2% and an overall limitation of 6%. These ARM products generally are re-priced utilizing the weekly average yield on one-year U.S. Treasury securities adjusted to a constant maturity of one year plus a margin of 2.50% to 4.00%.  The Bank also offers ARM loans tied to the Wall Street Journal prime lending rate ("Prime Rate") index which typically do not have periodic or lifetime adjustment limits.  Loans tied to the Prime Rate normally have margins ranging up to 3.0%.  ARM loans held in the Bank’s portfolio do not permit negative amortization of principal.  Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. At September 30, 2025, $203.99 million, or 64.2%, of the Bank’s one- to four- family loan portfolio consisted of ARM loans.

A portion of the Bank’s ARM loans are “non-conforming,” because they do not satisfy acreage limits or various other requirements imposed by Freddie Mac.  Some of these loans are also originated to meet the needs of borrowers who cannot otherwise satisfy Freddie Mac credit requirements because of personal and financial reasons (i.e., divorce, bankruptcy, length of time employed, etc.), and other aspects which do not conform to Freddie Mac’s guidelines.  Such borrowers may have higher debt-to-income ratios, or the loans are secured by unique properties in rural markets for which there are no sales of comparable properties to support the value according to secondary market requirements.  These loans are known as non-conforming loans, and the Bank may require additional collateral or lower loan-to-value ratios to reduce the risk of these loans.  The Bank believes that these loans satisfy a need in its local market area.  As a result, subject to market conditions, the Bank intends to continue to originate these types of loans.

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

The Bank’s lending policies generally limit the maximum loan-to-value ratio on mortgage loans secured by owner-occupied properties to 85% of the lesser of the appraised value or the purchase price. However, the Bank usually obtains private mortgage insurance (“PMI”) on the portion of the principal amount that exceeds 80% of the appraised value of the security property. The maximum loan-to-value ratio on mortgage loans secured by non-owner-occupied properties is generally 80% (90% for loans originated for sale in the secondary market to Freddie Mac or the FHLB). At September 30, 2025, there was one one- to four-family loan totaling $1.78 million on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

Multi-Family Lending. At September 30, 2025, $207.77 million, or 13.2%, of the Bank’s total loan portfolio was secured by multi-family dwelling units (more than four units) located primarily in the Bank’s primary market area.  Multi-family loans are generally originated with variable rates of interest ranging from 1.00% to 3.50% over the one-year constant maturity U.S. Treasury Bill Index, the Prime Rate or a matched term FHLB borrowing, with principal and interest payments fully amortizing over terms of up to 30 years. At September 30, 2025, the Bank’s largest multi-family loan had an outstanding principal balance of $10.22 million and was secured by an apartment complex located in Pierce County. At September 30, 2025, this loan was performing according to its repayment terms.

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

Multi-family mortgage lending affords the Bank an opportunity to receive interest at rates higher than those generally available from one- to four- family residential lending.  However, loans secured by multi-family properties usually are greater in amount, more difficult to evaluate and monitor and, therefore, may involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on the successful operation and management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks by scrutinizing the financial condition of the borrower, the quality of the collateral and the management of the property securing the loan.  If the borrower is other than an individual, the Bank also generally obtains personal guarantees from the principals (with ownership interests of 20% or more) based on a review of personal financial statements. At September 30, 2025, all multi-family loans were performing according to their repayment terms. See "Lending Activities - Non-performing Loans and Delinquencies."

Commercial Real Estate Lending. Commercial real estate loans totaled $610.69 million, or 38.8%, of the total loan portfolio at September 30, 2025.  The Bank originates commercial real estate loans generally at variable interest rates with principal and interest payments fully amortizing over terms of up to 30 years. These loans are secured by properties, such as industrial warehouses, medical/dental offices, office buildings, retail/wholesale facilities, mini-storage facilities, hotel/motels, nursing homes, restaurants, convenience stores, shopping centers and mobile home parks, generally located in the Bank’s primary market area. At September 30, 2025, the largest commercial real estate loan was secured by a medical office building in Thurston County, had a balance of $7.41 million and was performing according to its repayment terms. At September 30, 2025, one commercial real estate loan of $159,000 was on non-accrual status.  See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Construction Lending. The Bank currently originates two types of residential construction loans: (i) custom and owner/builder construction loans and (ii) speculative construction loans. The Bank believes that its extensive experience in residential construction lending has allowed it to develop processing and disbursement procedures that address borrower needs while mitigating many of the risks inherent in construction lending. The Bank also originates construction loans for commercial properties, multi-family properties, and land development projects.

The Bank’s construction loans generally provide for interest-only payments during the construction phase, which are billed monthly. In some cases, however, borrower payments are not required during construction because accrued interest is added to the loan principal through the use of an interest reserve. At September 30, 2025, the Bank's construction loans totaled $223.89 million, or 14.2% of the Bank's total loan portfolio, including undisbursed loans in process of $88.29 million. At September 30, 2025, one construction loan of $553,000 was on non-accrual. See "Lending Activities - Non-performing Loans and Delinquencies."

At September 30, 2025 and 2024, the composition of the Bank’s construction loan portfolio was as follows:

	At September 30,
	2025		2024
	Balance	Percent of Total	Balance	Percent of Total
	(Dollars in thousands)
Custom and owner/builder	$130,341	58.22%	$132,101	60.27%
Speculative one- to four-family	10,745	4.80	11,495	5.24
Commercial real estate	21,818	9.75	29,463	13.44
Multi-family	45,660	20.39	28,401	12.96
Land development	15,324	6.84	17,741	8.09
Total	$223,888	100.00%	$219,201	100.00%

Custom and owner/builder construction loans are originated to homeowners and are typically converted to or refinanced into permanent mortgage loans upon completion of construction. The construction phase generally lasts up to 12 months, with fixed-interest rates typically ranging from 4.88% to 9.00% and loan-to-value ratios of up to 80% (or up to 95% with PMI) of the appraised "as completed" value of the property. Upon completion of construction, these loans are either converted to or refinanced into a fixed-rate mortgage loan that conforms to secondary market standards, or into an adjustable-rate mortgage loan retained in the Bank’s portfolio. At September 30, 2025, the largest outstanding custom and owner/builder construction loan had an outstanding balance of $2.36 million (fully disbursed) and was performing according to its repayment terms.

Speculative one- to four-family construction loans are made to home builders and are termed “speculative” because the home builder does not have, at the time of loan origination, a signed contract with a home buyer who has a commitment for permanent financing. The home buyer may be identified either during or after the construction period, with the risk that the builder will have to debt service the speculative construction loan and pay real estate taxes and other carrying costs for a significant time after completion until the home buyer is identified and a sale is consummated. Rather than originating lines of credit to home builders to construct several homes at once, the Bank generally originates and underwrites a separate loan for each home. Speculative construction loans are generally originated for a term of 12 months, with current rates generally ranging from 8.00% to 9.25%, and with a loan-to-value ratio of no more than 80% of the appraised value of the completed property.  At September 30, 2025, the largest aggregate outstanding balance to one borrower for speculative one- to four-family construction loans totaled $1.50 million (including $854,000 of undisbursed loans in process) and was comprised of two loans that were performing according to their repayment terms.

The Bank also provides construction financing for multi-family and commercial properties. At September 30, 2025, these loans totaled $67.48 million, or 30.1%, of construction loan balances. These loans are typically secured by apartment buildings, condominiums, mini-storage facilities, office buildings, hotels and retail rental space predominantly located in the Bank’s primary market area. At September 30, 2025, the largest outstanding multi-family construction loan was for $11.40 million (including $2.96 million of undisbursed loans in process) and secured by an apartment building project in Pierce County. At September 30, 2025, the largest outstanding commercial real estate construction loan was secured by a industrial warehouse facility in Thurston County, Washington and had a balance of $4.50 million (including $1.21 million of undisbursed loans in process). These loans were performing according to their repayment terms at September 30, 2025.

All construction loans must be approved by a member of one of the Bank’s Loan Committees or the Bank’s Board of Directors, or in the case of one- to four-family construction loans that meet Freddie Mac guidelines, by the Chief Residential Loan Manager, the Loan Department Supervisor or a Bank underwriter. See “Lending Activities - Loan Solicitation and Processing.” Prior to approval of any construction loan application, an independent fee appraiser inspects the site and prepares an appraisal on an "as completed" basis, and the Bank reviews the existing or proposed improvements, identifies the market for the proposed project and analyzes the pro-forma data and assumptions.  In the case of a speculative or custom construction loan, the Bank reviews the experience and expertise of the builder. After this preliminary review, the application is processed, which includes obtaining credit reports, financial statements and tax returns or verification of income on the borrowers and guarantors, an independent appraisal of the project, and any other expert reports necessary to evaluate the proposed project.  In the event of cost overruns, the Bank generally requires the borrower to provide additional funds by paying the cost of such overruns directly or by depositing its own funds into a secured savings account or, to the extent available, authorizes disbursements from a loan contingency line in the construction budget.

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

Construction lending affords the Bank the opportunity to achieve higher interest rates and fees with shorter terms to maturity than its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than single-family permanent mortgage lending, because funds are advanced based on estimates of construction costs and the future value of the completed project. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the completed project loan-to-value ratio. With regard to loans originated to builders for speculative projects, changes in demand for new housing and higher than anticipated building costs, may cause actual results to vary significantly from those estimated. A downturn in the housing or real estate market could increase loan delinquencies, defaults, and foreclosures, and significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. Some builders who have borrowed from us to fund construction projects on a speculative basis have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss.

In addition, during the term of many of our construction loans granted to builders who are building residential units for sale, no payment from the borrower is required since the accumulated interest is added to the principal of the loan through an interest reserve. As a result, these loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project and the ability of the borrower to sell or lease the property or obtain permanent take-out financing, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of a completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction and may incur a loss. Because construction loans require active monitoring of the building process, including cost comparisons and on-site inspections, these loans are more difficult and costly to monitor. Increases in market rates of interest may have a more pronounced effect on construction loans by rapidly increasing the end-purchasers' borrowing costs, thereby reducing the overall demand for the project. Properties under construction are often difficult to sell and typically must be completed in order to be successfully sold, which also complicates the process of working out problem construction loans. This may require us to advance additional funds and/or contract with another builder to complete construction. Furthermore, in the case of speculative construction loans, there is an added risk associated with identifying an end-purchaser for the finished project.

The Bank historically originated loans to real estate developers with whom it had established relationships for the purpose of developing residential subdivisions (i.e., installing roads, sewers, water and other utilities) generally with ten to 50 lots. Currently, the Bank is originating land development loans on a limited basis. Land development loans are secured by a lien on the property and typically are made for a period of two to five years with fixed or variable interest rates, with loan-to-value ratios generally not exceeding 75%. Land development loans are generally structured so that the Bank is repaid in full upon the sale by the borrower of approximately 80% of the subdivision lots.  In addition, the Bank also generally obtains personal guarantees from corporate principals (with ownership interests in the borrowing entity of 20% or more) and reviews their personal financial statements. Land development loans secured by land under development involve greater risks than one- to four-family residential mortgage loans, because these loan funds are advanced upon the predicted future value of the developed property upon completion. If the estimate of the future value proves to be inaccurate, in the event of default and foreclosure, the Bank may be confronted with a property the value of which is insufficient to assure full repayment. The Bank has historically attempted to minimize this risk by generally limiting the maximum loan-to-value ratio on land and land development loans to 75% of the estimated developed value of the secured property.  At September 30, 2025 the largest land development loan was for $11.55 million for a mixed-use development, one- to four-family units and multi-family, located in Thurston County. This loan was classified as substandard and was performing in accordance with its repayment terms at September 30, 2025. This loan paid off in full subsequent to September 30, 2025.

Land Lending. The Bank originates loans for the acquisition of land upon which the purchaser can then build or make improvements necessary to build or to use for recreational purposes. Land loans originated by the Bank generally have maturities of one to ten years.  The largest land loan is secured by land in Multnomah County, Oregon, had an outstanding balance of $2.60 million and was performing according to its repayment terms at September 30, 2025. At September 30, 2025, all land loans were performing according to their repayment terms. See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Consumer loans generally carry greater risk than residential mortgage loans, especially when they are unsecured or secured by assets that depreciate quickly, such as automobiles. In such cases, repossessed collateral from a defaulted loan may not fully cover the outstanding balance due to depreciation, damage, or loss. Often, the remaining deficiency does not justify significant collection efforts beyond obtaining a deficiency judgment. Additionally, the repayment of consumer loans relies heavily on the borrower’s financial stability, making them more susceptible to disruptions caused by job loss, divorce, illness, or personal bankruptcy. Federal and state laws, including bankruptcy and insolvency regulations, can further limit recovery efforts on these loans. However, the Bank believes these risks are less pronounced in its consumer loan portfolio, as a significant portion consists of second mortgage loans and home equity lines of credit. These loans are underwritten to maintain credit risk comparable to one- to four-family residential mortgage loans. At September 30, 2025, five consumer loans totaling $624,000 were on non-accrual status. One of these loans with a balance of $302,000 was paid off subsequent to September 30, 2025. See “Lending Activities - Non-performing Loans and Delinquencies.”

Commercial Business Lending.  Commercial business loans totaled $127.00 million, or 8.1%, of the loan portfolio at September 30, 2025. Commercial business loans are generally secured by business equipment, accounts receivable, inventory and/or other property and are made at variable rates of interest equal to a negotiated margin above the Prime Rate. The Bank also generally obtains personal guarantees from the principals based on a review of personal financial statements. The largest commercial business loan had an outstanding balance of $3.10 million at September 30, 2025 and was performing according to its repayment terms. At September 30, 2025, nine commercial business loans totaling $1.29 million were on non-accrual status. See “Lending Activities - Non-performing Loans and Delinquencies.”

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

Loan Maturity.  The following table sets forth certain information at September 30, 2025 regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity but does not include potential prepayments.  Loans having no stated maturity and overdrafts are reported as due in one year or less.

	Within 1 Year	After 1 Year Through 5 Years	After 5 Years Through 15 Years	After 15 Years	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$6,088	$24,978	$67,733	$218,892	$317,691
Multi-family	3,642	79,162	124,904	59	207,767
Commercial	19,459	249,631	339,723	1,879	610,692
Construction (1)	223,888	—	—	—	223,888
Land	17,169	15,519	2,908	356	35,952
Consumer loans:
Home equity and second mortgage	4,243	12,766	32,981	489	50,479
Other	532	512	292	698	2,034
Commercial business	9,887	65,793	37,086	14,171	126,937
SBA PPP	58	—	—	—	58
Total	$284,966	$448,361	$605,627	$236,544	1,575,498
Less:
Undisbursed portion of construction loans in process					(88,289)
Deferred loan origination fees, net					(5,528)
ACL					(18,091)
Total loans receivable, net					$1,463,590

_____________
(1)    Includes $130.34 million of custom and owner/building construction/permanent loans, a portion of which may convert to permanent mortgage loans once construction is completed.

The following table sets forth the dollar amount of all loans due after one year from September 30, 2025, which have fixed interest rates and floating or adjustable interest rates:

	Fixed Rates	Floating or Adjustable Rates	Total
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$109,785	$201,818	$311,603
Multi-family	57,341	146,784	204,125
Commercial	204,483	386,750	591,233
Land	15,690	3,093	18,783
Consumer loans:
Home equity and second mortgage	13,840	32,396	46,236
Other	1,300	202	1,502
Commercial business	75,427	41,623	117,050
Total	$477,866	$812,666	$1,290,532

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

Construction loans must be approved by a member of one of the Bank's Loan Committees or the Bank's Board of Directors. For one- to four-family construction loans meeting Freddie Mac guidelines, approval may be granted by the Chief Residential Loan Manager, the Loan Department Supervisor, or a Bank underwriter, subject to their individual or Loan Committee limits. The Bank’s Commercial Loan Committee, composed of the Bank’s Chief Executive Officer, Chief Credit Officer, Chief Lending Officer, and a commercial underwriter may approve commercial real estate and business loans up to $3.00 million.

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

Loan Originations, Purchases and Sales.  During the years ended September 30, 2025, 2024 and 2023, the Bank’s total gross loan originations were $310.90 million, $251.44 million and $361.79 million, respectively. Periodically, the Bank purchases loan participation interests in construction, commercial real estate and multi-family loans, secured by properties generally located in Washington State, from other banks. These participation loans are underwritten in accordance with the Bank’s underwriting guidelines and are without recourse to the seller other than for fraud. During the years ended September 30, 2025, 2024 and 2023, the Bank did not purchase any loans or loan participation interests.

Consistent with its asset/liability management strategy, the Bank’s policy generally is to retain in its portfolio all ARM loans originated and to sell fixed-rate one- to four-family mortgage loans in the secondary market to Freddie Mac; however, from time to time, a portion of fixed-rate loans may be retained in the Bank’s portfolio to meet its asset-liability objectives. The Bank also sells the guaranteed portion of some of its SBA 7(a) loans in the secondary market.  Loans sold in the secondary market are generally sold on a servicing retained basis. At September 30, 2025, the Bank’s loan servicing portfolio, which is not included in the Company’s consolidated financial statements, totaled $357.02 million.

The Bank also periodically sells participation interests in construction loans, commercial real estate loans, multi-family and commercial business loans to other lenders.  These sales are usually made to avoid concentrations in a particular loan type or borrower, and to generate fee income. The Bank did not sell loan participation interests during the years ended September 30, 2025 and 2023. During the year ended September 30, 2024, the Bank sold loan participation interests of $5.80 million.

The following table shows total loans originated, purchased, sold and repaid during the years indicated.

	Year Ended September 30,
	2025	2024	2023
Loans originated:	(Dollars in thousands)
Mortgage loans:
One- to four-family	$37,600	$30,131	$45,825
Multi-family	16,362	13,287	11,158
Commercial	50,886	26,836	70,117
Construction	145,764	122,939	174,914
Land	13,871	10,843	7,144
Consumer	23,784	20,647	24,160
Commercial business loans	22,635	26,755	28,470
Total loans originated	310,902	251,438	361,788

Loans and loan participations purchased:
Total loans and loan participations purchased	—	—	—
Total loans originated, acquired and purchased	310,902	251,438	361,788
Loans sold:
Loan participation interests sold	—	(5,800)	—
Whole loans sold	(22,601)	(14,746)	(11,538)
Total loans sold	(22,601)	(20,546)	(11,538)

Loan principal repayments	(227,107)	(142,783)	(177,310)
Other items, net	(19,127)	31,109	(3,061)
Net increase in loans receivable	$42,067	$119,218	$169,879

Loan Origination Fees.  The Bank receives loan origination fees on many of its mortgage loans and commercial business loans.  Loan fees are a percentage of the loan which are charged to the borrower for funding the loan.  The amount of fees charged by the Bank is generally up to 2.0% of the loan amount.

Accounting principles generally accepted in the United States of America ("GAAP") require fees received and certain loan origination costs for originating loans to be deferred and amortized into interest income over the contractual life of the loan.  Net deferred fees or costs associated with loans that are prepaid are recognized as income/expense at the time of prepayment.  Unamortized net deferred loan origination fees totaled $5.53 million at September 30, 2025.

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

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

	At September 30,
	2025	2024	2023
Loans accounted for on a non-accrual basis:	(Dollars in thousands)
Mortgage loans:
One- to four-family (1)	$1,781	$49	$368
Commercial	159	1,158	683
Construction	553	—	—
Consumer loans	624	618	177
Commercial business loans	1,290	2,060	286
Total	4,407	3,885	1,514

Accruing loans which are contractually past due 90 days or more	—	—	—
Total of non-accrual and 90 days or more past due loans	4,407	3,885	1,514

Non-accrual investment securities	35	51	82

Other real estate owned and other repossessed assets	221	—	—
Total non-performing assets (2)	$4,663	$3,936	$1,596

Troubled debt restructured loans on accrual status	N/A	N/A	$2,495

Non-accrual and 90 days or more past due loans as a percentage of loans receivable, net (3)	0.30%	0.27%	0.11%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.22%	0.20%	0.08%

Non-performing assets as a percentage of total assets	0.23%	0.20%	0.09%

Loans receivable, net (3)	$1,481,681	$1,439,001	$1,318,122
Total assets	$2,012,779	$1,923,475	$1,839,905
_______________
(1)Includes non-accrual one- to four-family properties in the process of foreclosure totaling $302, $0, and $0 as of September 30, 2025, 2024, and 2023, respectively.
(2)    For the year ended September 30, 2023, does not include troubled debt restructured loans on accrual status.
(3)    Loans receivable, net for purposes of this table includes the deductions for the undisbursed portion of construction loans in process and deferred loan origination fees and does not include the deduction for the ACL.

Non-accrual Loans. The Bank’s non-accrual loans increased by $522,000 to $4.41 million at September 30, 2025 from $3.89 million at September 30, 2024, primarily due to increases of $1.73 million in one- to four-family loans and $6,000 in consumer loans, partially offset by decreases of $999,000 in commercial real estate loans and $770,000 in commercial business loans.

The Bank evaluates each loan on a case-by-case basis when determining non-accrual status, considering factors such as the borrower's financial strength, collateral value, payment history, reason for delay, the amount past due, and the number days past due. A discussion of the Bank's largest non-performing loans is set forth below under “Asset Classification.” For additional information on non-accrual loans, see "Note 1 - Summary of Significant Accounting Policies" and "Note 4 - Loans Receivable and Allowance for Credit Losses" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Other Real Estate Owned and Other Repossessed Assets. Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned (“OREO”) until sold. When property is acquired, it is recorded at the estimated fair market value less estimated costs to sell.

Restructured Loans.  On October 1, 2023, the Company adopted ASU No. 2022-02, Financial Instruments - Credit Losses (ASU 2016-13). This ASU eliminated the accounting guidance for troubled debt restructured loans ("TDR") for creditors, while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower experiences financial difficulty. Two loans to borrowers experiencing financial difficulties were modified in the year ended September 30. 2025. No loans to borrowers experiencing financial difficulty were modified in the years ended September 30, 2024 and 2023. The Bank had TDRs at September 30, 2023 totaling $2.50 million, none of which were on non-accrual status. None of the ACL was allocated to TDRs at September 30, 2023.

Asset Classification.  Applicable regulations require that each insured institution review and classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful and loss.  Substandard loans are classified as those loans that are inadequately protected by the current net worth and paying capacity of the obligor, or of the collateral pledged. Assets classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. If the weakness or weaknesses are not corrected, there is the distinct possibility that some loss will be sustained.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss.  An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the Bank is not warranted. When the Bank classifies problem assets as either substandard or doubtful, it is required to establish an ACL in an amount deemed prudent by management. These allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities and the risks associated with problem assets.  When the Bank classifies problem assets as loss, it charges off the balance of the asset against the ACL. Assets which do not currently expose the Bank to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are designated by the Bank as special mention.  Special mention loans are defined as those credits deemed by management to have some potential weakness that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in the deterioration of the payment prospects of the loan. Assets in this category are not adversely classified and currently do not expose the Bank to sufficient risk to warrant a substandard classification. The Bank’s determination of the classification of its assets and the amount of its ACL is subject to review by the FDIC and the DFI which can require a different classification and the establishment of additional loss allowances.

The aggregate amounts of the Bank’s classified and special mention loans (as determined by the Bank), and the ACL at the dates indicated, were as follows:

	At September 30,
	2025	2024	2023
	(Dollars in thousands)
Loss	$—	$—	$—
Doubtful	202	202	—
Substandard (1)	32,805	8,435	6,386
Special mention	5,570	4,401	—
Total classified and special mention loans	$38,577	$13,038	$6,386
ACL	$18,091	$17,478	$15,817
_____________
(1)Includes non-performing loans.

Loans classified as substandard increased by $24.37 million to $32.81 million at September 30, 2025 from $8.44 million at September 30, 2024. At September 30, 2025, 23 loans were classified as substandard, of which $4.20 million were on non-accrual status. The largest substandard loan, with a balance of $11.55 million, was secured by a land development property in Thurston County. This loan was not on non-accrual status as it was current and adequately collateralized at September 30, 2025, and was paid in full in October 2025. The second largest substandard loan had a balance of $9.66 million, secured by an apartment property in Thurston County, and was also current and adequately collateralized. One commercial business loan of $202,000 was classified as doubtful at September 30, 2025 and 2024; the unguaranteed portion has been charged off and the remaining balance is expected to be recovered under the SBA guarantee. Six loans were classified as special mention at September 30, 2025, all of which were performing in accordance with their repayment terms. At September 30, 2024, two commercial real estate loans were classified as special mention and were performing according to terms.

Allowance for Credit Losses.  The ACL is maintained to absorb expected losses inherent in the loan portfolio. The Bank adopted the new accounting standard for the ACL, commonly referred to as the CECL methodology, as of October 1, 2023. The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. For loans that do not share similar risk characteristics and cannot be evaluated on a collective basis, the Company will evaluate the loan individually. The Bank estimates the expected credit losses over the loans' contractual terms, adjusted for expected prepayments. Management has adopted the discounted cash flow ('DCF") methodology for all loan segments.

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

The Bank’s ACL as a percentage of total loans receivable and as a percentage of non-performing loans was 1.22% and 410.51%, at September 30, 2025 and 1.21% and 449.88%, at September 30, 2024, respectively.
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

For further explanation of the CECL model, ACL calculation and the effects of adoption of the new accounting standards see "Note 1 - Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements in Item 8 of this report.

Credit Ratios

The following table sets forth the ratios between the ACL, non-accrual loans and total loans at the dates indicated:

	At September 30,
	2025	2024	2023
	(Dollars in thousands)
ACL (1)	$18,091	$17,478	$15,817
Non-accrual loans	$4,407	$3,885	$1,514
Loans receivable, net (2)	$1,481,681	$1,439,001	$1,318,122
ACL to loans receivable, net	1.22%	1.21%	1.20%
Non-accrual loans to loans receivable, net	0.30%	0.27%	0.11%
ACL to non-accrual loans	410.51%	449.88%	1044.72%
________________________________
(1)Amounts for fiscal 2025 and 2024 were calculated using the CECL methodology to determine the ACL. Amounts reported prior to October 1, 2023, were based on the previous incurred loss methodology, which is not directly comparable to the ACL calculated under the CECL methodology.
(2)Loans receivable, net for this table includes the deductions for the undisbursed portion of construction loans in process and net deferred loan origination fees and does not include the deduction for the ACL/allowance for loan losses.

The following table sets forth the ACL by loan category at the dates indicated:

	At September 30,
	2025		2024		2023
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Mortgage loans:
One- to four-family	$2,892	20.16%	$2,632	19.75%	$2,417	17.75%
Multi-family	1,625	13.19	1,308	11.71	1,156	8.91
Commercial	7,147	38.76	6,934	39.57	7,209	39.84
Construction - custom and owner/builder	1,268	8.27	1,328	8.72	750	9.09
Construction - speculative one- to four-family	112	0.69	128	0.76	148	1.20
Construction - commercial	348	1.38	537	1.95	316	3.58
Construction - multi-family	400	2.90	456	1.88	602	4.01
Construction - land development	412	0.98	335	1.17	274	1.32
Land	797	2.28	793	1.94	406	1.87
Non-mortgage loans:
Consumer loans	493	3.33	387	3.37	572	2.88
Commercial business loans	2,597	8.06	2,640	9.18	1,967	9.55
Total ACL (1)	$18,091	100.00%	$17,478	100.00%	$15,817	100.00%
_______________________________
(1)    Amounts for fiscal 2025 and 2024 were calculated using the CECL methodology to determine the ACL. Amounts reported prior to             October 1, 2023, were based on the previous incurred loss methodology, which is not directly comparable to the ACL calculated under the CECL methodology.

Analysis of ACL

The table below sets forth the ratio of net charge-offs during the period to average loans outstanding during the period:

	September 30,
	2025				2024					2023
	(Net Charge-offs) Recoveries		Average Loans	(Net Charge-Offs) Recoveries to Average Loans	(Net Charge-offs) Recoveries		Average Loans	(Net Charge-Offs) Recoveries to Average Loans		(Net Charge-offs) Recoveries	Average Loans	(Net Charge-Offs) Recoveries to Average Loans
	(Dollars in thousands)
Mortgage Loans:
One- to four-family	$—		$312,582	—%	$43		$276,864	0.02%		$—	$215,854	—%
Multi-family	—		186,440	—	—		162,071	—		—	104,926	—
Commercial	—		603,503	—	—		581,912	—		—	547,924	—
Construction	—		116,540	—	—		130,202	—		—	151,149	—
Land	—		47,670	—	—		45,984	—		—	39,147	—
Total mortgage loans	—		1,266,735	—	43		1,197,033	0.02		—	1,059,000	—

Consumer Loans:
Home equity	—		48,386	—	—		42,324	—		—	37,550	—
Other	(5)		2,513	(0.20)	(9)		3,005	(0.30)		(3)	2,434	(0.12)
Total consumer loans	(5)	(5)	50,899	(0.20)	(9)	(9,000)	45,329	(0.30)	-0.003	(3)	39,984	(0.12)

Commercial Loans:
Commercial business	(235)		131,169	(0.18)	(88)		137,167	(0.06)		(15)	131,117	(0.01)
Total	$(240)		$1,448,803	(0.02)%	$(54)		$1,379,529	—%		$(18)	$1,230,101	—%

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

The investment securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Investment securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), net of of income tax. At September 30, 2025, the Bank’s investment portfolio totaled $215.10 million, consisting of $69.65 million of U.S. Treasury and U.S. government agency securities held to maturity, $66.11 million of mortgage-backed securities held to maturity, $605,000 of municipal securities held to maturity, $499,000 of bank issued trust preferred securities held to maturity, $4.97 million of U.S. government agency securities available for sale and $73.27 million of mortgage-backed securities available for sale. The Bank does not maintain a trading account for any investments. This compares with a total investment portfolio of $244.35 million at September 30, 2024, consisting of $92.31 million of U.S. Treasury and U.S. government agency securities held to maturity, $77.96 million of mortgage-backed securities held to maturity, $1.33 million of municipal securities held to maturity, $495,000 of bank issued trust preferred securities held to maturity, $3.94 million of U.S. government agency securities available for sale and $68.32 million of mortgage-backed securities available for sale.

The following table sets forth the maturities and weighted average yields of the investment securities in the Bank's portfolio at September 30, 2025.

	One Year or Less		After One to Five Years		After Five to Ten Years		After Ten Years
	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)	Amount	Yield (2)
	(Dollars in thousands)
Held to Maturity:
U.S. Treasury and U.S. government agency securities (1)	$22,890	2.53%	$46,756	1.22%	$—	—%	$—	—%
Mortgage-backed securities (1)	657	1.92	9,627	3.78	134	6.90	55,693	3.98
Municipal securities (1)	605	5.70	—	—	—	—	—	—
Bank issued trust preferred securities (1)	—	—	499	8.98	—	—	—	—

Available for Sale:
U.S. Treasury and U.S. government agency securities (1)	4,968	4.16%	—	—	—	—	—	—
Mortgage-backed securities (1)	2,124	4.98%	3,772	4.85	193	5.46	67,183	4.76
Total portfolio (1)	$31,244	3.00%	$60,654	1.92%	$327	6.05%	$122,876	4.41%
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

Deposit Accounts.  Substantially all the Bank's depositors (excluding brokered deposits) are residents of Washington. Deposits are attracted from within the Bank's market area through the offering of a broad selection of deposit instruments, including money market deposit accounts, checking accounts, regular savings accounts and certificates of deposit.  Deposit account terms vary, according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of its deposit accounts, the Bank considers current market interest rates and profitability to the Bank, matching deposit and loan products and its customer preferences and concerns. The Bank actively seeks consumer and commercial checking accounts through checking account acquisition marketing programs.

The Bank maintains checking accounts owned by businesses associated with the cannabis industry (or Initiative-502) in Washington State. The Bank generally services these accounts in compliance with applicable federal and state regulatory guidance and monitors associated regulatory and compliance risks. At September 30, 2025, the Bank had $14.76 million, or 0.9% of total deposits, from businesses associated with the cannabis industry. See "Item 1A. Risk Factors" - We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

At September 30, 2025, the Bank's deposits included $142.81 million of jumbo certificates of deposit of $250,000 or more, $68.90 million in reciprocal negotiable order of withdrawal NOW checking deposits, $18.59 million in reciprocal money market deposits, and $43.11 million in brokered certificates of deposit. Jumbo certificates of deposit represented 8.3% of total deposits at September 30, 2025, and the Bank believes they present similar interest rate risks as compared to its other deposits.

The following table sets forth information concerning the Bank's deposits at September 30, 2025:

Deposit Category	Amount	Percentage of Total Deposits
	(Dollars in thousands)
Non-interest bearing demand	$430,685	25.09%
NOW	345,599	20.13
Savings	201,678	11.75
Money market	296,152	17.25
Subtotal	1,274,114	74.22

Certificates of Deposit (1)

Maturing within 1 year	406,987	23.71
Maturing after 1 year but within 2 years	28,114	1.64
Maturing after 2 years but within 5 years	6,786	0.40
Maturing after 5 years	634	0.03
Total certificates of deposit	442,521	25.78
Total deposits	$1,716,635	100.00%
______________________
(1)Based on remaining maturity of certificates.

The following table indicates the amount of the Bank's jumbo certificates of deposit by time remaining until maturity as of September 30, 2025.  Jumbo certificates of deposit have principal balances of $250,000 or more, and the rates paid on these accounts are generally negotiable.

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$69,523
Over three through six months	45,894
Over six through twelve months	24,533
Over twelve months	2,863
Total	$142,813

As of September 30, 2025, 2024 and 2023 approximately $491.19 million, $471.08 million and $407.61 million, respectively, of the Bank’s deposit portfolio was uninsured. These amounts are estimates based on methodologies and assumptions used for regulatory reporting purposes. The Bank is an approved public funds deposit institution in Washington, where applicable laws require public funds to be secured by qualified investment securities. As of September 30, 2025, $154.67 million of the Bank's uninsured deposits were public funds, all of which were fully secured by qualified investment securities.

The following table sets forth the portion of our time deposits that are in excess of the FDIC insurance limit, by remaining time until maturity, as of September 30, 2025 (dollars in thousands).

Maturity Period	Amount
(Dollars in thousands)
Three months or less	$33,523
Over three through six months	32,144
Over six through twelve months	10,533
Over twelve months	1,113
Total	$77,313

Deposit Flow.  The following table sets forth the balances of deposits in the various types of accounts offered by the Bank at the dates indicated:

	At September 30,
	2025			2024			2023
	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total	Increase (Decrease)	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$430,685	25.09%	$17,569	$413,116	25.07%	$(42,748)	$455,864	29.21%
NOW checking	345,599	20.13	12,270	333,329	20.23	(53,401)	386,730	24.78
Savings	201,678	11.75	(4,315)	205,993	12.50	(22,373)	228,366	14.63
Money market	296,152	17.25	(30,770)	326,922	19.84	137,047	189,875	12.16
Certificates of deposit which mature:
Within 1 year	406,987	23.71	93,164	313,823	19.05	62,086	251,737	16.13
After 1 year, but within 2 years	28,114	1.64	3,470	24,644	1.50	6,324	18,320	1.17
After 2 years, but within 5 years	6,786	0.40	(22,422)	29,208	1.77	(821)	30,029	1.92
Certificates maturing thereafter	634	0.03	1	633	0.04	619	14	—
Total	$1,716,635	100.00%	$68,967	$1,647,668	100.00%	$86,733	$1,560,935	100.00%

Certificates of Deposit by Rates.  The following table sets forth the certificates of deposit in the Bank classified by rates as of the dates indicated:

	At September 30,
	2025	2024	2023
	(Dollars in thousands)
0.00 - 1.99%	$2,805	$7,088	$16,677
2.00 - 3.99%	110,235	75,091	92,698
4.00 - 5.99%	329,481	286,129	190,725
Total	$442,521	$368,308	$300,100

Certificates of Deposit by Maturities.  The following table sets forth the amount and maturities of certificates of deposit by rate at September 30, 2025:

	Amount Due
	Less Than One Year	One to Two Years	After Two to Five Years	After Five Years	Total
	(Dollars in thousands)
0.00 - 1.99%	$1,505	$1,299	$1	$—	$2,805
2.00 - 3.99%	81,527	21,923	6,785	—	110,235
4.00 - 5.99%	323,955	4,892	—	634	329,481
Total	$406,987	$28,114	$6,786	$634	$442,521

Deposit Activities.  The following table sets forth the deposit activities of the Bank for the years indicated:

	Year Ended September 30,
	2025	2024	2023
	(Dollars in thousands)
Beginning balance	$1,647,668	$1,560,935	$1,632,176
Net deposits (withdrawals) before interest credited	37,695	57,074	(82,543)
Interest credited	31,272	29,659	11,302
Net increase (decrease) in deposits	68,967	86,733	(71,241)
Ending balance	$1,716,635	$1,647,668	$1,560,935

For additional information regarding our deposits, see "Note 10 - Deposits" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Borrowings. The Bank may use borrowings from the FHLB to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for borrowings on the security of such stock and certain mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. government) provided certain creditworthiness standards have been met.  Borrowings are made pursuant to several different credit programs.  Each credit program has its own interest rate and range of maturities.  Depending on the program, limitations on the amount of borrowings are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. At September 30, 2025, the Bank maintained a credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount to 45% of the Bank’s total assets, limited by available collateral, under which short-term borrowings totaling $20.00 million and no long-term borrowings were outstanding at September 30, 2025. The Bank maintains one short-term borrowing line with the FRB with total credit based on eligible collateral. At September 30, 2025, the Bank had no outstanding balance on this line, with $70.57 million available for future borrowings. A short-term borrowing line of credit of $50.00 million is also maintained at Pacific Coast Bankers' Bank ("PCBB"). The Bank had no outstanding balance on this borrowing line of credit at September 30, 2025.

For additional information regarding our borrowings, see "Note 11 - FHLB Borrowings and Other Borrowings" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Bank Owned Life Insurance

The Bank has purchased life insurance policies covering certain officers.  These policies are recorded at their cash surrender value, net of any cash surrender charges.  Increases in cash surrender value, net of policy premiums, and proceeds from death benefits are recorded in non-interest income.  At September 30, 2025, the cash surrender value of bank owned life insurance (“BOLI”) was $21.83 million.

How We Are Regulated

General.  As a bank holding company, Timberland Bancorp is subject to examination and supervision by, and is required to file certain reports with, the Federal Reserve. Timberland Bancorp is also subject to the rules and regulations of the SEC under the federal securities laws. As a state-chartered savings bank, the Bank is subject to regulation and oversight by the DFI and the applicable provisions of Washington law and regulations of the DFI adopted thereunder. The Bank also is subject to regulation and examination by the FDIC, which insures the deposits of the Bank to the maximum extent permitted by law, and requirements established by the Federal Reserve. State law and regulations govern the Bank's ability to take deposits and pay interest thereon, to make loans on or invest in residential and other real estate, to make consumer loans, to invest in securities, to offer various banking services to its customers and to establish branch offices.  Under state law, savings banks in Washington also generally have all the powers that federal savings banks have under federal laws and regulations. The Bank is subject to periodic examination by and reporting requirements of the DFI, as its state regulator and the FDIC, as the primary federal regulator.

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

In October 2022, the FDIC finalized a rule that increased the initial base deposit insurance assessment rates by 2 basis points, beginning with the first quarterly assessment period of 2023 to support the DIF's Amended Restoration Plan. The FDIC determined that without the increase, the DIF reserve ratio might not reach the statutory 1.35% minimum requirement by the September 30, 2028, deadline. The FDIC also concurrently maintained the Designated Reserve Ratio (“DRR”) for the DIF at 2% for 2025 and will maintain it at that level for 2026. The revised assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2% to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% DRR. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2%, and again when it reaches 2.5%.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act (“EGRRCPA”), enacted in May 2018, required the federal banking agencies, including the FDIC, to establish for institutions with assets of less than $10 billion a “community bank leverage ratio” or “CBLR” of between 8 to 10%. Institutions with capital meeting or exceeding the ratio and otherwise complying with the specified requirements (including off-balance sheet exposures of 25% or less of total assets and trading assets and liabilities of 5% or less of total assets) and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. The CBLR was established at 9% Tier 1 capital to total average assets, effective January 1, 2020. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. An institution that temporarily ceases to meet any qualifying criteria is provided with a two-quarter grace period to again achieve compliance. Failure to meet the qualifying criteria within the grace period or maintain a leverage ratio of greater than 8% requires the institution to comply with the generally applicable capital requirements. . On November 25, 2025, federal banking regulators including the FDIC, issued a proposed rule that would lower the CBLR from 9% to 8% and extend the grace period for falling below the threshold from two to four quarters, reducing compliance pressure on smaller community banks, like the Bank. No assurance can be made as to when and in what form the final rule will be adopted. The Bank has not elected to use the CBLR framework as of September 30, 2025.

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

In addition to the minimum capital requirements, the Bank must maintain a capital conservation buffer that consists of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum risk-based capital ratios to avoid limitations on paying dividends, repurchasing shares and paying certain discretionary bonuses. At September 30, 2025, the Bank met the requirements to be "well capitalized," and the Bank's CET1 capital exceeded the required conservation buffer.

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

At September 30, 2025, the Bank was categorized as “well capitalized” under the prompt corrective action regulations of the FDIC.  For additional information regarding the Bank's minimum regulatory capital requirements, see "Capital Requirements" above and "Note 17 - Regulatory Matters" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Federal Home Loan Bank System. The Bank is a member of the FHLB, one of 11 regional Federal Home Loan Banks that administer the home financing credit function of savings institutions, each serving as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board.  All borrowings from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB.  In addition, all long-term borrowings are required to provide funds for residential home financing. See “Deposit Activities and Other Sources of Funds – Borrowings" above.

As a member, the Bank is required to purchase and maintain stock in the FHLB based on the Bank's asset size and level of borrowings from the FHLB. At September 30, 2025, the Bank had $2.05 million in FHLB stock, which was in compliance with this requirement. The FHLB pays dividends quarterly, and the Bank received $156,000 in dividends during the year ended September 30, 2025.

The Federal Home Loan Banks continue to contribute to low- and moderately- priced housing programs through direct loans or interest subsidies on borrowings targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.  These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a decrease in net income and possibly capital.

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

Commercial Real Estate Lending Concentrations. The federal banking agencies have issued guidance on sound risk management practices for concentrations in commercial real estate lending. The particular focus is on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be sensitive to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or as an abundance of caution). The purpose of the guidance is not to limit a bank’s commercial real estate lending but to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance directs the FDIC and other federal bank regulatory agencies to focus their supervisory resources on institutions that may have significant commercial real estate loan concentration risk. A bank that has experienced rapid growth in commercial real estate lending has notable exposure to a specific type of commercial real estate loan, or is approaching or exceeding the following supervisory criteria may be identified for further supervisory analysis with respect to real estate concentration risk:

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

The guidance provides that the strength of an institution’s lending and risk management practices with respect to such concentrations will be taken into account in supervisory guidance on evaluation of capital adequacy. As of September 30, 2025, the Bank’s aggregate recorded loan balances for construction, land development and land loans were 66.20% of regulatory capital. In addition, at September 30, 2025 the Bank’s loans on commercial real estate, as defined by the FDIC, were 283.05% of regulatory capital.

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

To the extent that legal uncertainty exists in this area, all creditors, including the Bank, which have made loans secured by properties with potentially hazardous waste contamination (such as petroleum contamination) could be subject to liability for cleanup costs, which costs often substantially exceed the value of the collateral property.

Federal Reserve System. The Federal Reserve requires all depository institutions to maintain reserves at specified levels against their transaction accounts, primarily checking accounts. The Federal Reserve reduced the reserve requirement ratios to zero percent effective on March 26, 2020. At September 30, 2025, the reserve requirement of zero percent was still in place.

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

Other Consumer Protection Laws and Regulations.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") established the CFPB as an independent bureau of the Federal Reserve with responsibility for the implementation of federal financial consumer protection and fair lending laws and regulations. The Bank is subject to consumer protection regulations issued by the CFPB, but as a smaller financial institution is subject to supervision and enforcement by the FDIC and DFI with respect to its compliance with federal and state consumer financial protection laws and regulations.

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

Capital Requirements. As discussed above, pursuant to the “Small Bank Holding Company” exception, effective August 30, 2018, bank holding companies with less than $3.0 billion in consolidated assets were generally no longer subject to the Federal Reserve’s capital regulations, which are generally the same as the capital regulations applicable to the Bank. At the time of this change, Timberland Bancorp, Inc. was considered “well capitalized” as defined for a bank holding company with a total risk-based capital ratio of 10.0% or more and a Tier 1 risk-based capital ratio of 8.0% or more, and was not subject to an individualized order, directive or agreement under which the Federal Reserve requires it to maintain a specific capital level. If the Company were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at September 30, 2025, the Company would have exceeded all regulatory requirements.

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

Audits.  The Company is no longer subject to U.S. federal tax examination by tax authorities for years ended on or before September 30, 2021.

For additional information regarding our federal income taxes, see "Note 13-Income Taxes" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

Washington Taxation

The Company and the Bank are subject to a business and occupation tax imposed under Washington law at the rate of 1.8% of gross receipts at September 30, 2025. In addition, various municipalities also assess business and occupation taxes at differing rates. Interest received on loans secured by mortgages or deeds of trust on residential properties, certain residential mortgage-backed securities, and certain U.S. government and agency securities is not subject to this tax.

Competition

The Bank operates in an intensely competitive market for the attraction of deposits and the origination of loans. It competes with other commercial banks, thrift institutions, credit unions, mortgage bankers, finance companies, insurance companies, mutual funds, and, increasingly, financial technology (“FinTech”) firms, including digital-only banks, online lending platforms, mobile wallets, and other technology-driven financial service providers. Many competitors have substantially greater financial, technological, and operational resources than the Bank, and some offer nationwide products at lower cost. Particularly in periods of high or rising interest rates, the Bank also competes for investor funds with money market instruments, government and corporate securities, exchange-traded funds, and other investment alternatives. The Bank competes for loans primarily through the range and quality of services provided, pricing and loan fees, and convenient delivery channels, including branch offices, digital banking, mobile applications, and online platforms. The Bank actively solicits deposits and competes by offering a variety of savings accounts, checking accounts, cash management solutions, and other financial services tailored to its customers.

Subsidiary Activities

The Company has one wholly- owned subsidiary, the Bank. The Bank has one wholly-owned subsidiary, Timberland Service Corp. (“Timberland Service”), whose primary function is to provide escrow services.

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

Workforce Representation. As of September 30, 2025, the Company had 271 full-time employees and 9 part-time and on-call employees. The employees are not represented by a collective bargaining unit, and the Company believes that its relationship with its employees is positive. We recognize that our ability to attract and retain employees is a key to our success, and we strive to offer competitive salaries and benefits while staying aligned with market standards. The average tenure among employees was 7.6 years at September 30, 2025, with women representing 75% of the workforce and holding 81% of management roles, including supervisors, managers, and executive leaders. Management tenure averaged 14 years. The workforce's ethnic composition was 77% White, 9% Hispanic or Latinx, 4% Asian, 4% two or more races, 2% Native Hawaiian or Pacific Islander, 2% American Indian or Alaska Native, and 1% African American or Black. The Company's Board of Directors is comprised of the Company's Chief Executive Officer and seven non-employee directors, four of whom identify as female and one as a member of a minority community.

Talent Acquisition and Attrition. Our strategic talent acquisition efforts have strengthened our workforce by bringing in diverse skill sets aligned with our goals. We remain focused on managing attrition and fostering a retention-driven culture by working closely with leaders to maintain stability within our teams. Our recruitment strategy prioritizes hiring local talent, enhancing our teams with individuals who have strong connections to the communities we serve. To promote diversity, we continue to refine our approach by advertising open positions on platforms that reach diverse audiences. We are committed to a fair and equitable hiring process, ensuring roles are posted both internally and externally.

Corporate Citizenship. The Company values the unique identities, perspectives, and contributions of its employees. To support this, the Company implemented a formal program designed to create an inclusive environment that ensures access to growth and development opportunities while building a workforce that reflects the communities we serve. This program is overseen by our Human Resources Director and focuses on education, training, recruitment, and hiring practices. Key initiatives include unconscious bias training for hiring managers, inclusive internal events, fair hiring practices, and an Employee Resource Group. These efforts aim to promote fairness, and inclusivity across the organization, fostering meaningful employee engagement.

Benefits. The Company provides competitive and comprehensive benefits to its employees. We are committed to maintaining a safe and healthy workplace, implementing proactive measures to protect our team. Benefit programs available to eligible employees may include 401(k) savings plan, employee stock ownership plan, health and life insurance, health savings accounts and flexible spending accounts, employee assistance program, paid holidays, paid time off, paid volunteer time, paid time off for the employee’s birthday and other leave as applicable. To further promote wellness, we provide initiatives through the programs and benefits administration that emphasize self-care, nutrition, work-life balance, and financial education. This sustained focus on health and safety reflects our dedication to fostering a secure and supportive work environment.

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

Executive Officers of the Registrant

The following table sets forth certain information with respect to the executive officers of the Company and the Bank:

Executive Officers of the Company and Bank

	Age at September 30, 2025	Position
Name		Company	Bank
Dean J. Brydon	58	Chief Executive Officer	Chief Executive Officer

Jonathan A. Fischer	51	President, Chief Operating Officer and Secretary	President, Chief Operating Officer and Secretary

Marci A. Basich	56	Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Financial Officer

Matthew J. DeBord	45	Executive Vice President and Chief Lending Officer	Executive Vice President and Chief Lending Officer

Breanne D. Antich	42	Executive Vice President and Chief Technology Officer	Executive Vice President and Chief Technology Officer

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

Jonathan A. Fischer has been affiliated with the Bank since October 1997 and was promoted to President of the Bank and the Company on February 1, 2023. Mr. Fischer has served as Chief Operating Officer since August 23, 2012 and as Secretary of the Bank and the Company since January 2022.  Prior to that, Mr. Fischer served as the Compliance Officer from January 2000 to October 2012 and the Chief Risk Officer from October 2010 to January 2014.

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

Substantially all our loans are to businesses and individuals in the state of Washington. A downturn in local or regional economic conditions, as a result of inflation, rising interest rates, unemployment, recessions, natural disasters, or other adverse events, could materially affect our business, financial condition, and results of operations. Adverse economic developments in our primary market areas of Grays Harbor, Pierce, Thurston, King, Kitsap, and Lewis counties Washington, could also slow our growth, impair our customers’ ability to repay loans, and otherwise negatively impact our business, financial condition, and results of operations.

Weakness in the global economy, disruptions in supply chains, and changes in U.S. trade or immigration policies could adversely affect businesses in our markets, particularly those reliant on international trade or key industries such as construction and manufacturing. These developments may exacerbate labor shortages, reduce productivity, impair borrowers’ repayment capacity, increase costs, delay supply chains, lower credit demand, and heighten operational and cybersecurity risks, thereby negatively impacting our business and financial performance.

A deterioration in economic conditions in the market areas we serve could result in:

•Higher loan delinquencies, problem assets and foreclosures;
•an increase in our ACL;
•the slowing of foreclosed asset sales;
•a decline in demand for our products and services;
•a decline in collateral values linked to our loans, thereby diminishing borrowing capacities and asset values tied to existing loans;
•a decline in the net worth and liquidity of loan guarantors, which may impair their ability to honor commitments to us; and
•a reduction in our low-cost or non-interest-bearing deposits.

Because our loan portfolio is more geographically concentrated than those of larger financial institutions, adverse changes in Washington’s economy, including those tied to immigration policy shifts, may have a greater impact on our earnings and capital. Any deterioration in real estate markets could significantly affect borrowers’ repayment capabilities and collateral values. Real estate values are affected by a range of factors, including economic conditions, regulatory changes, natural disasters, and trade-related issues affecting construction costs and material availability. If we must liquidate a significant amount of collateral during a period of reduced real estate values, our financial condition and profitability could be adversely affected.

Monetary policy, inflation, deflation, and other external economic factors could adversely impact our financial performance and operations.

Our financial performance and operations are influenced by monetary, fiscal, and trade policies, including those of the Federal Reserve, the U.S. Treasury, and other governmental authorities. Actions by these authorities may lead to inflation, deflation, changes in interest rates, or other economic conditions that could materially adversely affect our results of operations. Tariffs, supply-chain disruptions, or rising costs could reduce the ability of our clients, particularly small- and medium-sized businesses, to repay loans, negatively affecting credit quality and financial performance. Prolonged inflation may increase operational costs, including wages and benefits, while fluctuations in interest rates and the yield curve can significantly impact our net interest income. Interest rates may not move in alignment with inflation or deflation, adding uncertainty to the economic environment.

Risks Related to our Lending Activities

Our real estate construction and land loans expose us to significant risks.

We specialize in real estate construction lending to individuals and builders, mainly focusing on residential property development. These loans are often originated regardless of whether the collateral property is subject to a sales contract. As of September 30, 2025, our construction loans totaled $223.89 million, comprising 14.2% of our overall loan portfolio. These loans were comprised of $186.75 million for residential real estate projects, $21.82 million for commercial projects, and $15.32 million for land development projects. Approximately $130.34 million of our residential construction loans are structured to convert into permanent loans upon construction completion.

Construction lending is inherently risky due to the difficulty in accurately estimating project costs and values. Volatility in construction costs, market demand, and regulatory conditions can result in significant deviations from initial projections, complicating the assessment of total project funding needs and loan-to-value ratios. This type of lending often involves larger principal amounts and may be concentrated among a limited number of borrowers, increasing our exposure to individual credit relationships.

A downturn in the housing or broader real estate markets could lead to increased delinquencies, defaults, and foreclosures, and may impair the value of the collateral securing these loans. In cases where borrowers have multiple outstanding loans, financial distress on one project may adversely affect their ability to service other obligations. Additionally, certain construction loans do not require periodic payments during the construction phase, resulting in interest being capitalized into the loan balance. Repayment of these loans is therefore highly dependent on the borrower’s ability to sell, lease, or refinance the completed property.

If we misjudge the value of a project or the borrower’s ability to complete and monetize it, we may be left with insufficient collateral and incur losses. Construction lending also requires active monitoring, including cost tracking and site inspections, which increases operational complexity and expense. Rising interest rates may further impact the affordability of completed homes for end-purchasers, potentially reducing demand and impairing the borrower’s ability to repay.

Properties under construction are generally illiquid and may require completion before they can be sold, complicating resolution strategies for problem loans. In some cases, we may need to provide additional funding or engage alternative builders, which introduces further cost and market risk. Speculative construction loans, where no end-purchaser is identified at origination, present heightened risk. As of September 30, 2025, $10.75 million of our construction portfolio consisted of speculative one- to four-family construction loans.

We also originate land loans for acquisition purposes, which may be intended for future development or recreational use. As of September 30, 2025, land loans totaled $35.95 million or 2.3% of our total loan portfolio. These loans carry additional risks due to extended development timelines, susceptibility to real estate market fluctuations, potential delays from economic or political factors, and the generally illiquid nature of land as collateral. During the financing-to-completion period, the collateral typically does not generate cash flow.

As of September 30, 2025, one construction totaling $553,000 was on non-accrual. A significant rise in non-performing construction or land loans could materially and adversely impact our financial condition and results of operations.

Our emphasis on commercial real estate lending may expose us to increased lending risks.

Our business strategy includes a significant focus on commercial real estate lending. While this type of lending may offer higher yields than single-family residential lending, it is generally more sensitive to regional and local economic conditions, which can make loss levels more difficult to predict. Evaluating collateral and analyzing borrower financial information for commercial real estate loans requires more detailed underwriting and ongoing monitoring compared to residential lending. In addition, many of our commercial borrowers maintain multiple credit relationships with us. Consequently, an adverse development affecting one loan or project may impair the borrower’s ability to repay other obligations, increasing our exposure to credit risk.

At September 30, 2025, we had $610.69 million of commercial real estate loans, representing 38.8% of our total loan portfolio. These loans typically involve larger principal amounts and rely on income generated, or expected to be generated, by the underlying property to meet operating expenses and debt service. Any deterioration in economic conditions or local market conditions, such as reduced leasing activity or non-renewal of leases, may impair the borrower’s ability to repay the loan.
Commercial real estate loans also expose a lender to greater credit risk than loans secured by residential real estate due to the relative illiquidity of the collateral. Many of these loans are not fully amortizing and include large balloon payments at maturity, which may require the borrower to refinance or sell the property. If market conditions are unfavorable, the borrower may be unable to do so, increasing the risk of default.

Unlike residential mortgage loans, commercial real estate loans generally lack a robust secondary market, limiting our ability to mitigate credit risk through loan sales. In the event of foreclosure, the holding period for commercial properties is typically longer as a result ot fewer potential buyers, which may result in larger charge-offs relative to the principal amount outstanding.

Repayment of our commercial business loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

At September 30, 2025, we had $127.0 million, or 8.1%, of total loans in commercial business loans. These loans are primarily underwritten based on the borrower’s projected cash flows, with collateral serving as a secondary source of repayment. This reliance on cash flow introduces significant risk, as borrower revenues may be volatile and subject to economic, industry-specific, or operational disruptions.

Collateral for these loans often consists of accounts receivable, inventory, or equipment, which may fluctuate in value, be difficult to appraise, lack liquidity, or depreciate over time. Loans secured by accounts receivable are particularly vulnerable to the borrower’s ability to collect from their customers, while inventory and equipment may be subject to obsolescence or market shifts.

Economic downturns, supply chain disruptions, inflationary pressures, or other adverse conditions may impair borrowers’ ability to generate sufficient cash flow to service their obligations. Compared to loans secured by real estate, commercial business loans may be more susceptible to rapid deterioration in credit quality, and recovery upon default may be more limited due to the nature of the collateral.

Our business may be adversely affected by credit risk associated with residential property.

At September 30, 2025, $368.17 million, or 23.4% of our total loan portfolio, was comprised of one- to four-family mortgage loans and home equity loans. This type of lending is particularly sensitive to regional economic conditions, which may impair borrowers’ ability to meet their payment obligations and make loss levels difficult to predict. Factors such as higher interest rates, recessionary conditions, declining real estate sales volumes and prices, and elevated unemployment may contribute to higher loan delinquencies, problem assets, and reduced demand for our lending products, which could adversely affect our capital, liquidity, and financial condition.

A decline in residential real estate values, particularly in the Washington housing market, may reduce the value of collateral securing these loans and increase our risk of loss in the event of borrower default. Some of our residential mortgage loans are secured by properties with little or no borrower equity, either due to high loan-to-value ratios at origination or subsequent declines in property values. These loans are more vulnerable to default and loss in a declining market.

Additionally, home equity lines of credit secured by second mortgages present heightened risk. In the event of default, recovery of loan proceeds may be limited unless the first mortgage is repaid, which may not be economically justified based on the property’s current value. As a result, we may experience higher rates of delinquency, default, and credit losses within our residential loan portfolio, which could materially and adversely impact our financial performance.

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

To address these risks, we maintain an ACL on loans, which is a reserve established through a provision for credit losses on loans charged against operating income. We believe the ACL is appropriate to provide for expected losses in our loan portfolio. The level of the ACL is determined by management through periodic comprehensive reviews and consideration of several factors, including, but not limited to our collective loss reserve, for loans evaluated on a pool basis with similar risk characteristics based on our life of loan historical default and loss experience, certain macroeconomic factors, reasonable and supportable forecasts, regulatory requirements, management’s expectations of future events and certain qualitative factors.

The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for those loans which share similar risk characteristics. For loans that do not share similar risk characteristics and cannot be evaluated on a collective basis, we evaluate the loan individually using the present value of the expected future cash flows or the fair value of the underlying collateral.

The determination of the appropriate level of the ACL inherently involves a high degree of subjectivity and requires us to make significant estimates of credit risks and future trends, all of which may change materially. If our estimates are incorrect, the ACL for loans may not be sufficient to cover losses inherent in our loan portfolio, resulting in the need for increases in the ACL through additional provisions, which would reduce income. Management also recognizes that significant growth in loan portfolios, new loan products and the refinancing of existing loans may result in unseasoned portfolios that do not perform in line with historical or projected trends, increasing the risk that our ACL may be insufficient. Deterioration in economic conditions, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may also require an increase in the ACL.

Bank regulatory agencies also periodically review our ACL and may require us to increase the provision or recognize further charge-offs based on their judgment. If charge-offs exceed the ACL, we may need additional provisions, which would reduce net income and could materially and adversely affect our financial condition, results of operations, liquidity, and capital.

If our non-performing assets increase, our earnings will be adversely affected.

At September 30, 2025, our non-performing assets (which consisted solely of non-accruing loans, non-accrual investment securities, and OREO) were $4.66 million, or 0.23% of total assets. Our non-performing assets adversely affect our net income in various ways:

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

If delinquencies increase and we are unable to effectively manage our non-performing assets, our losses and troubled assets could increase significantly, which could materially and adversely impact our financial condition and results of operations.

Risk Related to our Business Strategy

We may be adversely affected by risks associated with completed and potential acquisitions.

As part of our general growth strategy, on October 1, 2018, we completed the acquisition of South Sound Bank, a Washington-state chartered bank, headquartered in Olympia, Washington. Although our business strategy emphasizes organic expansion, we continue to evaluate potential acquisition opportunities. There can be no assurance that we will successfully identify suitable acquisition candidates, complete acquisitions or successfully integrate acquired operations into our existing operations or expand into new markets.

The consummation of any future acquisitions may dilute shareholder value or adversely affect our operating results during the integration period. Once integrated, acquired operations may not achieve levels of profitability comparable to our existing operations or otherwise perform as expected. In addition, transaction-related expenses may reduce earnings. These adverse effects on our earnings and results of operations may negatively impact the value of our common stock.

Acquiring banks, bank branches or businesses involves risks commonly associated with acquisitions, including:

•We may be exposed to potential asset quality issues or unknown or contingent liabilities of the banks, businesses, assets, and liabilities we acquire. If these issues or liabilities exceed our estimates, our results of operations and financial condition may be materially and adversely affected;
•We could experience higher than expected deposit attrition, which could reduce funding sources and impact liquidity;
•The integration of systems, procedures, and personnel is complex and time-consuming, and may disrupt customer relationships and internal operations. If integration is not executed effectively, we may fail to realize anticipated synergies or economic benefits, and may lose customers or employees of the acquired business;
•To the extent that our acquisition costs exceed the fair value of net assets acquired, we will record goodwill. We are required to assess goodwill for impairment at least annually, and any impairment charge could materially and adversely affect our results of operations and financial condition; and
•While we expect acquisitions to contribute to net income , they may also increase general and administrative expenses, which could raise our efficiency ratio. If integration efforts are unsuccessful, acquisitions may not be accretive to earnings in the short or long term.

Risk Related to Market Interest Rates

Changes in interest rates may reduce our net interest income and may result in higher defaults in a rising rate environment.

Our earnings and cash flows are largely dependent upon our net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of governmental and regulatory agencies, particularly the Federal Reserve. Following a period of monetary easing that began in the second half of 2024, the Federal Open Market Committee (FOMC) of the Federal Reserve reduced the target range for the federal funds rate by a cumulative 125 basis points through September 2025, bringing the target range to 4.00% to 4.25%. On October 29, 2025, subsequent to quarter-end, the FOMC announced a further 25‑basis‑point cut, bringing the target range to 3.75% to 4.00%. These changes have modestly lowered funding costs but have also contributed to narrower loan yields and reinvestment risk within the investment securities portfolio. Further rate decreases could negatively impact our net interest income, although they may benefit the housing market by increasing refinancing activity and new home purchases.

We principally manage interest rate risk by managing the volume and mix of our earning assets and funding liabilities. Changes in monetary policy, including interest rate shifts, may affect: (1) the interest we earn on loans and investments and the interest we pay on deposits and borrowings; (2) our ability to originate and/or sell loans and attract deposits; (3) the fair value of our financial assets and liabilities, which may impact shareholders’ equity and our ability to realize gains from the sale of such assets; (4) our competitiveness in attracting and retaining deposits relative to other investment alternatives; (5) the ability of our borrowers to repay adjustable or variable rate loans; and (6) the average duration of our investment securities and other interest-earning assets.

If the interest rates paid on deposits and borrowings increase at a faster rate than the interest received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Similarly, if rates earned decline more rapidly than rates paid, our margins may compress. In a volatile rate environment, we may not be able to manage this risk effectively, which could materially affect our business, financial condition, and results of operations.

Interest rate changes may also impair borrowers’ ability to repay existing obligations or reduce our margins and profitability. Our net interest margin, the difference between the yield on interest-earning assets and the cost of funding, may be negatively impacted if asset yields and funding costs move at different speeds. A flattening or inverted yield curve, where short-term rates approach or exceed long-term rates, may compress our margin due to the shorter duration of our liabilities relative to our assets. Also, falling interest rates may lead to increased prepayments of loans and mortgage-backed securities, requiring us to reinvest proceeds into lower-yielding assets, which could reduce income. A sustained increase or decrease in market interest rates could adversely affect our earnings.

As is the case with many financial institutions, our emphasis on increasing core deposits, those deposits bearing no or a relatively low rate of interest with no stated maturity, has resulted in our having a significant amount of these deposits which have a shorter duration than our assets. At September 30, 2025, we had $406.99 million in certificates of deposit that mature within one year and $1.27 billion in non-interest bearing, NOW checking, savings and money market accounts. Retaining these deposits in a rising rate environment may require us to offer higher rates, increasing our cost of funds. In addition, a substantial amount of our residential mortgage loans and home equity lines of credit have adjustable interest rates. As a result, these loans may experience a higher rate of default in a rising interest rate environment.

Changes in interest rates also affect the fair value of our investment securities available for sale. Generally, fixed-rate securities decline in value when interest rates rise. Unrealized gains and losses on these securities are reported as a separate component of equity, net of tax, through accumulated other comprehensive income (loss) ("AOCI"). Rising rates may reduce the fair value of these securities and negatively impact shareholders’ equity.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on our financial condition, liquidity and results of operations. Also, our interest rate risk modeling techniques and assumptions may not fully capture the impact of actual interest rate changes on our balance sheet or projected operating results. For further discussion of how changes in interest rates could impact us, see "Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk" for additional information about our interest rate risk management.

Our securities portfolio may be negatively impacted by fluctuations in market value and interest rates.

Factors beyond our control can significantly influence the fair value of securities in our portfolio and can cause potential adverse changes. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by, or other adverse events affecting, the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. We regularly analyze investment securities to determine whether there have been any events or economic circumstances to indicate that a security has incurred a credit-related loss. In making these assessments, we consider many factors including recent events specific to the issuer or industry, and for securities, external credit ratings and recent downgrades. Credit-related losses are recorded in the ACL in the income statement when the present value of expected future cash flows is less than the amortized cost. Losses not related to credit are recorded in other comprehensive income (loss) when we (1) do not intend to sell the security, or (2) are not more likely than not to sell the security prior to its anticipated recovery. There can be no assurance that declines in market value will not result in credit-related losses or accounting charges, which could have a material adverse effect on our business, financial condition, and results of operations.

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

The FDIC, the Federal Reserve and the Office of the Comptroller of the Currency have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under this guidance, a financial institution that, like us, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may have a concentration in commercial real estate lending if, among other factors (i) total reported loans for construction, land development and other land represent 100% or more of total capital, or (ii) total reported loans secured by multi-family and non-farm non-residential properties, loans for construction, land development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300% or more of total capital. The purpose of the guidance is to guide banks in developing risk management practices and capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. We have concluded that we do not have a concentration in commercial real estate lending because our balance in commercial real estate loans (including owner-occupied loans) at September 30, 2025 represented 283.05% of total capital. While we believe that we have implemented policies and procedures with respect to our commercial real estate loan portfolio consistent with this guidance, bank regulators could require us to implement additional policies and procedures consistent with their interpretation of the guidance that may result in additional costs to us.

We operate in a highly regulated environment and may be adversely affected by changes in federal and state laws and regulations that could increase our costs of operations.

The financial services industry is extensively regulated. Federal banking regulations are designed primarily to protect deposit insurance funds and consumers, not to benefit a company’s shareholders. These regulations may sometimes impose significant limitations on our operations. Along with existing tax, accounting, securities, insurance, and monetary laws, regulations, rules, standards, policies, and interpretations, they govern how financial institutions conduct business, implement strategic initiatives, comply with tax obligations, and report financial results. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time.

Any new regulations or legislation, changes in existing regulations or oversight, or changes in regulatory interpretation could materially impact our operations, increase our costs of compliance and doing business, and adversely affect our profitability.

For example, the U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) published guidance in 2014, supplemented by subsequent updates, allowing financial institutions to serve cannabis-related businesses operating legally under state law, provided institutions comply with required regulatory oversight. Pending or proposed federal legislation, such as the SAFER Banking Act (formerly the SAFE Banking Act), has been reintroduced in Congress but has not been enacted as of September 30, 2025. If passed, it could provide additional protections to banks serving cannabis businesses in legal states. Recent Washington State regulatory developments, including limits on retail cannabis licenses per owner, updated reporting requirements, and ongoing rulemaking by the Washington Liquor & Cannabis Board, could affect the financial profile and operations of cannabis-related businesses. At September 30, 2025, approximately 0.9% of our total deposits and a portion of our service charges from deposits were from legal cannabis-related businesses. Any adverse change to FinCEN guidance, continued failure of federal legislation to pass, new regulatory requirements, or changes in federal or state regulatory policy or interpretation could negatively affect our non-interest income, increase our operating costs, and materially impact our profitability.

In addition, evolving regulatory expectations regarding anti-money laundering compliance, cybersecurity, and capital and liquidity requirements could further increase our costs of operations and compliance. State regulations governing financial institutions, including those related to cannabis banking and fintech activities, are also subject to change, which may have additional implications for our business.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and limit our ability to get regulatory approval of acquisitions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to implement programs to prevent their operations from being used for money laundering, terrorist financing, or other illicit activities. Financial institutions must file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network and establish procedures to verify the identity of customers seeking to open new financial accounts. Failure to maintain or implement effective anti-money laundering and counter-terrorist financing programs could result in fines, sanctions, regulatory investigations, limitations on strategic transactions, or reputational harm. Any of these outcomes could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Climate change and related legislative and regulatory initiatives may materially affect our business and results of operations.

The effects of climate change continue to raise significant concerns about the state of the environment. However, under the current administration, federal policy has shifted to reduce emphasis on climate change initiatives and environmental regulations. This includes scaling back federal involvement in international agreements like the Paris Agreement and easing regulatory pressures on businesses, including banks, to address climate-related risks. Legislative and regulatory proposals aimed at combating climate change may face increased scrutiny or reduced priority under this administration.

The lack of empirical data regarding the financial and credit risks posed by climate change still makes it difficult to predict its specific impact on our financial condition and results of operations. However, the physical effects of climate change, such as more frequent and severe weather disasters, could directly affect us. For instance, such events may damage real property securing loans in our portfolios or reduce the value of that collateral. If our borrowers' insurance is insufficient to cover these losses or if insurance becomes unavailable, the value of the collateral securing our loans could be negatively affected, potentially impacting our financial condition and results of operations. Moreover, climate change may adversely affect regional and local economic activity, harming our customers and the communities in which we operate. Regardless of changes in federal policy, the effects of climate change and their unknown long-term impacts could still have a material adverse effect on our financial condition and results of operations.

Risks Related to Cybersecurity, Third Parties and Technology

As of September 30, 2025 there has not been any cybersecurity or related breach of the risk factors discussed below that would require disclosure.

The financial services market is undergoing rapid technological changes and, if we are unable to stay current with those changes, we may not be able to effectively compete.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success will depend, in part, on our ability to keep pace with technological innovation, including digital banking platforms, artificial intelligence, and data analytics, and to use technology to satisfy and grow customer demand for our products and services, enhance the customer experience, and to create additional efficiencies in our operations. Some of our competitors have substantially greater resources to invest in technological improvements and will be able to invest more heavily in developing and adopting new technologies, which may put us at a competitive disadvantage. We may not be able to effectively implement emerging technologies or digital solutions, maintain cybersecurity, prevent system failures, or manage operational disruptions associated with technology, or successfully market these innovations to our customers. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition or results of operations may be adversely affected.

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to prevent the risk of a cyber-attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Our systems, software, and networks are vulnerable to breaches, fraudulent or unauthorized access, denial or degradation of service attacks, misuse, computer viruses, malware or other malicious code, artificial intelligence-driven attacks, and cyber-attacks. If any of these events occur, they could compromise our or our clients’ confidential information, disrupt operations, or harm our clients or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our internet banking activities present additional risks of liability and reputational harm. Increases in criminal activity levels and sophistication, advances in computer capabilities, vulnerabilities in third-party technologies (including browsers and operating systems) or other developments increases the likelihood of a compromise or breach of the technology, processes and controls that we use to prevent fraudulent transactions and to protect data about us, our clients and underlying transactions. Any compromise of our security could deter customers from using our internet banking services that involve the transmission of confidential information. Any compromise or breach of our security measures could result in losses to us or our customers, the loss of business and/or customers, damage to our reputation, additional expenses, disruptions to our operations, limitations on our ability to grow our online services or other businesses, increased regulatory scrutiny or penalties, or exposure to civil litigation and potential financial liability. Any of these events could have a material adverse effect on our business, financial condition, and results of operations.

Our security measures may not protect us from system failures or interruptions. Our business depends on the continuous and reliable functioning of our information technology infrastructure, including systems used for data processing, transaction execution, customer communications, and other critical operations. Failures, interruptions, or delays, whether caused by hardware or software defects, human error, cyber-attacks, utility or telecommunications outages, or other disruptions, can impair our ability to process transactions, deliver products and services, and maintain accurate records. We also rely on third-party vendors for significant data processing and operational functions, and their systems and controls are outside our direct oversight. Breakdowns, service interruptions, capacity constraints, cyber-attacks, security breaches, or other operational failures at these providers, as well as failures in communication networks or connectivity, can disrupt our operations and limit our ability to serve customers. Identifying and transitioning to alternate vendors, if available, requires substantial cost, time, and operational effort. Processing customer information through additional vendors and their personnel further increases exposure to information-security, privacy, and operational risks. Any of these failures or interruptions may result in operational delays, financial losses, customer harm, regulatory scrutiny, penalties, reputational damage, and other adverse consequences that may materially affect our business, financial condition, and results of operations.

We cannot assure you that these failures, interruptions, or breaches will not occur or that they will be adequately addressed by us or by the third parties on which we rely. We may not be insured against all types of losses associated with these events, and available coverage may be inadequate. If a third-party service provider experiences financial, operational, or technological difficulties, or if there is any other disruption in our relationship with that provider, we may be required to identify alternative sources of service, which may not be available on comparable terms or without significant additional resources. Any such occurrence may damage our reputation, result in a loss of customers and business, increase regulatory scrutiny, or expose us to legal liability, any of which may have a material adverse effect on our business, financial condition, and results of operations.

Our business may be adversely affected by an increasing prevalence of fraud and other financial crimes.

We are susceptible to fraudulent activity that may be committed against us or our customers which may result in financial losses, increased costs, disclosure or misuse of our information or our customers' information, misappropriation of assets, privacy breaches, litigation or damage to our reputation. Such fraudulent activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering and other dishonest acts. Nationally, reported incidents of fraud and other financial crimes have increased. We have also experienced losses due to apparent fraud and other financial crimes.

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

Certain accounting policies, most notably the accounting for expected credit losses, are critical to presenting the Company’s financial condition and results of operations. They require management to make difficult, subjective or complex judgments about matters that are uncertain. Materially different amounts could be reported under different conditions or using different assumptions or estimates, particularly in the current environment of inflationary pressures, interest rate volatility, changing credit quality trends, and evolving regulatory guidance. For more information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” contained in this 2025 Form 10-K.

We may experience future goodwill impairment, which could reduce our earnings.

In accordance with GAAP, we record assets acquired and liabilities assumed in a business combination at their fair value with the excess of the purchase consideration over the net assets acquired resulting in the recognition of goodwill. As a result, acquisitions typically result in recording goodwill. We perform a goodwill evaluation at least annually to test for goodwill impairment. Our test of goodwill for potential impairment is based on a qualitative assessment by management that takes into consideration macroeconomic conditions, industry and market conditions, cost or margin factors, financial performance and share price. Our evaluation of the fair value of goodwill involves a substantial amount of judgment. If our judgment was incorrect, or if events or circumstances change, and an impairment of goodwill was deemed to exist, we would be required to record a non-cash charge to earnings in our financial statements during the period in which such impairment is determined to exist. Changes in market conditions, regulatory developments, or economic uncertainty could increase the likelihood of goodwill impairment. Any such charge could have a material adverse effect on our results of operations.

We are subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect our profitability.

Our business operations are significantly influenced by the extensive body of accounting regulations in the United States, which are subject to periodic updates and changes. Regulatory bodies, including the FASB and the SEC, periodically issue new guidance or alter existing accounting rules and reporting requirements, which can substantially impact the preparation and reporting of our financial statements. These changes may require us to adopt new accounting standards, leading to potential adjustments in how we report our financial position, performance, and risk exposures. Additionally, such regulatory changes could necessitate retrospective application, which might result in the restatement of prior period financial statements.

One such significant change in fiscal 2024 was the implementation of the CECL model, which we adopted on October 1, 2023. Under the CECL model, financial assets carried at amortized cost, such as loans and held-to-maturity debt securities, are presented at the net amount expected to be collected. This forward-looking approach in estimating expected credit losses contrasts with the prior, "incurred loss" model, which delays recognition until a loss is probable. CECL mandates considering historical experience, current conditions, and reasonable forecasts affecting collectability, leading to periodic adjustments of financial asset values. The methodology incorporates macroeconomic forecasts and assumptions, including trends in interest rates, inflation, unemployment, and industry-specific factors. However, this forward-looking methodology, reliant on macroeconomic variables, introduces the potential for increased earnings volatility due to unexpected changes in these indicators between periods. An additional consequence of CECL is an accounting asymmetry between loan-related income, recognized periodically based on the effective interest method, and credit losses, recognized upfront at origination. This asymmetry might create the perception of reduced profitability during loan expansion periods due to the immediate recognition of expected credit losses. Conversely, periods with stable or declining loan levels might seem relatively more profitable as income accrues gradually for loans where losses had been previously recognized.

Future adjustments under CECL could materially impact our results of operations, financial condition, and reported profitability, particularly under volatile economic conditions or unexpected credit deterioration.

We may experience decreases in the fair value of our loan servicing rights, which could reduce our earnings.

Loan servicing rights are capitalized at estimated fair value when acquired through the origination of loans that are subsequently sold with servicing rights retained. At September 30, 2025, our loan servicing rights totaled $815,000. Loan servicing rights are amortized to servicing income on loans sold over the period of estimated net servicing income. The estimated fair value of loan servicing rights at the date of the sale of loans is determined based on the discounted present value of expected future cash flows using key assumptions for servicing income and costs and prepayment rates on the underlying loans. On a quarterly basis, we evaluate the fair value of loan servicing rights for impairment by comparing actual cash flows and estimated cash flows from the loan servicing assets to those estimated at the time loan servicing assets were originated. Our methodology for estimating the fair value of loan servicing rights is highly sensitive to changes in assumptions, such as prepayment speeds, mortgage refinance activity, and housing market conditions. The effect of changes in market interest rates on estimated rates of loan prepayments represents the predominant risk characteristic underlying the loan servicing rights portfolio. For example, a decrease in interest rates typically increases the prepayment speeds of loan servicing rights and therefore decreases the fair value of the loan servicing rights. Conversely, slower-than-expected prepayments or rising interest rates may increase the fair value of these assets, but may also affect the timing of income recognition.

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

Liquidity is essential to our business. We rely on several sources to meet our liquidity needs, including deposits, cash flows from loan repayments, our securities portfolio, and borrowings. An inability to raise funds from these sources could have a substantial negative effect on our liquidity. Replacing maturing deposits and borrowings may be challenging due to changes in our financial condition, the financial condition of the FHLB or FRB, or broader market conditions. Factors that could limit our access to liquidity include a decrease in business activity in the Washington markets where our loans and deposits are concentrated, negative operating results, adverse regulatory action, disruptions in the financial markets, or negative views and expectations regarding the financial services industry.

Any decline in available funding in amounts sufficient to finance our operations or on acceptable terms could impair our ability to originate loans, invest in securities, meet operating expenses, repay borrowings, or satisfy deposit withdrawal demands. These events could have a material adverse effect on our business, financial condition, and results of operations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” of this Form 10-K.

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

Our business is exposed to a broad range of risks, including liquidity, credit, market, interest rate, operational, legal and compliance, reputation, and other risks. These risks may arise from internal factors, the actions of third parties, changes in economic conditions, or other unforeseen events. There may be risks that we have not anticipated or identified, and existing or emerging risks could result in substantial and unexpected losses. If our risk management proves ineffective, we may incur significant losses, which could materially and adversely affect our business, financial condition, results of operations, and growth prospects.

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

Cybersecurity is a critical component of our risk management program; thus, we have implemented a Cyber and Information Security Program to protect the confidentiality, integrity and availability of our information and information technology environment. Our program aligns with applicable federal and state regulations, industry frameworks such as the Federal Financial Institutions Examination Council ("FFIEC") and best practices from the National Institute of Standards and Technology ("NIST"). The FFIEC framework offers a set of guidelines to help financial institutions effectively manage and mitigate cybersecurity risks. The framework focuses on ensuring the confidentiality, integrity and availability of sensitive information. NIST is part of the U.S. Department of Commerce, which develops cybersecurity standards, guidelines and other resources.

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

The Bank has not experienced any material losses relating to cybersecurity threats or incidents as of September 30, 2025. Material cybersecurity incidents are escalated to the Board and evaluated for disclosure in accordance with SEC reporting requirements.

Incident Response

Response to cyber incidents is guided by the Bank’s Incident Response Policy. The Bank’s plan is based on the National Infrastructure Protection Center ("NIPC") guidelines, with the addition of specific reporting and notification requirements required by regulation. The Incident Response Policy prescribes points of escalation and mechanisms for collaboration should the need arise to engage outside partnerships such as external counsel, cybersecurity forensic examiners, cyber insurance vendors, government agencies and regulatory bodies. The Incident Response Policy also specifies that material incidents are promptly reported to the Board and considered for disclosure under applicable SEC rules.

Third Party Service Provider Monitoring

The Bank maintains a robust Vendor Management Program to appropriately measure, monitor and control risks associated with outsourcing products and services, including cybersecurity risks. Under the program, vendors are assigned a risk rating based on an assessment of the vendor and its access to network, systems and confidential information. Critical and high-risk vendors are reassessed at least annually, and remediation plans are implemented for identified deficiencies. The Bank’s Information Security Officer ("ISO")conducts regular periodic reviews of the adequacy of its oversight of controls over third party relationships.

Cybersecurity Governance

Timberland Bank’s Board of Directors (“Board”) recognizes the significance of cybersecurity risks and provides oversight of the Bank’s Cyber and Information Security Program. The Bank’s Board of Directors is currently comprised of the Chief Executive Officer and seven non-employee directors; one of which has completed and received Cybersecurity Oversight Certification from the National Association of Corporate Directors (“NACD”). The Board receives cybersecurity updates at least quarterly, including risk metrics, incident reports, and progress on mitigation strategies.

The Bank’s primary responsibility for managing cyber risk is vested in the Bank’s Information Security Officer ("ISO"). The Bank’s ISO, who reports to the Chief Risk Officer, has four years of experience in information security and risk management. The ISO is responsible for the day-to-day management of the Cyber and Information Security Program, including oversight of risk assessments, incident response, employee training, and third-party vendor cybersecurity controls.

The Chief Technology Officer ("CTO") has over 13 years of experience in IT and cybersecurity leadership, including managing enterprise IT operations and technology risk. The CTO also holds a Certified Community Bank Information Technology Officer designation from the ICBA, and a CompTIA Security+ certification and has completed the Graduate School of Banking at the University of Wisconsin's Bank Technology Management program. Members of the Technology Steering Committee bring substantial experience in IT operations, cybersecurity, and risk management, providing guidance on technology strategy, operational performance, and cybersecurity oversight.

The Technology Steering Committee meets on a regular basis and is tasked with providing oversight and guidance regarding both information technology and cybersecurity related issues of strategic importance to the Bank. The Technology Steering

Committee is comprised of numerous members of the management team, the CTO and the ISO. The Technology Steering committee reports to the Board of Directors through Committee minutes.

The Board Technology Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the overall role of technology in executing the business strategy of the institution, including but not limited to major technology investments, technology strategy, operational performance and technology trends that may affect customers. The Board Technology Committee meets regularly and receives reports from the CTO and the ISO on cybersecurity and information technology risks. The Board Technology Committee reports to the Board of Directors through Committee minutes.

The Board’s Audit Committee also has oversight responsibility for audits related to information technology, security and information technology governance.

Item 2.  Properties

At September 30, 2025, the Company maintained its headquarters in Hoquiam, Washington, along with 23 full-service bank branches and four administrative offices with an aggregate net book value of $18.31 million. The Company's owns all properties except for one administrative office, the Tacoma branch, the Downtown Lacey branch, and a new branch in University Place that is expected to open during the first quarter of fiscal 2026. The lease terms for our branches are not individually material. In addition, the Bank operated 24 proprietary automated teller machines ("ATMs") that are part of a nationwide cash exchange network as of September 30, 2025. In the opinion of management, all properties are adequately covered by insurance, are in a good state of repair and are suitable for the Company's needs. For additional information see "Note 5 - Premises and Equipment" and "Note 9 - Leases" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

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

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

The Company's common stock is traded on the Nasdaq Global Market under the symbol “TSBK.” As of December 2, 2025, there were approximately 440 shareholders of record of the Company's common stock.

Dividends

Our cash dividend payout policy is reviewed regularly by management and the Board of Directors. Our Board of Directors has declared quarterly cash dividends on our common stock for 52 consecutive quarters. Any dividends declared and paid in the future would depend upon a number of factors, including capital requirements, our financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in future periods. Our future payment of dividends may depend, in part, upon receipt of dividends from the Bank, which are restricted by banking regulations.

Stock Repurchases

The following table sets forth the Company's repurchases of its outstanding common stock during the fourth quarter of the year ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

July 1, 2025 - July 31, 2025	—	$—	—	393,842

August 1, 2025 - August 31, 2025	33,836	33.25	33,836	360,006

September 1, 2025 - September 30, 2025	22,726	33.47	22,726	337,280

Total	56,562	$33.34	56,562	337,280
____________________________
(1) On July 22, 2025, the Company announced a stock repurchase program to purchase up to 393,842 shares of the Company's common stock, which replaced the Company's then existing repurchase plan which had 31,762 shares available to be repurchased prior to termination. The July 2025 repurchase program does not have a set expiration date and will expire upon repurchase of the full amount of authorized shares. Shares may be repurchased from time to time in the open market or in privately negotiated transactions based upon market conditions and available liquidity.

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

Five-Year Stock Performance Graph

The following graph compares the cumulative total shareholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and with the S&P SmallCap Banks Index, peer group indices. Total return assumes the reinvestment of all dividends and that the value of the Company’s Common Stock and each index was $100 on September 30, 2020.

Timberland Bancorp, Inc.

Total Return Performance
Timberland Bancorp, Inc.
Nasdaq Composite Index
S&P U.S. SmallCap Banks Index
Index Value
250
200
150
100
50
09/30/20
09/30/21
09/30/22
09/30/23
09/30/24
09/30/25

	Year Ended
Index	9/30/2020	9/30/2021	9/30/2022	9/30/2023	9/30/2024	9/30/2025
Timberland Bancorp, Inc.	$100.00	$166.72	$164.77	$167.05	$193.15	$219.44
NASDAQ Composite Index	100.00	130.26	96.06	121.14	167.95	210.64
S&P US SmallCap Banks Index	100.00	190.43	172.77	141.00	196.93	223.82
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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank.  The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 branches (including its main office in Hoquiam).  At September 30, 2025, the Company had total assets of $2.01 billion, net loans receivable of $1.46 billion, total deposits of $1.72 billion and total shareholders’ equity of $262.61 million.  The Company’s business activities generally are limited to passive investment activities and oversight of its investment in the Bank.  Accordingly, the information set forth in this report relates primarily to the Bank’s operations.

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

Changes in market interest rates, the slope of the yield curve, and interest we earn on interest earning assets or pay on interest bearing liabilities, as well as the volume and types of interest earning assets, interest bearing and non-interest bearing liabilities and shareholders’ equity, usually have the largest impact on changes in our net interest spread, net interest margin and net interest income during a reporting period. Since March 2022, in response to inflation, the Federal Open Market Committee ("FOMC") of the Federal Reserve has increased the target range for the federal funds, which stood at 4.00% to 4.25% as of September 30, 2025. Subsequent to fiscal year end, the FOMC reduced the target federal funds rate by 25 basis points.

The provision for (recapture of) credit losses on loans is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The ACL on loans reflects the amount that the Company believes is adequate to cover expected credit losses inherent in its loan portfolio. The Company recorded a provision for credit losses on loans of $853,000 for the year ended September 30, 2025, primarily due to increased loan portfolio growth. The Company recorded a provision for credit losses on loans of $1.25 million for the year ended September 30, 2024, primarily due to increased loan portfolio growth.

Net income is also affected by non-interest income and non-interest expense.  For the year ended September 30, 2025, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, BOLI cash surrender value increases and death benefit, servicing income on loans, escrow fees and other operating income.  Non-interest income is also increased by a gain on sale and net recoveries of OTTI on investment securities, if any. Non-interest income in certain periods can also be decreased by valuation allowances on loan servicing rights and increased by recoveries of valuation allowances on loan servicing rights, if any.  Non-interest expense consisted primarily of salaries and employee benefits, premises and equipment, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, amortization of CDI, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure expenses, technology and communications expenses, deposit operation expenses and other non-interest expenses. Non-interest expense in certain periods is reduced by gains on the sale of premises and equipment and by gains on the sale of OREO. Non-interest income and non-interest expense are affected by the growth of the Company's operations and growth in the number and balances of loan and deposit accounts.

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

Maintaining strong asset quality. We believe maintaining strong asset quality is key to our long-term financial success. Non-performing assets, consisting of nonaccrual loans and investment securities, and OREO, totaled $4.44 million at September 30, 2025, compared to $3.94 million at September 30, 2024. The percentage of non-performing loans to loans receivable, net was 0.30% and 0.27% at September 30, 2025 and 2024, respectively. The percentage of non-performing assets to total assets at September 30, 2025 was 0.22% compared to 0.20% at September 30, 2024. We remain focused on reducing the level of non-performing assets through collections, write-downs and modifications. Our efforts include proactive steps to resolve our non-performing loans such as negotiating payment plans, forbearances, loan modifications and loan extensions, and accepting short payoffs on delinquent loans when appropriate. While the Company continues to emphasize lending in areas such as commercial real estate loans, construction loans, and commercial business loans, we remain committed to managing credit risk through the expertise of seasoned bankers and a conservative lending strategy.

Selected Financial Data

The following table sets forth certain information concerning the consolidated financial position and results of operations of the Company and its subsidiary at and for the dates indicated. The consolidated data is derived in part from, and should be read in conjunction with, the Consolidated Financial Statements of the Company and its subsidiary presented herein.

	At September 30,
	2025	2024	2023	2022	2021
	(In thousands)
SELECTED FINANCIAL CONDITION DATA:

Total assets	$2,012,779	$1,923,475	$1,839,905	$1,860,508	$1,792,180
Loans receivable, net	1,463,590	1,421,523	1,302,305	1,132,426	968,454
Investment securities held to maturity	136,861	172,097	270,218	266,608	69,102
Investment securities available for sale	78,240	72,257	41,771	41,415	63,176
FHLB stock	2,045	2,037	3,602	2,194	2,103
Other investments	3,000	3,000	3,000	3,000	3,000
Cash and due from financial institutions and interest-bearing deposits in banks	243,428	164,728	128,721	316,755	580,196
Certificate of deposits held for investments	7,217	10,209	15,188	22,894	28,482
BOLI	21,830	23,611	22,966	22,806	22,193
OREO and other repossessed assets	221	—	—	—	157
Deposits	1,716,635	1,647,668	1,560,935	1,632,176	1,570,555
FHLB borrowings	20,000	20,000	35,000	—	5,000
Shareholders' equity	262,614	245,413	233,073	218,569	206,899

	Year Ended September 30,
	2025	2024	2023	2022	2021
	(In thousands, except per share data)
SELECTED OPERATING DATA:

Interest and dividend income	$102,277	$94,825	$79,951	$58,508	$54,962
Interest expense	32,077	30,658	11,592	2,674	3,104
Net interest income	70,200	64,167	68,359	55,834	51,858
Provision for credit losses - net	934	1,151	2,132	270	—
Net interest income after provision for credit losses	69,266	63,016	66,227	55,564	51,858
Non-interest income	12,352	11,136	11,140	12,624	17,161
Non-interest expense	45,387	43,746	43,373	38,626	34,591
Income before income taxes	36,231	30,406	33,994	29,562	34,428
Provision for income taxes	7,070	6,123	6,876	5,962	6,845
Net income	$29,161	$24,283	$27,118	$23,600	$27,583

Net income per common share:
Basic	$3.68	$3.02	$3.32	$2.84	$3.31
Diluted	$3.67	$3.01	$3.29	$2.82	$3.27
Dividends per common share	$1.02	$0.95	$1.01	$0.87	$1.03
Dividend payout ratio (1)	27.73%	31.50%	30.48%	30.64%	31.14%
______________
(1)Cash dividends to common shareholders divided by net income to common shareholders.

	At September 30,
	2025	2024	2023	2022	2021
OTHER DATA:
Number of real estate loans outstanding	2,580	2,593	2,537	2,332	2,290
Deposit accounts	58,179	57,424	56,675	58,380	58,454
Full-service offices	23	23	23	23	24

	At or For the Year Ended September 30,
	2025	2024	2023	2022	2021
KEY FINANCIAL RATIOS:
Performance Ratios:
Return on average assets (1)	1.50%	1.28%	1.50%	1.27%	1.64%
Return on average equity (2)	11.56	10.19	12.01	11.14	13.98
Interest rate spread (3)	2.95	2.72	3.56	3.07	3.13
Net interest margin (4)	3.76	3.54	3.95	3.16	3.25
Average interest-earning assets to average interest-bearing liabilities	146.89	148.97	158.36	160.67	162.08
Non-interest expense as a percent of average total assets	2.33	2.31	2.39	2.09	2.06

Efficiency ratio (5)	54.98	58.09	54.56	56.42	50.12

Asset Quality Ratios:
Non-accrual and 90 days or more past due loans as a percent of total loans receivable, net	0.30%	0.27%	0.12%	0.18%	0.29%
Non-performing assets as a percent of total assets (6)	0.23	0.20	0.09	0.12	0.18
Allowance for credit losses as a percent of total loans receivable, net (7)	1.22	1.21	1.20	1.20	1.37
Allowance for credit losses as a percent of non-performing loans (8)	410.51	449.88	1,044.72	665.52	471.93
Net charge-offs (recoveries) to average outstanding loans	0.02	—	—	—	—
Capital Ratios:
Total equity-to-assets ratio	13.05%	12.76%	12.67%	11.75%	11.54%
Average equity to average assets	12.97	12.59	12.46	11.43	11.74
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

Qualitative Aspects of Market Risk.  The Bank's principal financial objective is to achieve long-term profitability while reducing its exposure to fluctuating market interest rates.  The Bank has sought to reduce the exposure of its earnings to changes in market interest rates by attempting to manage the difference between asset and liability maturities and interest rates.  The principal element in achieving this objective is to increase the interest rate sensitivity of the Bank's interest-earning assets by retaining in its portfolio short-term loans and loans with interest rates subject to periodic adjustments.  The Bank relies on retail deposits as its primary source of funds.  As part of its interest rate risk management strategy, the Bank promotes transaction accounts and certificates of deposit with terms of up to five years.

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

Sharp increases or decreases in interest rates may adversely affect the Bank's earnings.  Management of the Bank monitors the Bank's interest rate sensitivity using a model provided by Kinective, a company that specializes in providing interest rate risk and balance sheet management services to the financial services industry. Based on an interest rate shock analysis prepared by Kinective using data at September 30, 2025, an immediate increase in interest rates of 100 basis points would decrease the Bank’s projected net interest income by approximately 0.5%.  An immediate decrease in interest rates of 100 basis points would decrease the Bank's projected net interest income by approximately 2.6%. See “Quantitative Aspects of Market Risk” below for additional information.  Management has sought to sustain the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread.  Pursuant to this strategy, the Bank actively originates adjustable-rate loans for retention in its loan portfolio.  Fixed-rate mortgage loans with maturities greater than seven years generally are originated for the immediate or future resale in the secondary mortgage market.  Although the Bank has sought to originate ARM loans, the ability to originate such loans depends to a great extent on market interest rates and borrowers' preferences.

Consumer, commercial business and construction loans typically have shorter terms and higher yields than permanent residential mortgage loans and, accordingly, reduce the Bank’s exposure to fluctuations in interest rates. At September 30, 2025, the consumer, commercial business and construction loan portfolios amounted to $52.51 million, $127.00 million and $223.89 million, respectively, or 3.3%, 8.1% and 14.2%, respectively, of total loans receivable.

Quantitative Aspects of Market Risk.  The model provided for the Bank by Kinective estimates the changes in the economic value of equity ("EVE") and net interest income in response to a range of assumed changes in market interest rates.  The model first estimates the level of the Bank's EVE (market value of assets, less market value of liabilities, plus or minus the market value of any off-balance sheet items) under the current rate environment.  In general, market values are estimated by discounting the estimated cash flows of each instrument by appropriate discount rates.  The model then recalculates the Bank's EVE under different interest rate scenarios.  The change in EVE under the different interest rate scenarios provides a measure of the Bank's exposure to interest rate risk.  The following table is provided by Kinective based on data at September 30, 2025:

Hypothetical	Net Interest Income (1)		Economic Value of Equity
Interest Rate	$ Change	% Change	$ Change	% Change
Scenario (2)	from Base	from Base	from Base	from Base
(Basis Points)	(Dollars in thousands)
+400	$(2,377)	(3.11)%	$(6,854)	(1.88)%
+300	(1,822)	(2.39)	(6,027)	(1.65)
+200	(999)	(1.31)	(2,418)	(0.66)
+100	(386)	(0.51)	(351)	(0.10)
BASE	—	—	—	—
-100	(1,997)	(2.62)	(7,856)	(2.15)
-200	(4,289)	(5.62)	(17,600)	(4.82)
-300	(6,477)	(8.49)	(29,263)	(8.01)
-400	(8,144)	(10.67)	(34,745)	(9.52)
___________
(1)Does not include loan fees. Includes BOLI income, which is included in non-interest income in the consolidated financial statements.
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

For illustrative purposes, in the event of a 100 basis point decrease in interest rates, the Bank would be expected to experience a 2.2% decrease in EVE and a 2.6% decrease in net interest income. In the event of a 100 basis point increase in interest rates, a 0.1% decrease in EVE and a 0.5% decrease in net interest income would be expected. The Bank’s asset and liability structure generally results in decreases in net interest income and EVE under the hypothetical interest rate scenarios modeled, with changes more pronounced in larger rate movements.

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

Comparison of Financial Condition at September 30, 2025 and September 30, 2024

Total assets increased by $89.30 million, or 4.6%, to $2.01 billion at September 30, 2025 from $1.92 billion at September 30, 2024.  The increase was primarily due to increases in total cash and cash equivalents and loans receivable net, partially offset by a decrease in investment securities.

Net loans receivable increased by $42.07 million, or 3.0%, to $1.46 billion at September 30, 2025 from $1.42 billion at September 30, 2024. Loan growth was concentrated in the mortgage-related portfolios, with the largest increase occurring in the in multi-family portfolio. These increases were partially offset by decreases in commercial business loans.

Investment securities (including investments in equity securities) decreased by $29.26 million, or 11.9%, to $215.97 million at September 30, 2025 from $245.22 million at September 30, 2024, primarily due to the maturities of U.S. Treasury investment securities and to a lesser extent, scheduled amortization. These decreases were partially offset by the purchase of additional U.S. government agency mortgage-backed investment securities and U.S. Treasury investment securities.

Total deposits increased by $68.97 million, or 4.2%, to $1.72 billion at September 30, 2025 from $1.65 billion at September 30, 2024, primarily due to increases in certificate of deposit, non-interest bearing demand, and NOW checking account balances. These increases were partially offset by decreases in money market and savings account balances.

Shareholders' equity increased by $17.20 million, or 7.0%, to $262.61 million at September 30, 2025 from $245.41 million at September 30, 2024.  The increase was primarily due to net income for the year ended September 30, 2025 of $29.16 million, partially offset by $8.09 million in dividends paid to shareholders and the repurchase of 179,966 shares of common stock for $5.76 million.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $75.71 million, or 43.3%, to $250.65 million at September 30, 2025 from $174.94 million at September 30, 2024.  The increase was primarily a result of increased deposits.

Investment Securities:  Investment securities (including investments in equity securities) decreased by $29.26 million, or 11.9%, to $215.97 million at September 30, 2025 from $245.22 million at September 30, 2024.  The decrease was primarily due to $41.22 million of maturities, prepayments, and scheduled amortization on held to maturity securities, and $28.32 million in maturities, prepayments, scheduled amortization, and the sale of $13.51 million in available for sale investment securities. The reduction in the portfolio also reflects management’s continued focus on maintaining liquidity and repositioning the investment portfolio in response to the prevailing interest rate environment. These decreases were partially offset by the purchase of $47.47 million in available for sale investment securities and $5.41 million in held to maturity investment securities. For additional details on investment securities, see "Item 1. Business - Investment Activities" and "Note 3 - Investment Securities" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

FHLB Stock: FHLB stock increased by $8,000, or 0.4%, to $2.05 million at September 30, 2025 from $2.04 million at September 30, 2024, as a result of the increase in total assets which increased the Bank's required investment in FHLB stock under the Federal Home Loan Bank's membership and borrowing requirements.

Other Investments: Other investments consist solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, which was unchanged at both September 30, 2025 and 2024. This investment is utilized to help satisfy compliance with the Company's Community Reinvestment Act ("CRA") investment test requirements.

Loans Held for Sale: There were $1.13 million in loans held for sale at September 30, 2025 compared to none at September 30, 2024, primarily due to the timing and volume of mortgage banking loan sales. The Company generally sells longer-term fixed-rate residential loans for asset-liability management purposes and to generate non-interest income.  The Company sold $22.60 million in loans during the year ended September 30, 2025 compared to $14.75 million for the year ended September 30, 2024. Loan sales increased over the past year primarily due to construction loans converting to permanent financing as higher interest rates continued to slow refinancing and purchase activity and thereby increased the proportion of loans being retained and subsequently sold through normal conversion cycles.

Loans Receivable, Net of Allowance for Credit Losses:  Net loans receivable increased by $42.07 million, or 3.0%, to $1.46 billion at September 30, 2025 from $1.42 billion at September 30, 2024. The increase was primarily due to a $30.42 million increase in multi-family loans, a $18.57 million increase in one- to four-family loans, an $11.47 million increase in commercial real estate loans, a $6.59 million increase in land loans, a $4.69 million increase in gross construction loans and smaller changes in other categories. These increases were partially offset by a $18.41 million increase in the undisbursed portion of construction loans in process, a $12.01 million decrease in commercial business loans and smaller decreases in several other loan categories.
Loan originations increased by $59.46 million, or 23.6%, to $310.90 million for the year ended September 30, 2025 from $251.44 million for the year ended September 30, 2024. The increase in loan originations was primarily due to increases in originations of commercial real estate, construction, one- to four- family loans, consumer, and smaller increases in other categories. These increases were partially offset by a decrease in originations of commercial business loans. For additional information on loans, see "Item 1. Business - Lending Activities" and "Note 4 - Loans Receivable and Allowance for Credit Losses" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Premises and Equipment, Net:  Premises and equipment increased by $198,000, or 0.9%, to $21.68 million at September 30, 2025 from $21.49 million at September 30, 2024.  The increase was primarily due to increases to furniture and equipment, and building and improvements that was partially offset by normal depreciation. For additional information on premises and equipment, see "Item 2. Properties" and "Note 5 - Premises and Equipment" of the Notes of the Consolidated Financial Statements contained in Item 8 of this report.

Bank Owned Life Insurance ("BOLI"):  BOLI decreased by $1.78 million, or 7.5%, to $21.83 million at September 30, 2025 from $23.61 million at September 30, 2024. The decrease was primarily due to a death benefit, which was partially offset by an increase in cash surrender values.

Goodwill:  The recorded amount of goodwill remained unchanged at $15.13 million at both September 30, 2025 and September 30, 2024. The Company performed its annual review of goodwill during the quarter ended June 30, 2025 and determined that there was no impairment.  As of September 30, 2025, management believes that there had been no subsequent events or changes in circumstances that would indicate a potential impairment of goodwill. For additional information on goodwill, see "Note 7 - Goodwill and CDI" of the Notes to Consolidated Financial Statements contained in Item 8 of this report.

CDI: CDI decreased by $180,000 or 39.9%, to $271,000 at September 30, 2025 from $451,000 at September 30, 2024 due to scheduled amortization. For additional information on CDI, see "Note 7 - Goodwill and CDI" of the Consolidated Financial Statements contained in Item 8 of this report.

Loan Servicing Rights, Net:  Loan servicing rights decreased by $557,000, or 40.6%, to $815,000 at September 30, 2025 from $1.37 million at September 30, 2024, primarily due to the amortization of servicing rights, which was partially offset by additional capitalized Freddie Mac servicing rights for loans sold with servicing retained during the period. The principal amount of loans serviced for Freddie Mac and the SBA decreased by $13.55 million to $357.01 million at September 30, 2025 from $370.56 million at September 30, 2024, reflecting normal portfolio runoff and payoffs. For additional information on loan servicing rights, see "Note 8 - Loan Servicing Rights" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Operating Lease Right-of-Use Assets: Operating lease ROU assets increased by $1.47 million, or 99.9%, to $2.95 million at September 30, 2025 from $1.48 million at September 30, 2024. The increase was primarily due to the addition of an operating lease for the University Place branch (scheduled to open in December 2025), which was partially offset by the amortization of the ROU assets. Operating lease ROU assets at September 30, 2025 represented the present value of three operating leases on branch facilities and one administrative office. For additional information on leases, see "Note 9 - Leases" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Other Assets: Other assets decreased by $129,000, or 2.07%, to $6.11 million at September 30, 2025 from $6.24 million at September 30, 2024. The decrease was primarily due to decreases in miscellaneous receivables (including income tax receivables) and prepaid expenses.

Deposits: Deposits increased by $68.97 million, or 4.2%, to $1.72 billion at September 30, 2025 from $1.65 billion at September 30, 2024.  The increase consisted of a $74.21 million increase certificate of deposit account balances, a $17.57 million increase in non-interest bearing account balances and a $12.27 million increase in NOW account balances. These increases were partially offset by a $30.77 million decrease in money market account balances and a $4.32 million decrease in savings account balances. The changes in deposit balances reflect customer preferences in the current interest rate environment, with growth in certificates of deposit and non-interest bearing accounts supporting funding stability, while declines in money market and savings accounts reflect shifts toward higher-yield or short-term investment alternatives. For additional information on deposits, see "Item 1. Business - Deposit Activities and Other Sources of Funds" and "Note 10 - Deposits" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

FHLB Borrowings: The Company maintains short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. At September 30, 2025, the Company had an available borrowing capacity of $619.92 million. The Company had $20.00 million in FHLB borrowings at September 30, 2025 and 2024. At September 30, 2025, FHLB borrowings consisted of three short-term borrowings: two totaling $15.00 million with scheduled maturities in May 2026, each bearing interest at 3.95% and one $5.00 million borrowing maturing in August 2026 with an interest rate of 4.03%. The borrowings provide the Company with a flexible source of liquidity and support its asset-liability management strategy, allowing the Bank to manage funding needs, respond to changes in deposit flows, and maintain adequate liquidity levels to support ongoing operations and loan growth. For additional information on FHLB borrowings, see "Note 11 - FHLB Borrowings and Other Borrowings" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Operating Lease Liabilities: Operating lease liabilities increased by $1.50 million or 95.4%, to $3.08 million at September 30, 2025 from $1.58 million at September 30, 2024, primarily due to the addition of an operating lease for the University Place branch, partially offset by required annual lease payments. The operating lease liability at September 30, 2025 represented the present value of three operating leases on branch facilities and one administrative office. For additional information on leases, see "Note 9 - Leases" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Other Liabilities and Accrued Expenses: Other liabilities and accrued expenses increased by $1.63 million, or 18.5%, to $10.45 million at September 30, 2025 from $8.82 million at September 30, 2024. The increase was primarily due to timing differences in the normal course of business, partially offset by a decrease in accrued interest payable.

Shareholders' Equity:  Total shareholders' equity increased by $17.20 million, or 7.0%, to $262.61 million at September 30, 2025 from $245.41 million at September 30, 2024.  The increase was primarily due to net income of $29.16 million , partially offset by the payment of $8.09 million in dividends to common shareholders and the repurchase of 179,966 shares of the Company's common stock for $5.76 million. For additional information on shareholders' equity, see the Consolidated Statements of Shareholders' Equity contained in Item 8 of this report.

Comparison of Operating Results for the Years Ended September 30, 2025 and 2024

Net income for the year ended September 30, 2025 increased by $4.88 million, or 20.1%, to $29.16 million from $24.28 million for the year ended September 30, 2024.  Net income per diluted common share increased by $0.66, or 21.9%, to $3.67 for the year ended September 30, 2025 from $3.01 for the year ended September 30, 2024. The increase in net income was primarily due to a $6.03 million increase in net interest income, reflecting growth in average loan balances and a higher net interest margin, and a $1.22 million increase in non-interest income, primarily due to higher BOLI earnings, including a death benefit received during the period. These increases were partially offset by a $1.64 million increase in non-interest expense. While salaries and employee benefits remained the largest component of non-interest expense, the increase was modest, with the increase in total expense driven mainly by higher state and local taxes, and professional fees. Net income was also partially reduced by a $947,000 increase in the provision for income taxes, while the provision for credit losses decreased $217,000, reflecting stable credit quality during the period.

A more detailed explanation of the income statement categories is presented below.

Net Interest Income:  Net interest income increased by $6.03 million, or 9.4%, to $70.20 million for the year ended September 30, 2025 from $64.17 million for the year ended September 30, 2024. The increase was primarily due to higher interest and dividend income resulting from increases in both the average yields and balances of loans, which outpaced the increase in interest expense resulting from increases in the average balance on interest-bearing liabilities.

Total interest and dividend income increased by $7.45 million, or 7.9%, to $102.28 million for the year ended September 30, 2025 from $94.83 million for the year ended September 30, 2024, due to an increase in the average yields on interest-earning assets, specifically loans and investment securities, as well as an increase in the average balance of loans. The average yield on interest-earning assets increased to 5.48% for the year ended September 30, 2025 from 5.24% for the year ended September 30, 2024. Average total interest-earning assets increased by $55.19 million, or 3.05%, to $1.87 billion for the year ended September 30, 2025 from $1.81 billion for the year ended September 30, 2024, due to an increase in the average balance of loans receivable and an increase in the average balance of interest-bearing deposits in banks and CDs, which was partially offset by a decrease in the average balance of investment securities. Interest income on loans receivable and loans held for sale increased by $8.10 million, or 10.45%, to $85.53 million for the year ended September 30, 2025 from $77.43 million for the year ended September 30, 2024, primarily due to a $69.27 million increase in the average balance of loans receivable coupled with an increase in the average yield on loans receivable to 5.90% for the year ended September 30, 2025 from 5.61% for the year ended September 30, 2024.

During the year ended September 30, 2025, the accretion of the purchase accounting fair value discount on loans acquired increased interest income on loans by $104,000 compared to $37,000 for the year ended September 30, 2024. The accretion of the net fair value discount on acquired loans had a two basis-point effect on the average yield on loans for the year ended September 30, 2025 and a minor effect for the year ended September 30, 2024. The incremental accretion and the impact on loan yield will change during any period based on the volume of prepayments, and has decreased over time as the balance of the net discount declines. The remaining net discount on acquired loans was $51,000 at September 30, 2025. During the year ended September 30, 2025, a total of $520,000 in non-accrual interest, pre-payment penalties and late fees was collected compared to $376,000 for the year ended September 30, 2024.

Interest income on investment securities decreased by $932,000, or 10.2%, to $8.20 million for the year ended September 30, 2025 from $9.13 million for the year ended September 30, 2024, due to a $49.21 million decrease in the average balance of investment securities, partially offset by a 29 basis point increase in the average yield on investment securities. The decline in average balances reflected portfolio maturities and scheduled amortization, while the increase in yield resulted from reinvesting maturing or liquidated lower-yielding securities into higher-yielding securities, as interest rates remain relatively high compared with recent years.

Interest income on interest-bearing deposits in banks and CDs increased by $315,000, or 4.0%, to $8.22 million for the year ended September 30, 2025 from $7.91 million for the year ended September 30, 2024, due to a $35.38 million increase in the average balance of interest-bearing deposits in banks and CDs, and was partially offset by an 87 basis point decrease in the average yield resulting from decreased market interest rates.

Total interest expense increased by $1.42 million, or 4.6%, to $32.08 million for the year ended September 30, 2025 from $30.66 million for the year ended September 30, 2024. The increase was primarily due to higher average balances of certificates of deposit and money market accounts, which increased $59.41 million and $22.70 million, respectively. These increases more than offset declines in NOW and savings account balances, which decreased $20.61 million and $7.07 million, respectively. Interest expense on borrowings decreased, $194,000 due to lower average borrowings. The average cost of interest-bearing liabilities rose by one basis point, to 2.53%, reflecting the combined effect of higher-cost certificates of deposit and lower-cost borrowings.

As a result of these changes, the net interest margin increased 22 basis points to 3.76% for the year ended September 30, 2025 from 3.54% for the year ended September 30, 2024.

Provision for Credit Losses: A $934,000 provision for credit losses was recorded for the year ended September 30, 2025 consisting of an $853,000 provision for credit losses on loans, primarily due to an increase in loans receivable, a $24,000 recapture of credit losses on investment securities, primarily due to lower balances resulting from maturities and principal payments and a $105,000 provision for credit losses on unfunded commitments, primarily due to an increase in the balance of unfunded loan commitments. A $1.15 million provision for credit losses was recorded for the year ended September 30, 2024 consisting of a $1.25 million provision for credit losses on loan, primarily due to an increase in loans receivable, a $32,000 recapture of credit losses on investment securities, primarily due to lower balances resulting from maturities and principal payments and a $71,000 recapture of credit losses on unfunded commitments,primarily due to a decrease in the balance of unfunded loan commitments.

During the year ended September 30, 2025, several credit metrics, including delinquent and substandard loans, showed increases compared with the prior year, but overall credit quality remains sound. Net charge-offs increased to $240,000 for the year ended September 30, 2025 compared to $54,000 for the year ended September 30, 2024, although net charge-offs (recoveries) to average outstanding loans remained low at 0.0% for both periods. Delinquent loans (loans 30 or more days past due) increased by $1.18 million, or 26.3%, to $5.66 million at September 30, 2025 from $4.48 million at September 30, 2024. Loans classified as substandard increased by $24.37 million, or 288.9%, to $32.81 million at September 30, 2025 from $8.44 million at September 30, 2024, while loans classified as doubtful totaled $202,000 at both September 30, 2025 and 2024. Loans designated as special mention totaled $5.57 million at September 30, 2025 compared to $4.40 million at September 30, 2023. Non-accrual loans increased by $522,000, or 13.4%, to $4.41 million at September 30, 2025 from $3.89 million at September 30, 2024.

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

In accordance with GAAP, acquired loans are recorded at their estimated fair value, resulting in a net discount to the loans' contractual amounts, with a portion of this discount reflecting possible credit losses. Credit discounts are included in the determination of fair value. Purchased loans are evaluated for impairment in the same manner as the rest of the loan portfolio. The remaining fair value discount associated with acquired loans was $51,000 at September 30, 2025. This discount will continue to accrete into income as these loans continue to pay down.

For additional information, see "Item 1. Business - Lending Activities -- Allowance for Credit Losses" and "Note 4 - Loans Receivable and Allowance for Credit Losses" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Non-interest Income: Total non-interest income increased $1.22 million, or 10.9%, to $12.35 million for the year ended September 30, 2025 from $11.14 million for the year ended September 30, 2024.  The increase was primarily due to a $1.06 million increase in BOLI net earnings (largely the result of death benefits received in excess of cash surrender value), and by a $189,000 increase in gain on sales of loans, net and smaller increases in other categories. These increases were partially offset by a $147,000 decrease in service charges on deposits, a $91,000 decrease in ATM and debit card interchange transaction fees and smaller decreases in other categories.

Non-interest Expense:  Total non-interest expense increased by $1.64 million, or 3.8%, to $45.39 million for the year ended September 30, 2025 from $43.75 million for the year ended September 30, 2024.  The increase was primarily due to a $360,000 increase in state and local taxes, a $359,000 increase in professional fees, a $192,000 increase in salaries and employee benefits, a $114,000 increase in premises and equipment, a $105,000 increase in technology and communications and smaller increases in several other expense categories. These increases were partially offset by a $193,000 decrease in deposit operations, a $105,000 decrease in ATM and debit card processing and smaller decreases in several other categories. The increase in state and local taxes was primarily due to increased taxable income. The increase in professional fees was primarily due to an increase in audit and consulting fees. The increase in salaries and employee benefits was primarily due to annual salary adjustments. The decrease in deposit operations and ATM and debit card processing was primarily due to reduced customer-related fraud.

The efficiency ratio for the year ended September 30, 2025 improved to 54.98% compared to 58.09% for the year ended September 30, 2024 reflecting the combined impact of higher net interest income and non-interest income relative to total operating expenses.

Provision for Income Taxes: The provision for income taxes increased by $947,000, or 15.5% to $7.07 million for the year ended September 30, 2025 from $6.12 million for the year ended September 30, 2024. The increase was primarily due to higher pre-tax income. The Company's effective income tax rate was 19.5% for the year ended September 30, 2025 compared to 20.1% for the year ended September 30, 2024. The decrease in the effective tax rate was primarily due to a higher percentage of non-taxable income. For additional information on income taxes, see "Note 13 - Income Taxes" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

Comparison of Results of Operations for the Years Ended September 30, 2024 and 2023

See Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended September 30, 2024 previously filed with the SEC.

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

	Year Ended September 30,
	2025			2024			2023
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$1,448,803	$85,525	5.90%	$1,379,529	$77,430	5.61%	$1,230,101	$63,154	5.13%
Investment securities (2)	229,317	8,197	3.57	278,531	9,129	3.28	324,436	9,384	2.89
Dividends from mutual funds, FHLB stock and other investments	5,893	335	5.68	6,147	361	5.87	6,315	270	4.28
Interest-bearing deposits in banks and CDs	182,239	8,220	4.51	146,855	7,905	5.38	167,718	7,143	4.26
Total interest-earning assets	1,866,252	102,277	5.48	1,811,062	94,825	5.24	1,728,570	79,951	4.63
Non-interest-earning assets	78,000			81,470			84,205

Total assets	$1,944,252			$1,892,532			$1,812,775

Interest-bearing liabilities:
NOW checking accounts	$332,392	$4,611	1.39%	$353,000	$5,148	1.46%	$407,679	$3,562	0.87%
Money market accounts	308,319	9,882	3.21	285,615	9,248	3.24	215,465	1,600	0.74
Savings accounts	205,488	639	0.31	212,562	529	0.25	261,006	415	0.16
Certificates of deposit accounts	357,444	13,786	3.86	298,039	12,337	4.14	188,534	5,096	2.70
Brokered deposits	46,896	2,354	5.02	44,330	2,397	5.41	11,942	629	5.27
Short-term borrowings	6,782	270	3.99	6,394	361	5.65	975	53	5.44
Long-term borrowings (3)	13,220	535	4.04	15,820	638	4.03	5,973	237	3.97
Total interest-bearing liabilities	1,270,541	32,077	2.53	1,215,760	30,658	2.52	1,091,574	11,592	1.06
Non-interest-bearing deposits	411,007			427,514			484,795
Other liabilities	10,506			10,865			10,557
Total liabilities	1,692,054			1,654,139			1,586,926

Shareholders' equity	252,198			238,393			225,849
Total liabilities and shareholders' equity	$1,944,252			$1,892,532			$1,812,775

Net interest income		$70,200			$64,167			$68,359
Interest rate spread			2.95%			2.72%			3.57%
Net interest margin (4)			3.76%			3.54%			3.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			146.89%			148.97%			158.36%
_______________________________________________
(1)Does not include interest on loans on non-accrual status.  Includes loans held for sale and interest earned on loans held for sale.  Amortized net deferred loan fees, late fees, extension fees and prepayment penalties (year ended September 30, 2025 - $1,640; year ended September 30, 2024 - $1,430 and year ended September 30, 2023 - $1,370) are included with interest and dividends. Accretion of the fair value discount on loans for the years ended September 30, 2025, 2024 and 2023 of $104, $37 and $75 respectively, is included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Includes FHLB borrowings with original maturities of one year or more.
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

	Year Ended September 30, 2025 Compared to Year Ended September 30, 2024 Increase (Decrease) Due to			Year Ended September 30, 2024 Compared to Year Ended September 30, 2023 Increase (Decrease) Due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
			(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$4,108	$3,987	$8,095	$6,199	$8,077	$14,276
Investment securities	778	(1,710)	(932)	1,163	(1,418)	(255)
Dividends from mutual funds, FHLB stock and other investments	(12)	(14)	(26)	98	(7)	91
Interest-bearing deposits in banks and CDs	(1,405)	1,720	315	1,726	(964)	762
Total net change in income on interest-earning assets	3,469	3,983	7,452	9,186	5,688	14,874

Interest-bearing liabilities:
Savings accounts	128	(18)	110	202	(88)	114
Money market accounts	(95)	729	634	6,973	675	7,648
NOW checking accounts	(244)	(293)	(537)	2,117	(531)	1,586
Certificates of deposit accounts	(1,123)	2,529	1,406	3,760	5,249	9,009
Short-term borrowings	(111)	20	(91)	—	—	—
Long-term borrowings	2	(105)	(103)	6	703	709
Total net change in expense on interest-bearing liabilities	(1,443)	2,862	1,419	13,058	6,008	19,066
Net change in net interest income	$4,912	$1,121	$6,033	$(3,872)	$(320)	$(4,192)
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

The Bank must maintain an adequate level of liquidity to help ensure the availability of sufficient funds to fund its operations. The Bank generally maintains sufficient cash and short-term investments to meet short-term liquidity needs.  At September 30, 2025, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 16.6%.  At September 30, 2025, the Bank maintained an unused credit facility with the FHLB that provided for immediately available borrowings up to an aggregate amount equal to 45% of total assets, limited by available collateral, under which $20.00 million of the $639.92 million available for borrowings with the FHLB was outstanding at September 30, 2025. The Bank maintains a short-term borrowing line with the FRB with total credit based on eligible collateral.  At September 30, 2025, the Bank had no outstanding balance on the FRB borrowing line, under which $70.57 million was available for future borrowings. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB"). At September 30, 2025, the Bank did not have an outstanding balance on this borrowing line. Subject to market conditions, the Bank expects to utilize these borrowing facilities from time to time in the future to fund loan originations and deposit withdrawals, to satisfy other financial commitments, repay maturing debt and to take advantage of investment opportunities to the extent feasible.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the years ended September 30, 2025, 2024 and 2023, the Bank originated $310.90 million, $251.44 million and $361.79 million of loans, respectively. At September 30, 2025, the Bank had loan commitments, consisting of undisbursed lines of credit and commitments to extend credit, totaling $158.26 million and undisbursed construction loans in process totaling $88.29 million.  Investment securities purchased during the years ended September 30, 2025, 2024 and 2023 totaled $52.89 million, $44.95 million and $32.60 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the years ended September 30, 2025, 2024 and 2023, the Bank sold $22.60 million, $14.75 million and $11.54 million, respectively, in loans and loan participation interests.  During the years ended September 30, 2025, 2024 and 2023, the Bank received $227.11 million, $142.78 million and $177.31 million, respectively, in loan principal repayments.

The Bank’s liquidity has been impacted by changes in deposit levels. During the years ended September 30, 2025 and 2024, deposits increased by $68.97 million and $86.73 million, respectively. During the year ended September 30, 2023, deposits decreased by $71.24 million. Our liquid assets in the form of cash and cash equivalents, CDs held for investment and investment securities available for sale increased to $328.89 million at September 30, 2025 from $247.19 million at September 30, 2024. The increase was primarily a result of increased deposits which were offset by a decrease in total investment securities, due to maturities and prepayments outpacing purchases. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

Capital expenditures are incurred on an ongoing basis to expand and improve the Bank's product offerings, enhance and modernize technology infrastructure, and to introduce new technology-based products to compete effectively in the various markets. Capital expenditure projects are evaluated based on a variety of factors, including expected strategic impacts (such as forecasted impact on revenue growth, productivity, expenses, service levels and customer retention) and the expected return on investment. The amount of capital investment is influenced by, among other things, current and projected demand for services and products, cash flow generated by operating activities, cash required for other purposes and regulatory considerations. Based on current objectives, there are no projects scheduled for capital investments in premises and equipment during the fiscal year ending September 30, 2026 that would materially impact liquidity.

For the fiscal year ending September 30, 2026, the Bank projects that fixed commitments will include $377,000 of operating lease payments. FHLB borrowings of $20.0 million mature during the fiscal year 2026. In addition, at September 30, 2025, there were other future obligations and accrued expenses of $10.45 million. For additional information, see "Note 11 - FHLB Borrowings and Other Borrowings" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to its operating expenses, Timberland Bancorp is responsible for paying dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. At September 30, 2025, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $1.16 million.

The Company currently expects to continue the current practice of paying quarterly cash dividends on common stock subject to the Board of Directors' discretion to modify or terminate this practice at any time and for any reason without prior notice. The current quarterly common stock dividend rate is $0.28 per share, as approved by the Board of Directors, which is a dividend rate per share that enables the Company to balance multiple objectives of managing and investing in the Bank and returning a substantial portion of cash to shareholders. Assuming continued payment during fiscal year 2026 at the rate of $0.28 per share, the average total dividend paid each quarter would be approximately $2.21 million based on the number of current outstanding shares at September 30, 2025.

In addition, from time to time, our Board of Directors has authorized stock repurchase plans. In general, stock repurchase plans allow us to proactively manage our capital position and return excess capital to shareholders. Shares purchased under such plans may also provide us with shares of common stock necessary to satisfy obligations related to stock compensation awards. On July 22, 2025, the Company announced the adoption of a stock repurchase program authorizing the repurchase of up to 393,842 shares of Company common stock, of which 337,280 shares remained available for future purchases as of September 30, 2025. The repurchase program may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares. For additional information on the Company’s stock repurchases, see “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” contained in Part II of this report.

Bank holding companies and federally-insured state-chartered banks are required to maintain minimum levels of regulatory capital. At September 30, 2025, Timberland Bancorp and the Bank were in compliance with all applicable capital requirements.  For additional details, see "Note 17 - Regulatory Matters" of the Notes to the Consolidated Financial Statements contained in Item 8 of this report and “Item 1. Business - Regulation of the Bank - Capital Requirements".

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

Item 8.  Financial Statements and Supplementary Data

TIMBERLAND BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm (Delap LLP, Lake Oswego, Oregon, PCAOB ID: 116)	66
Consolidated Balance Sheets as of September 30, 2025 and 2024	68
Consolidated Statements of Income for the Years Ended
September 30, 2025, 2024 and 2023	70
Consolidated Statements of Comprehensive Income for the
Years Ended September 30, 2025, 2024 and 2023	72
Consolidated Statements of Shareholders' Equity for the
Years Ended September 30, 2025, 2024 and 2023	73
Consolidated Statements of Cash Flows for the Years Ended
September 30, 2025, 2024 and 2023	75
Notes to Consolidated Financial Statements	77

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Timberland Bancorp, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Timberland Bancorp, Inc. and Subsidiary (collectively, "the Company") as of September 30, 2025 and 2024, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, "the financial statements"). We also have audited the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America (U.S.). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

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

Allowance for Credit Losses for Loans

Critical Audit Matter Description

As described in Notes 1 and 4 to the financial statements, the Company's allowance for credit losses for loans as of September 30, 2025, was $18.09 million on a total loan portfolio, net of deferred fees, of $1.48 billion. The allowance for credit losses for loans reflects an estimate of lifetime expected credit losses in the loan portfolio. The measurement of expected credit losses is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the Company's loan portfolio.

We identified the Company’s estimate of the allowance for credit losses for loans as a critical audit matter. The principal considerations for our determination of the allowance for credit losses for loans as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts, and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

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
Lake Oswego, Oregon
December 9, 2025

Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

	2025	2024
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$23,649	$29,071
Interest-bearing deposits in banks	219,779	135,657
Total cash and cash equivalents	243,428	164,728

Certificates of deposit (“CDs”) held for investment, at cost	7,217	10,209
Investment securities held to maturity, at amortized cost (net of allowance for credit losses ("ACL") of $36 and $60), (estimated fair value $132,334 and $166,007)	136,861	172,097
Investment securities available for sale, at fair value	78,240	72,257
Investments in equity securities, at fair value	864	866
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,045	2,037
Other investments, at cost	3,000	3,000
Loans held for sale	1,127	—
Loans receivable, net of ACL of $18,091 and $17,478	1,463,590	1,421,523
Premises and equipment, net	21,684	21,486
Other real estate owned (“OREO”) and other repossessed assets, net	221	—
Accrued interest receivable	7,393	6,990
Bank owned life insurance (“BOLI”)	21,830	23,611
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	271	451
Loan servicing rights, net	815	1,372
Operating lease right-of-use ("ROU") assets	2,949	1,475
Other assets	6,113	6,242
Total assets	$2,012,779	$1,923,475

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$430,685	$413,116
Interest-bearing	1,285,950	1,234,552
Total deposits	1,716,635	1,647,668

Operating lease liabilities	3,077	1,575
FHLB borrowings	20,000	20,000
Other liabilities and accrued expenses	10,453	8,819
Total liabilities	1,750,165	1,678,062

Commitments and contingencies (See Note 16)

See Notes to Consolidated Financial Statements

Consolidated Balance Sheets (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Shareholders’ equity	2025	2024
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,889,571 shares issued and outstanding - September 30, 2025 7,960,127 shares issued and outstanding - September 30, 2024	26,305	29,862
Retained earnings	236,607	215,531
Accumulated other comprehensive (loss) income	(298)	20
Total shareholders’ equity	262,614	245,413
Total liabilities and shareholders’ equity	$2,012,779	$1,923,475

See Notes to Consolidated Financial Statements

Consolidated Statements of Income
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2025, 2024 and 2023

	2025	2024	2023
Interest and dividend income
Loans receivable and loans held for sale	$85,525	$77,430	$63,154
Investment securities	8,197	9,129	9,384
Dividends from mutual funds, FHLB stock and other investments	335	361	270
Interest-bearing deposits in banks and CDs	8,220	7,905	7,143
Total interest and dividend income	102,277	94,825	79,951

Interest expense
Deposits	31,272	29,659	11,302
FHLB borrowings	805	999	290
Total interest expense	32,077	30,658	11,592

Net interest income	70,200	64,167	68,359

Provision for (recapture of) credit losses
Provision for credit losses - loans	853	1,254	2,132
Recapture of credit losses - investment securities	(24)	(32)	—
Provision for (recapture of) credit losses - unfunded commitments	105	(71)	—
Total provision for credit losses - net	934	1,151	2,132

Net interest income after provision for (recapture of) credit losses	69,266	63,016	66,227

Non-interest income
Net recoveries on investment securities	14	12	9
Gain on sales of investment securities, net	24	—	95
Service charges on deposits	3,915	4,062	3,824
ATM and debit card interchange transaction fees	4,975	5,066	5,194
BOLI net earnings	1,702	645	706
Gain on sales of loans, net	511	322	244
Escrow fees	96	71	109
Servicing income (loss) on loans sold	140	63	(4)
Other, net	975	895	963
Total non-interest income, net	12,352	11,136	11,140

See Notes to Consolidated Financial Statements

Consolidated Statements of Income (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2025, 2024 and 2023

	2025	2024	2023
Non-interest expense
Salaries and employee benefits	$23,922	$23,730	$23,562
Premises and equipment	4,112	3,998	3,915
Gain on sales/dispositions of premises and equipment, net	—	(2)	(19)
Advertising	761	761	786
OREO and other repossessed assets, net	20	5	1
ATM and debit card interchange transaction fees	2,279	2,384	1,987
Postage and courier	544	538	532
Amortization of CDI	180	226	271
State and local taxes	1,682	1,322	1,219
Professional fees	1,676	1,317	2,078
Federal Deposit Insurance Corporation ("FDIC") insurance	851	833	711
Loan administration and foreclosure	534	521	503
Technology and communications	4,369	4,264	3,545
Deposit operations	1,347	1,540	1,368
Other	3,110	2,309	2,914
Total non-interest expense, net	45,387	43,746	43,373

Income before income taxes	36,231	30,406	33,994

Provision for income taxes	7,070	6,123	6,876
Net income	$29,161	$24,283	$27,118

Net income per common share
Basic	$3.68	$3.02	$3.32
Diluted	$3.67	$3.01	$3.29

See Notes to Consolidated Financial Statements

Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2025, 2024 and 2023

	2025	2024	2023
Comprehensive income
Net income	$29,161	$24,283	$27,118
Other comprehensive (loss) income
Unrealized holding (loss) gain on investment securities available for sale, net of income taxes of $(79), $291, and $(98), respectively	(299)	1,095	(369)
Reclassification adjustment for gain on sales of investment securities available for sale included in net income, net of income taxes of $(5), $0 and $0, respectively.	(19)	—	—
Change in other than temporary impairment ("OTTI") on investment securities held to maturity, net of income taxes:
Accretion of OTTI on investment securities held to maturity, net of income taxes of $0, $2, and $1, respectively	—	9	2

Total other comprehensive (loss) income, net of income taxes	(318)	1,104	(367)

Total comprehensive income	$28,843	$25,387	$26,751

See Notes to Consolidated Financial Statements

Consolidated Statements of Shareholders’ Equity
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2025, 2024 and 2023

	Common Stock			Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2022	8,221,952	$38,751	$180,535	$(717)	$218,569

Net income	—	—	27,118	—	27,118
Other comprehensive loss	—	—	—	(367)	(367)
Repurchase of common stock, net of tax	(185,399)	(4,998)	—	—	(4,998)
Restricted stock grants, net	26,150	—	—	—	—
Exercise of stock options	42,635	698	—	—	698
Common stock dividends ($1.01 per common share)	—	—	(8,267)	—	(8,267)
Stock-based compensation expense	—	320	—	—	320

Balance, September 30, 2023	8,105,338	34,771	199,386	(1,084)	233,073

Net income	—	—	24,283	—	24,283
Other comprehensive income	—	—	—	1,104	1,104
Repurchase of common stock, net of tax	(218,976)	(5,958)	—	—	(5,958)
Restricted stock grants, net	28,615	—	—	—	—
Exercise of stock options	45,150	659	—	—	659
Common stock dividends ($0.95 per common share)	—	—	(7,650)	—	(7,650)
Stock-based compensation expense	—	390	—	—	390
Adoption of ASU 2016-13, net of tax	—	—	(488)	—	(488)

Balance, September 30, 2024	7,960,127	$29,862	$215,531	$20	$245,413

Consolidated Statements of Shareholders’ Equity (continued)
(Dollars in Thousands, Except Per Share Amounts)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2025, 2024 and 2023

	Common Stock			Accumulated Other Comprehensive (Loss) Income
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2024	7,960,127	$29,862	$215,531	$20	$245,413

Net income	—	—	29,161	—	29,161
Other comprehensive loss	—	—	—	(318)	(318)
Repurchase of common stock, net of tax	(179,966)	(5,759)	—	—	(5,759)
Restricted stock grants, net	33,200	—	—	—	—
Exercise of stock options	76,210	1,665	—	—	1,665
Common stock dividends ($1.02 per common share)	—	—	(8,085)	—	(8,085)
Stock-based compensation expense	—	537	—	—	537

Balance, September 30, 2025	7,889,571	$26,305	$236,607	$(298)	$262,614

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities
Net income	$29,161	$24,283	$27,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,537	1,459	1,381
Deferred income taxes	(383)	(383)	(291)
Amortization of CDI	180	226	271
Accretion of discount on purchased loans	(104)	(37)	(75)
Stock-based compensation expense	537	390	320
Gain on sales of investment securities, net	(24)	—	(95)
Net recoveries on investment securities	(14)	(12)	(9)
Change in fair value of investments in equity securities	2	(55)	24
Accretion of discounts and premiums on securities	(1,251)	(1,051)	(1,223)
Gain on sales of loans, net	(511)	(322)	(244)
Gain on sales/dispositions of premises and equipment, net	—	(2)	(19)
Provision for credit losses - net	934	1,151	2,132
Loans originated for sale	(23,217)	(14,024)	(10,946)
Proceeds from sales of loans	22,601	14,746	11,538
Amortization of loan servicing rights	777	894	1,012
BOLI net earnings	(662)	(645)	(627)
BOLI death benefit in excess of cash surrender value	(1,040)	—	(79)
Increase in deferred loan origination fees	103	182	921
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	1,532	(3,780)	(112)
Net cash provided by operating activities	30,158	23,020	30,997

Cash flows from investing activities
Net decrease in CDs held for investment	2,992	4,979	7,706
Purchase of investment securities held to maturity	(5,413)	(1,919)	(15,602)
Purchase of investment securities available for sale	(47,473)	(43,032)	(16,994)
Proceeds from maturities and prepayments of investment securities held to maturity	41,216	100,869	13,123
Proceeds from maturities and prepayments of investment securities available for sale	28,319	14,119	7,442
Proceeds from sales of investment securities available for sale	13,514	—	8,927
Purchase of FHLB stock	(8)	—	(1,408)
Proceeds from redemption of FHLB stock	—	1,565	—
Increase in loans receivable, net	(43,141)	(121,077)	(172,857)
Purchase of premises and equipment	(1,735)	(1,309)	(1,106)
Proceeds from sales/dispositions of premises and equipment	—	8	—
Proceeds from death benefit on BOLI	3,483	—	546
Net cash used in investing activities	(8,246)	(45,797)	(170,223)

See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (continued)
(Dollars in Thousands)

Timberland Bancorp, Inc. and Subsidiary
Years Ended September 30, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from financing activities
Net increase (decrease) in deposits	$68,967	$86,733	$(71,241)
(Repayment of) proceeds from FHLB borrowings	—	(15,000)	35,000
Proceeds from exercise of stock options	1,665	659	698
Repurchase of common stock, net of tax	(5,759)	(5,958)	(4,998)
Payment of dividends	(8,085)	(7,650)	(8,267)
Net cash provided by (used in) financing activities	56,788	58,784	(48,808)

Net increase (decrease) in cash and cash equivalents	78,700	36,007	(188,034)

Cash and cash equivalents
Beginning of year	164,728	128,721	316,755
End of year	$243,428	$164,728	$128,721

Supplemental disclosure of cash flow information
Income taxes paid	$7,662	$6,490	$6,989
Interest paid	$32,246	$29,923	$10,303

Supplemental disclosure of non-cash investing and financing activities
Loans transferred to OREO and other repossessed assets	$221	$—	$—
Other comprehensive (loss) income related to investment securities	$(318)	$1,104	$(367)
Operating lease liabilities arising from recording of ROU assets	$1,835	$—	$72
Adjustment to retained earnings, net of deferred tax - adoption of ASU 2016-13	$—	$(488)	$—

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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

Consolidated Financial Statement Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S.") (“GAAP”) and prevailing practices within the banking industry. The preparation of consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities, as of the date of the consolidated balance sheets, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses ("ACL"), the valuation of assets acquired and liabilities assumed in acquisitions and the valuation of goodwill for potential impairment.

Certain prior year amounts have been reclassified to conform to the 2025 fiscal year presentation with no change to previously reported net income or shareholders’ equity.

Segment Reporting

The Company's revenue is primarily derived from the business of banking. Management has assigned certain responsibilities by business-line and evaluates financial performance on a Company-wide basis. The Company's financial performance is monitored on a consolidated basis by the Company's Chief Executive Officer, President and Chief Financial Officer, which are considered the Company's chief operating decision makers ("CODMs") for financial oversight. The primary measure of performance is consolidated net income. Financial performance is reviewed monthly by the CODMs. The presentation of financial performance is consistent with amounts and financial statement line items shown in the Company's consolidated balance sheets and consolidated statements of income. All of the Company's operations are considered by management to be aggregated in one reportable operating segment.

Cash and Cash Equivalents and Cash Flows

The Company considers amounts included in the consolidated balance sheets’ captions “Cash and due from financial institutions” and “Interest-bearing deposits in banks,” all of which mature within ninety days, to be cash equivalents for purposes of reporting cash flows.

Interest-bearing deposits in banks as of September 30, 2025 and 2024 included deposits with the Federal Reserve Bank of San Francisco ("FRB") of $211,756,000 and $134,234,000, respectively.  The Company also maintains balances in correspondent bank accounts which, at times, may exceed the FDIC insurance limit of $250,000 per correspondent bank. Management believes that its risk of loss associated with such balances is minimal due to the financial strength of the FRB and the correspondent banks.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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

The Company analyzes investment securities to determine whether there have been any events or economic circumstances to indicate that a security has incurred a credit-related loss. The Company considers many factors including recent events specific to the issuer or industry, and for securities, external credit ratings and recent downgrades. Credit component losses are reported in provision for credit losses in the income statement when the present value of expected future cash flows is less than the amortized cost. Noncredit component losses are recorded in other comprehensive income (loss) when the Company (1) does not intend to sell the security or (2) is not more likely than not to have to sell the security prior to the security’s anticipated recovery. If the Company is likely to sell an investment security, any noncredit component losses are recognized and are reported in non-interest income.

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

The Company evaluates its FHLB stock for impairment as needed. The Company's determination of whether this investment is impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared with the capital stock amount and the length of time that any decline has persisted; (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB; (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB; and (4) the liquidity position of the FHLB. Based on its evaluation, the Company determined that there was no impairment of FHLB stock at September 30, 2025 and 2024.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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

Interest on loans is accrued daily based on the principal amount outstanding. Generally, the accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to make payments as they become due or when they are past due 90 days as to either principal or interest (based on contractual terms), unless the loan is well secured and in the process of collection. In determining whether a borrower may be able to make payments as they become due, management considers circumstances such as the financial strength of the borrower, the estimated collateral value, reasons for the delays in payments, payment record, the amounts past due and the number of days past due.  All interest accrued but not collected for loans that are placed on non-accrual status or charged off is reversed against interest income.  Subsequent collections on a cash basis are applied proportionately to past due principal and interest, unless collectability of principal is in doubt, in which case all payments are applied to principal. Loans are returned to accrual status when the loan is deemed current, and the collectability of principal and interest is no longer doubtful, or, in the case of one- to four-family loans, when the loan is less than 90 days delinquent. The categories of non-accrual loans and individually evaluated loans overlap, although they are not identical.

The Company charges fees for originating loans. These fees, net of certain loan origination costs, are deferred and amortized to income on a level-yield basis over the loan term. If the loan is repaid prior to maturity, the remaining unamortized deferred loan origination fee is recognized in income at the time of repayment.

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

Accrued interest receivable on investment securities available for sale is excluded from the estimate of expected credit losses. Changes in the ACL on investment securities available for sale are recorded as provision for (recapture of) credit losses in the consolidated income statements. Losses are charged against the ACL when it is believed the uncollectibility of an investment security available for sale is confirmed or when either of the criteria regarding intent or requirement to sell is met.

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
September 30, 2025 and 2024

consolidated income statements. Losses are charged against the ACL when it is believed the uncollectibility of an investment security held to maturity is confirmed.

ACL on Loans - The Company adopted the new accounting standard for the ACL, commonly referred to as the current expected credit losses ("CECL") methodology, as of October 1, 2023. All disclosures as of and for the years ended September 30, 2025 and 2024 are presented in accordance with the new accounting standard. The comparative financial periods prior to the adoption of this new accounting standard are presented and disclosed under previously applicable GAAP's incurred loss methodology, which is not directly comparable to the new, CECL methodology. See also, Note 4 - Loans Receivable and Allowance for Credit Losses. As a result of implementing this new accounting standard, there was a one-time adjustment to the fiscal year 2024 opening allowance balance of $461,000 related to loans held for investment. The Company elected not to measure an ACL for accrued interest receivable and elected to reverse interest income on loans that are placed on nonaccrual status, which is generally when the instrument is 90 days past due, or earlier if the Company believes the collection of interest is doubtful. The Company has concluded that this policy results in the timely reversal of uncollectible interest.

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

Management's evaluation of the ACL is based on ongoing, quarterly assessments of the known or inherent risks in the loan portfolio. Loss factors are based on the Company's historical loss experiences with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of the current business cycle, a detailed analysis of individually evaluated loans and other factors as deemed appropriate. Management also assesses the risk related to reasonable and supportable forecasts that are used. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected as changes in these factors increase or decrease from quarter to quarter. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL and may require the Company to make adjustments to the ACL based on their judgment about information available to them at the time of their examinations. The ACL on loans totaled $18,091,000 and $17,478,000 at September 30, 2025 and 2024, respectively.

ACL for Unfunded Loan Commitments - The Company maintains a separate ACL related to unfunded loan commitments.  Management estimates the amount of expected losses related to unfunded, off-balance sheet commitments over the contractual period in which there is exposure to credit risk from a contractual obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical utilization. Credit risk associated with the unfunded commitments is consistent with the loss ratio for each loan segment within the ACL for loans. The ACL on unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision for (recapture of) credit losses on the consolidated income statements. The ACL on unfunded loan commitments totaled $432,000 and $327,000 at September 30, 2025 and 2024, respectively.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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

OREO and Other Repossessed Assets

OREO and other repossessed assets consist of properties or assets acquired through or in lieu of foreclosure, and are recorded initially at the estimated fair value of the properties less estimated costs of disposal, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. When the property is acquired, any excess of the loan balance over the estimated net realizable value is charged to the ACL for loans. The valuation of real estate is subjective in nature and may be adjusted in future periods because of changes in economic conditions. Management considers third-party appraisals, as well as independent fair market value assessments from realtors or persons involved in selling real estate, in determining the estimated fair values of particular properties. In addition, as certain of these third-party appraisals and independent fair market value assessments are only updated periodically, changes in the values of specific properties may have occurred subsequent to the most recent appraisals. Accordingly, the amounts of any such potential changes and any related adjustments are generally recorded at the time such information is received. Costs relating to development and improvement of the properties or assets are capitalized, while costs relating to holding the properties or assets are expensed.

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

An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test would be completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit's estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss would be recognized equal to the amount of excess, limited to the amount of total goodwill allocated to the reporting unit.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

As of September 30, 2025, management believes that there were no events or changes in the circumstances since May 31, 2025 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or decreases in the Company's stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operation and financial condition.

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

Operating Leases

The Company has only identified leases classified as operating leases. Operating leases are recorded as ROU assets and lease liabilities within operating lease ROU assets and operating lease liabilities, respectively, in the consolidated balance sheet. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at the lease agreement commencement date based on the present value of lease payments over the lease term. The lease term incorporates options to extend the lease when it is reasonably certain that the Company will exercise that option. As the Company's leases typically do not provide an implicit rate; the Company uses the weighted average discount rate to estimate the present value of future lease payments in calculating the value of the ROU asset. The operating lease ROU asset is further reduced by any lease pre-payments made and lease incentives. The leases may contain various provisions for increases in rental rates based either on changes in the published Consumer Price Index or a predetermined escalation schedule and such variable lease payments are recognized as lease expense as they are incurred. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

The Company excludes operating leases with a term of twelve months or less from being capitalized as ROU assets and lease liabilities.

Impairment of Long-Lived Assets

Long-lived assets, consisting of premises and equipment, and lease ROU assets, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the recorded amount of an asset to undiscounted future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

amount by which the recorded amount of the assets exceeds the discounted recovery amount or estimated fair value of the assets. No events or changes in circumstances have occurred during the years ended September 30, 2025 or 2024 that would cause management to re-evaluate the recoverability of the Company’s long-lived assets.

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

With respect to accounting for uncertainty in incomes taxes, a tax provision is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely to be realized upon examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters as income tax expense. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years ended on or before September 30, 2021.

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

Related Party Transactions

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The previous Board Chair of the Bank and Timberland Bancorp passed away during the year ended September 30, 2023. He was a member of the law firm that provides general counsel to the Company. Legal and other fees paid to this law firm during the period he served on the Board for the year ended September 30, 2023 totaled $24,000.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, as amended by ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10 and ASU 2019-11. ASU 2016-13 replaces the existing incurred losses methodology with a current expected losses methodology with respect to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held to maturity investment securities and off-balance sheet commitments. In addition, ASU 2016-13 required credit losses relating to available for sale debt securities to be recorded through an ACL rather than as a reduction of the carrying amount. ASU 2016-13 also changed the accounting for Purchased Credit Impaired ("PCI") debt securities and loans. ASU 2016-13 retained many of the current disclosure requirements in GAAP and expanded certain disclosure requirements. As a "smaller reporting company" filer with the U.S. Securities and Exchange Commission, ASU 2016-13 was effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Upon adoption, the Company experienced changes in the processes and procedures to calculate the ACL, including changes in the assumptions and estimates to consider expected credit losses over the life of the loan versus the accounting practices that were utilized with the incurred loss model. In addition, the prior policy for OTTI on investment securities held to maturity was replaced with an allowance approach.

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

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASU 2016-13): Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminate the accounting guidance for trouble debt restructurings ("TDR") for creditors, require new disclosures for creditors for certain loan refinancing and restructurings when a borrower is experiencing financial difficulty, and require public business entities to include current-period gross write-offs in the vintage disclosure tables. This ASU was effective upon adoption of ASU 2016-13. On October 1, 2023, the Company adopted this ASU at the same time ASU 2016-13 was adopted.

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
September 30, 2025 and 2024

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

In November 2024, the FASB issued ASU 2024-03, Income Statement (Topic 220): Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures. The amendments in this ASU require disclosure, in notes to the financial statements, of specified information about certain costs and expenses. In conjunction with recent standards that enhanced the disaggregation of revenue and income tax information, the disaggregated expense information will enable investors to better understand the major components of an entity's income statement. The new standard is effective for annual periods beginning after December 15, 2026, with early adoption permitted. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of the ASU to have a material impact on its business operations or the Company's consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, Income Statement (Subtopic 220-40): Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures: Clarifying the Effective Date. The amendments in this ASU amend the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2025-01 is permitted.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

Note 2 - Restricted Assets

Federal Reserve regulations require the Bank to maintain certain minimum reserve balances on hand or on deposit with the FRB, based on a percentage of transaction account deposits. The Federal Reserve reduced the reserve requirement ratio to zero percent, effective March 26, 2020 and has not announced any plans to reinstate it; however, it retains the discretion to adjust reserve requirement ratios at any time.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Note 3 - Investment Securities

Held to maturity and available for sale investment securities were as follows as of September 30, 2025 and 2024 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	ACL
September 30, 2025
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,646	$15	$(2,760)	$66,901	$—
Mortgage-backed securities ("MBS"):
U.S. government agencies	48,735	199	(1,357)	47,577	—
Private label residential	17,376	196	(822)	16,750	35
Municipal securities	605	6	—	611	—
Bank issued trust preferred securities	499	—	(4)	495	1
Total	$136,861	$416	$(4,943)	$132,334	$36

Available for Sale
U.S. government securities	$4,968	$—	$—	$4,968
MBS: U.S. government agencies	73,649	382	(759)	73,272
Total	$78,617	$382	$(759)	$78,240

September 30, 2024
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,312	$70	$(4,197)	$88,185	$—
MBS:
U.S. government agencies	49,481	174	(1,378)	48,277	—
Private label residential	28,479	231	(980)	27,730	55
Municipal securities	1,330	8	—	1,338	—
Bank issued trust preferred securities	495	—	(18)	477	5
Total	$172,097	$483	$(6,573)	$166,007	$60

Available for Sale
U.S. government securities	$3,934	$6	$(1)	$3,939
MBS: U.S. government agencies	68,297	545	(524)	68,318
Total	$72,231	$551	$(525)	$72,257

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2025 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$56,960	$(2,760)	14	$56,960	$(2,760)
MBS:
U.S. government agencies	7	—	1	27,776	(1,357)	42	27,783	(1,357)
Private label residential	341	(2)	3	14,646	(820)	14	14,987	(822)
Bank issued trust preferred securities	495	(4)	1	—	—	—	495	(4)
Total	$843	$(6)	5	$99,382	$(4,937)	70	$100,225	$(4,943)

Available for Sale
U.S. government securities	$3,977	$—	1	$—	$—	—	$3,977	$—
MBS: U.S. government agencies	11,922	(67)	3	28,947	(692)	24	40,869	(759)
Total	$15,899	$(67)	4	$28,947	$(692)	24	$44,846	$(759)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2024 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses	Qty	Estimated Fair Value	Gross Unrealized Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$78,363	$(4,197)	17	$78,363	$(4,197)
MBS:
U.S. government agencies	1	—	1	28,618	(1,378)	44	28,619	(1,378)
Private label residential	804	(6)	1	20,447	(974)	19	21,251	(980)
Bank issued trust preferred securities	—	—	—	477	(18)	1	477	(18)
Total	$805	$(6)	2	$127,905	$(6,567)	81	$128,710	$(6,573)

Available for Sale
U.S. government securities	$1,962	$(1)	1	$—	$—	—	$1,962	$(1)
MBS:
U.S. government agencies	11,368	(117)	4	25,751	(407)	23	37,119	(524)
Total	$13,330	$(118)	5	$25,751	$(407)	23	$39,081	$(525)

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

During the year ended September 30, 2025, the Company recorded a $4,000 net realized loss on 17 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2024, the Company recorded a $2,000 net realized loss on 14 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the year ended September 30, 2023, the Company recorded an $11,000 net realized loss on 14 held to maturity investment securities, all of which had been recognized previously as a credit loss.

During the year ended September 30, 2025, the Company recorded a $24,000 realized gain on sale of six available for sale investment securities. There were no realized gains or losses on available for sale securities for the year ended September 30, 2024. During the year ended September 30, 2023, the Company recorded a $95,000 realized gain on sale of two available for sale investment securities.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits and FHLB collateral totaled $195,934,000 and $208,810,000 at September 30, 2025 and 2024, respectively.

The contractual maturities of debt securities at September 30, 2025 are as follows (dollars in thousands). Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$24,152	$23,898	$7,091	$7,092
Due after one year to five years	56,882	54,352	3,780	3,772
Due after five years to ten years	134	233	194	193
Due after ten years	55,693	53,851	67,552	67,183
Total	$136,861	$132,334	$78,617	$78,240

Credit Quality Indicators and Allowance for Credit Losses

Available for Sale Investment Securities

The Company assesses each available for sale investment security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale investment securities at September 30, 2025 and 2024 or upon adoption of ASU 2016-13 on October 1, 2023. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are impaired because of their credit quality or related to any issuer or industry specific event. The Company has the ability and intent to hold the investments until the fair value recovers.

Held to Maturity Investment Securities

The Company measures expected credit losses on held to maturity investment securities, which are comprised of U.S. government agency and U.S. government mortgage-backed securities, private label mortgage-backed securities, municipal and other bonds. The Company's agency and mortgage-backed securities that are issued by U.S. government entities and agencies are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no ACL has been established for these securities. The ACL on the private label mortgage-backed securities, municipal, and other bonds within the held to maturity securities schedule is calculated using the probability of default/loss given default ("PD/LGD") method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At September 30, 2025 and 2024, the ACL on the held to maturity securities portfolio totaled $36,000 and $60,000, respectively.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The following tables set forth information for the years ended September 30, 2025 and 2024 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Year Ended September 30, 2025
Held to Maturity	Beginning Allowance	Provision for (Recapture of ) Credit Losses	Ending Allowance
MBS:
Private label residential	$55	$(20)	$35
Bank issued trust preferred securities	5	(4)	1
Total	$60	$(24)	$36

	Year Ended September 30, 2024
Held to Maturity	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of ) Credit Losses	Ending Allowance
MBS:
Private label residential	$—	$82	$(27)	$55
Bank issued trust preferred securities	—	10	(5)	$5
Total	$—	$92	$(32)	$60

The ACL on held to maturity securities is included within investment securities held to maturity on the consolidated balance sheets. Changes in the ACL are recorded through the provision for (recapture of) credit losses on the consolidated income statements.

Accrued interest receivable on held to maturity investment securities totaled $316,000 and $455,000 at September 30, 2025 and 2024, respectively, and is included in accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Held to maturity investment securities are typically classified as non-accrual when the contractual payment of principal and interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity debt securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had $35,000 and $51,000 of private label mortgage-backed held to maturity investment securities in non-accrual status at September 30, 2025 and 2024, respectively.

The Company monitors the credit quality of debt securities held to maturity using credit ratings from Moody's, S&P and Fitch. The Company monitors the credit ratings on a quarterly basis.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The following tables set forth the Company's held to maturity investment securities at September 30, 2025 and 2024 by credit quality indicator (dollars in thousands):

	Credit Ratings
As of September 30, 2025	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,646	$—	$—	$69,646
MBS:
U.S. government agencies	48,735	—	—	48,735
Private label securities	12,455	—	4,921	17,376
Municipal securities	605	—	—	605
Bank issued trust preferred securities	—	—	499	499
Total held to maturity	$131,441	$—	$5,420	$136,861

	Credit Ratings
As of September 30, 2024	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$92,312	$—	$—	$92,312
MBS:
U.S. government agencies	49,481	—	—	49,481
Private label securities	16,277	—	12,202	28,479
Municipal securities	1,230	—	100	1,330
Bank issued trust preferred securities	—	—	495	495
Total held to maturity	$159,300	$—	$12,797	$172,097

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

The following table represents a roll forward of the credit loss component of held to maturity investment securities that have been written down for OTTI with the credit loss component recognized in earning for the years ended September 30, 2025, 2024 and 2023 (dollars in thousands):

	2025	2024	2023
Balance, beginning of year	$803	$816	$836

Subtractions:
Net realized losses previously recorded as credit losses	(4)	(2)	(11)
Recovery of prior credit loss	(11)	(11)	(9)
Balance, end of year	$788	$803	$816

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Note 4 - Loans Receivable and Allowance for Credit Losses

Loans receivable by portfolio segment consisted of the following at September 30, 2025 and 2024 (dollars in thousands):

	2025	2024
Mortgage loans:
One- to four-family	$317,691	$299,123
Multi-family	207,767	177,350
Commercial	610,692	599,219
Construction – custom and owner/builder	130,341	132,101
Construction – speculative one- to four-family	10,745	11,495
Construction – commercial	21,818	29,463
Construction – multi-family	45,660	28,401
Construction – land development	15,324	17,741
Land	35,952	29,366
Total mortgage loans	1,395,990	1,324,259
Consumer loans:
Home equity and second mortgage	50,479	47,913
Other	2,034	3,129
Total consumer loans	52,513	51,042

Commercial loans:
Commercial business	126,937	138,743
SBA Paycheck Protection Program ("PPP")	58	260
Total commercial loans	126,995	139,003
Total loans receivable	1,575,498	1,514,304
Less:
Undisbursed portion of construction loans in process ("LIP")	88,289	69,878
Deferred loan origination fees, net	5,528	5,425
Allowance for credit losses	18,091	17,478
	111,908	92,781
Loans receivable, net	$1,463,590	$1,421,523

Loans receivable at September 30, 2025 and 2024 are reported net of unamortized discounts totaling $51,000 and $155,000, respectively.

Significant Concentrations of Credit Risk

Most of the Company’s lending activity is with customers located in the state of Washington and involves real estate. At September 30, 2025, the Company had $1,446,469,000 (including $88,289,000 of undisbursed construction loans in process) in loans secured by real estate, which represented 91.81% of total loans receivable. The real estate loan portfolio is primarily secured by one- to four-family properties, multi-family properties, land, and a variety of commercial real estate property types. At September 30, 2025, there were no concentrations of real estate loans to a specific industry or secured by a specific collateral type that equaled or exceeded 20% of the Company’s total loan portfolio, other than loans secured by one-to four-family properties. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions in the region and the impact of those changes on the real estate market. The Company typically originates real estate loans with loan-to-value ratios of no greater than 85%.  Collateral and/or guarantees are required for all loans.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Related Party Loans

Certain related parties of the Company, principally Bank directors and officers, are loan customers of the Bank in the ordinary course of business. Such related party loans were performing according to their repayment terms at September 30, 2025 and 2024. Activity in related party loans during the years ended September 30, 2025, 2024 and 2023 was as follows (dollars in thousands):

	2025	2024	2023
Balance, beginning of year	$527	$102	$50
New loans or borrowings	320	623	61
Repayments and reclassifications	(355)	(198)	(9)
Balance, end of year	$492	$527	$102

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

Construction Lending:  The Company currently originates the following types of construction loans: custom , owner/builder, speculative, commercial real estate, multi-family and land development.

Construction lending affords the Company the opportunity to achieve higher interest rates and fees with shorter terms to maturity than does its single-family permanent mortgage lending. Construction lending, however, is generally considered to involve a higher degree of risk than one- to four family residential lending because of the inherent difficulty in estimating both a property’s value at completion of the project and the estimated cost of the project.  The nature of these loans is such that they are generally more difficult to evaluate and monitor. If the estimated cost of construction proves to be inaccurate, the Company may be required to advance funds beyond the amount originally committed to complete the project. If the estimate of value upon completion proves to be inaccurate, the Company may be confronted with a project whose value is insufficient to assure

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

full repayment, and the Company may incur a loss. Projects may also be jeopardized by disagreements between borrowers and builders and by the failure of builders to pay subcontractors. Loans to construct homes for which no purchaser has been identified carry more risk, because the payoff for the loan depends on the builder’s ability to sell the property prior to the time that the construction loan is due. The Company attempts to mitigate these risks by adhering to its underwriting policies, disbursement procedures and monitoring practices.

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

Commercial Business Lending:  The Company originates commercial business loans which are generally secured by business equipment, accounts receivable, inventory and/or other property. The Company also generally obtains personal guarantees from the business owners based on a review of personal financial statements. Commercial business lending generally involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values, and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable and/or other business assets, the liquidation of collateral in the event of a borrower default is often an insufficient source of repayment, because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use. Accordingly, the repayment of a commercial business loan depends primarily on the credit-worthiness of the borrower (and any guarantors), while the liquidation of collateral is a secondary and potentially insufficient source of repayment. The Company attempts to mitigate

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

these risks by adhering to its underwriting policies in evaluating the management of the business and the credit-worthiness of the borrowers and the guarantors.

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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At September 30, 2025 and 2024, one loan was classified as doubtful.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At September 30, 2025 and 2024, there were no loans classified as loss.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The following table sets forth the Company's loan portfolio at September 30, 2025 by risk attribute and year of origination as well as current period gross charge-offs (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$10,885	$25,692	$79,193	$102,942	$45,274	$47,078	$—	$311,064
Special Mention	—	—	—	4,846	—	—	—	4,846
Substandard	—	—	1,781	—	—	—	—	1,781
Total one- to four-family	$10,885	$25,692	$80,974	$107,788	$45,274	$47,078	$—	$317,691

Multi-family
Risk Rating
Pass	$16,305	$13,129	$40,004	$39,064	$22,489	$62,516	$1,334	$194,841
Watch	—	—	—	—	—	3,264	—	3,264
Substandard	—	—	—	—	9,662	—	—	9,662
Total multi-family	$16,305	$13,129	$40,004	$39,064	$32,151	$65,780	$1,334	$207,767

Commercial real estate
Risk Rating
Pass	$47,145	$25,419	$79,692	$123,631	$82,507	$225,019	$10,212	$593,625
Watch	—	—	—	238	—	9,307	—	9,545
Special Mention	—	—	—	—	—	32	—	32
Substandard	—	—	—	—	—	7,490	—	7,490
Total commercial real estate	$47,145	$25,419	$79,692	$123,869	$82,507	$241,848	$10,212	$610,692

Construction-custom & owner/builder
Risk Rating
Pass	$32,733	$33,785	$560	$—	$758	$—	$—	$67,836
Watch	—	3,875	5,367	1,855	1,232	—	—	12,329
Substandard	—	—	—	553	—	—	—	553
Total construction-customer & owner/builder	$32,733	$37,660	$5,927	$2,408	$1,990	$—	$—	$80,718

Construction-speculative one-to four-family
Risk Rating
Pass	$6,375	$16	$44	$—	$—	$—	$—	$6,435
Watch	—	—	488	—	—	—	—	488
Total construction-speculative one-to four-family	$6,375	$16	$532	$—	$—	$—	$—	$6,923

Construction-commercial
Risk Rating
Pass	$10,284	$2,725	$2,725	$—	$—	$—	$—	$15,734
Total construction-commercial	$10,284	$2,725	$2,725	$—	$—	$—	$—	$15,734

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
Construction-multi-family
Risk Rating
Pass	$11,084	$7,604	$—	$—	$—	$—	$—	$18,688
Total construction-multi-family	$11,084	$7,604	$—	$—	$—	$—	$—	$18,688

Construction-land development
Risk Rating
Pass	$—	$358	$1,629	$—	$—	$—	$—	$1,987
Substandard	—	—	—	11,549	—	—	—	11,549
Total construction-land development	$—	$358	$1,629	$11,549	$—	$—	$—	$13,536

Land
Risk Rating
Pass	$11,667	$9,393	$3,741	$5,805	$1,951	$2,339	$303	$35,199
Watch	—	—	—	298	—	455	—	753
Total land	$11,667	$9,393	$3,741	$6,103	$1,951	$2,794	$303	$35,952

Home equity and second mortgage
Risk Rating
Pass	$2,528	$5,154	$3,574	$1,556	$237	$2,112	$34,649	$49,810
Watch	—	—	—	—	—	10	—	10
Substandard	—	—	—	—	—	57	602	659
Total home equity and second mortgage	$2,528	$5,154	$3,574	$1,556	$237	$2,179	$35,251	$50,479

Other consumer
Risk Rating
Pass	$565	$459	$390	$82	$48	$423	$38	$2,005
Watch	—	—	—	—	—	7	—	7
Substandard	—	—	—	—	—	—	22	22
Total other consumer	$565	$459	$390	$82	$48	$430	$60	$2,034
Current period gross write-offs	$4	$1	$—	$—	$—	$—	$1	$6

Commercial business
Risk Rating
Pass	$10,686	$12,875	$17,674	$27,359	$5,793	$9,870	$40,048	$124,305
Watch	—	—	—	—	649	—	—	649
Special Mention	—	—	—	187	304	201	—	692
Substandard	—	—	159	140	—	790	—	1,089
Doubtful	—	—	202	—	—	—	—	202
Total commercial business	$10,686	$12,875	$18,035	$27,686	$6,746	$10,861	$40,048	$126,937
Current period gross write-offs	$—	$—	$—	$241	$—	$—	$—	$241

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
SBA PPP
Risk Rating
Pass	$—	$—	$—	$—	$58	$—	$—	$58
Total SBA PPP	$—	$—	$—	$—	$58	$—	$—	$58

Total loans receivable, gross (net of construction LIP)
Risk Rating
Pass	$160,257	$136,609	$229,226	$300,439	$159,115	$349,357	$86,584	$1,421,587
Watch	—	3,875	5,855	2,391	1,881	13,043	—	27,045
Special Mention	—	—	—	5,033	304	233	—	5,570
Substandard	—	—	1,940	12,242	9,662	8,337	624	32,805
Doubtful	—	—	202	—	—	—	—	202
Total loans receivable	$160,257	$140,484	$237,223	$320,105	$170,962	$370,970	$87,208	$1,487,209
Current period gross charge-off	$4	$1	$—	$241	$—	$—	$1	$247

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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

Allowance for Credit Losses
During the year ended September 30, 2025, the ACL on loans increased $613,000 due primarily to a provision for credit losses on loans of $853,000, partially offset by net charge-offs of $240,000. The provision for credit losses on loans recognized during the year ended September 30, 2025 was primarily due to growth in balances of collectively evaluated loans. During the year ended September 30, 2024, the ACL on loans increased $1,661,000 primarily due to a provision for credit losses on loans of $1,254,000 and a $461,000 upward adjustment related to the adoption of ASU 2016-13. The provision for credit losses on loans recognized during the year ended September 30, 2024 was primarily due to growth in the balances of collectively evaluated loans.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The following table sets forth information for the year ended September 30, 2025 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,632	$260	$—	$—	$2,892
Multi-family	1,308	317	—	—	1,625
Commercial	6,934	213	—	—	7,147
Construction – custom and owner/builder	1,328	(60)	—	—	1,268
Construction – speculative one- to four-family	128	(16)	—	—	112
Construction – commercial	537	(189)	—	—	348
Construction – multi-family	456	(56)	—	—	400
Construction – land development	335	77	—	—	412
Land	793	4	—	—	797
Consumer loans:
Home equity and second mortgage	348	87	—	—	435
Other	39	24	(6)	1	58
Commercial business loans	2,640	192	(241)	6	2,597
Total	$17,478	$853	$(247)	$7	$18,091

The following table sets forth information for the year ended September 30, 2024 regarding activity in the allowance for loan losses by portfolio segment (dollars in thousands):

	Beginning Allowance	Impact of Adopting CECL (ASU 2016-13)	Provision for (Recapture of) Credit Losses	Charge- offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,417	$(408)	$580	$—	$43	$2,632
Multi-family	1,156	(120)	272	—	—	1,308
Commercial	7,209	(494)	219	—	—	6,934
Construction – custom and owner/ builder	750	542	36	—	—	1,328
Construction – speculative one- to four-family	148	(16)	(4)	—	—	128
Construction – commercial	316	176	45	—	—	537
Construction – multi-family	602	204	(350)	—	—	456
Construction – land development	274	25	36	—	—	335
Land	406	318	69	—	—	793
Consumer loans:
Home equity and second mortgage	519	(243)	72	—	—	348
Other	53	(7)	2	(9)	—	39
Commercial business loans	1,967	484	277	(92)	4	2,640
Total	$15,817	$461	$1,254	$(101)	$47	$17,478

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The following table sets forth the information for the year ended September 30, 2023 regarding activity in the allowance for loan losses by portfolio (dollars in thousands):

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The following table presents an analysis of loans by aging category and portfolio segment at September 30, 2025 (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Non- Accrual(1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
Mortgage loans:
One- to four-family	$—	$210	$1,781	$—	$1,991	$315,700	$317,691
Multi-family	—	—	—	—	—	207,767	207,767
Commercial	—	255	159	—	414	610,278	610,692
Construction – custom and owner/ builder	—	—	553	—	553	80,165	80,718
Construction – speculative one- to four-family	—	—	—	—	—	6,923	6,923
Construction – commercial	—	—	—	—	—	15,734	15,734
Construction – multi-family	—	—	—	—	—	18,688	18,688
Construction – land development	—	—	—	—	—	13,536	13,536
Land	—	—	—	—	—	35,952	35,952
Consumer loans:
Home equity and second mortgage	—	411	602	—	1,013	49,466	50,479
Other	—	—	22	—	22	2,012	2,034
Commercial business loans	374	—	1,290	—	1,664	125,273	126,937
SBA PPP loans	—	—	—	—	—	58	58
Total	$374	$876	$4,407	$—	$5,657	$1,481,552	$1,487,209
__________________
(1)Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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

At September 30, 2025, the Company had $1,312,000 of non-accrual loans with an ACL of $360,000 and $3,095,000 of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of September 30, 2025 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four- family	$1,781	$—
Commercial	159	—
Construction - custom and owner/builder	553	—
Consumer loans:
Home equity and second mortgage	602	—
Other	22	22
Commercial business loans	1,290	338
Total	$4,407	$360

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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
September 30, 2025 and 2024

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
Total
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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The following tables present the amortized cost basis of loans at September 30, 2025 that were both experiencing financial difficulty and modified during the year ended September 30, 2025, by loan class and modification type (dollars in thousands):

	Combination - Term Extension and Collateral Addition
September 30, 2025	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business Loan	$256	0.20%	Loan extended three months and secured by a deed of trust on a land parcel

	Combination - Term Extension and Payment Modification
September 30, 2025	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business Loan	$1	—%	Loan extended seven months, monthly payment reduced with principal payments due at time of change in terms and 1.5 months after signing

The loans above are performing according to modified terms. There were no modified loans to borrowers experiencing financial difficulty at September 30, 2024.

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

Note 5 - Premises and Equipment

Premises and equipment consisted of the following at September 30, 2025 and 2024 (dollars in thousands):

	2025	2024
Land	$5,404	$5,404
Buildings and improvements	26,131	25,592
Furniture and equipment	12,199	11,316
Property held for future expansion	116	116
Construction and purchases in progress	347	222
	44,197	42,650
Less accumulated depreciation	22,513	21,164
Premises and equipment, net	$21,684	$21,486

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Note 6 – OREO and Other Repossessed Assets

The following table presents the activity related to OREO and other repossessed assets for the years ended September 30, 2025 and 2024 (dollars in thousands):

	2025		2024
	Amount	Number	Amount	Number
Balance, beginning of year	$—	1	$—	2
Other additions	221	1	—	—
Sales	—	—	—	(1)
Balance, end of year	$221	2	$—	1

At September 30, 2025, OREO and other repossessed assets consisted of two OREO properties in Washington with a book value of $221,000. At September 30, 2024, OREO and other repossessed assets consisted of one OREO property in Washington with no book value. The Company did not record a net gain or loss on sale of OREO for the years ended September 30, 2025, 2024 and 2023. Gains and losses on sales of OREO and other repossessed assets are recorded in the OREO and other repossessed assets, net category in non-interest expense in the accompanying consolidated statements of income.

At September 30, 2025 there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical possession, and there was one one-to-four-family property in the process of foreclosure.

At September 30, 2024 there were no foreclosed residential real estate properties held in OREO as a result of obtaining physical position, and there were no one-to-four-family properties in the process of foreclosure.

Note 7 - Goodwill and CDI

Goodwill
There were no changes to the recorded amount of goodwill for both years ended September 30, 2025 and 2024.

CDI
The CDI amortization expense totaled $180,000, $226,000 and $271,000 for the years ended September 30, 2025, 2024 and 2023, respectively.

Amortization expense for the CDI for fiscal years ending subsequent to September 30, 2025 is estimated to be as follows (dollars in thousands):

2026	$136
2027	90
2028	45
Total	$271

Note 8 - Loan Servicing Rights

The Company services one- to four-family mortgage loans for Freddie Mac and also provides servicing for secondary market purchasers of the guaranteed portion of SBA loans; such loans are not included in the accompanying consolidated balance sheets. The principal amount of loans serviced for Freddie Mac at September 30, 2025, 2024 and 2023 was $356,158,000, $369,077,000 and $384,619,000, respectively. The guaranteed principal amount of SBA loans serviced for others at September 30, 2025, 2024 and 2023 was $859,000, $1,482,000 and $1,882,000, respectively.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The following is an analysis of the changes in Freddie Mac loan servicing rights for the years ended September 30, 2025, 2024 and 2023 (dollars in thousands):

	2025	2024	2023
Balance, beginning of year	$1,372	$2,124	$3,020
Additions	220	142	113
Amortization	(777)	(894)	(1,009)
Balance, end of year	$815	$1,372	$2,124

At September 30, 2025, 2024 and 2023, the estimated fair value of Freddie Mac servicing rights totaled $4,634,000, $4,655,000 and $5,469,000, respectively. The Freddie Mac servicing rights' fair values at September 30, 2025, 2024 and 2023 were estimated using discounted cash flow analyses with average discount rates of 9.00%, 10.00% and 9.50%, and average conditional prepayment rates of 7.37%, 7.03% and 6.23%, respectively. At September 30, 2025, 2024 and 2023, there was no valuation allowance.

At September 30, 2025 and 2024 there were no SBA servicing rights. There was no valuation allowance on SBA servicing rights at September 30, 2025 and 2024.

Note 9 - Leases

At September 30, 2025, the Company has operating leases for three retail bank branch offices and an administrative office. The Company's leases have remaining lease terms of two to twenty-four years, which include options to extend the leases for up to fifteen years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU assets and lease liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the years ended September 30, 2025, 2024 and 2023 (dollars in thousands):

Lease cost:	2025	2024	2023
Operating lease cost	$417	$380	$354
Short-term lease cost	—	—	—
Total lease cost	$417	$380	$354

The following table provides supplemental information related to operating leases at or for the years ended September 30, 2025, 2024 and 2023 (dollars in thousands):

	2025		2024		2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$344		$332		$316
Weighted average remaining lease term-operating leases	16.44	yrs	5.94	yrs	6.69	yrs
Weighted average discount rate-operating leases	4.07%		2.34%		2.33%

The Company's leases typically do not contain a discount rate implicit in the lease contracts. As an alternative, the incremental borrowing rate is used to estimate the present value of future lease payments in calculating the value of the ROU asset.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Maturities of operating lease liabilities at September 30, 2025 for the five fiscal years ending subsequent to September 30, 2025 and thereafter, are as follows (dollars in thousands):

2026	$377
2027	340
2028	344
2029	339
2030	327
Thereafter	3,127
Total lease payments	4,854
Less imputed interest	1,777
Total	$3,077

Note 10 - Deposits

Deposits consisted of the following at September 30, 2025 and 2024 (dollars in thousands):

	2025	2024
Non-interest-bearing demand	$430,685	$413,116
NOW checking	345,599	333,329
Savings	201,678	205,993
Money market	296,152	326,922
Certificates of deposit	442,521	368,308
Total	$1,716,635	$1,647,668

Individual certificates of deposit in amounts of $250,000 or greater totaled $142,813,000 and $113,579,000 at September 30, 2025 and 2024, respectively. The Company had brokered deposits totaling $43,111,000 and $48,759,000 at September 30, 2025 and 2024, respectively. The Company had reciprocal deposits totaling $87,493,000 and $93,464,000 at September 30, 2025 and 2024, respectively.

Scheduled maturities of certificates of deposit for fiscal years ending subsequent to September 30, 2025 are as follows (dollars in thousands):

2026	$406,987
2027	28,114
2028	3,574
2029	1,072
2030	2,140
Thereafter	634
Total	$442,521

Interest expense on deposits by account type was as follows for the years ended September 30, 2025, 2024 and 2023 (dollars in thousands):

	2025	2024	2023
NOW checking	$4,611	$5,148	$3,561
Savings	640	529	415
Money market	9,882	9,248	1,601
Certificates of deposit	16,139	14,734	5,725
Total	$31,272	$29,659	$11,302

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Note 11 – FHLB Borrowings and Other Borrowings

The Bank has long- and short-term borrowing lines with the FHLB with total credit on the lines up to 45% of the Bank’s total assets, limited by available collateral. At September 30, 2025, the Bank had a borrowing capacity of $639,915,000 prior to outstanding borrowings. The Bank had $20,000,000 short-term and no long-term FHLB borrowings outstanding at September 30, 2025. The short-term borrowings consisted of three borrowings, which mature at various dates during the 2026 fiscal year and bear interest rates ranging from 3.95% to 4.03%. The Bank had $20,000,000 long-term and no short-term FHLB borrowings outstanding at September 30, 2024. The long-term borrowings consisted of three borrowings, which mature at various dates during the 2026 fiscal year and bear interest rates ranging from 3.95% to 4.03%. Under the Advances, Pledge and Security Agreement entered into with the FHLB ("FHLB Borrowing Agreement"), virtually all of the Bank’s assets, not otherwise encumbered, are pledged as collateral for borrowings under the FHLB Borrowing Agreement.

The Bank also maintained short-term borrowing lines with the FRB during the years ended September 30, 2025 and 2024, with total credit based on eligible collateral: Borrower-in-custody ("BIC") and Bank Term Funding Program ("BTFP"). At September 30, 2025, the Bank had a borrowing capacity on the BIC line of $70,571,000, with no outstanding borrowings at September 30, 2025 and 2024. At September 30, 2024, the Bank did not have a balance on the BTFP line, the borrowing program was discontinued by the FRB in March of 2024.

The Bank has a short-term $50,000,000 overnight borrowing line with Pacific Coast Bankers' Bank. The borrowing line may be reduced or withdrawn at any time. The Bank had no outstanding borrowings on this line at both September 30, 2025 and 2024.

Note 12 - Other Liabilities and Accrued Expenses

Other liabilities and accrued expenses were comprised of the following at September 30, 2025 and 2024 (dollars in thousands):

	2025	2024
Accrued deferred compensation, profit sharing plans and bonuses payable	$2,531	$2,483
Accrued interest payable on deposits	1,963	2,132
Accounts payable and accrued expenses - other	5,959	4,204
Total other liabilities and accrued expenses	$10,453	$8,819

Note 13 - Income Taxes

The components of the provision for income taxes for the years ended September 30, 2025, 2024 and 2023 were as follows (dollars in thousands):

	2025	2024	2023
Current:
Federal	$7,453	$6,506	$7,167
Deferred	(383)	(383)	(291)
Provision for income taxes	$7,070	$6,123	$6,876

At September 30, 2025 and 2024, the Company had income tax receivable of $290,000 and $80,000, respectively, which is included in other assets in the accompanying consolidated balance sheets.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The components of the Company’s deferred tax assets and liabilities at September 30, 2025 and 2024 were as follows (dollars in thousands):

	2025	2024
Deferred Tax Assets
Allowance for credit losses	$3,800	$3,670
Allowance for OREO losses	5	5
OTTI credit impairment on investment securities	38	50
Accrued interest on loans	68	69
Deferred compensation and bonuses	121	163
Reserve for loan commitments	90	69
Operating lease liabilities	646	331
Net unrealized losses on investment securities and investments in equity securities	89	5
Other	435	70
Total deferred tax assets	5,292	4,432

Deferred Tax Liabilities
Goodwill	1,187	1,187
Loan servicing rights	171	288
Depreciation	997	815
Loan fees/costs	1,108	1,044
Prepaid expenses	168	159
Purchase accounting adjustment	83	110
Operating lease ROU assets	619	310
Other	—	27
Total deferred tax liabilities	4,333	3,940

Net deferred tax assets	$959	$492

Net deferred tax assets are included in other assets in the accompanying consolidated balance sheets.

No valuation allowance for deferred tax assets was recorded as of September 30, 2025 and 2024, as management believes that it is more likely than not that all of the deferred tax assets will be realized based on management's expectations of future taxable income.

The provision for income taxes for the years ended September 30, 2025, 2024 and 2023 differs from that computed at the federal statutory corporate tax rate as follows (dollars in thousands):

	2025	2024	2023
Expected federal income tax provision at statutory rate	$7,609	$6,385	$7,139
BOLI income	(357)	(135)	(148)
Dividends on Employee Stock Ownership Plan ("ESOP") stock	(58)	(58)	(71)
Stock-based compensation tax effect	(95)	(37)	(66)
Other, net	(29)	(32)	22
Provision for income taxes	$7,070	$6,123	$6,876

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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

As of September 30, 2025, an aggregate of 789,903 ESOP shares, all of which were previously released for allocation to participants, had been distributed to participants.

Total shares held by the ESOP as of September 30, 2025, 2024 and 2023 were 268,097, 272,161 and 317,094, respectively.

There was no compensation expense recognized for the ESOP for the years ended September 30, 2025, 2024 and 2023.

401(k) Plan

Eligible employees may contribute a portion of their wages to the 401(k) Plan up to the maximum established under the Internal Revenue Code. Contributions by the Bank are at the discretion of the Board except for a safe harbor contribution of 3% of eligible employees' wages, which is mandatory according to the plan document. Bank contributions totaled $1,086,000, $1,084,000 and $1,039,000 for the years ended September 30, 2025, 2024 and 2023, respectively.

Note 15 - Stock Compensation Plans

The Company has one active stock compensation plan: the 2019 Equity Incentive Plan. Under the Company's 2019 Equity Incentive Plan, the Company may grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved to be awarded to employees and officers and 50,000 shares are reserved to be awarded to directors and directors emeriti. Shares issued may be purchased in the open market or may be issued from authorized and unissued shares. The exercise price of each option equals the fair market value of the Company’s common stock on the date of grant. Generally, options and restricted stock vest in equal annual installments commencing on the first anniversary of the grant date. Stock options generally vest over a five year period from the date of the grant with a maximum contractual term of ten years from the date of the grant.  Restricted stock grants generally vest over a three or five-year term from the date of grant. At September 30, 2025, there were 129,855 shares of common stock available for future grants under 2019 Equity Incentive Plan. As of September 30, 2025, there were 161,450 shares outstanding that had been previously granted in the 2019 Plan, of which 68,300 were vested and 93,150 were unvested.

The Company's 2014 Equity Incentive Plan (the "2014 Plan") expired on January 27, 2025; therefore no further awards may be granted under the plan. As of September 30, 2025, there were 124,530 shares outstanding that had been previously granted in the 2014 Plan, of which 111,930 were vested and 12,600 were unvested.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Stock option activity for the years ended September 30, 2025, 2024 and 2023 is summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding September 30, 2022	421,925	$23.30
Options granted	1,000	33.40
Options exercised	(42,635)	16.38
Options forfeited	(11,140)	27.26
Outstanding September 30, 2023	369,150	24.00
Options granted	—	—
Options exercised	(45,150)	14.61
Options forfeited	(17,760)	27.07
Outstanding September 30, 2024	306,240	25.21
Options granted	—	—
Options exercised	(76,210)	21.84
Options forfeited	(14,500)	27.96
Outstanding September 30, 2025	215,530	$26.22

The aggregate intrinsic value of options exercised during the years ended September 30, 2025, 2024 and 2023 was $768,000, $655,000 and $632,000, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards with the weighted average assumptions noted in the following table. The risk-free interest rate is based on the rate of a U.S. Treasury security with a similar term as the expected life of the stock option at the particular grant date. The expected life is based on historical data, vesting terms and estimated exercise dates. The expected dividend yield is based on the most recent quarterly dividend on an annualized basis in effect at the time that the options were granted, adjusted, if appropriate, for management's expectations regarding future dividends. The expected volatility is based on historical volatility of the Company’s stock price.  There were 1,000 options granted during the year ended September 30, 2023 with an aggregate grant date fair value of $9,000. There were no options granted during the years ended September 30, 2025 and 2024.

The weighted average assumptions for options granted during the year ended September 30, 2023 was as follows:

2023
Expected volatility	33%
Expected life (in years)	5
Expected dividend yield	2.99%
Risk free interest rate	3.58%
Grant date fair value per share	$8.65

There were 34,930 options that vested during the year ended September 30, 2025 with a total fair value of $191,000. There were 43,690 options that vested during the year ended September 30, 2024 with a total fair value of $235,000. There were 59,990 options that vested during the year ended September 30, 2023 with a total fair value of $316,000.

At September 30, 2025, there were 35,300 unvested options with an aggregate grant date fair value of $235,000, all of which the Company assumes will vest. The unvested options had an aggregate intrinsic value of $196,000 at September 30, 2025.
At September 30, 2024, there were 77,230 unvested options with an aggregate grant date fair value of $468,000.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Additional information regarding options outstanding at September 30, 2025 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
15.67	-	19.13	42,150	$16.54	3.9	42,050	$16.53	3.9
26.50	-	27.40	73,260	27.33	6.2	49,860	27.30	5.9
28.23	-	29.69	76,900	28.75	4.6	65,700	28.84	4.3
31.80	-	33.40	23,220	31.87	3.2	22,620	31.24	3.1
			215,530	$26.22	4.8	180,230	$25.92	4.5

The aggregate intrinsic value of options outstanding at September 30, 2025, 2024 and 2023 was $1,523,000, $1,599,000 and $1,518,000, respectively.

As of September 30, 2025, unrecognized compensation cost related to non-vested stock options was $255,000, which is expected to be recognized over a weighted average period of 1.34 years. Total stock option compensation expense for the years ended September 30, 2025 and 2024 was $192,000 and $233,000, respectively.

During the year ended September 30, 2025, the Company granted a total of 35,350 shares of restricted stock from the 2019 plan subject to time-based vesting. During the year ended September 30, 2024, the Company granted a total of 28,815 shares of restricted stock from the 2019 plan subject to time-based vesting. During the year ended September 30, 2023, the Company granted a total of 26,150 shares of restricted stock from the 2019 Plan subject to time-based vesting.

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At September 30, 2025, unrecognized compensation cost related to unvested restricted stock awards was $2,271,000, which is expected to be recognized over a weighted average period of 2.55 years. Total compensation expense related to restricted stock awards for the year ended September 30, 2025 and 2024 was $345,000 and $157,000, respectively.

The following table presents the activity related to restricted stock for the years ended September 30, 2025, 2024 and 2023:

	Time Based
	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Outstanding, September 30, 2022	—	$—
Granted	26,150	27.37
Forfeited	—	—
Issued	—	—
Outstanding, September 30, 2023	26,150	27.37
Granted	28,815	30.62
Forfeited	(200)	27.37
Issued	(5,750)	27.37
Outstanding, September 30, 2024	49,015	$29.28
Granted	35,350	34.46
Forfeited	(2,150)	28.50
Issued	(11,765)	29.09
Outstanding, September 30, 2025	70,450	$31.94

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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

A summary of the Company’s commitments at September 30, 2025 and 2024 is as follows (dollars in thousands):

	2025	2024
Undisbursed portion of construction loans in process (see Note 4)	$88,289	$69,878
Undisbursed lines of credit	129,536	119,858
Commitments to extend credit	30,888	26,293

The following table sets forth information for the years ended September 30, 2025 and 2024 regarding activity in the ACL (reserve for loss) on unfunded loan commitments (dollars in thousands):

	Year Ended September 30, 2025	Year Ended September 30, 2024
Beginning ACL	$327	$332
Impact of adopting CECL (ASU 2016-13)	—	66
Provision for (recapture of) credit losses	105	(71)
Ending ACL	$432	$327

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

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

The minimum requirements are a common equity Tier 1 ("CET1") capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a leverage ratio of 4.0%. In addition to the minimum regulatory capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum levels in order to avoid limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses based on percentages of retained income that could be utilized for such actions. At September 30, 2025, the Bank's CET1 capital exceeded the required capital conservation buffer.

At September 30, 2025 and 2024, the Bank exceeded all regulatory capital requirements. The Bank was categorized as "well capitalized" at September 30, 2025 and 2024 under the regulations of the FDIC. The following tables compare the Bank’s actual capital amounts at September 30, 2025 and 2024 to its minimum regulatory capital requirements and "Well Capitalized" regulatory capital at those dates (dollars in thousands):

	Actual		Regulatory Minimum To Be "Adequately Capitalized"		Regulatory Minimum To Be "Well Capitalized" Under Prompt Corrective Action Provisions
September 30, 2025	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$247,162	12.5%	$79,319	4.0%	$99,148	5.0%
Risk-based Capital Ratios:
CET1	247,162	19.3	57,623	4.5	83,234	6.5
Tier 1 capital	247,162	19.3	76,831	6.0	102,442	8.0
Total capital	263,200	20.6	102,442	8.0	128,052	10.0

September 30, 2024
Leverage Capital Ratio:
Tier 1 capital	$229,206	12.0%	$76,319	4.0%	$95,399	5.0%
Risk-based Capital Ratios:
CET1	229,206	18.0	57,318	4.5	82,793	6.5
Tier 1 capital	229,206	18.0	76,424	6.0	101,899	8.0
Total capital	245,152	19.3	101,899	8.0	127,374	10.0

Timberland Bancorp is a bank holding company registered with the Federal Reserve. Bank holding companies are subject to capital adequacy requirements of the Federal Reserve under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For a bank holding company with less than $3.0 billion in assets, the capital guidelines apply on a bank only basis, and the Federal Reserve expects the holding company's subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets at September 30, 2025, Timberland Bancorp would have exceeded all regulatory requirements.

The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp at September 30, 2025 and 2024 assuming that Timberland Bancorp was subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets (dollars in thousands):

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

	2025		2024
	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$248,755	12.6%	$231,092	12.1%
Risk-based Capital Ratios:
CET1	248,755	19.4	231,092	18.1
Tier 1 capital	248,755	19.4	231,092	18.1
Total capital	264,800	20.7	247,044	19.4

Note 18 - Condensed Financial Information - Parent Company Only
Condensed Balance Sheets - September 30, 2025 and 2024
(dollars in thousands)

	2025	2024
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$1,155	$1,430
Total cash and cash equivalents	1,155	1,430

Investment securities held to maturity, at amortized cost (net of ACL of $1 and $5) (estimated fair value of $495 and $477)	499	495
Investment in Bank	261,021	243,527
Other assets	94	94
Total assets	$262,769	$245,546

Liabilities and shareholders’ equity
Accrued expenses	$155	$133
Shareholders’ equity	262,614	245,413
Total liabilities and shareholders’ equity	$262,769	$245,546

Condensed Statements of Income - Years Ended September 30, 2025, 2024 and 2023
(dollars in thousands)

	2025	2024	2023
Operating income
Interest on deposits in banks	$—	$—	$—
Interest on investment securities	29	24	24
Dividends from Bank	12,000	14,000	11,400
Total operating income	12,029	14,024	11,424

Operating expenses	441	328	351

Income before income taxes and equity in undistributed income of Bank	11,588	13,696	11,073
Benefit for income taxes	(172)	(145)	(148)

Income before undistributed income of Bank	11,760	13,841	11,221

Equity in undistributed income of Bank	17,401	10,442	15,897
Net income	$29,161	$24,283	$27,118

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Condensed Statements of Cash Flows - Years Ended September 30, 2025, 2024 and 2023
(dollars in thousands)

	2025	2024	2023
Cash flows from operating activities
Net income	$29,161	$24,283	$27,118
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of Bank	(17,401)	(10,442)	(15,897)
Stock-based compensation expense	537	390	320
Other, net	22	(50)	100
Net cash provided by operating activities	12,319	14,181	11,641

Cash flows from investing activities
Investment in Bank	(415)	(319)	(267)
Net cash used in investing activities	(415)	(319)	(267)

Cash flows from financing activities
Proceeds from exercise of stock options	1,665	659	698
Repurchase of common stock, net of tax	(5,759)	(5,958)	(4,998)
Payment of dividends	(8,085)	(7,650)	(8,267)
Net cash used in financing activities	(12,179)	(12,949)	(12,567)

Net increase (decrease) in cash and cash equivalents	(275)	913	(1,193)

Cash and cash equivalents
Beginning of year	1,430	517	1,710
End of year	$1,155	$1,430	$517

Note 19 - Net Income Per Common Share

Information regarding the calculation of basic and diluted net income per common share for the years ended September 30, 2025, 2024 and 2023, is as follows (dollars in thousands, except per share amounts):

	2025	2024	2023
Basic net income per common share computation
Numerator - net income	$29,161	$24,283	$27,118

Denominator - weighted average common shares outstanding	7,917,193	8,038,674	8,175,898

Basic net income per common share	$3.68	$3.02	$3.32

Diluted net income per common share computation
Numerator - net income	$29,161	$24,283	$27,118

Denominator - weighted average common shares outstanding	7,917,193	8,038,674	8,175,898
Effect of dilutive stock options (1)	35,433	41,708	72,283
Weighted average common shares outstanding-assuming dilution	7,952,626	8,080,382	8,248,181

Diluted net income per common share	$3.67	$3.01	$3.29
______________
(1) For the years ended September 30, 2025, 2024 and 2023, average options to purchase 90,042, 225,047 and 207,803 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Note 20 - Accumulated Other Comprehensive (Loss) Income

The changes in accumulated other comprehensive (loss) income ("AOCI") by component during the years ended September 30, 2025, 2024 and 2023 are as follows (dollars in thousands):

	Changes in fair value of available for sale securities [1]	Changes in OTTI on held to maturity securities [1]	Total [1]
2025
Balance of AOCI at the beginning of period	$20	$—	$20
Other comprehensive loss	(318)	—	(318)
Balance of AOCI at the end of period	$(298)	$—	$(298)

2024
Balance of AOCI at the beginning of period	$(1,075)	$(9)	$(1,084)
Other comprehensive income	1,095	9	1,104
Balance of AOCI at the end of period	$20	$—	$20

2023
Balance of AOCI at the beginning of period	$(706)	$(11)	$(717)
Other comprehensive (loss) income	(369)	2	(367)
Balance of AOCI at the end of period	$(1,075)	$(9)	$(1,084)
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

The Company's assets measured at fair value on a recurring basis consist of investment securities available for sale and investments in equity securities. The estimated fair values of available for sale investment securities are based upon quoted market prices (Level 1) and market prices of similar securities or observable inputs (Level 2). The estimated fair values of mutual funds are based upon quoted market prices (Level 1).

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The Company had no liabilities measured at fair value on a recurring basis at September 30, 2025 and 2024. The Company's assets measured at estimated fair value on a recurring basis at September 30, 2025 and 2024 are as follows (dollars in thousands):

	Estimated Fair Value
September 30, 2025	Level 1	Level 2	Level 3	Total
Available for sale investment securities
U.S. government securities	$4,968	$—	$—	$4,968
MBS: U.S. government agencies	—	73,272	—	73,272
Investments in equity securities
Mutual funds	864	—	—	864
Total	$5,832	$73,272	$—	$79,104

September 30, 2024
Available for sale investment securities
U.S. government securities	$3,939	$—	$—	$3,939
MBS: U.S. government agencies	—	68,318	—	68,318
Investments in equity securities
Mutual funds	866	—	—	866
Total	$4,805	$68,318	$—	$73,123

There were no transfers among Level 1, Level 2 and Level 3 during the years ended September 30, 2025 and 2024.

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at September 30, 2025 and 2024 (dollars in thousands):

	Total Estimated	Estimated Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
September 30, 2025

Individually evaluated collateral-dependent loans
Commercial business loans	$177	$—	$—	$177
Total loans	177	—	—	177
OREO and other repossessed assets	221	—	—	221
Total	$398	$—	$—	$398

September 30, 2024
Individually evaluated collateral-dependent loans	$1,315	$—	$—	$1,315

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a non-recurring basis at September 30, 2025 and 2024:

	Valuation Technique	Significant Unobservable Inputs	Range

Individually evaluated collateral-dependent loans	Market approach	Appraised value less estimated selling costs	8%
OREO and other repossessed assets	Market approach	Lower of appraised value or listing price less estimated selling costs	8%

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time.  Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change.  In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a fair value for these types of items as of September 30, 2025 and 2024. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2025 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$243,428	$243,428	$243,428	$—	$—
CDs held for investment	7,217	7,217	7,217	—	—
Investment securities	215,101	210,574	71,870	138,704	—
Investments in equity securities	864	864	864	—	—
FHLB stock	2,045	2,045	2,045	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,127	1,159	1,159	—	—
Loans receivable, net	1,463,590	1,441,850	—	—	1,441,850
Accrued interest receivable	7,393	7,393	7,393	—	—

Financial Liabilities
Certificates of deposit	442,521	442,024	—	—	442,024
FHLB borrowings	20,000	20,009	—	—	20,009
Accrued interest payable	1,963	1,963	1,963	—	—

The recorded amounts and estimated fair values of financial instruments were as follows as of September 30, 2024 (dollars in thousands):

			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial Assets
Cash and cash equivalents	$164,728	$164,728	$164,728	$—	$—
CDs held for investment	10,209	10,209	10,209	—	—
Investment securities	244,354	238,264	92,124	146,140	—
Investments in equity securities	866	866	866	—	—
FHLB stock	2,037	2,037	2,037	—	—
Other investments	3,000	3,000	3,000	—	—
Loans receivable, net	1,421,523	1,387,642	—	—	1,387,642
Accrued interest receivable	6,990	6,990	6,990	—	—

Financial Liabilities
Certificates of deposit	368,308	368,312	—	—	368,312
FHLB borrowings	20,000	20,035	—	—	20,035
Accrued interest payable	2,132	2,132	2,132	—	—

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

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

Note 22 - Selected Quarterly Financial Data (Unaudited)

The following selected financial data is presented for the quarters ended (dollars in thousands, except per share amounts):

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Interest and dividend income	$26,611	$25,544	$24,865	$25,257
Interest expense	(8,216)	(7,922)	(7,652)	(8,287)
Net interest income	18,395	17,622	17,213	16,970

Provision for credit losses, net	(221)	(440)	(246)	(27)
Non-interest income	4,093	2,875	2,687	2,697
Non-interest expense	(11,959)	(11,167)	(11,194)	(11,067)

Income before income taxes	10,308	8,890	8,460	8,573

Provision for income taxes	1,861	1,790	1,705	1,714
Net income	$8,447	$7,100	$6,755	$6,859

Net income per common share
Basic	$1.07	$0.90	$0.85	$0.86
Diluted (1)	$1.07	$0.90	$0.85	$0.86
__________________________________________
(1) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Interest and dividend income	$25,035	$24,139	$23,156	$22,495
Interest expense	(8,488)	(8,158)	(7,521)	(6,491)
Net interest income	16,547	15,981	15,635	16,004

Provision for credit losses, net	(490)	(244)	(81)	(336)
Non-interest income	2,932	2,791	2,615	2,798
Non-interest expense	(11,062)	(11,069)	(10,991)	(10,624)

Income before income taxes	7,927	7,459	7,178	7,842

Provision for income taxes	1,572	1,535	1,470	1,546
Net income	$6,355	$5,924	$5,708	$6,296

Net income per common share
Basic (1)	$0.80	$0.74	$0.71	$0.78
Diluted (1)	$0.79	$0.74	$0.70	$0.77
__________________________________________
(1) The net income per common share amounts for the quarters do not add to the total for the fiscal year due to rounding.

Note 23 - Revenue from Contracts with Customers

In accordance with ASC 606, Revenue from Contracts with Customers, revenues are recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration that the Company expects to be entitled to in exchange for those goods or services. To determine revenue recognition for arrangements that the Company determines are within the scope of ASC 606, the Company performs the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will

Notes to Consolidated Financial Statements

Timberland Bancorp, Inc. and Subsidiary
September 30, 2025 and 2024

collect the consideration that it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services that are promised within each contract and identifies those that contain performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

ASC 606 applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/dispositions of premises and equipment, which are included in non-interest expense. For the year ended September 30, 2025, the Company recognized $3,915,000 in service charges on deposits, $4,975,000 in ATM and debit card interchange transaction fees, $96,000 in escrow fees and $35,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606. For the year ended September 30, 2024, the Company recognized $4,062,000 in service charges on deposits, $5,066,000 in ATM and debit card interchange transaction fees, $71,000 in escrow fees and $12,000 in fee income from non-deposit investment sales, all considered within the scope of ASC 606.

Descriptions of the Company's revenue-generating activities that are within the scope of ASC 606 are as follows:

•Service Charges on Deposits: The Company earns fees from its deposit customers from a variety of deposit products and services. Non-transaction based fees such as account maintenance fees and monthly statement fees are considered to be provided to the customer under a day-to-day contract with ongoing renewals. Revenue for these non-transaction fees is earned over the course of a month, representing the period over which the Company satisfies the performance obligation. Transaction-based fees such as non-sufficient fund charges, stop payment charges and wire fees are recognized at the time that the transaction is executed, as the contract duration does not extend beyond the service performed.

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
September 30, 2025 and 2024

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this annual report.  In designing disclosure controls and procedures, management is required to exercise judgment in evaluating the cost-benefit relationship of possible controls and procedures. The design of any disclosure controls and procedures is based, in part, on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2025 the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based in its assessment, management has concluded that the Company's internal control over financial reporting was effective as of September 30. 2025

A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues or instances of fraud, if any, within the Company will be detected. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions or that the degree of compliance with established policies and procedures may deteriorate over time.

Delap LLP, the independent registered public accounting firm that audited the Company’s Consolidated Financial Statements included in this Annual Report on Form 10-K, has also issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025. The report, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2025, is included in the “Report of Independent Registered Public Accounting Firm” contained under “Item 8 – Financial Statements and Supplementary Data” of this Form 10-K.

The management of the Company has also assessed the Company's compliance with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations pertaining to dividend restrictions during the fiscal year that ended on September 30, 2025. Based on this assessment, management concluded that the Company complied with the Federal laws and regulations pertaining to insider loans and the Federal and, if applicable, State laws and regulations.

Date: December 9, 2025

/s/Dean J. Brydon	/s/Marci A. Basich
Dean J. Brydon	Marci A. Basich
Chief Executive Officer	Chief Financial Officer

Changes in Internal Control

There were no changes made to our internal control over financial reporting (as defined in 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company continued to implement suggestions from its internal auditor and independent auditor on ways to strengthen existing controls.

Item 9B.  Other Information

(a)    None

(b)    Trading Plans - During the quarter ended September 30, 2025, no director or officer (as defined in Rule
16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-
Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is contained under the section captioned “Proposal I - Election of Directors” in the Company’s Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (“Proxy Statement”) and is incorporated herein by reference.

For information regarding the executive officers of the Company and the Bank, see “Item 1.  Business - Executive Officers of the Registrant.”

Audit Committee Matters and Audit Committee Financial Expert

The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. As of September 30, 2025, the Audit Committee members were Directors Suter, Smith and Stoney. Each member of the Audit Committee is independent, as independence is defined for Audit Committee members in the listing standards of The Nasdaq Stock Market LLC. The Company’s Board of Directors has designated Directors Suter and Stoney as the Audit Committee financial experts, as defined in the SEC’s Regulation S-K. Additional information concerning the Audit Committee is included in the Company’s Proxy Statement and is incorporated herein by reference.

Code of Ethics

The Board of Directors ratified its Code of Ethics for the Company’s officers (including its senior financial officers), directors and employees during the year ended September 30, 2025. There have been no amendments to the Code of Ethics since it was filed as an exhibit to the Annual Report on Form 10-K for the year ended September 30, 2023. The Code of Ethics requires all covered individuals to maintain the highest standards of professional conduct and is available on the Company’s website at www.timberlandbank.com.

Nominating Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to the Company’s Board of Directors.

Insider Trading Policy and Procedures

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the Nasdaq Stock Market listing standards. Information concerning our insider trading policy is included in the Company’s Proxy Statement and is incorporated herein by reference. In addition, a copy of our insider trading policy was filed as Exhibit 19 to our Annual Report on Form 10-K for the year ended September 30, 2024.

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

(d)Equity Compensation Plan Information.

The following table summarizes share and exercise price information about the Company’s equity compensation plans as of September 30, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:

2014 Equity Incentive Plan:	124,530	26.97	—	(1)

2019 Equity Incentive Plan:	91,000	25.18	129,855	(2)

Total	215,530	$26.22	129,855
(1)     The Company's 2014 Equity Incentive Plan expired on January 27, 2025; no further awards may be granted under the plan.
(2)     All shares reported as available for future issuance under the 2019 equity compensation plan are available for future grants of      restricted stock.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)      Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (3)
4.2	Description of Capital Stock of Timberland Bancorp, Inc. (4)
10.1	Employee Severance Compensation Plan, as revised (5)
10.2	Employee Stock Ownership Plan (6)
10.7	Employment Agreement with Dean J. Brydon (7)
10.8	Employment Agreement with Jonathan A. Fischer (8)
10.9	Employment Agreement with Marci A. Basich (8)
10.10	Employment Agreement with Matthew J. DeBord (8)
10.11	Employment Agreement with Todd Van Cise (8)
10.12	Employment Agreement with Breanne D. Antich (8)
10.13	Timberland Bancorp, Inc. 2014 Equity Incentive Plan (9)
10.14	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (10)
10.15	Form of Incentive Stock Option Agreement (11)
10.16	Form of Non-qualified Stock Option Agreement (11)
10.17	Form of Restricted Stock Grant Agreement (11)
14	Code of Ethics (12)
19	Insider Trading Policies and Procedures(13)
21	Subsidiaries of the Registrant
23.1	Consent of Delap LLP
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
97	Policy Relating to Recovery of Erroneously Awarded Compensation (14)
101	The following materials from Timberland Bancorp, Inc.’s Annual Report on Form 10-K for the year ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders’ Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Consolidated Financial Statements
104	The cover page from this Annual Report on Form 10-K for the year ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.
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
(13)Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2024 and incorporated herein by reference.
(14)Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended September 30, 2023 and incorporated herein by reference.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TIMBERLAND BANCORP, INC.

Date:	December 9, 2025	By:	/s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Dean J. Brydon	Chief Executive Officer and	December 9, 2025
Dean J. Brydon	Director
(Principal Executive Officer)

/s/ Michael J. Stoney	Chairman of the Board	December 9, 2025
Michael J. Stoney

/s/ Marci A. Basich	Executive Vice-President and Chief Financial Officer	December 9, 2025
Marci A. Basich	(Principal Financial and Accounting Officer)

/s/ Parul Bhandari	Director	December 9, 2025
Parul Bhandari

/s/ Andrea M. Clinton	Director	December 9, 2025
Andrea M. Clinton

/s/ Robert A. Drugge	Director	December 9, 2025
Robert A. Drugge

/s/ Kathy D. Leodler	Director	December 9, 2025
Kathy D. Leodler

/s/ David A. Smith	Director	December 9, 2025
David A. Smith

/s/ Kelly A. Suter	Director	December 9, 2025
Kelly A. Suter