Form 10-Q
period 2025-12-31
TIMBERLAND BANCORP INC
filed 2026-02-06
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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
Yes ___    No   _☒_

As of February 2, 2026, there were 7,884,326 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and September 30, 2025
(Dollars in thousands, except per share amounts)

	December 31, 2025	September 30, 2025
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$23,176	$23,649
Interest-bearing deposits in banks	223,688	219,779
Total cash and cash equivalents	246,864	243,428

Certificates of deposit (“CDs”) held for investment, at cost	6,470	7,217
Investment securities held to maturity, at amortized cost (net of allowance for credit losses ("ACL") of $34 and $36), (estimated fair value of $129,395 and $132,334)	133,259	136,861
Investment securities available for sale, at fair value	75,243	78,240
Investments in equity securities, at fair value	867	864
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,045	2,045
Other investments, at cost	3,000	3,000
Loans held for sale	3,736	1,127
Loans receivable, net of ACL of $18,125 and $18,091	1,458,832	1,463,590
Premises and equipment, net	21,826	21,684
Other real estate owned (“OREO”) and other repossessed assets, net	221	221
Accrued interest receivable	7,435	7,393
Bank owned life insurance (“BOLI”)	21,988	21,830
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	237	271
Loan servicing rights, net	678	815
Operating lease right-of-use ("ROU") assets	2,856	2,949
Other assets	5,439	6,113
Total assets	$2,006,127	$2,012,779

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$404,300	$430,685
Interest-bearing	1,300,182	1,285,950
Total deposits	1,704,482	1,716,635

Operating lease liabilities	3,015	3,077
FHLB borrowings	20,000	20,000
Other liabilities and accrued expenses	10,221	10,453
Total liabilities	$1,737,718	$1,750,165
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
December 31, 2025 and September 30, 2025
(Dollars in thousands, except per share amounts)

	December 31, 2025	September 30, 2025
	(Unaudited)	*
Commitments and contingencies (see Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,879,828 shares issued and outstanding - December 31, 2025 7,889,571 shares issued and outstanding - September 30, 2025	26,025	26,305
Retained earnings	242,617	236,607
Accumulated other comprehensive loss	(233)	(298)
Total shareholders’ equity	268,409	262,614
Total liabilities and shareholders’ equity	$2,006,127	$2,012,779
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended December 31, 2025 and 2024
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Interest and dividend income
Loans receivable and loans held for sale	$22,673	$21,032
Investment securities	1,862	2,138
Dividends from mutual funds, FHLB stock and other investments	82	86
Interest-bearing deposits in banks and CDs	2,578	2,001
Total interest and dividend income	27,195	25,257

Interest expense
Deposits	8,043	8,084
FHLB borrowings	203	203
Total interest expense	8,246	8,287

Net interest income	18,949	16,970

Provision for (recapture of) credit losses
Provision for credit losses - loans	16	52
Recapture of credit losses - investment securities	(2)	(5)
Recapture of credit losses - unfunded commitments	(49)	(20)
Total provision for (recapture of) credit losses - net	(35)	27

Net interest income after provision for (recapture of) credit losses	18,984	16,943

Non-interest income
Net recoveries on investment securities	5	3
Service charges on deposits	989	999
ATM and debit card interchange transaction fees	1,194	1,267
BOLI net earnings	158	166
Gain on sales of loans, net	78	43
Escrow fees	24	18
Servicing income on loans sold	53	27
Other, net	263	174
Total non-interest income, net	2,764	2,697

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three months ended December 31, 2025 and 2024
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Non-interest expense
Salaries and employee benefits	$6,453	$6,092
Premises and equipment	1,074	950
Advertising	192	181
OREO and other repossessed assets, net	5	—
ATM and debit card interchange transaction fees	582	521
Postage and courier	143	121
State and local taxes	457	346
Professional fees	316	346
Federal Deposit Insurance Corporation ("FDIC") insurance	221	210
Loan administration and foreclosure	80	128
Technology and communications	1,055	1,140
Deposit operations	347	332
Amortization of CDI	34	45
Other	472	655
Total non-interest expense, net	11,431	11,067

Income before income taxes	10,317	8,573

Provision for income taxes	2,101	1,713

Net income	$8,216	$6,860

Net income per common share
Basic	$1.04	$0.86
Diluted	$1.04	$0.86

Weighted average common shares outstanding
Basic	7,885,656	7,958,275
Diluted	7,923,037	7,999,504

Dividends paid per common share	$0.28	$0.25

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended December 31, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31
	2025	2024
Comprehensive income
Net income	$8,216	$6,860
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $17, and $(216), respectively	65	(812)
Total other comprehensive income (loss), net of income taxes	65	(812)

Total comprehensive income	$8,281	$6,048

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three months ended December 31, 2025 and 2024
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2024	7,960,127	$29,862	$215,531	$20	$245,413
Net income	—	—	6,860	—	6,860
Other comprehensive loss	—	—	—	(812)	(812)
Repurchase of common stock, net of tax	(27,404)	(884)	—	—	(884)
Restricted stock grant forfeitures	(450)	—	—	—	—
Exercise of stock options	22,400	474	—	—	474
Common stock dividends ($0.25 per common share)	—	—	(1,993)	—	(1,993)
Stock-based compensation expense	—	141	—	—	141
Balance, December 31, 2024	7,954,673	$29,593	$220,398	$(792)	$249,199

Balance, September 30, 2025	7,889,571	$26,305	$236,607	$(298)	$262,614
Net income	—	—	8,216	—	8,216
Other comprehensive income	—	—	—	65	65
Repurchase of common stock, net of tax	(29,303)	(1,000)	—	—	(1,000)
Restricted stock grant forfeitures	(2,080)	—	—	—	—
Exercise of stock options	21,640	562	—	—	562
Common stock dividends ($0.28 per common share)	—	—	(2,206)	—	(2,206)
Stock-based compensation expense	—	158	—	—	158
Balance, December 31, 2025	7,879,828	$26,025	$242,617	$(233)	$268,409

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended December 31, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net income	$8,216	$6,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Recapture of) provision for credit losses	(35)	27
Depreciation	363	375
Accretion of discount on purchased loans	(9)	(8)
Amortization of CDI	34	45
Stock-based compensation expense	158	141
Net recoveries on investment securities	(5)	(3)
Change in fair value of investments in equity securities	(3)	26
Accretion of discounts and premiums on securities	(277)	(252)
Gain on sales of loans, net	(78)	(43)
Loans originated for sale	(6,196)	(2,680)
Proceeds from sales of loans	3,665	2,312
Amortization of loan servicing rights	173	200
BOLI net earnings	(158)	(166)
Change in deferred loan origination fees	(190)	20
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	426	(9,910)
Net cash provided by (used in) operating activities	6,084	(3,056)

Cash flows from investing activities
Net decrease in CDs held for investment	747	2,739
Purchase of investment securities available for sale	(3,958)	(8,577)
Proceeds from maturities and prepayments of investment securities held to maturity	3,766	16,119
Proceeds from maturities and prepayments of investment securities available for sale	7,158	2,860
Decrease in loans receivable, net	4,941	9,419
Purchase of premises and equipment	(505)	(506)
Net cash provided by investing activities	12,149	22,054

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the three months ended December 31, 2025 and 2024
(Dollars in thousands)
(Unaudited)

	Three Months Ended December 31,
	2025	2024
Cash flows from financing activities
Net decrease in deposits	$(12,153)	$(17,252)
Proceeds from exercise of stock options	562	474
Repurchase of common stock, net of tax	(1,000)	(884)
Payment of dividends	(2,206)	(1,993)
Net cash used in financing activities	(14,797)	(19,655)

Net increase (decrease) in cash and cash equivalents	3,436	(657)
Cash and cash equivalents
Beginning of period	243,428	164,728
End of period	$246,864	$164,071

Supplemental disclosure of cash flow information
Income taxes paid	$—	$—
Interest paid	$8,284	$8,543

Supplemental disclosure of non-cash investing activities
Other comprehensive income (loss) related to investment securities	$65	$(812)
Loans transferred to OREO and other repossessed assets	$—	$221

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 (“2025 Form 10-K”).  The unaudited consolidated results of operations for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2026.

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

(e)  Certain prior period amounts have been reclassified to conform to the December 31, 2025 presentation with no change to previously reported net income or total shareholders’ equity.

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of December 31, 2025 and September 30, 2025 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
December 31, 2025
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,733	$5	$(2,340)	$67,398	$—
Mortgage-backed securities ("MBS"):
U.S. government agencies	46,175	195	(1,199)	45,171	—
Private label residential	16,247	222	(747)	15,722	33
Municipal securities	605	4	—	609	—
Bank issued trust preferred securities	499	—	(4)	495	1
Total	$133,259	$426	$(4,290)	$129,395	$34

December 31, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
MBS: U.S. government agencies	$75,538	$449	$(744)	$75,243
Total	$75,538	$449	$(744)	$75,243

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,646	$15	$(2,760)	$66,901	$—
MBS:
U.S. government agencies	48,735	199	(1,357)	47,577	—
Private label residential	17,376	196	(822)	16,750	35
Municipal securities	605	6	—	611	—
Bank issued trust preferred securities	499	—	(4)	495	1
Total	$136,861	$416	$(4,943)	$132,334	$36

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. government securities	$4,968	$—	$—	$4,968
MBS: U.S. government agencies	73,649	382	(759)	73,272
Total	$78,617	$382	$(759)	$78,240

Held to maturity and available for sale investment securities with unrealized losses were as follows as of December 31, 2025 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$57,422	$(2,340)	14	$57,422	$(2,340)
MBS:
U.S. government agencies	235	(1)	3	25,805	(1,198)	38	26,040	(1,199)
Private label residential	14	—	1	13,090	(747)	15	13,104	(747)
Bank issued trust preferred securities	495	(4)	1	—	—	—	495	(4)
Total	$744	$(5)	5	$96,317	$(4,285)	67	$97,061	$(4,290)

Available for sale
MBS:
U.S. government agencies	$10,020	$(52)	3	$28,258	$(692)	24	$38,278	$(744)
Total	$10,020	$(52)	3	$28,258	$(692)	24	$38,278	$(744)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2025 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$56,960	$(2,760)	14	$56,960	$(2,760)
MBS:
U.S. government agencies	7	—	1	27,776	(1,357)	42	27,783	(1,357)
Private label residential	341	(2)	3	14,646	(820)	14	14,987	(822)
Bank issued trust preferred securities	495	(4)	1	—	—	—	495	(4)
Total	$843	$(6)	5	$99,382	$(4,937)	70	$100,225	$(4,943)

Available for sale
U.S. government securities	$3,977	$—	1	$—	$—	—	$3,977	$—
MBS:
U.S. government agencies	11,922	(67)	3	28,947	(692)	24	40,869	(759)
Total	$15,899	$(67)	4	$28,947	$(692)	24	$44,846	$(759)

During the three months ended December 31, 2025, the Company recorded a $3,000 net realized loss on 13 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the three months ended December

31, 2024, the Company recorded a $2,000 net realized loss on 13 held to maturity investment securities all of which had been recognized previously as credit losses.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $194.02 million and $195.93 million at December 31, 2025 and September 30, 2025, respectively.

The contractual maturities of investment securities at December 31, 2025 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$34,886	$34,614	$2,122	$2,125
Due after one year to five years	45,217	43,120	3,752	3,747
Due after five years to ten years	34	141	188	187
Due after ten years	53,122	51,520	69,476	69,184
Total	$133,259	$129,395	$75,538	$75,243

Credit Quality Indicators and Allowance for Credit Losses

Available for Sale Investment Securities

The Company assesses each available for sale investment security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale investment securities at December 31, 2025 or September 30, 2025. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are impaired because of their credit quality or related to any issuer or industry specific event. The Company has the ability and intent to hold the investments until the fair value recovers.

Held to Maturity Investment Securities

The Company measures expected credit losses on held to maturity investment securities, which are comprised of U.S. government agency and U.S. government mortgage-backed securities, private label mortgage-backed securities, municipal, and other bonds. The Company’s agency and mortgage-backed securities that are issued by U.S. government entities and agencies are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no ACL has been established for these securities. The ACL on the private label mortgage-backed securities, municipal, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default ("PD/LGD") method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At December 31, 2025 and September 30, 2025, the ACL on the held to maturity securities portfolio totaled $34,000 and $36,000, respectively.

The following tables set forth information for the three months ended December 31, 2025 and 2024 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2025			Three Months Ended December 31, 2024
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance
Held to Maturity
MBS:
Private label residential	$35	$(2)	$33	$55	$(3)	$52
Bank issued trust preferred securities	1	—	1	5	(2)	3
Total	$36	$(2)	$34	$60	$(5)	$55

The ACL on held to maturity securities is included within investment securities held to maturity on the consolidated balance sheets. Changes in the ACL are recorded through the provision for (recapture of) credit losses on the consolidated income statement.

Accrued interest receivable on held to maturity investment securities totaled $418,000 at December 31, 2025 and is included in accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Held to maturity investment securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity investment securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had $32,000 of private label mortgage-backed held to maturity investment securities in non-accrual status at December 31, 2025.

The Company monitors the credit quality of investment securities held to maturity using credit ratings from Moody's, S&P and Fitch. The Company monitors the credit ratings on a quarterly basis.

The following tables set forth the Company's held to maturity investment securities at December 31, 2025 and September 30, 2025, by credit quality indicator (dollars in thousands):

	Credit Ratings
As of December 31, 2025	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,733	$—	$—	$69,733
MBS:
U.S. government agencies	46,175	—	—	46,175
Private label residential	11,734	—	4,513	16,247
Municipal securities	605	—	—	605
Bank issued trust preferred securities	—	—	499	499
Total held to maturity	$128,247	$—	$5,012	$133,259

	Credit Ratings
As of September 30, 2025	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,646	$—	$—	$69,646
MBS:
U.S. government agencies	48,735	—	—	48,735
Private label residential	12,455	—	4,921	17,376
Municipal securities	605	—	—	605
Bank issued trust preferred securities	—	—	499	499
Total held to maturity	$131,441	$—	$5,420	$136,861

Prior to adopting ASU 2016-13 during the year ended September 30, 2024, the Company bifurcated OTTI into (1) amounts related to credit losses which are recognized through earnings and (2) amounts related to all other factors which are recognized as a component of other comprehensive income (loss). To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of the OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield.  The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports.  Significant judgment by management was required in this analysis that included, but not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.  The amounts written off due to credit loss remain and continue to be recovered on a cash basis.

The following table presents a roll forward of the credit loss component of held to maturity investment securities that have been written down for OTTI with the credit loss component recognized in earnings for the three months ended December 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended December 31,
	2025	2024
Beginning balance of credit loss	$788	$803
Subtractions:
Net realized loss previously recorded as credit losses	(3)	—
Recovery of prior credit loss	(5)	(2)
Ending balance of credit loss	$780	$801

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

As of December 31, 2025, management believes that there have been no events or changes in the circumstances since May 31, 2025 that would indicate a potential impairment of goodwill. No assurances can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or any decreases in the Company's stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of December 31, 2025, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable by portfolio segment consisted of the following at December 31, 2025 and September 30, 2025 (dollars in thousands):

	December 31, 2025		September 30, 2025
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$325,724	20.7%	$317,691	20.1%
Multi-family	212,331	13.5	207,767	13.2
Commercial real estate	611,989	38.9	610,692	38.7
Construction - custom and owner/builder	102,177	6.5	130,341	8.3
Construction - speculative one- to four-family	15,110	1.0	10,745	0.7
Construction - commercial	20,199	1.3	21,818	1.4
Construction - multi-family	65,856	4.2	45,660	2.9
Construction - land development	2,387	0.2	15,324	1.0
Land	33,521	2.1	35,952	2.3
Total mortgage loans	1,389,294	88.4	1,395,990	88.6

Consumer loans:
Home equity and second mortgage	52,569	3.3	50,479	3.2
Other	1,898	0.1	2,034	0.1
Total consumer loans	54,467	3.4	52,513	3.3

Commercial loans:
Commercial business	128,397	8.2	126,937	8.1
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	20	—	58	—
Total commercial loans	128,417	8.2	126,995	8.1

Total loans receivable	1,572,178	100.0%	1,575,498	100.0%
Less:
Undisbursed portion of construction loans in process ("LIP")	89,883		88,289
Deferred loan origination fees, net	5,338		5,528
ACL	18,125		18,091
Subtotal	113,346		111,908
Loans receivable, net	$1,458,832		$1,463,590
__________________
(1) Does not include one- to four-family loans held for sale totaling $3.74 million and $1.13 million at December 31, 2025 and September 30, 2025, respectively.

Loans receivable at December 31, 2025 and September 30, 2025, are reported net of unamortized discounts totaling $43,000 and $51,000, respectively.

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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At December 31, 2025, no loans were classified as doubtful. At September 30, 2025, there was one loan classified as doubtful which is supported by an SBA guarantee of the remaining balance.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At December 31, 2025 and September 30, 2025, there were no loans classified as loss.

The following table sets forth the Company's loan portfolio at December 31, 2025 by risk attribute and year of origination as well as current period gross charge-offs (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$136	$12,291	$40,200	$74,354	$101,198	$89,908	$—	$318,087
Watch	—	—	—	550	—	270	—	820
Special Mention	—	—	—	—	4,829	—	—	4,829
Substandard	—	—	—	1,781	207	—	—	1,988
Total one- to four-family	$136	$12,291	$40,200	$76,685	$106,234	$90,178	$—	$325,724

Multi-family
Risk Rating
Pass	$5,505	$16,257	$13,128	$39,852	$38,905	$85,983	$1,594	$201,224
Watch	—	—	—	—	—	11,107	—	11,107
Total multi-family	$5,505	$16,257	$13,128	$39,852	$38,905	$97,090	$1,594	$212,331

Commercial real estate
Risk Rating
Pass	$4,464	$47,877	$25,255	$79,316	$122,444	$303,629	$12,017	$595,002
Watch	—	—	—	—	237	12,087	—	12,324
Special Mention	—	—	—	—	—	31	—	31
Substandard	—	—	—	—	304	4,328	—	4,632
Total commercial real estate	$4,464	$47,877	$25,255	$79,316	$122,985	$320,075	$12,017	$611,989

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans Receivable
Construction-custom & owner/builder (1)
Risk Rating
Pass	$2,341	$39,185	$5,423	$1,500	$1,098	$—	$—	$49,547
Watch	—	767	5,810	3,735	306	1,312	—	11,930
Substandard	—	—	—	—	553	—	—	553
Total construction-custom & owner/builder	$2,341	$39,952	$11,233	$5,235	$1,957	$1,312	$—	$62,030

Construction-speculative one-to four-family (1)
Risk Rating
Pass	$1,789	$5,847	$235	$322	$—	$—	$—	$8,193
Total construction-speculative one-to four-family	$1,789	$5,847	$235	$322	$—	$—	$—	$8,193

Construction-commercial (1)
Risk Rating
Pass	$32	$9,272	$3,100	$2,855	$—	$—	$—	$15,259
Total construction-commercial	$32	$9,272	$3,100	$2,855	$—	$—	$—	$15,259

Construction-multi-family (1)
Risk Rating
Pass	$2,146	$18,351	$7,800	$—	$—	$—	$—	$28,297
Total construction-multi-family	$2,146	$18,351	$7,800	$—	$—	$—	$—	$28,297

Construction-land development (1)
Risk Rating
Pass	$—	$—	$—	$2,067	$—	$—	$—	$2,067
Total construction-land development	$—	$—	$—	$2,067	$—	$—	$—	$2,067

Land
Risk Rating
Pass	$2,192	$8,272	$8,652	$3,645	$5,521	$4,133	$362	$32,777
Watch	—	—	—	—	296	448	—	744
Total land	$2,192	$8,272	$8,652	$3,645	$5,817	$4,581	$362	$33,521

Home equity and second mortgage
Risk Rating
Pass	$1,029	$2,358	$4,843	$3,260	$1,438	$2,293	$36,982	$52,203
Watch	—	—	—	—	—	10	—	10
Substandard	—	—	—	—	—	57	299	356
Total home equity and second mortgage	$1,029	$2,358	$4,843	$3,260	$1,438	$2,360	$37,281	$52,569

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans Receivable
Other consumer
Risk Rating
Pass	$439	$105	$450	$381	$68	$389	$40	$1,872
Watch	—	—	—	—	—	6	—	6
Substandard	—	—	—	—	—	—	20	20
Total other consumer	$439	$105	$450	$381	$68	$395	$60	$1,898

Commercial business
Risk Rating
Pass	$1,488	$10,706	$12,455	$17,033	$25,676	$12,959	$45,710	$126,027
Special Mention	—	—	—	—	174	483	650	1,307
Substandard	—	—	—	159	140	510	254	1,063
Total commercial business	$1,488	$10,706	$12,455	$17,192	$25,990	$13,952	$46,614	$128,397

SBA PPP
Risk Rating
Pass	$—	$—	$—	$—	$—	$20	$—	$20
Total SBA PPP	$—	$—	$—	$—	$—	$20	$—	$20

Total loans receivable, gross (1)
Risk Rating
Pass	$21,561	$170,521	$121,541	$224,585	$296,348	$499,314	$96,705	$1,430,575
Watch	—	767	5,810	4,285	839	25,240	—	36,941
Special Mention	—	—	—	—	5,003	514	650	6,167
Substandard	—	—	—	1,940	1,204	4,895	573	8,612
Total loans receivable	$21,561	$171,288	$127,351	$230,810	$303,394	$529,963	$97,928	$1,482,295
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
_____________________
(1) Net of construction LIP

The following table sets forth the Company's loan portfolio at September 30, 2025, by risk attribute and year of origination as well as gross charges offs in the year ending September 30, 2025:

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$10,885	$25,692	$79,193	$102,942	$45,274	$47,078	$—	$311,064
Special Mention	—	—	—	4,846	—	—	—	4,846
Substandard	—	—	1,781	—	—	—	—	1,781
Total one- to four-family	$10,885	$25,692	$80,974	$107,788	$45,274	$47,078	$—	$317,691

Multi-family
Risk Rating
Pass	$16,305	$13,129	$40,004	$39,064	$22,489	$62,516	$1,334	$194,841
Watch	—	—	—	—	—	3,264	—	3,264
Substandard	—	—	—	—	9,662	—	—	9,662
Total multi-family	$16,305	$13,129	$40,004	$39,064	$32,151	$65,780	$1,334	$207,767

Commercial real estate
Risk Rating
Pass	$47,145	$25,419	$79,692	$123,631	$82,507	$225,019	$10,212	$593,625
Watch	—	—	—	238	—	9,307	—	9,545
Special Mention	—	—	—	—	—	32	—	32
Substandard	—	—	—	—	—	7,490	—	7,490
Total commercial real estate	$47,145	$25,419	$79,692	$123,869	$82,507	$241,848	$10,212	$610,692

Construction-custom & owner/builder (1)
Risk Rating
Pass	$32,733	$33,785	$560	$—	$758	$—	$—	$67,836
Watch	—	3,875	5,367	1,855	1,232	—	—	12,329
Substandard	—	—	—	553	—	—	—	553
Total construction-custom & owner/builder	$32,733	$37,660	$5,927	$2,408	$1,990	$—	$—	$80,718

Construction-speculative one-to four-family (1)
Risk Rating
Pass	$6,375	$16	$44	$—	$—	$—	$—	$6,435
Watch	—	—	488	—	—	—	—	488
Total construction-speculative one-to four-family	$6,375	$16	$532	$—	$—	$—	$—	$6,923

Construction-commercial (1)
Risk Rating
Pass	$10,284	$2,725	$2,725	$—	$—	$—	$—	$15,734
Total construction-commercial	$10,284	$2,725	$2,725	$—	$—	$—	$—	$15,734

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
Construction-multi-family (1)
Risk Rating
Pass	$11,084	$7,604	$—	$—	$—	$—	$—	$18,688
Total construction-multi-family	$11,084	$7,604	$—	$—	$—	$—	$—	$18,688

Construction-land development (1)
Risk Rating
Pass	$—	$358	$1,629	$—	$—	$—	$—	$1,987
Substandard	—	—	—	11,549	—	—	—	11,549
Total construction-land development	$—	$358	$1,629	$11,549	$—	$—	$—	$13,536

Land
Risk Rating
Pass	$11,667	$9,393	$3,741	$5,805	$1,951	$2,339	$303	$35,199
Watch	—	—	—	298	—	455	—	753
Total land	$11,667	$9,393	$3,741	$6,103	$1,951	$2,794	$303	$35,952

Home equity and second mortgage
Risk Rating
Pass	$2,528	$5,154	$3,574	$1,556	$237	$2,112	$34,649	$49,810
Watch	—	—	—	—	—	10	—	10
Substandard	—	—	—	—	—	57	602	659
Total home equity and second mortgage	$2,528	$5,154	$3,574	$1,556	$237	$2,179	$35,251	$50,479

Other consumer
Risk Rating
Pass	$565	$459	$390	$82	$48	$423	$38	$2,005
Watch	—	—	—	—	—	7	—	7
Substandard	—	—	—	—	—	—	22	22
Total other consumer	$565	$459	$390	$82	$48	$430	$60	$2,034
Current period gross write-offs	$4	$1	$—	$—	$—	$—	$1	$6
Commercial business
Risk Rating
Pass	$10,686	$12,875	$17,674	$27,359	$5,793	$9,870	$40,048	$124,305
Watch	—	—	—	—	649	—	—	649
Special Mention	—	—	—	187	304	201	—	692
Substandard	—	—	159	140	—	790	—	1,089
Doubtful	—	—	202	—	—	—	—	202
Total commercial business	$10,686	$12,875	$18,035	$27,686	$6,746	$10,861	$40,048	$126,937
Current period gross write-offs	$—	$—	$—	$241	$—	$—	$—	$241

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2025	2024	2023	2022	2021	Prior	Revolving Loans	Total Loans Receivable
SBA PPP
Risk Rating
Pass	$—	$—	$—	$—	$58	$—	$—	$58
Total SBA PPP	$—	$—	$—	$—	$58	$—	$—	$58

Total loans receivable, gross (1)
Risk Rating
Pass	$160,257	$136,609	$229,226	$300,439	$159,115	$349,357	$86,584	$1,421,587
Watch	—	3,875	5,855	2,391	1,881	13,043	—	27,045
Special Mention	—	—	—	5,033	304	233	—	5,570
Substandard	—	—	1,940	12,242	9,662	8,337	624	32,805
Doubtful	—	—	202	—	—	—	—	202
Total loans receivable	$160,257	$140,484	$237,223	$320,105	$170,962	$370,970	$87,208	$1,487,209
Current period gross charge-off	$4	$1	$—	$241	$—	$—	$1	$247
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

The following tables set forth information for the three months ended December 31, 2025 and 2024 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended December 31, 2025
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,892	$62	$—	$—	$2,954
Multi-family	1,625	11	—	—	1,636
Commercial real estate	7,147	(68)	—	—	7,079
Construction – custom and owner/builder	1,268	(108)	—	—	1,160
Construction – speculative one- to four-family	112	49	—	—	161
Construction – commercial	348	32	—	—	380
Construction – multi-family	400	293	—	—	693
Construction – land development	412	(348)	—	—	64
Land	797	(70)	—	—	727
Consumer loans:
Home equity and second mortgage	435	13	—	—	448
Other	58	(4)	—	—	54
Commercial business loans	2,597	154	—	18	2,769
Total	$18,091	$16	$—	$18	$18,125

	Three Months Ended December 31, 2024
	Beginning Allowance	Provision for (Recapture of) Loan Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,632	$67	$—	$—	$2,699
Multi-family	1,308	3	—	—	1,311
Commercial real estate	6,934	(42)	—	—	6,892
Construction – custom and owner/builder	1,328	(67)	—	—	1,261
Construction – speculative one- to four-family	128	(46)	—	—	82
Construction – commercial	537	(208)	—	—	329
Construction – multi-family	456	71	—	—	527
Construction – land development	335	(43)	—	—	292
Land	793	9	—	—	802
Consumer loans:
Home equity and second mortgage	348	5	—	—	353
Other	39	(3)	(3)	—	33
Commercial business loans	2,640	306	(241)	2	2,707
Total	$17,478	$52	$(244)	$2	$17,288

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

The following tables present an analysis of loans by aging category and portfolio segment at December 31, 2025 and September 30, 2025 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
December 31, 2025
Mortgage loans:
One- to four-family	$—	$535	$1,988	$—	$2,523	$323,201	$325,724
Multi-family	—	—	—	—	—	212,331	212,331
Commercial real estate	—	—	304	—	304	611,685	611,989
Construction – custom and owner/builder (2)	—	—	553	—	553	61,477	62,030
Construction – speculative one- to four-family (2)	—	—	—	—	—	8,193	8,193
Construction – commercial (2)	—	—	—	—	—	15,259	15,259
Construction – multi-family (2)	—	—	—	—	—	28,297	28,297
Construction – land development (2)	—	—	—	—	—	2,067	2,067
Land	—	450	—	—	450	33,071	33,521
Consumer loans:
Home equity and second mortgage	—	135	356	—	491	52,078	52,569
Other	—	—	20	—	20	1,878	1,898
Commercial business loans	—	650	1,063	—	1,713	126,684	128,397
SBA PPP loans	—	—	—	—	—	20	20
Total	$—	$1,770	$4,284	$—	$6,054	$1,476,241	$1,482,295
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.
(2) Net of construction LIP.

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
September 30, 2025
Mortgage loans:
One- to four-family	$—	$210	$1,781	$—	$1,991	$315,700	$317,691
Multi-family	—	—	—	—	—	207,767	207,767
Commercial real estate	—	255	159	—	414	610,278	610,692
Construction – custom and owner/builder (2)	—	—	553	—	553	80,165	80,718
Construction – speculative one- to four-family (2)	—	—	—	—	—	6,923	6,923
Construction – commercial (2)	—	—	—	—	—	15,734	15,734
Construction – multi-family (2)	—	—	—	—	—	18,688	18,688
Construction – land development (2)	—	—	—	—	—	13,536	13,536
Land	—	—	—	—	—	35,952	35,952
Consumer loans:
Home equity and second mortgage	—	411	602	—	1,013	49,466	50,479
Other	—	—	22	—	22	2,012	2,034
Commercial business loans	374	—	1,290	—	1,664	125,273	126,937
SBA PPP loans	—	—	—	—	—	58	58
Total	$374	$876	$4,407	$—	$5,657	$1,481,552	$1,487,209
(1) Includes non-accrual loans past due 90 days or more and other loans classified as non-accrual.
(2) Net of construction LIP.

At December 31, 2025, the Company had $534,000 of non-accrual loans with an ACL of $362,000 and $3.75 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of December 31, 2025 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$1,988	$—
Commercial real estate	304	—
Construction - custom and owner/builder	553	—
Consumer loans:
Home equity and second mortgage	356	—
Other	20	20
Commercial business loans	1,063	342
Total	$4,284	$362

At September 30, 2025, the Company had $1.31 million of non-accrual loans with an ACL of $360,000 and $3.10 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of September 30, 2025 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$1,781	$—
Commercial real estate	159	—
Construction - custom and owner/builder	553	—
Consumer loans:
Home equity and second mortgage	602	—
Other	22	22
Commercial business loans	1,290	338
Total	$4,407	$360

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

There were no loan modifications to borrowers experiencing financial difficulty during the three months ended December 31, 2025 and 2024. All loans modified during the past twelve months are performing according to modified terms.

(5) LEASES

At December 31, 2025, the Company has operating leases for three retail bank branch offices and an administrative office. The Company's leases have remaining lease terms of one to twenty-four years, and include options to extend the leases for up to fifteen years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extensions in the calculation of ROU assets and lease liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) are as follows for the three months ended December 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended December 31,
Lease cost:	2025	2024
Operating lease cost	$126	$96
Short-term lease cost	—	—
Total lease cost	$126	$96

The following table provides supplemental information related to operating leases at or for the three months ended December 31, 2025 and 2024 (dollars in thousands):

	At or For the Three Months Ended December 31 2025	At or For the Three Months Ended December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$88	$83
Weighted average remaining lease term-operating leases	16.6 years	5.8 years
Weighted average discount rate-operating leases	4.13%	2.34%

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

Maturities of operating lease liabilities at December 31, 2025 for future fiscal years are as follows (dollars in thousands):

Remainder of Fiscal 2026	$285
Fiscal 2027	340
Fiscal 2028	344
Fiscal 2029	340
Fiscal 2030	327
Thereafter	3,126
Total lease payments	4,762
Less imputed interest	1,747
Total	$3,015

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

Information regarding the calculation of basic and diluted net income per common share for the three months ended December 31, 2025 and 2024, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended December 31,
	2025	2024
Basic net income per common share computation
Numerator – net income	$8,216	$6,860

Denominator – weighted average common shares outstanding	7,885,656	7,958,275

Basic net income per common share	$1.04	$0.86

Diluted net income per common share computation
Numerator – net income	$8,216	$6,860

Denominator – weighted average common shares outstanding	7,885,656	7,958,275
Effect of dilutive stock options (1)	37,381	41,229
Weighted average common shares outstanding - assuming dilution	7,923,037	7,999,504

Diluted net income per common share	$1.04	$0.86
____________________________________________
(1) For the three months ended December 31, 2025 and 2024, average options to purchase 1,000 and 96,220 shares of common stock, respectively, were outstanding but not included in the computation of diluted net income per common share because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three months ended December 31, 2025 and 2024, are as follows (dollars in thousands):

	Three Months Ended		Three Months Ended
	December 31, 2025		December 31, 2024
	Changes in fair value of available for sale securities	Total	Changes in fair value of available for sale securities	Total
Balance of AOCI at the beginning of period	$(298)	$(298)	$20	$20
Other comprehensive income (loss)	65	65	(812)	(812)
Balance of AOCI at the end of period	$(233)	$(233)	$(792)	$(792)
__________________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

The Company maintains one active stock compensation plan, the 2019 Equity Incentive Plan (the "2019 Plan"). Under the 2019 Plan, the Company may grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved for issuance to employees and officers, and 50,000 shares are reserved for issuance to directors and directors emeriti. Shares issued under the 2019 Plan may be purchased in the open market or issued from the Company's authorized and unissued shares.  The exercise price of each stock option equals the fair market value of the Company’s common stock on the date of grant. Stock options generally vest in equal annual installments over five years beginning on the first anniversary of the grant date and have a maximum contractual term of ten years. Restricted stock awards typically vest in equal annual installments over a three- or five-year period beginning on the first anniversary of the grant date. At December 31, 2025, 132,935 shares of common stock remained available for further issuance under the 2019 Plan, either as stock options or restricted stock.

The Company's 2014 Equity Incentive Plan (the "2014 Plan") expired on January 27, 2025; therefore, no further awards may be granted under the plan. As of December 31, 2025, there were 109,890 shares outstanding that had been previously granted in the 2014 Plan, of which 98,090 were vested and 11,800 were unvested.

Stock option activity for the three months ended December 31, 2025 and 2024, is summarized as follows:

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	215,530	$26.22	306,240	$25.21
Exercised	(21,640)	25.98	(22,400)	21.17
Forfeited	(1,800)	27.68	(600)	27.40
Options outstanding, end of period	192,090	$26.23	283,240	$25.52

The fair value of stock options is determined using the Black-Scholes valuation model.

There were no stock options granted during the three months ended December 31, 2025 and 2024.

The aggregate intrinsic value of options exercised during the three months ended December 31, 2025 and 2024 was $201,000 and $239,000, respectively.

At December 31, 2025, there were 33,400 unvested options with an aggregate grant date fair value of $223,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at December 31, 2025 was $268,000.  There were 100 options that vested during the three months ended December 31, 2025 with a total fair value of $326.

At December 31, 2024, there were 76,530 unvested options with an aggregate grant date fair value of $464,000. There were 100 options that vested during the three months ended December 31, 2024 with a total fair value of $326.

Additional information regarding options outstanding at December 31, 2025, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
15.67	-	19.13	37,155	$16.56	3.7	37,155	$16.56	3.7
26.50	-	27.40	65,360	27.34	6.0	43,160	27.30	5.6
28.23	-	29.69	69,600	28.73	4.4	59,000	28.82	4.1
31.80	-	33.40	19,975	31.88	3.0	19,375	31.14	2.8
			192,090	$26.23	4.7	158,690	$25.91	4.3

The aggregate intrinsic value of options outstanding at December 31, 2025 and 2024, was $1.84 million and $1.45 million, respectively.

As of December 31, 2025, unrecognized compensation cost related to unvested stock options was $210,000, which is expected to be recognized over a weighted average period of 1.16 years.

There were no restricted stock awards granted during the three months ended December 31, 2025 and 2024.

The following table presents the activity related to restricted stock for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding beginning of period	70,450	$31.94	49,015	$29.28
Forfeited	(2,080)	29.50	(450)	29.28
Restricted stock outstanding end of period	68,370	$32.01	48,565	$29.28

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At December 31, 2025, unrecognized compensation cost related to unvested restricted stock awards was $2.06 million, which is expected to be recognized over a weighted average period of 2.42 years.

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

The Company had no liabilities measured at fair value on a recurring basis at December 31, 2025 and September 30, 2025. The Company's assets measured at estimated fair value on a recurring basis at December 31, 2025 and September 30, 2025, were as follows (dollars in thousands):

December 31, 2025	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$75,243	$—	$75,243
Investments in equity securities
Mutual funds	867	—	—	867
Total	$867	$75,243	$—	$76,110

September 30, 2025	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
U.S. government securities	$4,968	$—	$—	$4,968
MBS: U.S. government agencies	—	73,272	—	73,272
Investments in equity securities
Mutual funds	864	—	—	864
Total	$5,832	$73,272	$—	$79,104

There were no transfers among Level 1, Level 2 and Level 3 during the three months ended December 31, 2025 and the year ended September 30, 2025.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at December 31, 2025 and September 30, 2025 (dollars in thousands):

	Estimated Fair Value			Total Estimated
December 31, 2025	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Commercial business loans	$—	$—	$173	$173
Total loans	—	—	173	173
OREO and other repossessed assets	—	—	221	221
Total	$—	$—	$394	$394

	Estimated Fair Value			Total Estimated
September 30, 2025	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Commercial business loans	$—	$—	$177	$177
Total loans	—	—	177	177
OREO and other repossessed assets	—	—	221	221
Total	$—	$—	$398	$398

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a non-recurring basis as of December 31, 2025 and September 30, 2025:

	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Individually evaluated collateral-dependent loans	Market approach	Appraised value less estimated selling costs	8%

OREO and other repossessed assets	Market approach	Lower of appraised value or listing price less estimated selling costs	8%

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a fair value for these types of items as of December 31, 2025 and September 30, 2025. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of December 31, 2025 and September 30, 2025 (dollars in thousands):

	December 31, 2025
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$246,864	$246,864	$246,864	$—	$—
CDs held for investment	6,470	6,470	6,470	—	—
Investment securities	208,502	204,639	67,398	137,241	—
Investments in equity securities	867	867	867	—	—
FHLB stock	2,045	2,045	2,045	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	3,736	3,787	3,787	—	—
Loans receivable, net	1,458,832	1,443,563	—	—	1,443,563
Accrued interest receivable	7,435	7,435	7,435	—	—

Financial liabilities
Certificates of deposit	431,098	430,840	—	—	430,840
FHLB borrowings	20,000	20,026	—	—	20,026
Accrued interest payable	1,925	1,925	1,925	—	—

	September 30, 2025
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$243,428	$243,428	$243,428	$—	$—
CDs held for investment	7,217	7,217	7,217	—	—
Investment securities	215,101	210,574	71,870	138,704	—
Investments in equity securities	864	864	864	—	—
FHLB stock	2,045	2,045	2,045	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,127	1,159	1,159	—	—
Loans receivable, net	1,463,590	1,441,850	—	—	1,441,850
Accrued interest receivable	7,393	7,393	7,393	—	—

Financial liabilities
Certificates of deposit	442,521	442,024	—	—	442,024
FHLB borrowings	20,000	20,009	—	—	20,009
Accrued interest payable	1,963	1,963	1,963	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income tax paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold. The amendment requires on an annual basis a reconciliation broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU on a prospective basis. The Company expects this ASU to only impact its annual disclosure requirements and does not expect the adoption of this ASU to have a material impact on its business operations or the Company's consolidated financial statements.

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

In November 2025, The FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326) Purchased loans. The ASU expands the use of the gross-up method for accounting for certain acquired loans, specifically purchased seasoned loans ("PSLs"). This methods allows entities to recognize an allowance for credit losses at the acquisition date, which is added to the asset's amortized cost basis. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect this ASU to impact the Company's consolidated financial statements since there are no PSLs in the loan portfolio.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) Narrow-Scope Improvements. The ASU adds additional interim disclosures from various Codification Topics to ASC 270. It requires entities to disclose events that occurred since the end of the last annual reporting period that materially affect the entity. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company expects this ASU to only impact its disclosure requirements and does not expect the adoption of the ASU to have a material impact on its business operations or the Company's consolidated financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not currently expected to have a material effect on the Company's financial position, results of operations or cash flows.

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606") applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended December 31, 2025, the Company recognized $989,000 in service charges on deposits, $1.19 million in ATM and debit card interchange transaction fees, $24,000 in escrow fees, and $23,000 in fee income from non-deposit investment sales included in "Other, net" in non-interest income on the consolidated statement of income, all considered within the scope of ASC 606. For the three months ended December 31, 2024, the Company recognized $999,000 in service charges on deposits,

$1.27 million in ATM and debit card interchange transaction fees, $18,000 in escrow fees, and $1,000 in fee income from non-deposit investment sales.

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

A summary of the Company's commitments at December 31, 2025 and 2024, are listed below (in thousands):

	December 31, 2025	December 31, 2024
Undisbursed portion of construction loans in process (see Note 4)	$89,883	$85,350
Undisbursed lines of credit	122,109	115,279
Commitments to extend credit	32,200	16,265
	$244,192	$216,894

The Company maintains a separate ACL related to unfunded loan commitments. Management estimates the amount of expected losses related to unfunded, off-balance sheet commitments over the contractual period in which there is exposure to credit risk from a contractual obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical utilization. Credit risk associated with the unfunded commitments is consistent with the loss ratio for each loan segment within the ACL for loans. The ACL on unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision for (recapture of) credit losses on the consolidated income statements. The ACL on unfunded loan commitments totaled $383,000 and $307,000 at December 31, 2025 and 2024, respectively

The following table sets forth information for the three months ended December 31, 2025 and 2024, regarding activity in the ACL on unfunded loan commitments (dollars in thousands):

	Three Months Ended December 31, 2025	Three Months Ended December 31, 2024
Beginning ACL	$432	$327
Provision for (recapture of) credit losses	(49)	(20)
Ending ACL	$383	$307

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

Timberland Bancorp has employment agreements with its Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Lending Officer and Chief Technology Officer which provide for severance payments and other benefits if the officers are involuntarily terminated following a change in control of Timberland Bancorp or the Bank. The maximum value of the severance benefits under these agreements is equal to 2.99 times the officer's average annual compensation during the five-year period preceding the effective date of the change in control.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 1 of this Form 10-Q. The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three months ended December 31, 2025.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-

looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results express or implied by our forward-looking statements, including, but not limited to:

•adverse impacts to economic conditions in our local markets or other markets where we have lending relationships;
•changes in employment levels, labor shortages inflation, a recession or slowed economic growth;
•changes in interest rate levels and the duration volatility, and the timing and pace of such changes, including actions by the Board of Governors of the Federal Reserve System (“Federal Reserve”), which could materially affect our net interest margin, funding costs, asset values, access to capital and liquidity;
•the impact of inflation, including and related monetary and fiscal policy responses thereto, and the impact their effect on consumer and business behavior;
•Geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, could disrupt financial markets, global supply chains, energy commodity prices, or economic activity in specific industry sectors;
•the effects of a Federal government shutdown, a debt ceiling standoff, or other fiscal policy uncertainty;
•credit risks of associated with lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses ("ACL"), and provision for credit losses;
•fluctuations in the demand for loans, the number of unsold homes, land and other properties, and real estate values in our market areas;
•secondary market conditions for loans and our ability to sell loans in the secondary market;
•results of examinations of us by regulatory authorities, including the possibility that any such regulatory authorities may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
•the impact of bank failures or adverse developments at other banks and related negative press publicity about the banking industry in general on investor and depositor sentiment;
•legislative or regulatory changes, including changes in banking, securities and tax law, in regulatory policies and principles, or the interpretation of regulatory capital or other rules;
•our ability to attract and retain deposits;
•our ability to control operating costs and expenses;
•the ability to adapt to rapid technological changes, including advancements related to artificial intelligence, digital banking platforms, and cybersecurity;
•the use of estimates in determining the fair value of assets, which may prove inaccurate;
•staffing fluctuations in response to changes in product demand or corporate implementation strategies;
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
•environmental, social and governance goals and targets matters;
•effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, civil domestic political unrest, and other external events;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks described elsewhere in this Form 10-Q and our other reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the "2025 Form 10-K")

Any of the forward-looking statements that we make in this Form 10-Q and in the other public statements we make are based upon management's beliefs and assumptions at the time they are made. We do not undertake and specifically disclaim any obligation to publicly update or revise any forward-looking statements included in this quarterly report to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise, except as may be required by law. In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this document might not occur and we caution readers not to place undue reliance on any forward-looking statements. These risks could cause our actual results for fiscal 2026 and beyond to differ materially from those expressed or implied in any forward-looking statements by, or on behalf of, us, and could negatively affect the Company's consolidated financial condition and results of operations as well as its stock price performance.

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 23 offices (including its main office in Hoquiam). At December 31, 2025, the Company had total assets of $2.01 billion, net loans receivable of $1.46 billion, total deposits of $1.70 billion and total shareholders’ equity of $268.41 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

Our net interest income, net interest margin, and net interest spread are primarily influenced by changes in market interest rates, the shape of the yield curve, and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities. These components of net interest income are also affected by the volume and composition of our interest-earning assets, interest-bearing and non-interest-bearing liabilities, and shareholders’ equity. During the first fiscal quarter of 2026 (fiscal quarter ended December 31, 2025), interest rate trends were influenced by monetary policy actions taken by the Federal Open Market Committee (“FOMC”) of the Federal Reserve. In the second half of the calendar year 2025, the FOMC reduced the target range for the federal funds rate three times, most recently to a range of 3.50% to 3.75% at December 31, 2025. Despite the decline in market rates, asset yields increased due to the origination of new loans at higher rates and upward repricing of adjustable-rate loans. At the same time, funding costs declined at a slower pace, which moderated the overall benefit to our net interest margin.

The provision for (recapture of) credit losses on loans is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The ACL on loans reflects the amount that management has determined is adequate to cover probable expected credit losses in the loan portfolio. As the loan portfolio increases, or due to an increase in probable expected losses inherent in the loan portfolio, the ACL may increase, resulting in a decrease to net interest income after the provision. Improvement in loan risk ratings, increase in property values, or receipts of recoveries of amounts previously charged off may partially or fully offset any required increases to the ACL on loans due to loan growth or an increase in the probable expected credit losses. The Company recorded a provision for credit losses on loans of $16,000 for the three months ended December 31, 2025 compared to a provision for credit losses on loans of $52,000 for the three months ended December 31, 2024.

Net income is also impacted by levels of non-interest income and non-interest expense. For the three months ended December 31, 2025, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, BOLI net earnings, servicing income on loans sold, escrow fees and other operating income. Non-interest income may also be affected by net recoveries on investment securities and the reversal of previously recognized OTTI losses, if applicable. Additionally, it is reduced by valuation allowances on loan servicing rights and increased by recoveries of such allowances, when recognized. Non-interest expense for the same periods primarily included salaries and employee benefits, premises and equipment costs, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure-related expenses, technology and communications expenses, deposit operation expenses, amortization of CDI, and other general operating expenses. In certain periods, non-interest expense may be offset by gains on the sale of premises and equipment or OREO. Both non-interest income and non-interest expense are influenced by the Company’s overall growth and the expansion of its loan and deposit account base.

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

The Company's critical accounting estimates are described in the Company’s 2025 Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates.” That discussion highlights estimates that the Company makes that involve uncertainty or potential for substantial change. There have been no material changes in the Company’s critical accounting policies and estimates as previously disclosed in the Company’s 2025 Form 10-K.

Comparison of Financial Condition at December 31, 2025 and September 30, 2025

General: Total assets decreased by $6.65 million, or 0.3%, to $2.006 billion at December 31, 2025 from $2.013 billion at September 30, 2025.  The decrease was primarily due to decreases in investment securities and decreases in net loans receivable. These decreases were partially offset by increases in cash and cash equivalents.

Net loans receivable decreased by $4.76 million, or 0.3%, to $1.459 billion at December 31, 2025 from $1.464 billion at September 30, 2025, primarily due to decreases in construction and land loans categories. These decreases were partially offset by increases in one- to four- family, multi-family, home equity and second mortgage loan categories.

Total deposits decreased by $12.15 million, or 0.7%, to $1.704 billion at December 31, 2025 from $1.717 billion at September 30, 2025, primarily due to decreases in non-interest deposit account balances, certificates of deposit "CDs" account balances, and savings account balances. These decreases were partially offset by increases in NOW checking and money market account balances.

Shareholders’ equity increased by $5.80 million, or 2.2%, to $268.41 million at December 31, 2025 from $262.61 million at September 30, 2025.  The increase was primarily due to net income earned during the current period, partially offset by the payment of dividends to common shareholders, and repurchases of common stock during the three months ended December 31, 2025.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $2.69 million, or 1.1%, to $253.33 million at December 31, 2025 from $250.65 million at September 30, 2025. The increase was due to a $3.44 million increase in cash and cash equivalents, resulting primarily from maturities, prepayments and scheduled amortizations of investment securities and loan payoffs. The overall increase was partially offset by a $747,000 decrease in CDs held for investment.

Investment Securities:  Investment securities (including investments in equity securities) decreased by $6.60 million, or 3.1%, to $209.37 million at December 31, 2025 from $215.97 million at September 30, 2025. This decrease was primarily due to maturities, prepayments and scheduled amortizations. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock remained constant at $2.05 million at December 31, 2025 and September 30, 2025.

Other Investments: Other investments, consisting solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, remained unchanged at $3.00 million at both December 31, 2025 and September 30, 2025. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable decreased by $4.76 million, or 0.3%, to $1.459 billion at December 31, 2025 from $1.464 billion at September 30, 2025.  The decrease was primarily due to an $18.16 million decrease in construction loans and a $2.43 million decrease in land loans. These decreases were partially offset by an $8.03 million increase in one- to four-family loans, a $4.56 million increase in multi-family loans, a $2.09 million increase in the home equity and second mortgage loans and smaller increases in other loan categories.

Loan originations increased by $992,000, or 1.4%, to $73.06 million for the three months ended December 31, 2025 from $72.07 million for the three months ended December 31, 2024.  The increase was primarily due to increases in originations of commercial business, multi-family and one- to four-family loans. These increases were partially offset by decreases in construction and commercial real estate loan originations.

The Company generally sells longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. Sales of fixed-rate one- to four-family loans increased by $1.36 million, or 58.7%, to $3.66 million for the three months ended December 31, 2025 from $2.31 million for the three months ended December 31, 2024, primarily due to an increase in one- to four-family construction loans refinancing to permanent loans and being sold into the secondary market.

For additional information on loans, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $142,000, or 0.7%, to $21.83 million at December 31, 2025 from $21.68 million at September 30, 2025.  The modest increase reflects capitalized additions related to facility improvements and equipment purchases during the period, which were largely offset by scheduled depreciation expense.

OREO (Other Real Estate Owned):  At December 31, 2025 and September 30, 2025, total OREO and other repossessed assets consisted of one commercial real estate property with a value of $221,000 and one land parcel with no recorded value.

BOLI (Bank Owned Life Insurance): BOLI increased by $158,000, or 0.7%, to $21.99 million at December 31, 2025 from $21.83 million at September 30, 2025. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both December 31, 2025 and September 30, 2025. CDI decreased by $34,000, or 12.5%, to $237,000 at December 31, 2025 from $271,000 at September 30, 2025 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loan Servicing Rights, Net: Loan servicing rights, net decreased by $137,000, or 16.8%, to $678,000 at December 31, 2025 from $815,000 at September 30, 2025 primarily due to the amortization of servicing rights. The principal amount of loans serviced for Freddie Mac and the U.S. Small Business Administration decreased by $4.99 million to $352.02 million at December 31, 2025 from $357.01 million at September 30, 2025.

Other Assets: Other assets decreased $674,000, or 11.0% to $5.44 million at December 31 2025 from $6.11 million at September 30, 2025. This was mainly due to a $781,000 decrease in the debit card processing prefund amount.

Deposits: Deposits decreased by $12.15 million, or 0.7%, to $1.70 billion at December 31, 2025 from $1.72 billion at September 30, 2025. The decrease was primarily due to a $26.39 million decrease in non-interest bearing demand deposits, an $11.42 million decrease in CDs and a $4.19 million decrease in savings account balances. These decreases were partially offset by a $21.68 million increase in NOW checking and an $8.16 million increase in money market account balances. The change in deposit balances and mix reflects continued competitive pricing pressures in the current interest rate environment. While some funds migrated from non-interest-bearing and lower-yielding accounts into higher-yielding transaction products, CDs declined as some customers opted to maintain greater access to funds.

At December 31, 2025, the loan-to-deposit ratio was approximately 85.59%, compared to 85.26% September 30, 2025, reflecting continued disciplined loan growth largely funded by core deposit activity. Management continues to monitor deposit pricing and mix in the context of liquidity management and efforts to support net interest income and profitability.

Deposits consisted of the following at December 31, 2025 and September 30, 2025 (dollars in thousands):

	December 31, 2025		September 30, 2025
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$404,300	23.7%	$430,685	25.1%
NOW checking	367,278	21.5	345,599	20.1
Savings	197,490	11.6	201,678	11.7
Money market	304,316	17.9	296,152	17.3
Certificates of deposit under $250	256,809	15.1	256,597	14.9
Certificates of deposit $250 and over	136,764	8.0	142,813	8.3
Certificates of deposit - brokered	37,525	2.2	43,111	2.6
Total	$1,704,482	100.0%	$1,716,635	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings remained unchanged at $20.00 million at both December 31, 2025 and September 30, 2025. The borrowings consist of three borrowings: two totaling $15.00 million with scheduled maturities in May 2026, both bearing interest at 3.95%, and one $5.00 million borrowing maturing in August 2026 with an interest rate of 4.03%.

Shareholders’ Equity:  Total shareholders’ equity increased by $5.80 million, or 2.2%, to $268.41 million at December 31, 2025 from $262.61 million at September 30, 2025.  The increase was primarily due to net income of $8.22 million. This increase was partially offset by dividend payments to common shareholders of $2.21 million and the repurchase of 29,303 shares of the Company's common stock for $1.00 million, net of tax.

Asset Quality and Commercial Real Estate Portfolio Breakdown:

Non-performing assets to total assets was 0.23% at both December 31, 2025 and September 30, 2025. Non-performing assets decreased by $126,000, or 2.7%, to $4.54 million at December 31, 2025 from $4.66 million at September 30, 2025. The decrease was primarily due to a $123,000 decrease in non-accrual loans. The decrease in non-accrual loans was driven by the reductions in the home equity and second mortgage and commercial business portfolios and partially offset by increases in the commercial real estate and one- to four- family portfolios. Decreases in the home equity and second mortgage and commercial business categories were primarily attributable to loan payoffs.

Substandard loans decreased $24.19 million to $8.61 million at December 31, 2025 from $32.81 million at September 30, 2025. As of December 31, 2025, substandard loans are 0.55% of total loans receivable. The decrease is primarily a result of the largest substandard loan that was secured by a land development project paying off during the quarter and the second largest substandard loan that was secured by an apartment property being upgraded.

The following table sets forth information with respect to the Company’s non-performing assets at December 31, 2025 and September 30, 2025 (dollars in thousands):

	December 31, 2025	September 30, 2025
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$1,988	$1,781
Commercial real estate	304	159
Construction – custom and owner/builder	553	553
Consumer loans:
Home equity and second mortgage	356	602
Other	20	22
Commercial business loans	1,063	1,290
Total loans accounted for on a non-accrual basis	4,284	4,407

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days or more past due loans	4,284	4,407

Non-accrual investment securities	32	35

OREO and other repossessed assets, net	221	221
Total non-performing assets	$4,537	$4,663

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.29%	0.30%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.21%	0.22%

Non-performing assets as a percentage of total assets	0.23%	0.23%

Loans receivable (2)	$1,476,957	$1,481,681

Total assets	$2,006,127	$2,012,779
___________________________________
(1) At both December 31, 2025 and September 30, 2025 there was one one- to four-family property in the process of foreclosure.
(2)  Does not include loans held for sale. Loan balances are before any reduction of the ACL.

The following tables provide a breakdown of commercial real estate ("CRE") loans by collateral types as of December 31, 2025 and September 30, 2025:

CRE Loan Portfolio Breakdown by Collateral at December 31, 2025
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$129,108	21.1%	8.2%	$1,317	$—
Medical/dental offices	84,338	13.8	5.4	1,240	—
Office buildings	68,132	11.1	4.3	811	304
Other retail buildings	53,059	8.7	3.4	596	—
Mini-storage	38,098	6.2	2.4	1,524	—
Hotel/motel	31,031	5.1	2.0	2,585	—
Restaurants	28,365	4.6	1.8	579	—
Gas stations/convenience stores	26,468	4.3	1.7	1,018	—
Churches	14,018	2.3	0.9	876	—
Nursing homes	13,379	2.2	0.9	2,230	—
Shopping centers	10,363	1.7	0.7	1,727	—
Mobile home parks	9,160	1.5	0.6	413	—
Other	106,470	17.4	6.8	783	—
Total CRE	$611,989	100.0%	39.1%	$961	$304

CRE Loan Portfolio Breakdown by Collateral at September 30, 2025
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$129,815	21.3%	8.2%	$1,311	$159
Medical/dental offices	81,831	13.4	5.2	1,240	—
Office buildings	67,840	11.1	4.3	817	—
Other retail buildings	54,497	8.9	3.5	599	—
Mini-storage	38,291	6.3	2.4	1,532	—
Hotel/motel	31,345	5.1	2.0	2,612	—
Restaurants	28,703	4.7	1.8	586	—
Gas stations/convenience stores	25,597	4.2	1.6	1,024	—
Churches	14,410	2.4	0.9	901	—
Nursing homes	13,456	2.2	0.9	2,243	—
Shopping centers	10,436	1.7	0.7	1,739	—
Mobile home parks	9,174	1.5	0.6	417	—
Other	105,297	17.2	6.7	774	—
Total CRE	$610,692	100.0%	38.8%	$960	$159

Comparison of Operating Results for the Three Months Ended December 31, 2025 and 2024

Net income increased by $1.36 million, or 19.8%, to $8.22 million for the quarter ended December 31, 2025 from $6.86 million for the quarter ended December 31, 2024. Net income per diluted common share increased by $0.18, or 20.9%, to $1.04 for the quarter ended December 31, 2025 from $0.86 for the quarter ended December 31, 2024. The increases in net income and diluted earnings per share for the three months ended December 31, 2025, were primarily due to a $1.98 million increase in net interest income and a $67,000 increase in non-interest income. These increases were partially offset by a $388,000 increase in the provision for income taxes and a $364,000 increase in non-interest expense.

Net Interest Income: Net interest income increased by $1.98 million, or 11.7%, to $18.95 million for the quarter ended December 31, 2025 from $16.97 million for the quarter ended December 31, 2024. This increase was due to a 10 basis point increase in the weighted average yield of interest-earning assets to 5.52% for the quarter ended December 31, 2025 from 5.42% for the quarter ended December 31, 2024, a 16 basis point decrease in the average cost of interest bearing liabilities and a $101.38 million increase in average total interest-earning assets. The improvement reflects both favorable asset repricing, particularly within the loan portfolio, and a reduction in funding costs driven by repricing and a shift in funding mix. These benefits were partially offset by a $75.50 million increase in average interest-bearing liabilities.

Total interest and dividend income increased by $1.94 million, or 7.7%, to $27.20 million for the quarter ended December 31, 2025 from $25.26 million for the quarter ended December 31, 2024. The increase was primarily due to higher yields earned on loans receivable, and growth in the average balance of interest-bearing deposits in banks and CDs. The average yield on loans increased 28 basis points, reflecting continued asset repricing, while the average balance of loans increased $40.42 million. The average balance of interest-bearing deposits in banks and CDs increased $89.62 million, although the yield on those balances declined 77 basis points due to changes in short-term interest rates, partially offsetting the benefit of higher balances. These increases were partially offset by a $28.67 million decrease in the average balance of investment securities.

The average balance of total interest-earning assets increased by $101.38 million, or 5.5%, to $1.95 billion for the quarter ended December 31, 2025 from $1.85 billion for the quarter ended December 31, 2024. Prepayment penalties, non-accrual interest and late fees totaled $282,000 for the quarter ended December 31, 2025 compared to $123,000 in the prior year quarter and contributed to a 6 basis point increase in the loan portfolio yield. The overall yield on interest-earning assets increased by 10 basis points to 5.52% for the quarter ended December 31, 2025 from 5.42% for the quarter ended December 31, 2024.

Total interest expense decreased by $41,000, or 0.5%, to $8.25 million for the quarter ended December 31, 2025 from $8.29 million for the quarter ended December 31, 2024. The decrease occurred despite a $75.50 million increase in the average balance of interest-bearing liabilities, as the average cost of those liabilities declined 16 basis points to 2.46% for the quarter ended December 31, 2025 from 2.62% for the quarter ended December 31, 2024. The lower funding costs reflects both repricing of deposit products and a shift in funding mix, including growth in lower-costing accounts and a reductions in higher -cost money market and CD accounts. Average balances of CDs and NOW checking accounts increased, partially offset by decreases in money market and savings account balances.

As a result of changes above, the net interest margin ("NIM") increased to 3.85% for the quarter ended December 31, 2025 from 3.64% for the quarter ended December 31, 2024.

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

	Three Months Ended December 31,
	2025			2024
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,478,563	$22,673	6.08%	$1,438,144	$21,032	5.80%
Investment securities (2)	212,672	1,862	3.47	241,345	2,138	3.51
Dividends from mutual funds, FHLB stock and other investments	5,912	82	5.50	5,891	86	6.41
Interest-bearing deposits in banks and CDs	256,379	2,578	3.99	166,764	2,001	4.76
Total interest-earning assets	1,953,526	27,195	5.52	1,852,144	25,257	5.42
Non-interest-earning assets	79,280			75,534
Total assets	$2,032,806			$1,927,678

Interest-bearing liabilities:
NOW checking	$368,557	1,495	1.61	$328,455	1,142	1.38
Money market	304,183	2,195	2.86	324,424	2,797	3.42
Savings	198,384	150	0.30	205,650	144	0.28
Certificates of deposit	401,821	3,776	3.73	331,785	3,418	4.10
Brokered CDs	39,282	427	4.31	46,414	583	4.98
Short-term borrowings	20,000	203	4.03	—	—	—
Long-term borrowings	—	—	—	20,000	203	4.03
Total interest-bearing liabilities	1,332,227	8,246	2.46	1,256,728	8,287	2.62
Non-interest-bearing deposits	420,521			414,149
Other liabilities	15,640			10,146
Total liabilities	1,768,388			1,681,023
Shareholders' equity	264,418			246,655
Total liabilities and
shareholders' equity	$2,032,806			$1,927,678

Net interest income		$18,949			$16,970
Interest rate spread			3.06%			2.81%
Net interest margin (3)			3.85%			3.64%
Ratio of average interest-earning assets to average interest- bearing liabilities			146.64%			147.38%
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

	Three months ended December 31, 2025 compared to three months ended December 31, 2024 increase (decrease) due to
	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$1,039	$602	$1,641
Investment securities	(25)	(251)	(276)
Dividends from mutual funds, FHLB stock and other investments	(4)	—	(4)
Interest-bearing deposits in banks and CDs	(364)	941	577
Total net increase in income on interest-earning assets	646	1,292	1,938

Interest-bearing liabilities:
NOW checking	204	149	353
Money market	(435)	(167)	(602)
Savings	11	(5)	6
Certificates of deposit	(418)	620	202
Short-term FHLB borrowings	—	203	203
Long-term borrowings	—	(203)	(203)
Total net increase (decrease) in expense on interest-bearing liabilities	(638)	597	(41)

Net increase in net interest income	$1,284	$695	$1,979

Provision for Credit Losses: A $35,000 recapture of credit losses was recorded for the quarter ended December 31, 2025, consisting of a $16,000 provision for credit losses on loans, a $2,000 recapture of credit losses on investment securities, and a $49,000 recapture of credit losses on unfunded commitments which was due to construction loans converting to permanent financing. A $27,000 provision for credit losses was recorded for the quarter ended December 31, 2024, consisting of a $52,000 provision for credit losses on loans, a $5,000 recapture of credit losses on investment securities and an $20,000 recapture of credit losses on unfunded commitments.

For the quarter ended December 31, 2025, net recoveries totaled $18,000 compared to net-charge offs of $242,000 for the quarter ended December 31, 2024. Non-accrual loans decreased by $123,000, or 2.8%, to $4.28 million at December 31, 2025 from $4.41 million at September 30, 2024, and increased by $1.55 million, or 56.8%, from $2.73 million at December 31, 2024. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $397,000, or 7.0%, to $6.05 million at December 31, 2025, from $5.66 million at September 30, 2025 and increased by $2.03 million, or 50.5%, from $4.02 million one year ago.

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

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $67,000, or 2.5%, to $2.76 million for the quarter ended December 31, 2025 from $2.70 million for the quarter ended December 31, 2024. This increase was primarily due to a $35,000 increase in gain on sale of loans, reflecting a higher volume of fixed-rate one- to four-family mortgages into the secondary market, a $26,000 increase in servicing income on loans sold and smaller increases in several other categories. These increases were partially offset by a $73,000 decrease in ATM and debit card interchange fees, primarily due to lower transaction volume and a $10,000 decrease in service charges on deposits, reflecting lower overdraft-related fee activity.

Non-interest Expense:  Total non-interest expense increased by $364,000, or 3.3%, to $11.43 million for the quarter ended December 31, 2025 from $11.07 million for the quarter ended December 31, 2024. This increase was mainly due to a $361,000 increase in salary and employee benefits due to annual compensation increases, a $124,000 increase in premises and equipment expense due to expenses related to the addition of the University Place branch, a $111,000 increase in state and local taxes expense and a $61,000 increase in ATM and debit card interchange transaction expense. These increases were partially offset by an $85,000 decrease in technology and communications expenses due to contract negotiations with our core processor in the second quarter of 2025, a $30,000 decrease in professional fees expense and several expense recoveries on items in the other, net category.

The efficiency ratio for the current quarter improved to 52.65% compared to 56.27% for the comparable quarter one year ago. The improvement in the efficiency ratio was due to higher overall revenue, which was partially offset by higher non-interest expense.

Provision for Income Taxes: The provision for income taxes increased by $388,000, or 22.7%, to $2.10 million for the quarter ended December 31, 2025 from $1.71 million for the quarter ended December 31, 2024. The increase in the provision for income taxes was primarily due to higher pre-tax income. The Company's effective income tax rate was 20.4% for the quarter ended December 31, 2025 and 20.0% for the quarter ended December 31, 2024.

Liquidity

The Company's primary sources of funds are customer deposits, proceeds from principal and interest payments on loans, the sale of loans, maturing investment securities, maturing CDs held for investment and borrowings, if needed, from the FHLB and FRB. While the maturities and the scheduled amortization of loans are a predictable source of funds, deposit flows and mortgage prepayments are influenced by general interest rates, economic conditions, and competitive factors.

The Bank maintains an adequate level of liquidity to ensure that sufficient funds are available to fund its operations. It generally holds sufficient cash and short-term investments to meet short-term liquidity needs. At December 31, 2025, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 16.90%. The Bank maintains a credit facility with the FHLB providing immediately available borrowings of up to 45% of total assets, limited by available collateral. At December 31, 2025, the Bank had a total of $708.68 million available for borrowings with the FHLB of which $20.00 million was outstanding. Additionally, the Bank maintains a short-term borrowing line with the FRB, with total credit based on eligible collateral, under the Borrower-in-Custody program with $71.87 million available and no outstanding balance at December 31, 2025. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB") with no outstanding balance at December 31, 2025. Subject to market conditions, the Bank may utilize these borrowing facilities to fund loan originations and deposits withdrawals, satisfy other financial commitments, repay maturing debt and to pursue investment opportunities as appropriate..

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the three months ended December 31, 2025 and 2024, the Bank originated $73.06 million and $72.07 million of loans, respectively. At December 31, 2025, the Bank had undisbursed lines of credit and commitments to extend credit totaling $154.31 million and undisbursed construction loans in process totaling $89.88 million.  Investment securities purchased during the three months ended December 31, 2025 and 2024 totaled $3.96 million and $8.58 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the three months ended December 31, 2025 and 2024, the Bank sold $3.66 million and $2.31 million, respectively, in loans and loan participation interests.  During the three months ended December 31, 2025 and 2024, the Bank received $66.94 million and $65.16 million in principal repayments, respectively.

The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment, and investment securities available for sale (including equity securities) decreased to $329.44 million at December 31, 2025 from $329.75 million at September 30, 2025. CDs that are scheduled to mature in less than one year from December 31, 2025 totaled $405.34 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

For the remainder of the 2026 fiscal year, the Bank projects that fixed commitments will include approximately $285,000 of operating lease payments. All FHLB borrowings are scheduled to mature during fiscal year 2026. In addition, at December 31, 2025, the Bank had other future obligations and accrued expenses totaling $10.22 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to is operating expenses, Timberland Bancorp is responsible for paying any dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. However, the Bank’s ability to pay dividends is subject to regulatory limitations, including capital adequacy requirements and supervisory approval under certain circumstances. The Bank maintains strong capital levels and earnings capacity, which support its ability to upstream dividends to Timberland Bancorp, subject to applicable regulatory constraints. At December 31, 2025, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $1.41 million.

The Company currently expects to continue its practice of paying quarterly cash dividends on its common stock, subject to the discretion of the Board of Directors, which may modify or discontinue this practice at any time and for any reason without prior notice. The cash dividend rate that was announced on January 26, 2026 and will be paid on February 27, 2026 is $0.29 per share, a level the Company believes appropriately balances the objectives of investing in the Bank and returning capital to shareholders. Based on the number of shares outstanding as of December 31, 2025, continued payment at this rate would result in an average total quarterly dividend of approximately $2.29 million.

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

Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at December 31, 2025, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at December 31, 2025, to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$252,586	12.67%	$79,735	4.00%	$99,669	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	252,586	19.86	57,220	4.50	82,651	6.50
Tier 1 capital	252,586	19.86	76,293	6.00	101,724	8.00
Total capital	268,513	21.12	101,724	8.00	127,155	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At December 31, 2025, the Bank’s capital exceeded the conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve and is subject to capital adequacy requirements under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For bank holding companies with less than $3.0 billion in consolidated assets (as of June 30th of the preceding year), the Federal Reserve capital guidelines are generally applied on a bank only basis. In such cases, the Federal Reserve expects the subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at December 31, 2025, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of December 31, 2025 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$254,518	12.61%
Risk-based Capital Ratios:
Common equity Tier 1 capital	254,518	20.01
Tier 1 capital	254,518	20.01
Total capital	270,451	21.26

Key Financial Ratios and Data

	Three Months Ended December 31,
	2025	2024
PERFORMANCE RATIOS:
Return on average assets	1.60%	1.41%
Return on average equity	12.33%	11.03%
Net interest margin	3.85%	3.64%
Efficiency ratio	52.65%	56.27%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s 2025 Form 10-K.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.    Risk Factors

There have been no material changes in the Risk Factors previously disclosed in Item 1A of the Company's 2025 Form 10-K.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended December 31, 2025:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
10/01/2025 - 10/31/2025	—	$—	—	337,280
11/01/2025 - 11/30/2025	16,443	33.63	16,443	320,837
12/01/2025 - 12/31/2025	12,860	35.49	12,860	307,977
Total	29,303	$34.44	29,303	307,977

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

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None to be reported.
b.None to be reported.
c.During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.         Exhibits

(a)   Exhibits

3.1	Articles of Incorporation of the Registrant (1)
3.2	Amended and Restated Bylaws of the Registrant (2)
4.1	Form of Certificate of Timberland Bancorp, Inc. Common Stock (1)
10.1	Employee Severance Compensation Plan, as revised (3)
10.2	Employee Stock Ownership Plan (4)
10.3	Form of Incentive Stock Option Agreement (5)
10.4	Form of Non-qualified Stock Option Agreement (5)
10.5	Employment Agreement with Dean J. Brydon, as amended (6)
10.6	Employment Agreement with Jonathan A. Fischer, as amended (6)
10.7	Employment Agreement with Marci A. Basich (6)
10.8	Employment Agreement with Matthew J. DeBord (6)
10.9	Employment Agreement with Breanne Antich (7)
10.10	Timberland Bancorp, Inc. 2019 Equity Incentive Plan (9)
10.11	Form of Restricted Stock Grant Agreement (10)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended December 31, 2025 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: February 6, 2026	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer
(Duly Authorized Officer)

Date: February 6, 2026	By: /s/Marci A. Basich
Marci A. Basich
Chief Financial Officer
(Principal Financial Officer)