Form 10-Q
period 2026-03-31
TIMBERLAND BANCORP INC
filed 2026-05-07
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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
Yes ___    No   _☒_

As of May 4, 2026, there were 7,827,953 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
March 31, 2026 and September 30, 2025
(Dollars in thousands, except per share amounts)

	March 31, 2026	September 30, 2025
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$24,157	$23,649
Interest-bearing deposits in banks	270,514	219,779
Total cash and cash equivalents	294,671	243,428

Certificates of deposit (“CDs”) held for investment, at cost	5,972	7,217
Investment securities held to maturity, at amortized cost (net of allowance for credit losses ("ACL") of $31 and $36), (estimated fair value of $113,288 and $132,334)	117,327	136,861
Investment securities available for sale, at fair value	91,869	78,240
Investments in equity securities, at fair value	862	864
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	2,103	2,045
Other investments, at cost	3,000	3,000
Loans held for sale	1,642	1,127
Loans receivable, net of ACL of $18,648 and $18,091	1,450,877	1,463,590
Premises and equipment, net	21,925	21,684
Other real estate owned (“OREO”) and other repossessed assets, net	221	221
Accrued interest receivable	7,397	7,393
Bank owned life insurance (“BOLI”)	22,143	21,830
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	203	271
Loan servicing rights, net	641	815
Operating lease right-of-use ("ROU") assets	2,767	2,949
Other assets	7,635	6,113
Total assets	$2,046,386	$2,012,779

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$407,980	$430,685
Interest-bearing	1,335,230	1,285,950
Total deposits	1,743,210	1,716,635

Operating lease liabilities	2,937	3,077
FHLB borrowings	20,000	20,000
Other liabilities and accrued expenses	9,150	10,453
Total liabilities	$1,775,297	$1,750,165
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
March 31, 2026 and September 30, 2025
(Dollars in thousands, except per share amounts)

	March 31, 2026	September 30, 2025
	(Unaudited)	*
Commitments and contingencies (see Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,833,643 shares issued and outstanding - March 31, 2026 7,889,571 shares issued and outstanding - September 30, 2025	23,982	26,305
Retained earnings	247,457	236,607
Accumulated other comprehensive loss	(350)	(298)
Total shareholders’ equity	271,089	262,614
Total liabilities and shareholders’ equity	$2,046,386	$2,012,779
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended March 31, 2026 and 2025
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Interest and dividend income
Loans receivable and loans held for sale	$21,793	$20,896	$44,467	$41,928
Investment securities	1,751	2,003	3,613	4,141
Dividends from mutual funds, FHLB stock and other investments	77	82	158	168
Interest-bearing deposits in banks and CDs	2,334	1,884	4,912	3,885
Total interest and dividend income	25,955	24,865	53,150	50,122

Interest expense
Deposits	7,513	7,454	15,555	15,538
FHLB borrowings	198	198	401	402
Total interest expense	7,711	7,652	15,956	15,940

Net interest income	18,244	17,213	37,194	34,182

Provision for (recapture of) credit losses
Provision for credit losses - loans	523	237	539	289
Recapture of credit losses - investment securities	(3)	(5)	(5)	(10)
Provision for (recapture of) credit losses - unfunded commitments	3	14	(46)	(7)
Total provision for (recapture of) credit losses - net	523	246	488	272

Net interest income after provision for (recapture of) credit losses	17,721	16,967	36,706	33,910

Non-interest income
Net recoveries on investment securities	10	4	16	7
Service charges on deposits	934	959	1,923	1,958
ATM and debit card interchange transaction fees	1,131	1,176	2,325	2,443
BOLI net earnings	155	165	313	331
Gain on sales of loans, net	236	122	314	165
Escrow fees	28	17	52	35
Servicing income on loans sold	72	35	125	62
Other, net	241	209	503	383
Total non-interest income, net	2,807	2,687	5,571	5,384

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and six months ended March 31, 2026 and 2025
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Non-interest expense
Salaries and employee benefits	$6,469	$5,977	$12,922	$12,068
Premises and equipment	1,116	1,075	2,190	2,025
Advertising	182	189	374	370
OREO and other repossessed assets, net	3	9	9	9
ATM and debit card interchange transaction fees	471	521	1,052	1,043
Postage and courier	155	142	298	264
State and local taxes	428	335	885	680
Professional fees	325	431	641	777
Federal Deposit Insurance Corporation ("FDIC") insurance	228	219	449	429
Loan administration and foreclosure	141	155	221	283
Technology and communications	1,177	1,121	2,232	2,261
Deposit operations	363	319	710	652
Amortization of CDI	34	45	68	90
Other	567	656	1,039	1,309
Total non-interest expense, net	11,659	11,194	23,090	22,260

Income before income taxes	8,869	8,460	19,187	17,034

Provision for income taxes	1,738	1,705	3,840	3,419

Net income	$7,131	$6,755	$15,347	$13,615

Net income per common share
Basic	$0.91	$0.85	$1.95	$1.71
Diluted	$0.90	$0.85	$1.94	$1.71

Weighted average common shares outstanding
Basic	7,875,436	7,937,063	7,880,602	7,947,786
Diluted	7,922,232	7,968,632	7,922,639	7,984,238

Dividends paid per common share	$0.29	$0.25	$0.57	$0.50

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and six months ended March 31, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	Three Months Ended March 31		Six Months Ended March 31
	2026	2025	2026	2025
Comprehensive income
Net income	$7,131	$6,755	$15,347	$13,615
Other comprehensive income (loss)
Unrealized holding gain (loss) on investment securities available for sale, net of income taxes of $(32), $32, $15, and $(183) respectively	(117)	122	(52)	(690)
Total other comprehensive income (loss), net of income taxes	(117)	122	(52)	(690)

Total comprehensive income	$7,014	$6,877	$15,295	$12,925

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and six months ended March 31, 2026 and 2025
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, December 31, 2024	7,954,673	$29,593	$220,398	$(792)	$249,199

Net income	—	—	6,755	—	6,755
Other comprehensive income	—	—	—	122	122
Repurchase of common stock, net of tax	(61,764)	(1,908)	—	—	(1,908)
Restricted stock grant forfeitures	(1,380)	(11)	—	—	(11)
Exercise of stock options	11,960	212	—	—	212
Common stock dividends ($0.25 per common share)	—	—	(1,987)	—	(1,987)
Stock-based compensation expense	—	142	—	—	142
Balance, March 31, 2025	7,903,489	$28,028	$225,166	$(670)	$252,524

Balance, December 31, 2025	7,879,828	$26,025	$242,617	$(233)	$268,409

Net income	—	—	7,131	—	7,131
Other comprehensive loss	—	—	—	(117)	(117)
Repurchase of common stock, net of tax	(80,000)	(3,108)	—	—	(3,108)
Exercise of stock options	33,815	877	—	—	877
Common stock dividends ($0.29 per common share)	—	—	(2,291)	—	(2,291)
Stock-based compensation expense	—	188	—	—	188
Balance, March 31, 2026	7,833,643	$23,982	$247,457	$(350)	$271,089

	Common Stock			Accumulated Other Compre-hensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2024	7,960,127	$29,862	$215,531	$20	$245,413
Net income	—	—	13,615	—	13,615
Other comprehensive loss	—	—	—	(690)	(690)
Repurchase of common stock, net of tax	(89,168)	(2,792)	—	—	(2,792)
Restricted stock grant forfeitures	(1,830)	(11)	—	—	(11)
Exercise of stock options	34,360	686	—	—	686
Common stock dividends ($0.50 per common share)	—	—	(3,980)	—	(3,980)
Stock-based compensation expense	—	283	—	—	283
Balance, March 31, 2025	7,903,489	$28,028	$225,166	$(670)	$252,524

Balance, September 30, 2025	7,889,571	$26,305	$236,607	$(298)	$262,614
Net income	—	—	15,347	—	15,347
Other comprehensive loss	—	—	—	(52)	(52)
Repurchase of common stock, net of tax	(109,303)	(4,108)	—	—	(4,108)
Restricted stock grant forfeitures	(2,080)	—	—	—	—
Exercise of stock options	55,455	1,439	—	—	1,439
Common stock dividends ($0.57 per common share)	—	—	(4,497)	—	(4,497)
Stock-based compensation expense	—	346	—	—	346
Balance, March 31, 2026	7,833,643	$23,982	$247,457	$(350)	$271,089
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended March 31, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income	$15,347	$13,615
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	488	272
Depreciation	737	753
Accretion of discount on purchased loans	(18)	(24)
Amortization of CDI	68	90
Stock-based compensation expense	346	272
Net recoveries on investment securities	(16)	(7)
Change in fair value of investments in equity securities	2	13
Accretion of discounts and premiums on securities	(500)	(526)
Gain on sales of loans, net	(314)	(165)
Loans originated for sale	(15,223)	(8,472)
Proceeds from sales of loans	15,022	7,486
Amortization of loan servicing rights	322	394
BOLI net earnings	(313)	(331)
Change in deferred loan origination fees	(269)	(96)
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(2,874)	(3,976)
Net cash provided by operating activities	12,805	9,298

Cash flows from investing activities
Net decrease in CDs held for investment	1,245	1,498
Purchase of investment securities available for sale	(24,950)	(22,422)
Proceeds from maturities and prepayments of investment securities held to maturity	19,843	31,395
Proceeds from maturities and prepayments of investment securities available for sale	11,466	9,290
Purchase of FHLB stock	(58)	(8)
Decrease in loans receivable, net	12,461	1,059
Purchase of premises and equipment	(978)	(703)
Net cash provided by investing activities	19,029	20,109

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the six months ended March 31, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	Six Months Ended March 31,
	2026	2025
Cash flows from financing activities
Net increase in deposits	$26,575	$3,162
Proceeds from exercise of stock options	1,439	686
Repurchase of common stock, net of tax	(4,108)	(2,792)
Payment of dividends	(4,497)	(3,980)
Net cash provided by (used in) financing activities	19,409	(2,924)

Net increase in cash and cash equivalents	51,243	26,483
Cash and cash equivalents
Beginning of period	243,428	164,728
End of period	$294,671	$191,211

Supplemental disclosure of cash flow information
Income taxes paid	$4,319	$3,677
Interest paid	$16,186	$16,375

Supplemental disclosure of non-cash investing activities
Other comprehensive loss related to investment securities	$(52)	$(690)
Loans transferred to OREO and other repossessed assets	$—	$221

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2025 (“2025 Form 10-K”).  The unaudited consolidated results of operations for the six months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2026.

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

(e)  Certain prior period amounts have been reclassified to conform to the March 31, 2026 presentation with no change to previously reported net income or total shareholders’ equity.

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of March 31, 2026 and September 30, 2025 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
March 31, 2026
Held to Maturity
U.S. Treasury and U.S. government agency securities	$56,803	$—	$(2,274)	$54,529	$—
Mortgage-backed securities ("MBS"):
U.S. government agencies	44,806	69	(1,248)	43,627	—
Private label residential	15,113	209	(796)	14,526	31
Municipal securities	605	1	—	606	—
Total	$117,327	$279	$(4,318)	$113,288	$31

March 31, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
MBS: U.S. government agencies	$92,313	$344	$(788)	$91,869
Total	$92,313	$344	$(788)	$91,869

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,646	$15	$(2,760)	$66,901	$—
MBS:
U.S. government agencies	48,735	199	(1,357)	47,577	—
Private label residential	17,376	196	(822)	16,750	35
Municipal securities	605	6	—	611	—
Bank issued trust preferred securities	499	—	(4)	495	1
Total	$136,861	$416	$(4,943)	$132,334	$36

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. government securities	$4,968	$—	$—	$4,968
MBS: U.S. government agencies	73,649	382	(759)	73,272
Total	$78,617	$382	$(759)	$78,240

Held to maturity and available for sale investment securities with unrealized losses were as follows as of March 31, 2026 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$54,529	$(2,274)	13	$54,529	$(2,274)
MBS:
U.S. government agencies	6,194	(20)	7	24,827	(1,228)	36	31,021	(1,248)
Private label residential	1,810	(28)	3	11,683	(768)	13	13,493	(796)
Total	$8,004	$(48)	10	$91,039	$(4,270)	62	$99,043	$(4,318)

Available for sale
MBS:
U.S. government agencies	$17,709	$(209)	6	$26,130	$(579)	23	$43,839	$(788)
Total	$17,709	$(209)	6	$26,130	$(579)	23	$43,839	$(788)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2025 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$56,960	$(2,760)	14	$56,960	$(2,760)
MBS:
U.S. government agencies	7	—	1	27,776	(1,357)	42	27,783	(1,357)
Private label residential	341	(2)	3	14,646	(820)	14	14,987	(822)
Bank issued trust preferred securities	495	(4)	1	—	—	—	495	(4)
Total	$843	$(6)	5	$99,382	$(4,937)	70	$100,225	$(4,943)

Available for sale
U.S. government securities	$3,977	$—	1	$—	$—	—	$3,977	$—
MBS:
U.S. government agencies	11,922	(67)	3	28,947	(692)	24	40,869	(759)
Total	$15,899	$(67)	4	$28,947	$(692)	24	$44,846	$(759)

During the six months ended March 31, 2026, the Company recorded a $3,000 net realized loss on 14 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the six months ended March 31, 2025, the Company recorded a $2,000 net realized loss on 13 held to maturity investment securities all of which had been recognized previously as credit losses.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $196.29 million and $195.93 million at March 31, 2026 and September 30, 2025, respectively.

The contractual maturities of investment securities at March 31, 2026 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$21,384	$21,184	$—	$—
Due after one year to five years	44,998	42,874	3,684	3,684
Due after five years to ten years	32	132	183	181
Due after ten years	50,913	49,098	88,446	88,004
Total	$117,327	$113,288	$92,313	$91,869

Credit Quality Indicators and Allowance for Credit Losses

Available for Sale Investment Securities

The Company assesses each available for sale investment security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale investment securities at March 31, 2026 or September 30, 2025. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields for such securities decline. The Company does not believe that these securities are impaired because of their credit quality or related to any issuer or industry specific event. The Company has the ability and intent to hold the investments until the fair value recovers.

Held to Maturity Investment Securities

The Company measures expected credit losses on held to maturity investment securities, which are comprised of U.S. government agency and U.S. government mortgage-backed securities, private label mortgage-backed securities, municipal, and other bonds. The Company’s agency and mortgage-backed securities that are issued by U.S. government entities and agencies are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by major rating agencies, and have a long history of no credit losses. As such, no ACL has been established for these securities. The ACL on the private label mortgage-backed securities, municipal, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default ("PD/LGD") method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At March 31, 2026 and September 30, 2025, the ACL on the held to maturity securities portfolio totaled $31,000 and $36,000, respectively.

The following tables set forth information for the three and six months ended March 31, 2026 and 2025 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance
Held to Maturity
MBS:
Private label residential	$33	$(2)	$31	$52	$(4)	$48
Bank issued trust preferred securities	1	(1)	—	3	(1)	2
Total	$34	$(3)	$31	$55	$(5)	$50

	Six Months Ended March 31, 2026				Six Months Ended March 31, 2025
	Beginning Allowance		Provision for (Recapture of) Credit Losses	Ending Allowance	Beginning Allowance	Provision for (Recapture of) Credit Losses	Ending Allowance
Held to Maturity
MBS:
Private label residential	$35		$(4)	$31	$55	$(7)	$48
Bank issued trust preferred securities	1		(1)	—	5	(3)	2
Total	$36	$—	$(5)	$31	$60	$(10)	$50

The ACL on held to maturity securities is included within investment securities held to maturity on the consolidated balance sheets. Changes in the ACL are recorded through the provision for (recapture of) credit losses on the consolidated income statement.

Accrued interest receivable on held to maturity investment securities totaled $276,000 at March 31, 2026 and is included in accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Held to maturity investment securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity investment securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had $30,000 of private label mortgage-backed held to maturity investment securities in non-accrual status at March 31, 2026.

The Company monitors the credit quality of investment securities held to maturity using credit ratings from Moody's, S&P and Fitch. The Company monitors the credit ratings on a quarterly basis.

The following tables set forth the Company's held to maturity investment securities at March 31, 2026 and September 30, 2025, by credit quality indicator (dollars in thousands):

	Credit Ratings
As of March 31, 2026	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$56,803	$—	$—	$56,803
MBS:
U.S. government agencies	44,806	—	—	44,806
Private label residential	10,839	—	4,274	15,113
Municipal securities	605	—	—	605
Total held to maturity	$113,053	$—	$4,274	$117,327

	Credit Ratings
As of September 30, 2025	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,646	$—	$—	$69,646
MBS:
U.S. government agencies	48,735	—	—	48,735
Private label residential	12,455	—	4,921	17,376
Municipal securities	605	—	—	605
Bank issued trust preferred securities	—	—	499	499
Total held to maturity	$131,441	$—	$5,420	$136,861

Prior to adopting ASU 2016-13 during the year ended September 30, 2024, the Company bifurcated other-than-temporary impairment ("OTTI") into (1) amounts related to credit losses which are recognized through earnings and (2) amounts related to all other factors which are recognized as a component of other comprehensive income (loss). To determine the component of the gross OTTI related to credit losses, the Company compared the amortized cost basis of the OTTI security to the present value of its revised expected cash flows, discounted using its pre-impairment yield.  The revised expected cash flow estimates for individual securities are based primarily on an analysis of default rates, prepayment speeds and third-party analytic reports.  Significant judgment by management was required in this analysis that included, but not limited to, assumptions regarding the collectability of principal and interest, net of related expenses, on the underlying loans.  The amounts written off due to credit loss remain and continue to be recovered on a cash basis.

The following table presents a roll forward of the credit loss component of held to maturity investment securities that have been written down for OTTI with the credit loss component recognized in earnings for the six months ended March 31, 2026 and 2025 (dollars in thousands):

	Six Months Ended March 31,
	2026	2025
Beginning balance of credit loss	$788	$803
Subtractions:
Net realized loss previously recorded as credit losses	(3)	2
Recovery of prior credit loss	(13)	(7)
Ending balance of credit loss	$772	$798

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

As of March 31, 2026, management believes that there have been no events or changes in the circumstances since May 31, 2025 that would indicate a potential impairment of goodwill. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or any decreases in the Company's stock price and market capitalization were deemed to be other than temporary, it may significantly affect the fair value of the Company's goodwill and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on an estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of March 31, 2026, management believes that there have been no events or changes in the circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable by portfolio segment consisted of the following at March 31, 2026 and September 30, 2025 (dollars in thousands):

	March 31, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$311,500	19.9%	$317,691	20.1%
Multi-family	214,107	13.7	207,767	13.2
Commercial real estate	611,117	39.0	610,692	38.7
Construction - custom and owner/builder	104,074	6.7	130,341	8.3
Construction - speculative one- to four-family	15,840	1.0	10,745	0.7
Construction - commercial	12,985	0.8	21,818	1.4
Construction - multi-family	80,246	5.1	45,660	2.9
Construction - land development	2,915	0.2	15,324	1.0
Land	32,214	2.1	35,952	2.3
Total mortgage loans	1,384,998	88.5	1,395,990	88.6

Consumer loans:
Home equity and second mortgage	53,252	3.4	50,479	3.2
Other	2,018	0.1	2,034	0.1
Total consumer loans	55,270	3.5	52,513	3.3

Commercial loans:
Commercial business	125,087	8.0	126,937	8.1
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	5	—	58	—
Total commercial loans	125,092	8.0	126,995	8.1

Total loans receivable	1,565,360	100.0%	1,575,498	100.0%
Less:
Undisbursed portion of construction loans in process ("LIP")	90,576		88,289
Deferred loan origination fees, net	5,259		5,528
ACL	18,648		18,091
Subtotal	114,483		111,908
Loans receivable, net	$1,450,877		$1,463,590
__________________
(1) Does not include one- to four-family loans held for sale totaling $1.64 million and $1.13 million at March 31, 2026 and September 30, 2025, respectively.

Loans receivable at March 31, 2026 and September 30, 2025, are reported net of unamortized discounts totaling $33,000 and $51,000, respectively.

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

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At March 31, 2026, no loans were classified as doubtful. At September 30, 2025, there was one loan classified as doubtful which is supported by an SBA guarantee of the remaining balance.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather it is not practical or desirable to defer writing off this loan even though partial recovery may be realized in the future. At March 31, 2026 and September 30, 2025, there were no loans classified as loss.

The following table sets forth the Company's loan portfolio at March 31, 2026 by risk attribute and year of origination as well as current period gross charge-offs (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$1,104	$13,408	$34,506	$69,133	$95,163	$89,207	$—	$302,521
Watch	—	—	—	547	1,420	269	—	2,236
Special Mention	—	—	—	—	4,809	—	—	4,809
Substandard	—	—	—	1,731	203	—	—	1,934
Total one- to four-family	$1,104	$13,408	$34,506	$71,411	$101,595	$89,476	$—	$311,500

Multi-family
Risk Rating
Pass	$13,623	$16,206	$13,118	$34,972	$38,743	$84,759	$1,633	$203,054
Watch	—	—	—	—	—	11,053	—	11,053
Total multi-family	$13,623	$16,206	$13,118	$34,972	$38,743	$95,812	$1,633	$214,107

Commercial real estate
Risk Rating
Pass	$11,024	$51,547	$24,300	$81,353	$122,194	$295,903	$6,866	$593,187
Watch	—	—	770	—	—	12,271	—	13,041
Special Mention	—	—	—	—	—	30	—	30
Substandard	—	—	—	—	531	4,328	—	4,859
Total commercial real estate	$11,024	$51,547	$25,070	$81,353	$122,725	$312,532	$6,866	$611,117

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans Receivable
Construction-custom & owner/builder (1)
Risk Rating
Pass	$8,584	$40,101	$1,268	$—	$—	$—	$—	$49,953
Watch	—	1,916	5,362	3,977	306	1,413	—	12,974
Substandard	—	—	—	—	553	—	—	553
Total construction-custom & owner/builder	$8,584	$42,017	$6,630	$3,977	$859	$1,413	$—	$63,480

Construction-speculative one-to four-family (1)
Risk Rating
Pass	$5,030	$4,031	$240	$—	$—	$—	$—	$9,301
Total construction-speculative one-to four-family	$5,030	$4,031	$240	$—	$—	$—	$—	$9,301

Construction-commercial (1)
Risk Rating
Pass	$529	$6,688	$3,100	$—	$—	$—	$—	$10,317
Total construction-commercial	$529	$6,688	$3,100	$—	$—	$—	$—	$10,317

Construction-multi-family (1)
Risk Rating
Pass	$6,724	$25,237	$7,800	$—	$—	$—	$—	$39,761
Total construction-multi-family	$6,724	$25,237	$7,800	$—	$—	$—	$—	$39,761

Construction-land development (1)
Risk Rating
Pass	$412	$—	$—	$2,213	$—	$—	$—	$2,625
Total construction-land development	$412	$—	$—	$2,213	$—	$—	$—	$2,625

Land
Risk Rating
Pass	$3,648	$7,959	$8,381	$2,422	$4,609	$3,900	$310	$31,229
Watch	—	—	249	—	296	440	—	985
Total land	$3,648	$7,959	$8,630	$2,422	$4,905	$4,340	$310	$32,214

Home equity and second mortgage
Risk Rating
Pass	$1,459	$2,262	$4,507	$2,957	$1,418	$2,452	$37,698	$52,753
Watch	—	—	—	—	—	14	—	14
Substandard	—	—	—	133	—	56	296	485
Total home equity and second mortgage	$1,459	$2,262	$4,507	$3,090	$1,418	$2,522	$37,994	$53,252

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans Receivable
Other consumer
Risk Rating
Pass	$756	$75	$441	$368	$68	$262	$28	$1,998
Substandard	—	—	—	—	—	—	20	20
Total other consumer	$756	$75	$441	$368	$68	$262	$48	$2,018

Commercial business
Risk Rating
Pass	$4,916	$11,049	$11,911	$16,391	$24,047	$11,988	$42,649	$122,951
Watch	—	—	—	—	40	—	128	168
Special Mention	—	—	—	—	—	281	—	281
Substandard	—	—	—	159	140	1,134	254	1,687
Total commercial business	$4,916	$11,049	$11,911	$16,550	$24,227	$13,403	$43,031	$125,087

SBA PPP
Risk Rating
Pass	$—	$—	$—	$—	$—	$5	$—	$5
Total SBA PPP	$—	$—	$—	$—	$—	$5	$—	$5

Total loans receivable, gross (1)
Risk Rating
Pass	$57,809	$178,563	$109,572	$209,809	$286,242	$488,476	$89,184	$1,419,655
Watch	—	1,916	6,381	4,524	2,062	25,460	128	40,471
Special Mention	—	—	—	—	4,809	311	—	5,120
Substandard	—	—	—	2,023	1,427	5,518	570	9,538
Total loans receivable	$57,809	$180,479	$115,953	$216,356	$294,540	$519,765	$89,882	$1,474,784
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
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

The following tables set forth information for the three and six months ended March 31, 2026 and 2025 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended March 31, 2026
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,954	$(133)	$—	$—	$2,821
Multi-family	1,636	3	—	—	1,639
Commercial real estate	7,079	400	—	—	7,479
Construction – custom and owner/builder	1,160	15	—	—	1,175
Construction – speculative one- to four-family	161	20	—	—	181
Construction – commercial	380	(123)	—	—	257
Construction – multi-family	693	276	—	—	969
Construction – land development	64	16	—	—	80
Land	727	(43)	—	—	684
Consumer loans:
Home equity and second mortgage	448	4	—	—	452
Other	54	(3)	—	—	51
Commercial business loans	2,769	91	—	—	2,860
Total	$18,125	$523	$—	$—	$18,648

	Three Months Ended March 31, 2025
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,699	$101	$—	$—	$2,800
Multi-family	1,311	4	—	—	1,315
Commercial real estate	6,892	91	—	—	6,983
Construction – custom and owner/builder	1,261	(44)	—	—	1,217
Construction – speculative one- to four-family	82	7	—	—	89
Construction – commercial	329	29	—	—	358
Construction – multi-family	527	16	—	—	543
Construction – land development	292	83	—	—	375
Land	802	50	—	—	852
Consumer loans:
Home equity and second mortgage	353	(8)	—	—	345
Other	34	1	(2)	—	33
Commercial business loans	2,706	(93)	—	2	2,615
Total	$17,288	$237	$(2)	$2	$17,525

	Six Months Ended March 31, 2026
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$2,892	$(71)	$—	$—	$2,821
Multi-family	1,625	14	—	—	1,639
Commercial real estate	7,147	332	—	—	7,479
Construction – custom and owner/builder	1,268	(93)	—	—	1,175
Construction – speculative one- to four-family	112	69	—	—	181
Construction – commercial	348	(91)	—	—	257
Construction – multi-family	400	569	—	—	969
Construction – land development	412	(332)	—	—	80
Land	797	(113)	—	—	684
Consumer loans:
Home equity and second mortgage	435	17	—	—	452
Other	58	(7)	—	—	51
Commercial business loans	2,597	245	—	18	2,860
Total	$18,091	$539	$—	$18	$18,648

	Six Months Ended March 31, 2025
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$2,632	$168	$—	$—	$2,800
Multi-family	1,308	7	—	—	1,315
Commercial real estate	6,934	49	—	—	6,983
Construction – custom and owner/builder	1,328	(111)	—	—	1,217
Construction – speculative one-to four-family	128	(39)	—	—	89
Construction – commercial	537	(179)	—	—	358
Construction – multi-family	456	87	—	—	543
Construction – land development	335	40	—	—	375
Land	793	59	—	—	852
Consumer loans:
Home equity and second mortgage	348	(3)	—	—	345
Other	39	(2)	(4)	—	33
Commercial business loans	2,640	213	(241)	3	2,615
Total	$17,478	$289	$(245)	$3	$17,525

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

The following tables present an analysis of loans by aging category and portfolio segment at March 31, 2026 and September 30, 2025 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
March 31, 2026
Mortgage loans:
One- to four-family	$272	$—	$1,934	$—	$2,206	$309,294	$311,500
Multi-family	—	—	—	—	—	214,107	214,107
Commercial real estate	—	—	4,859	—	4,859	606,258	611,117
Construction – custom and owner/builder (2)	—	—	553	—	553	62,927	63,480
Construction – speculative one- to four-family (2)	—	—	—	—	—	9,301	9,301
Construction – commercial (2)	—	—	—	—	—	10,317	10,317
Construction – multi-family (2)	—	—	—	—	—	39,761	39,761
Construction – land development (2)	—	—	—	—	—	2,625	2,625
Land	—	450	—	—	450	31,764	32,214
Consumer loans:
Home equity and second mortgage	133	—	352	—	485	52,767	53,252
Other	—	—	20	—	20	1,998	2,018
Commercial business loans	96	40	1,687	—	1,823	123,264	125,087
SBA PPP loans	—	—	—	—	—	5	5
Total	$501	$490	$9,405	$—	$10,396	$1,464,388	$1,474,784
(1) Includes loans past due 90 days or more and other loans classified as non-accrual.
(2) Net of construction LIP.

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
September 30, 2025
Mortgage loans:
One- to four-family	$—	$210	$1,781	$—	$1,991	$315,700	$317,691
Multi-family	—	—	—	—	—	207,767	207,767
Commercial real estate	—	255	159	—	414	610,278	610,692
Construction – custom and owner/builder (2)	—	—	553	—	553	80,165	80,718
Construction – speculative one- to four-family (2)	—	—	—	—	—	6,923	6,923
Construction – commercial (2)	—	—	—	—	—	15,734	15,734
Construction – multi-family (2)	—	—	—	—	—	18,688	18,688
Construction – land development (2)	—	—	—	—	—	13,536	13,536
Land	—	—	—	—	—	35,952	35,952
Consumer loans:
Home equity and second mortgage	—	411	602	—	1,013	49,466	50,479
Other	—	—	22	—	22	2,012	2,034
Commercial business loans	374	—	1,290	—	1,664	125,273	126,937
SBA PPP loans	—	—	—	—	—	58	58
Total	$374	$876	$4,407	$—	$5,657	$1,481,552	$1,487,209
(1) Includes loans past due 90 days or more and other loans classified as non-accrual.
(2) Net of construction LIP.

At March 31, 2026, the Company had $5.51 million of non-accrual loans with an ACL of $1.03 million and $3.89 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of March 31, 2026 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$1,934	$—
Commercial real estate	4,859	498
Construction - custom and owner/builder	553	—
Consumer loans:
Home equity and second mortgage	352	—
Other	20	20
Commercial business loans	1,687	511
Total	$9,405	$1,029

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

The following tables present the amortized cost basis of loans that were experiencing financial difficulty and modified during the six months ended March 31, 2026, by loan class and modification type (dollars in thousands):

	Term Extension
March 31, 2026	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Home Equity and Second Mortgage	$55	0.10%	Loan extended five years.

	Combination - Term Extension and Interest and Payment Modification
March 31, 2026	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business Loan	$2	—%	Loan extended 18 months, interest rate increased and loan payment decreased.

All loans modified during the past twelve months are performing according to modified terms.

The following tables present the amortized cost basis of loans that were experiencing financial difficulty and modified during the six months ended March 31, 2025, by loan class and modification type (dollars in thousands):

	Combination - Term Extension and Collateral Addition
March 31, 2025	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business Loan	$256	0.20%	Loan extended three months and secured a deed of trust on a land parcel

	Combination - Term Extension and Payment Modification
March 31, 2025	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business Loan	$5	—%	Loan extended seven months, monthly payment reduced with principal payments due at time of change in terms and 1.5 months after signing.

(5) LEASES

At March 31, 2026, the Company had operating leases for three retail bank branch offices and an administrative office. The Company's leases have remaining terms ranging from one to 24 years, and include options to extend the leases for up to a total of fifteen years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extension in the calculation of ROU assets and lease liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) for the three months ended March 31, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
Lease cost:	2026	2025	2026	2025
Operating lease cost	$131	$100	$257	$197
Short-term lease cost	—	—	—	—
Total lease cost	$131	$100	$257	$197

The following table provides supplemental information related to operating leases at or for the three and six months ended March 31, 2026 and 2025 (dollars in thousands):

	At or For the Three Months Ended March 31, 2026	At or For the Six Months Ended March 31, 2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$101	$189
Weighted average remaining lease term-operating leases	16.7 years	16.7 years
Weighted average discount rate-operating leases	4.18%	4.18%

	At or For the Three Months Ended March 31, 2025	At or For the Six Months Ended March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84	$168
Weighted average lease term-operating leases	5.6 years	5.6 years
Weighted average discount rate-operating leases	2.35%	2.35%

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

Maturities of operating lease liabilities at March 31, 2026 for future fiscal years are as follows (dollars in thousands):

Remainder of Fiscal 2026	$176
Fiscal 2027	340
Fiscal 2028	344
Fiscal 2029	340
Fiscal 2030	327
Thereafter	3,126
Total lease payments	4,653
Less imputed interest	1,716
Total	$2,937

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

Information regarding the calculation of basic and diluted net income per common share for the three and six months ended March 31, 2026 and 2025, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Basic net income per common share computation
Numerator – net income	$7,131	$6,755	$15,347	$13,615

Denominator – weighted average common shares outstanding	7,875,436	7,937,063	7,880,602	7,947,786

Basic net income per common share	$0.91	$0.85	$1.95	$1.71

Diluted net income per common share computation
Numerator – net income	$7,131	$6,755	$15,347	$13,615

Denominator – weighted average common shares outstanding	7,875,436	7,937,063	7,880,602	7,947,786
Effect of dilutive stock options (1)	46,796	31,569	42,037	36,452
Weighted average common shares outstanding - assuming dilution	7,922,232	7,968,632	7,922,639	7,984,238

Diluted net income per common share	$0.90	$0.85	$1.94	$1.71
____________________________________________
(1) For the three and six months ended March 31, 2026, average options to purchase 0 and 505 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive. For the three and six months ended March 31, 2025, average options to purchase 126,540 and 111,213 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and six months ended March 31, 2026 and 2025, are as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	March 31, 2026	March 31, 2025	March 31, 2026	March 31, 2025
	Changes in fair value of available for sale securities (1)	Changes in fair value of available for sale securities (1)	Changes in fair value of available for sale securities (1)	Changes in fair value of available for sale securities (1)
Balance of AOCI at the beginning of period	$(233)	$(792)	$(298)	$20
Other comprehensive income (loss)	(117)	122	(52)	(690)
Balance of AOCI at the end of period	$(350)	$(670)	$(350)	$(670)
__________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

The Company maintains one active stock compensation plan, the 2019 Equity Incentive Plan (the "2019 Plan"). Under the 2019 Plan, the Company may grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved for issuance to employees and officers, and 50,000 shares are reserved for issuance to directors and directors emeriti. Shares issued under the 2019 Plan may be purchased in the open market or issued from the Company's authorized and unissued shares.  The exercise price of each stock option equals the fair market value of the Company’s common stock on the date of grant. Stock options generally vest in equal annual installments over five years beginning on the first anniversary of the grant date and have a maximum contractual term of ten years. Restricted stock awards typically vest in equal annual installments over a three- or five-year period beginning on the first anniversary of the grant date. At March 31, 2026, 132,935 shares of common stock remained available for further issuance under the 2019 Plan, either as stock options or restricted stock.

The Company's 2014 Equity Incentive Plan (the "2014 Plan") expired on January 27, 2025; therefore, no further awards may be granted under the plan. As of March 31, 2026, there were 89,375 options outstanding to purchase that had been previously granted under the 2014 Plan, of which 77,775 were vested and 11,600 were unvested.

Stock option activity for the six months ended March 31, 2026 and 2025, is summarized as follows:

	Six Months Ended March 31, 2026		Six Months Ended March 31, 2025
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	215,530	$26.22	306,240	$25.21
Exercised	(55,455)	25.96	(34,360)	27.40
Forfeited	(1,800)	27.68	(5,900)	27.96
Options outstanding, end of period	158,275	$26.29	265,980	$25.82

The fair value of stock options is determined using the Black-Scholes valuation model.

There were no stock options granted during the six months ended March 31, 2026 and 2025.

The aggregate intrinsic value of options exercised during the six months ended March 31, 2026 and 2025 was $643,000 and $386,000, respectively.

At March 31, 2026, there were 33,200 unvested options with an aggregate grant date fair value of $221,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2026 was $388,000.  There were 300 options that vested during the six months ended March 31, 2026 with a total fair value of $2,056.

At March 31, 2025, there were 71,230 unvested options with an aggregate grant date fair value of $431,000. There were 2,500 options that vested during the six months ended March 31, 2025 with a total fair value of $16,000.

Additional information regarding options outstanding at March 31, 2026, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
15.67	-	19.13	29,150	$16.57	3.5	29,150	$16.57	3.5
26.50	-	27.40	59,050	27.34	5.8	36,850	27.30	5.4
28.23	-	29.69	52,900	28.66	4.3	42,300	28.76	4.0
31.80	-	33.40	17,175	31.89	2.8	16,775	31.86	2.7
			158,275	$26.29	4.6	125,075	$25.91	4.1

The aggregate intrinsic value of options outstanding at March 31, 2026 and 2025, was $2.08 million and $1.20 million, respectively.

As of March 31, 2026, unrecognized compensation cost related to unvested stock options was $168,000, which is expected to be recognized over a weighted average period of 1.01 years.

There were no restricted stock awards granted during the six months ended March 31, 2026 and 2025.

The following table presents the activity related to restricted stock for the six months ended March 31, 2026 and 2025:

	Six Months Ended March 31, 2026		Six Months Ended March 31, 2025
	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding beginning of period	70,450	$31.94	49,015	$29.28
Forfeited	(2,080)	29.50	(1,830)	28.70
Vested	—	—	(200)	27.37
Restricted stock outstanding end of period	68,370	$32.01	46,985	$29.31

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At March 31, 2026, unrecognized compensation cost related to unvested restricted stock awards was $1.91 million, which is expected to be recognized over a weighted average period of 2.30 years.

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

The Company had no liabilities measured at fair value on a recurring basis at March 31, 2026 and September 30, 2025. The Company's assets measured at estimated fair value on a recurring basis at March 31, 2026 and September 30, 2025, were as follows (dollars in thousands):

March 31, 2026	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$91,869	$—	$91,869
Investments in equity securities
Mutual funds	862	—	—	862
Total	$862	$91,869	$—	$92,731

September 30, 2025	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
U.S. government securities	$4,968	$—	$—	$4,968
MBS: U.S. government agencies	—	73,272	—	73,272
Investments in equity securities
Mutual funds	864	—	—	864
Total	$5,832	$73,272	$—	$79,104

There were no transfers among Level 1, Level 2 and Level 3 during the six months ended March 31, 2026 and the year ended September 30, 2025.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at March 31, 2026 and September 30, 2025 (dollars in thousands):

	Estimated Fair Value			Total Estimated
March 31, 2026	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Mortgage loans:
Commercial	$—	$—	$3,830	$3,830
Commercial business loans	—	—	653	653
Total loans	—	—	4,483	4,483
OREO and other repossessed assets	—	—	221	221
Total	$—	$—	$4,704	$4,704

	Estimated Fair Value			Total Estimated
September 30, 2025	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Commercial business loans	$—	$—	$177	$177
Total loans	—	—	177	177
OREO and other repossessed assets	—	—	221	221
Total	$—	$—	$398	$398

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a non-recurring basis as of March 31, 2026 and September 30, 2025:

	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Individually evaluated collateral-dependent loans	Market approach	Appraised value less estimated selling costs	8%

OREO and other repossessed assets	Market approach	Lower of appraised value or listing price less estimated selling costs	8%

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items which are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a fair value for these types of items as of March 31, 2026 and September 30, 2025. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of March 31, 2026 and September 30, 2025 (dollars in thousands):

	March 31, 2026
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$294,671	$294,671	$294,671	$—	$—
CDs held for investment	5,972	5,972	5,972	—	—
Investment securities	209,196	205,157	54,528	150,629	—
Investments in equity securities	862	862	862	—	—
FHLB stock	2,103	2,103	2,103	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,642	1,664	1,664	—	—
Loans receivable, net	1,450,877	1,440,159	—	—	1,440,159
Accrued interest receivable	7,397	7,397	7,397	—	—

Financial liabilities
Certificates of deposit	441,229	440,911	—	—	440,911
FHLB borrowings	20,000	20,006	—	—	20,006
Accrued interest payable	1,734	1,734	1,734	—	—

	September 30, 2025
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$243,428	$243,428	$243,428	$—	$—
CDs held for investment	7,217	7,217	7,217	—	—
Investment securities	215,101	210,574	71,870	138,704	—
Investments in equity securities	864	864	864	—	—
FHLB stock	2,045	2,045	2,045	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,127	1,159	1,159	—	—
Loans receivable, net	1,463,590	1,441,850	—	—	1,441,850
Accrued interest receivable	7,393	7,393	7,393	—	—

Financial liabilities
Certificates of deposit	442,521	442,024	—	—	442,024
FHLB borrowings	20,000	20,009	—	—	20,009
Accrued interest payable	1,963	1,963	1,963	—	—

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

In November 2025, The FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326) Purchased loans. The ASU expands the use of the gross-up method for accounting for certain acquired loans, specifically purchased seasoned loans ("PSLs"). This methods allows entities to recognize an allowance for credit losses at the acquisition date, which is added to the asset's amortized cost basis. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect this ASU to impact the Company's consolidated financial statements.

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

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606") applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended March 31, 2026, the Company recognized $934,000 in service charges on deposits, $1.13 million in ATM and debit card interchange transaction fees, $28,000 in escrow fees, and $12,000 in fee income from non-deposit investment sales included in "Other, net" in non-interest income on the consolidated statement of income, all considered within the scope of ASC 606. For the six months ended March 31, 2026, the Company recognized $1.92 million in service charges on deposits, $2.33 million in ATM and debit card interchange transaction fees, $52,000 in escrow fees, and $36,000 in fee income from non-

deposit investment sales included in "Other, net" in non-interest income on the consolidated statement of income, all considered within the scope of ASC 606. For the three months ended March 31, 2025, the Company recognized $959,000 in service charges on deposits, $1.18 million in ATM and debit card interchange transaction fees, $17,000 in escrow fees, and $1,000 in fee income from non-deposit investment sales. For the six months ended March 31, 2025, the Company recognized $1.96 million in service charges on deposits, $2.44 million in ATM and debit card interchange transaction fees, $35,000 in escrow fees, and $2,000 in fee income from non-deposit investment sales.

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

A summary of the Company's commitments at March 31, 2026 and 2025, are listed below (in thousands):

	March 31, 2026	March 31, 2025
Undisbursed portion of construction loans in process (see Note 4)	$90,576	$75,042
Undisbursed lines of credit	125,452	117,220
Commitments to extend credit	53,403	27,954
	$269,431	$220,216

The Company maintains a separate ACL related to unfunded loan commitments. Management estimates the amount of expected losses related to unfunded, off-balance sheet commitments over the contractual period in which there is exposure to credit risk from a contractual obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical utilization. Credit risk associated with the unfunded commitments is consistent with the loss ratio for each loan segment within the ACL for loans. The ACL on unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision for (recapture of) credit losses on the consolidated income statements. The ACL on unfunded loan commitments totaled $386,000 and $320,000 at March 31, 2026 and 2025, respectively

The following table sets forth information for the three and six months ended March 31, 2026 and 2025, regarding activity in the ACL on unfunded loan commitments (dollars in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning ACL	$383	$306
Provision for (recapture of) credit losses	3	14
Ending ACL	$386	$320

ACL	Six Months Ended March 31, 2026	Six Months Ended March 31, 2025
Beginning ACL	$432	$327
Provision for (recapture of) credit losses	(46)	(7)
Ending ACL	$386	$320

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 1 of this Form 10-Q. The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and six months ended March 31, 2026.

Special Note Regarding Forward-Looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our financial condition, results of operations, plans, objectives, future performance or business. Forward-looking statements are not statements of historical fact, are based on certain assumptions and often include the words "believes," "expects," "anticipates," "estimates," "forecasts," "intends," "plans," "targets," "potentially," "probably," "projects," "outlook" or similar expressions or future or conditional verbs such as "may," "will," "should," "would" and "could." Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, assumptions and statements about future economic performance. These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that could cause our actual results to differ materially from the results expressed or implied by our forward-looking statements, including, but not limited to:

•adverse economic conditions in our local markets or other markets where we have lending relationships;
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
•geopolitical developments and international conflicts, including but not limited to tensions or instability in Eastern Europe, the Middle East, and Asia, or the imposition of new or increased tariffs and trade restrictions, could disrupt financial markets, global supply chains, commodity prices, or economic activity in specific industry sectors;
•the effects of a Federal government shutdown, a debt ceiling standoff, or other fiscal policy uncertainty;
•credit risks associated with lending activities, including loan delinquencies, write-offs, changes in our allowance for credit losses ("ACL"), and provision for credit losses;
•fluctuations in the demand for loans, the number of unsold homes, land and other properties, and real estate values in our market areas;
•secondary market conditions for loans and our ability to sell loans in the secondary market;
•results of examinations of us by regulatory authorities, including the possibility that such regulatory authorities may, among other things, institute a formal or informal enforcement action against us or our bank subsidiary which could require us to increase our ACL, write-down assets, change our regulatory capital position or affect our ability to borrow funds or maintain or increase deposits or impose additional requirements or restrictions on us, any of which could adversely affect our liquidity and earnings;
•the impact of bank failures or adverse developments at other banks and related negative publicity about the banking industry in general on investor and depositor sentiment;
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
•environmental, social and governance matters;

•effects of climate change, severe weather events, natural disasters, pandemics, epidemics and other public health crises, acts of war or terrorism, domestic political unrest, and other external events;
•other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing, products and services; and
•other risks described elsewhere in this Form 10-Q and our other reports filed with or furnished to the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (the "2025 Form 10-K").

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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At March 31, 2026, the Company had total assets of $2.05 billion, net loans receivable of $1.45 billion, total deposits of $1.74 billion and total shareholders’ equity of $271.09 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

Our net interest income, net interest margin, ("NIM"), and net interest spread are primarily influenced by changes in market interest rates, the shape of the yield curve, and the interest rates we earn on interest-earning assets or pay on interest-bearing liabilities. These components of net interest income are also affected by the volume and composition of our interest-earning assets, interest-bearing and non-interest-bearing liabilities, and shareholders’ equity. During the six months ended March 31, 2026, interest rate trends were influenced by monetary policy actions taken by the Federal Open Market Committee (“FOMC”) of the Federal Reserve. In the second half of calendar year 2025, the FOMC reduced the target range for the federal funds rate three times, most recently to a range of 3.50% to 3.75% in December 2025. Despite the decline in market rates, net interest income improved for both the three and six months ended March 31, 2026 compared to the prior year periods, driven by growth in interest-earning assets and a decline in funding costs that outpaced the reduction in asset yields. Our NIM improved modestly for the three months ended March 31, 2026 and more meaningfully for the six months then ended, reflecting the benefit of lower deposit and borrowing costs and continued growth in the average balance of our loan portfolio.

The provision for (recapture of) credit losses on loans is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The ACL on loans reflects the amount that management has determined is adequate to cover probable expected credit losses in the loan portfolio. As the loan portfolio increases, or due to an increase in probable expected losses inherent in the loan portfolio, the ACL may increase, resulting in a decrease to net interest income after the provision. Improvement in loan risk ratings, increase in property values, or receipts of recoveries of amounts previously charged off may partially or fully offset any required increases to the ACL on loans due to loan growth or an increase in the probable expected credit losses. The Company recorded a provision for credit losses on loans of $523,000 and $539,000 for the three and six months ended March 31, 2026 compared to a provision for credit losses on loans of $237,000 and $289,000 for the three and six months ended March 31, 2025.

Net income is also impacted by levels of non-interest income and non-interest expense. For the three and six months ended March 31, 2026, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, BOLI net earnings, servicing income on loans sold, escrow fees and other operating income. Non-interest income may also be affected by net recoveries on investment securities and the reversal of previously recognized OTTI losses, if applicable. Additionally, it is reduced by valuation allowances on loan servicing rights and increased by recoveries of such allowances, when recognized. Non-interest expense for the same periods primarily included salaries and employee benefits, premises and equipment costs, advertising, ATM and debit card interchange transaction fees, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure-related expenses, technology and communications expenses, deposit operation expenses, amortization of CDI, and other general operating expenses. In certain periods, non-interest expense may be offset by gains on the sale of premises and equipment or OREO. Both non-interest income and non-interest expense are influenced by the Company’s overall growth and the expansion of its loan and deposit account base.

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

Comparison of Financial Condition at March 31, 2026 and September 30, 2025

General: Total assets increased by $33.61 million, or 1.7%, to $2.05 billion at March 31, 2026 from $2.01 billion at September 30, 2025.  The increase was primarily due to increases in cash and cash equivalents, funded mainly by increased deposits. This increase was partially offset by decreases in net loans receivable and investment securities.

Net loans receivable decreased by $12.71 million, or 0.9%, to $1.45 billion at March 31, 2026 from $1.46 billion at September 30, 2025, primarily due to decreases in custom and owner/builder construction, land development, commercial construction and one- to four-family loan categories. These decreases were partially offset by increases in multi-family construction, multi-family, and speculative one-to four-family construction loan categories.

Total deposits increased by $26.58 million, or 1.5%, to $1.74 billion at March 31, 2026 from $1.72 billion at September 30, 2025, primarily due to increases in NOW checking and money market account balances. These increases were partially offset by decreases in non-interest bearing deposit and savings account balances.

Shareholders’ equity increased by $8.48 million, or 3.2%, to $271.09 million at March 31, 2026 from $262.61 million at September 30, 2025.  The increase was primarily due to net income earned during the current period, partially offset by the payment of dividends to common shareholders, and repurchases of common stock during the six months ended March 31, 2026

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $50.00 million, or 19.9%, to $300.64 million at March 31, 2026 from $250.64 million at September 30, 2025. The increase was due to a $51.24 million increase in cash and cash equivalents, resulting primarily from maturities, prepayments and scheduled amortizations of investment securities, loan payoffs and net deposit inflows during the period. The overall increase was partially offset by a $1.24 million decrease in CDs held for investment.

Investment Securities:  Investment securities (including investments in equity securities) decreased by $5.91 million, or 2.7%, to $210.06 million at March 31, 2026 from $215.97 million at September 30, 2025. This decrease was primarily due to maturities, prepayments and scheduled amortizations which was partially offset by the purchase of $24.95 million of new securities. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock increased to $2.10 million at March 31, 2026 from $2.05 million at September 30, 2025. The increase was due to FHLB's required annual share assessment, which is based on total assets.

Other Investments: Other investments, consisting solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, remained unchanged at $3.00 million at both March 31, 2026 and September 30, 2025. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable decreased by $12.71 million, or 0.9%, to $1.45 billion at March 31, 2026 from $1.46 billion at September 30, 2025.  The decrease was primarily due to a $26.27 million decrease in custom and owner/builder construction, a $12.41 million decrease in land development construction, a $8.83 million decrease in commercial construction, $6.19 million decrease in one- to four-family loans and smaller decreases in several other loan categories. These decreases were partially offset by a $34.59 million increase in multi-family construction, a $6.34 million increase in multi-family, a $5.10 million increase in speculative one-to four-family construction and smaller increases in other loan categories.

Loan originations increased by $15.52 million, or 12.1%, to $144.18 million for the six months ended March 31, 2026 from $128.66 million for the six months ended March 31, 2025.  The increase was primarily due to increases in originations of construction, multi-family, commercial business and one- to four-family loans. These increases were partially offset by decreases in commercial real estate and land loan originations.

The Company generally sells longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. Sales of fixed-rate one- to four-family loans increased by $7.54 million, or 100.7%, to $15.02 million for the six months ended March 31, 2026 from $7.48 million for the six months ended March 31, 2025, primarily due to an increase in one- to four-family construction loans refinancing to permanent loans and being sold into the secondary market.

For additional information on loans, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $241,000, or 1.1%, to $21.93 million at March 31, 2026 from $21.68 million at September 30, 2025.  The increase reflects capitalized additions related to the University Place branch which opened in January 2026 and facility improvements and equipment purchases for other locations during the period, which were offset by scheduled depreciation expense.

OREO (Other Real Estate Owned):  At March 31, 2026 and September 30, 2025, total OREO and other repossessed assets consisted of one commercial real estate property with a value of $221,000 and one land parcel with no recorded value.

BOLI (Bank Owned Life Insurance): BOLI increased by $313,000, or 1.4%, to $22.14 million at March 31, 2026 from $21.83 million at September 30, 2025. The increase was due to net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both March 31, 2026 and September 30, 2025. CDI decreased by $68,000, or 25.1%, to $203,000 at March 31, 2026 from $271,000 at September 30, 2025 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loan Servicing Rights, Net: Loan servicing rights, net decreased by $174,000, or 21.4%, to $641,000 at March 31, 2026 from $815,000 at September 30, 2025 primarily due to the amortization of servicing rights, which exceeded additions from new loan sale activity during the period. The principal amount of loans serviced for Freddie Mac and the U.S. Small Business Administration decreased by $3.87 million to $352.29 million at March 31, 2026 from $356.16 million at September 30, 2025.

Other Assets: Other assets increased $1.52 million, or 24.9% to $7.64 million at March 31, 2026 from $6.11 million at September 30, 2025. This was mainly due to an $877,000 increase in total prepaid expenses and a $221,000 increase in the debit card processing prefund amount, as well as increases in other miscellaneous asset balances.

Deposits: Deposits increased by $26.58 million, or 1.5%, to $1.74 billion at March 31, 2026 from $1.72 billion at September 30, 2025. The increase was primarily due to a $29.66 million increase in money market account balances and a $24.79 million increase in NOW checking account balances. These increases were partially offset by a $22.71 million decrease in non-interest bearing demand account balances, a $3.87 million decrease in savings account balances and a $1.29 million decrease in certificate of deposit account balances. The change in deposit balances and mix reflects continued competitive pricing pressures in the current interest rate environment.

At March 31, 2026, the loan-to-deposit ratio was approximately 83.30%, compared to 85.26% at September 30, 2025, reflecting continued disciplined loan growth largely funded by core deposit activity. Management continues to monitor deposit pricing and mix in the context of liquidity management and efforts to support net interest income and profitability.

Deposits consisted of the following at March 31, 2026 and September 30, 2025 (dollars in thousands):

	March 31, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$407,980	23.4%	$430,685	25.1%
NOW checking	370,385	21.3	345,599	20.1
Savings	197,805	11.3	201,678	11.7
Money market	325,811	18.7	296,152	17.3
Certificates of deposit under $250	257,449	14.8	256,597	14.9
Certificates of deposit $250 and over	141,843	8.1	142,813	8.3
Certificates of deposit - brokered	41,937	2.4	43,111	2.6
Total	$1,743,210	100.0%	$1,716,635	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings remained unchanged at $20.00 million at both March 31, 2026 and September 30, 2025. The borrowings consist of three borrowings: two totaling $15.00 million with scheduled maturities in May 2026, both bearing interest at 3.95%, and one $5.00 million borrowing maturing in August 2026 with an interest rate of 4.03%.

Shareholders’ Equity:  Total shareholders’ equity increased by $8.48 million, or 3.2%, to $271.09 million at March 31, 2026 from $262.61 million at September 30, 2025.  The increase was primarily due to net income of $15.35 million. This increase was partially offset by dividend payments to common shareholders of $4.50 million and the repurchase of 109,303 shares of the Company's common stock for $4.11 million, net of tax.

Asset Quality and Commercial Real Estate Portfolio Breakdown:

Non-performing assets to total assets was 0.47% and 0.23% at March 31, 2026 and September 30, 2025, respectively. Non-performing assets increased by $4.99 million, or 107.1%, to $9.66 million at March 31, 2026 from $4.66 million at September 30, 2025. The increase was primarily due to a $5.00 million increase in non-accrual loans. The increase in non-accrual loans was primarily driven by a $4.70 million increase in the commercial real estate portfolio, reflecting the addition of a hotel/motel relationship, along with a $397,000 increase in commercial business and a $153,000 increase in one- to four- family loans. These increases were partially offset by a $250,000 decrease in the home equity and second mortgage portfolio.

Substandard loans decreased $23.27 million to $9.54 million at March 31, 2026 from $32.81 million at September 30, 2025. As of March 31, 2026, substandard loans are 0.66% of total loans receivable. The decrease is primarily a result of the largest substandard loan that was secured by a land development project paying off during the period and the second largest substandard loan that was secured by an apartment property being upgraded.

The following table sets forth information with respect to the Company’s non-performing assets at March 31, 2026 and September 30, 2025 (dollars in thousands):

	March 31, 2026	September 30, 2025
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$1,934	$1,781
Commercial real estate	4,859	159
Construction – custom and owner/builder	553	553
Consumer loans:
Home equity and second mortgage	352	602
Other	20	22
Commercial business loans	1,687	1,290
Total loans accounted for on a non-accrual basis	9,405	4,407

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days or more past due loans	9,405	4,407

Non-accrual investment securities	30	35

OREO and other repossessed assets, net	221	221
Total non-performing assets	$9,656	$4,663

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.64%	0.30%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.46%	0.22%

Non-performing assets as a percentage of total assets	0.47%	0.23%

Loans receivable (2)	$1,469,525	$1,481,681

Total assets	$2,046,386	$2,012,779
___________________________________
(1) At both March 31, 2026 and September 30, 2025 there was one one- to four-family property in the process of foreclosure.
(2)  Does not include loans held for sale. Loan balances are before any reduction of the ACL.

The following tables provide a breakdown of commercial real estate ("CRE") loans by collateral types as of March 31, 2026 and September 30, 2025:

CRE Loan Portfolio Breakdown by Collateral at March 31, 2026
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$131,278	21.4%	8.4%	$1,353	$—
Medical/dental offices	80,060	13.1	5.1	1,213	237
Office buildings	69,655	11.4	4.5	819	294
Other retail buildings	55,702	9.1	3.6	619	—
Mini-storage	37,840	6.2	2.4	1,514	—
Hotel/motel	32,405	5.3	2.1	2,315	4,328
Restaurants	28,018	4.6	1.8	584	—
Gas stations/convenience stores	26,182	4.3	1.7	1,007	—
Churches	13,842	2.3	0.9	923	—
Nursing homes	13,304	2.2	0.9	2,217	—
Shopping centers	10,290	1.7	0.7	1,715	—
Mobile home parks	9,280	1.5	0.6	422	—
Other	103,261	16.9	6.6	776	—
Total CRE	$611,117	100.0%	39.3%	$965	$4,859

CRE Loan Portfolio Breakdown by Collateral at September 30, 2025
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$129,815	21.3%	8.2%	$1,311	$159
Medical/dental offices	81,831	13.4	5.2	1,240	—
Office buildings	67,840	11.1	4.3	817	—
Other retail buildings	54,497	8.9	3.5	599	—
Mini-storage	38,291	6.3	2.4	1,532	—
Hotel/motel	31,345	5.1	2.0	2,612	—
Restaurants	28,703	4.7	1.8	586	—
Gas stations/convenience stores	25,597	4.2	1.6	1,024	—
Churches	14,410	2.4	0.9	901	—
Nursing homes	13,456	2.2	0.9	2,243	—
Shopping centers	10,436	1.7	0.7	1,739	—
Mobile home parks	9,174	1.5	0.6	417	—
Other	105,297	17.2	6.7	774	—
Total CRE	$610,692	100.0%	38.8%	$960	$159

Comparison of Operating Results for the Three and Six Months Ended March 31, 2026 and 2025

Net income increased by $376,000, or 5.6%, to $7.13 million for the quarter ended March 31, 2026 from $6.76 million for the quarter ended March 31, 2025. Net income per diluted common share increased by $0.05, or 5.9%, to $0.90 for the quarter ended March 31, 2026 from $0.85 for the quarter ended March 31, 2025. The increases in net income and diluted earnings per share for the three months ended March 31, 2026, were primarily due to a $1.03 million increase in net interest income and a $120,000 increase in non-interest income. These increases were partially offset by a $465,000 increase in non-interest expense and a $277,000 increase in provision for credit losses.

Net income increased by $1.73 million, or 12.7%, to $15.35 million for the six months ended March 31, 2026 from $13.62 million for the six months ended March 31, 2025. Net earnings per diluted common share increased by $0.23, or 13.5%, to $1.94 for the six months ended March 31, 2026 from $1.71 for the six months ended March 31, 2025. The increases in net income and net earnings per diluted common share were due to a $3.01 million increase in net interest income and a $187,000 increase in non-interest income. These increases were partially offset by a $830,000 increase in non-interest expense and a $216,000 increase in provision for credit losses.

Net Interest Income: Net interest income increased by $1.03 million, or 6.0%, to $18.24 million for the quarter ended March 31, 2026 from $17.21 million for the quarter ended March 31, 2025. This increase was primarily due to a $101.78 million increase in average interest-earning assets and a 12 basis point decrease in the average cost of interest bearing liabilities to 2.35% for the quarter ended March 31, 2026 from 2.47% for the quarter ended March 31, 2025. These benefits were partially offset by a six basis point decrease in the weighted average yield on interest-earning assets to 5.42% for the quarter ended March 31, 2026 from 5.48% for the quarter ended March 31, 2025, and a $78.04 million increase in average interest-bearing liabilities.

Total interest and dividend income increased by $1.09 million, or 4.4%, to $25.96 million for the quarter ended March 31, 2026 from $24.87 million for the quarter ended March 31, 2025. The increase was primarily due to a $38.10 million increase in average loan balances and a nine basis point improvement in loan yields, which together increased loan interset income by $897,000. The improvement on loan yields reflects continued asset repricing, partially offset by a $19.44 million decrease in the average balance of investment securities. Prepayment penalties, non-accrual interest and late fees totaled $38,000 for the quarter ended March 31, 2026 compared to $201,000 in the prior year quarter which reduced the loan portfolio yield by one basis point. Interest income on deposits in banks and CD's increased $450,000 due to an $83.13 million increase in average balances, partially offset by a 73 basis point decline in yields reflecting lower short-term interest rates. These increases were partially offset by a $252,000 decrease in investment securities income driven by both a $19.48 million decrease in average balance and a 15 basis point decline in yields.

Total interest expense increased by $59,000, or 0.8%, to $7.71 million for the quarter ended March 31, 2026 from $7.65 million for the quarter ended March 31, 2025. The increase was minimal despite a $78.04 million increase in average interest-bearing liabilities, as the average cost of those liabilities declined 12 basis points to 2.35% for the quarter ended March 31, 2026 from 2.47% for the quarter ended March 31, 2025. The lower funding costs reflect repricing of money market accounts and retail certificates of deposit in response to changes in market interest rates, partially offset by higher rates on NOW checking accounts. Average balances of retail CDs, NOW checking accounts and money market accounts increased, while brokered CD and savings account balances declined, reducing higher-cost wholesale funding and reflecting a continued shift toward core deposit funding.

As a result of changes above, the NIM increased two basis points to 3.81% for the quarter ended March 31, 2026 from 3.79% for the quarter ended March 31, 2025. The improvement reflects the impact of Federal Reserve rate reductions, which drove a 12 basis point decline in funding costs, more than offsetting a six basis point decrease in asset yields as the effect of lower market rates outpaced the benefit from the increase in average loan balances and repricing of adjustable-rate loans

Net interest income increased by $3.01 million, or 8.8%, to $37.19 million for the six months ended March 31, 2026 from $34.18 million for the six months ended March 31, 2025. This increase was primarily due to a $101.58 million increase in average interest-earning assets and a three basis point increase in the weighted average yield on interest-earning assets to 5.47% for the six months ended March 31, 2026 from 5.44% for the six months ended March 31, 2025, primarily due to the increase in average loan balances and a 19 basis point increase in loan yields. These increases were partially offset by a $76.75 million increase in average interest-bearing liabilities, while a 15 basis point decrease in the average cost of interest-bearing liabilities to 2.40% for the six months ended March 31, 2026 from 2.55% for the six months ended March 31, 2025 largely offset the impact of the increased liability balances.

Total interest and dividend income increased $3.03 million, or 6.0%, to $53.15 million for the six months ended March 31, 2026 from $50.12 million for the six months ended March 31, 2025. The increase was primarily due to a $39.28 million increase in average loan balances and a 19 basis point improvement in loan yields to 6.04% for the six months ended March 31, 2026, which together increased loan interest income by $2.54 million. The improvement in loan yields reflects continued asset repricing of adjustable-rate loans, supported by $338,000 in prepayment penalties, non-accrual interest and late fees compared to $316,000 in the prior year period. Interest income on deposits in banks and CDs increased $1.03 million due to an $86.40 million increase in average balances, partially offset by a 75 basis point decline in yields to 3.85% for the six months ended March 31, 2026 from 4.60% for the six months ended March 31, 2025, reflecting lower short-term interest rates. These increases were partially offset by a $528,000 decrease in interest income earned on investment securities primarily due to a $24.1 million decrease in average balances.

Total interest expense increased by $16,000, or 0.1%, to $15.96 million for the six months ended March 31, 2026 from $15.94 million for the six months ended March 31, 2025. The increase was limited despite a $76.75 million increase in average interest-bearing liabilities, as the average cost of those liabilities declined 15 basis points to 2.40% for the six months ended March 31, 2026 from 2.55% for the six months ended March 31, 2025. The lower funding costs reflect repricing of money market accounts and retail certificates of deposit in response to Federal Reserve rate reductions during the period, partially offset by higher rates on NOW checking accounts. Average balances of retail CDs, NOW checking accounts and money market accounts increased, while brokered CD and savings account balances declined, reducing higher-cost wholesale funding and reflecting a continued shift toward core deposit funding.

Net interest margin expanded 12 basis points to 3.83% for the six months ended March 31, 2026 from 3.71% for the six months ended March 31, 2025. The improvement reflects a 15 basis point decline in funding costs driven by reductions in money market, certificate of deposit and brokered CD rates following three reductions in the target federal funds rate by the FOMC in the second half of calendar year 2025, to a range of 3.50% to 3.75% in December 2025. These benefits exceeded the three basis point increase in asset yields, which was supported by an increase in average loan balances and the upward repricing of adjustable-rate loans.

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

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,474,095	$21,793	5.99%	$1,435,999	$20,896	5.90%
Investment securities (2)	207,170	1,751	3.43	226,649	2,003	3.58
Dividends from mutual funds, FHLB stock and other investments	5,919	77	5.28	5,883	82	5.65
Interest-bearing deposits in banks and CDs	255,300	2,334	3.71	172,175	1,884	4.44
Total interest-earning assets	1,942,484	25,955	5.42	1,840,706	24,865	5.48
Non-interest-earning assets	78,917			77,563
Total assets	$2,021,401			$1,918,269

Interest-bearing liabilities:
NOW checking	$364,926	1,376	1.53	$328,115	1,071	1.32
Money market	312,593	2,084	2.70	306,137	2,401	3.18
Savings	197,031	136	0.28	206,054	141	0.28
Certificates of deposit	399,665	3,513	3.56	343,945	3,241	3.82
Brokered CDs	38,176	404	4.29	50,104	600	4.85
Short-term borrowings	20,000	198	4.03	—	—	—
Long-term borrowings	—	—	—	20,000	198	4.04
Total interest-bearing liabilities	1,332,391	7,711	2.35	1,254,355	7,652	2.47
Non-interest-bearing deposits	407,936			403,738
Other liabilities	11,373			10,064
Total liabilities	1,751,700			1,668,157
Shareholders' equity	269,701			250,112
Total liabilities and
shareholders' equity	$2,021,401			$1,918,269

Net interest income		$18,244			$17,213
Interest rate spread			3.07%			3.01%
Net interest margin (3)			3.81%			3.79%
Ratio of average interest-earning assets to average interest- bearing liabilities			145.79%			146.75%
_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

	Six Months Ended March 31,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,476,356	$44,467	6.04%	$1,437,081	$41,928	5.85%
Investment securities (2)	209,951	3,613	3.45	234,078	4,141	3.55
Dividends from mutual funds, FHLB stock and other investments	5,915	158	5.39	5,888	168	5.48
Interest-bearing deposits in banks and CDs	255,847	4,912	3.85	169,444	3,885	4.60
Total interest-earning assets	1,948,069	53,150	5.47	1,846,491	50,122	5.44
Non-interest-earning assets	79,097			76,535
Total assets	$2,027,166			$1,923,026

Interest-bearing liabilities:
NOW checking	$366,761	2,872	1.57	$328,287	2,214	1.35
Money market	308,342	4,279	2.78	315,381	5,199	3.31
Savings	197,715	286	0.29	205,849	285	0.28
Certificates of deposit	400,643	7,287	3.65	337,798	6,659	3.95
Brokered CDs	38,847	831	4.29	48,239	1,181	4.91
Short-term borrowings	20,000	401	4.03	—	—	—
Long-term borrowings	—	—	—	20,000	402	4.02
Total interest-bearing liabilities	1,332,308	15,956	2.40	1,255,554	15,940	2.55
Non-interest-bearing deposits	415,309			409,000
Other liabilities	12,519			10,107
Total liabilities	1,760,136			1,674,661
Shareholders' equity	267,030			248,365
Total liabilities and
shareholders' equity	$2,027,166			$1,923,026

Net interest income		$37,194			$34,182

Interest rate spread			3.07%			2.89%
Net interest margin (3)			3.83%			3.71%
Ratio of average interest-earning assets to average interest- bearing liabilities			146.22%			147.07%

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

	Three months ended March 31, 2026 compared to three months ended March 31, 2025 increase (decrease) due to			Six months ended March 31, 2026 compared to six months ended March 31, 2025 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$337	$560	$897	$1,376	$1,163	$2,539
Investment securities	(85)	(167)	(252)	(110)	(418)	(528)
Dividends from mutual funds, FHLB stock and other investments	(5)	—	(5)	(4)	(6)	(10)
Interest-bearing deposits in banks and CDs	(348)	798	450	(231)	1,258	1,027
Total net increase (decrease) in income on interest-earning assets	(101)	1,191	1,090	1,031	1,997	3,028

Interest-bearing liabilities:
NOW checking	177	128	305	381	277	658
Money market	(368)	51	(317)	(806)	(114)	(920)
Savings	1	(6)	(5)	6	(5)	1
Certificates of deposit	(336)	412	76	(320)	597	277
Short-term FHLB borrowings	—	198	198	—	(401)	(401)
Long-term borrowings	—	(198)	(198)	—	401	401
Total net increase (decrease) in expense on interest-bearing liabilities	(526)	585	59	(739)	755	16

Net increase in net interest income	$425	$606	$1,031	$1,770	$1,242	$3,012

Provision for Credit Losses: A $523,000 provision for credit losses was recorded for the quarter ended March 31, 2026, consisting of a $523,000 provision for credit losses on loans, a $3,000 recapture of credit losses on investment securities, and a $3,000 provision for credit losses on unfunded commitments. The provision for credit losses on loans was primarily due to a commercial real estate loan secured by a hotel in Oregon that is a purchased participation with another community bank. A $246,000 provision for credit losses was recorded for the quarter ended March 31, 2025, consisting of a $237,000 provision for credit losses on loans, a $5,000 recapture of credit losses on investment securities and an $14,000 provision for credit losses on unfunded commitments.

We recorded a $488,000 provision for credit losses for the six months ended March 31, 2026, consisting of a $539,000 provision for credit losses on loans primarily due to the hotel credit discussed above, a $5,000 recapture of credit losses on investment securities which was primarily due to maturities and principal repayments, and a $46,000 recapture of credit losses on unfunded loan commitments which was primarily due to a decrease in the amounts of unfunded loans. A $272,000 provision for credit losses was recorded for the six months ended March 31, 2025, consisting of a $289,000 provision for credit losses on loan, a $10,000 recapture of credit losses on investment securities, and a $7,000 recapture of credit losses on unfunded loan commitments.

For the quarter ended March 31, 2026 and 2025, there were no net charge-offs. For the six months ended March 31, 2026, there were net recoveries of $18,000 compared to a net charge-offs of $242,000 for the six months ended March 31, 2025, primarily due to the addition of a commercial real estate loan secured by a hotel in Oregon. Non-accrual loans increased by $5.00 million, or 113.4%, to $9.41 million at March 31, 2026 from $4.41 million at September 30, 2025, and increased by $7.08 million, or 300.2%, from $2.33 million at March 31, 2025. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $4.74 million, or 83.8%, to $10.40 million at March 31, 2026, from $5.66 million at September 30, 2025 and increased by $7.07 million, or 212.9%, from $3.32 million one year ago.

While management believes the estimates and assumptions used in its determination of the adequacy of the ACL are reasonable, there can be no assurance that such estimates and assumptions will not be proven incorrect in the future, or that the actual amount of future provisions will not exceed the amount of past provisions or that any increased provisions will not have a material adverse impact on our financial condition and results of operations. A further decline in national and local economic conditions, as a result of the effects of inflation, changes in interest rates, uncertainty related to trade policy, a potential recession or slowed economic growth, among other factors, could result in a material increase in the ACL and may have a material adverse impact on our financial condition and results of operations. In addition, the determination of the amount of the ACL is also subject to review by bank regulators as part of the routine examination process, which may result in the adjustment of reserves based upon their judgment of information available to them at the time of their examination and have a material adverse impact on our financial condition and results of operations.

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $120,000, or 4.5%, to $2.81 million for the quarter ended March 31, 2026 from $2.69 million for the quarter ended March 31, 2025. This increase was primarily due to a $114,000 increase in gain on sale of loans, reflecting a higher volume of fixed-rate one- to four-family mortgages sold into the secondary market, a $37,000 increase in servicing income on loans sold and smaller increases in several other categories. These increases were partially offset by a $45,000 decrease in ATM and debit card interchange fees, primarily due to lower transaction volume and a $45,000 decrease in service charges on deposits, reflecting lower overdraft-related fee activity.

Total non-interest income for the six months ended March 31, 2026 increased $187,000, or 3.5%, to $5.57 million from $5.38 million for the six months ended March 31, 2025. This increase was primarily due to a $149,000 increase in gain on sale of loans, a $63,000 increase in servicing income on loans sold and smaller increases in several other categories. These increases were partially offset by a $118,000 decrease in ATM and debit card interchange fees, a $35,000 decrease in service charges on deposits and smaller decreases in several other categories.

Non-interest Expense:  Total non-interest expense increased by $465,000, or 4.2%, to $11.66 million for the quarter ended March 31, 2026 from $11.19 million for the quarter ended March 31, 2025. This increase was mainly due to a $492,000 increase in salaries and employee benefits due to compensation increases and the filling of open lending positions, a $93,000 increase in state and local taxes expense, a $56,000 increase in technology and communications expense and a $41,000 increase in premises and equipment expense primarily related to the opening of the University Place branch in January 2026. These increases were partially offset by a $106,000 decrease in professional fees expense, a $50,000 decrease in ATM and debit card interchange expense and smaller changes in several other expense categories.

The efficiency ratio for the current quarter improved to 55.38% compared to 56.25% for the comparable quarter one year ago. The improvement in the efficiency ratio was due to a $1.15 million increase in total revenue driven primarily by higher net interest income, which was offset by a $465,000 increase in non-interest expense.

Total non-interest expense increased $830,000, or 3.7%, to $23.09 million for the six months ended March 31, 2026 from $22.26 million for the six months ended March 31, 2025. The increase was primarily due to an $854,000 increase in salary and employee benefits, due to annual compensation increases and the filling of open lending positions, a $205,000 increase in state and local taxes expense, and a $165,000 increase in premises and equipment expense due to the opening of the University Place branch in January 2026. These increases were partially offset by a $136,000 decrease in professional fees expense and a $29,000 decrease in technology and communications expense.

The efficiency ratio improved to 53.99% for the six months ended March 31, 2026 from 56.26% for the six months ended March 31, 2025, reflecting growth in net interest income that outpaced the increase in non-interest expense.

Provision for Income Taxes: The provision for income taxes increased by $33,000, or 1.9%, to $1.74 million for the quarter ended March 31, 2026 from $1.71 million for the quarter ended March 31, 2025. The increase in the provision for income taxes was primarily due to higher pre-tax income. The Company's effective income tax rate was 19.6% for the quarter ended March 31, 2026 and 20.2% for the quarter ended March 31, 2025. The provision for income taxes increased by $421,000, or 12.3%, to $3.84 million for the six months ended March 31, 2026 from $3.42 million for the six months ended March 31, 2025.

The increase was primarily due to higher pre-tax income. The Company's effective tax rate was 20.0% for the six months ended March 31, 2026 compared to 20.1% for the six months ended March 31, 2025.

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

The Bank maintains an adequate level of liquidity to ensure that sufficient funds are available to fund its operations. It generally holds sufficient cash and short-term investments to meet short-term liquidity needs. At March 31, 2026, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 19.39%. The Bank maintains a credit facility with the FHLB providing immediately available borrowings of up to 45% of total assets, limited by available collateral. At March 31, 2026, the Bank had a total of $718.24 million available for borrowings with the FHLB of which $20.00 million was outstanding. Additionally, the Bank maintains a short-term borrowing line with the FRB, with total credit based on eligible collateral, under the Borrower-in-Custody program with $80.17 million available and no outstanding balance at March 31, 2026. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB") and a $25.00 million overnight borrowing line with Zions Bank with no outstanding balance on either line at March 31, 2026. Subject to market conditions, the Bank may utilize these borrowing facilities to fund loan originations and deposits withdrawals, satisfy other financial commitments, repay maturing debt and to pursue investment opportunities as appropriate.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the six months ended March 31, 2026 and 2025, the Bank originated $144.18 million and $128.66 million of loans, respectively. At March 31, 2026, the Bank had undisbursed lines of credit and commitments to extend credit totaling $178.85 million and undisbursed construction loans in process totaling $90.58 million.  Investment securities purchased during the six months ended March 31, 2026 and 2025 totaled $24.95 million and $22.42 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the six months ended March 31, 2026 and 2025, the Bank sold $19.76 million and $7.48 million, respectively, in loans and loan participation interests.  During the six months ended March 31, 2026 and 2025, the Bank received $173.56 million and $117.67 million in principal repayments, respectively.

The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment, and investment securities available for sale (including equity securities) increased to $393.37 million at March 31, 2026 from $328.89 million at September 30, 2025. CDs that are scheduled to mature in less than one year from March 31, 2026 totaled $424.29 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

For the remainder of the 2026 fiscal year, the Bank projects that fixed commitments will include approximately $176,000 of operating lease payments. All $20.00 million of FHLB borrowings are scheduled to mature during fiscal year 2026. In addition, at March 31, 2026, the Bank had other future obligations and accrued expenses totaling $9.15 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to is operating expenses, Timberland Bancorp is responsible for paying any dividends declared, if any, to its shareholders and funds paid for Company stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. However, the Bank’s ability to pay dividends is subject to regulatory limitations, including capital adequacy requirements and supervisory approval under certain circumstances. The Bank maintains strong capital levels and earnings capacity, which support its ability to upstream dividends to Timberland Bancorp, subject to applicable regulatory constraints. At March 31, 2026, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $412,000.

The Company currently expects to continue its practice of paying quarterly cash dividends on its common stock, subject to the discretion of the Board of Directors, which may modify or discontinue this practice at any time and for any reason without prior notice. The cash dividend rate announced on April 28, 2026 and payable on May 22, 2026 is $0.29 per share, a level the Company believes appropriately balances the objectives of investing in the Bank and returning capital to shareholders. Based on the number of shares outstanding as of March 31, 2026, continued payment at this rate would result in an average total quarterly dividend of approximately $2.27 million.

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

Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at March 31, 2026, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at March 31, 2026, to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$256,969	12.85%	$80,001	4.00%	$100,001	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	256,969	20.26	57,063	4.50	82,425	6.50
Tier 1 capital	256,969	20.26	76,084	6.00	101,446	8.00
Total capital	272,860	21.52	101,446	8.00	126,807	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At March 31, 2026, the Bank’s capital exceeded the conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve and is subject to capital adequacy requirements under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For bank holding companies with less than $3.0 billion in consolidated assets (as of June 30th of the preceding year), the Federal Reserve capital guidelines are generally applied on a bank only basis. In such cases, the Federal Reserve expects the subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at March 31, 2026, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of March 31, 2026 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$257,350	12.82%
Risk-based Capital Ratios:
Common equity Tier 1 capital	257,350	20.29
Tier 1 capital	257,350	20.29
Total capital	273,242	21.55

Key Financial Ratios and Data

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
PERFORMANCE RATIOS:
Return on average assets	1.43%	1.43%	1.52%	1.42%
Return on average equity	10.72%	10.95%	11.53%	10.99%
Net interest margin	3.81%	3.79%	3.83%	3.71%
Efficiency ratio	55.38%	56.25%	53.99%	56.26%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s 2025 Form 10-K.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and several other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2026, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended March 31, 2026:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
01/01/2026 - 01/31/2026	502	$37.35	502	307,475
02/01/2026 - 02/28/2026	28,669	38.97	28,669	278,806
03/01/2026 - 03/31/2026	50,829	38.45	50,829	227,977
Total	80,000	$38.63	80,000	227,977

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

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None to be reported.
b.None to be reported.
c.During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended March 31, 2026 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: May 7, 2026	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer
(Duly Authorized Officer)

Date: May 7, 2026	By: /s/Marci A. Basich
Marci A. Basich
Chief Financial Officer
(Principal Financial Officer)