Form 10-Q
period 2026-06-30
TIMBERLAND BANCORP INC
filed 2026-08-07
CIK 1046050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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
Yes ___    No   _☒_

As of August 3, 2026, there were 7,775,668 shares of the registrant's common stock, $.01 par value per share outstanding.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements (unaudited)
TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
June 30, 2026 and September 30, 2025
(Dollars in thousands, except per share amounts)

	June 30, 2026	September 30, 2025
	(Unaudited)	*
Assets
Cash and cash equivalents:
Cash and due from financial institutions	$32,800	$23,649
Interest-bearing deposits in banks	213,282	219,779
Total cash and cash equivalents	246,082	243,428

Certificates of deposit (“CDs”) held for investment, at cost	7,964	7,217
Investment securities held to maturity, at amortized cost (net of allowance for credit losses ("ACL") of $30 and $36), (estimated fair value of $113,243 and $132,334)	117,587	136,861
Investment securities available for sale, at fair value	90,484	78,240
Investments in equity securities, at fair value	858	864
Federal Home Loan Bank of Des Moines (“FHLB”) stock, at cost	1,653	2,045
Other investments, at cost	3,000	3,000
Loans held for sale	2,774	1,127
Loans receivable, net of ACL of $19,249 and $18,091	1,495,651	1,463,590
Premises and equipment, net	22,149	21,684
Other real estate owned (“OREO”) and other repossessed assets, net	221	221
Accrued interest receivable	7,321	7,393
Bank owned life insurance (“BOLI”)	37,389	21,830
Goodwill	15,131	15,131
Core deposit intangible (“CDI”), net	169	271
Loan servicing rights, net	608	815
Operating lease right-of-use ("ROU") assets	4,122	2,949
Other assets	7,663	6,113
Total assets	$2,060,826	$2,012,779

Liabilities and shareholders’ equity
Liabilities
Deposits:
Non-interest-bearing demand	$410,967	$430,685
Interest-bearing	1,352,582	1,285,950
Total deposits	1,763,549	1,716,635

Operating lease liabilities	4,323	3,077
FHLB borrowings	10,000	20,000
Other liabilities and accrued expenses	9,748	10,453
Total liabilities	$1,787,620	$1,750,165
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS (continued)
June 30, 2026 and September 30, 2025
(Dollars in thousands, except per share amounts)

	June 30, 2026	September 30, 2025
	(Unaudited)	*
Commitments and contingencies (see Note 12)
Shareholders’ equity
Preferred stock, $0.01 par value; 1,000,000 shares authorized; none issued	$—	$—
Common stock, $0.01 par value; 50,000,000 shares authorized; 7,769,668 shares issued and outstanding - June 30, 2026 7,889,571 shares issued and outstanding - September 30, 2025	21,465	26,305
Retained earnings	252,908	236,607
Accumulated other comprehensive loss	(1,167)	(298)
Total shareholders’ equity	273,206	262,614
Total liabilities and shareholders’ equity	$2,060,826	$2,012,779
* Derived from audited consolidated financial statements.

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended June 30, 2026 and 2025
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income
Loans receivable and loans held for sale	$22,457	$21,411	$66,924	$63,339
Investment securities	1,800	2,064	5,413	6,205
Dividends from mutual funds, FHLB stock and other investments	71	83	229	252
Interest-bearing deposits in banks and CDs	2,343	1,986	7,255	5,870
Total interest and dividend income	26,671	25,544	79,821	75,666

Interest expense
Deposits	7,728	7,721	23,284	23,259
FHLB borrowings	137	201	538	602
Total interest expense	7,865	7,922	23,822	23,861

Net interest income	18,806	17,622	55,999	51,805

Provision for (recapture of) credit losses
Provision for credit losses - loans	600	351	1,140	640
Recapture of credit losses - investment securities	(1)	(4)	(6)	(14)
Provision for (recapture of) credit losses - unfunded commitments	(91)	93	(137)	87
Total provision for (recapture of) credit losses - net	508	440	997	713

Net interest income after provision for (recapture of) credit losses	18,298	17,182	55,002	51,092

Non-interest income
Net recoveries on investment securities	23	2	39	9
Gain on sale of investment securities available for sale, net	—	24	—	24
Service charges on deposits	956	966	2,879	2,924
ATM and debit card interchange transaction fees	1,193	1,262	3,518	3,706
BOLI net earnings	246	171	559	502
Gain on sales of loans, net	150	138	464	303
Escrow fees	42	32	94	66
Servicing income on loans sold	112	39	237	101
Other, net	266	241	770	624
Total non-interest income, net	2,988	2,875	8,560	8,259

 See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME (continued)
For the three and nine months ended June 30, 2026 and 2025
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Non-interest expense
Salaries and employee benefits	$6,383	$5,825	$19,305	$17,893
Premises and equipment	1,082	973	3,273	2,998
Advertising	202	182	576	552
OREO and other repossessed assets, net	3	8	11	17
ATM and debit card interchange transaction fees	532	658	1,584	1,700
Postage and courier	145	137	443	401
State and local taxes	453	570	1,338	1,251
Professional fees	361	341	1,003	1,118
Federal Deposit Insurance Corporation ("FDIC") insurance	222	211	671	640
Loan administration and foreclosure	155	99	376	383
Technology and communications	1,109	993	3,340	3,253
Deposit operations	348	345	1,058	997
Amortization of CDI	34	45	102	135
Other	609	780	1,647	2,090
Total non-interest expense, net	11,638	11,167	34,727	33,428

Income before income taxes	9,648	8,890	28,835	25,923

Provision for income taxes	1,928	1,790	5,767	5,208

Net income	$7,720	$7,100	$23,068	$20,715

Net income per common share
Basic	$0.99	$0.90	$2.94	$2.61
Diluted	$0.98	$0.90	$2.92	$2.60

Weighted average common shares outstanding
Basic	7,805,218	7,893,308	7,855,474	7,929,626
Diluted	7,855,407	7,921,762	7,900,228	7,963,412

Dividends paid per common share	$0.29	$0.26	$0.86	$0.76

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three and nine months ended June 30, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	Three Months Ended June 30		Nine Months Ended June 30
	2026	2025	2026	2025
Comprehensive income
Net income	$7,720	$7,100	$23,068	$20,715
Other comprehensive loss
Unrealized holding loss on investment securities available for sale, net of income taxes of $(216), $(28), $(231), and $(212) respectively	(817)	(105)	(869)	(795)
Total other comprehensive loss, net of income taxes	(817)	(105)	(869)	(795)

Total comprehensive income	$6,903	$6,995	$22,199	$19,920

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the three and nine months ended June 30, 2026 and 2025
(Dollars in thousands, except per share amounts)
(Unaudited)

	Common Stock			Accumulated Other Compre-hensive Loss
	Number of Shares	Amount	Retained Earnings		Total
Balance, March 31, 2025	7,903,489	$28,028	$225,166	$(670)	$252,524

Net income	—	—	7,100	—	7,100
Other comprehensive loss	—	—	—	(105)	(105)
Repurchase of common stock, net of tax	(34,236)	(1,053)	—	—	(1,053)
Exercise of stock options	7,600	130	—	—	130
Common stock dividends ($0.26 per common share)	—	—	(2,053)	—	(2,053)
Stock-based compensation expense	—	121	—	—	121
Balance, June 30, 2025	7,876,853	$27,226	$230,213	$(775)	$256,664

Balance, March 31, 2026	7,833,643	$23,982	$247,457	$(350)	$271,089

Net income	—	—	7,720	—	7,720
Other comprehensive loss	—	—	—	(817)	(817)
Repurchase of common stock, net of tax	(70,000)	(2,861)	—	—	(2,861)
Restricted stock grant forfeitures	(200)	—	—	—	—
Exercise of stock options	6,225	155	—	—	155
Common stock dividends ($0.29 per common share)	—	—	(2,269)	—	(2,269)
Stock-based compensation expense	—	189	—	—	189
Balance, June 30, 2026	7,769,668	$21,465	$252,908	$(1,167)	$273,206

	Common Stock			Accumulated Other Compre-hensive Loss
	Number of Shares	Amount	Retained Earnings		Total
Balance, September 30, 2024	7,960,127	$29,862	$215,531	$20	$245,413
Net income	—	—	20,715	—	20,715
Other comprehensive loss	—	—	—	(795)	(795)
Repurchase of common stock, net of tax	(123,404)	(3,846)	—	—	(3,846)
Restricted stock grant forfeitures	(1,830)	(11)	—	—	(11)
Exercise of stock options	41,960	817	—	—	817
Common stock dividends ($0.76 per common share)	—	—	(6,033)	—	(6,033)
Stock-based compensation expense	—	404	—	—	404
Balance, June 30, 2025	7,876,853	$27,226	$230,213	$(775)	$256,664

Balance, September 30, 2025	7,889,571	$26,305	$236,607	$(298)	$262,614
Net income	—	—	23,068	—	23,068
Other comprehensive loss	—	—	—	(869)	(869)
Repurchase of common stock, net of tax	(179,303)	(6,968)	—	—	(6,968)
Restricted stock grant forfeitures	(2,280)	—	—	—	—
Exercise of stock options	61,680	1,594	—	—	1,594
Common stock dividends ($0.86 per common share)	—	—	(6,767)	—	(6,767)
Stock-based compensation expense	—	534	—	—	534
Balance, June 30, 2026	7,769,668	$21,465	$252,908	$(1,167)	$273,206
See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended June 30, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income	$23,068	$20,715
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	997	713
Depreciation	1,100	1,131
Deferred income taxes	(82)	(73)
Accretion of discount on purchased loans	(27)	(92)
Amortization of CDI	102	135
Stock-based compensation expense	534	393
Gain on sale of investment securities available for sale, net	—	(24)
Net recoveries on investment securities	(39)	(9)
Change in fair value of investments in equity securities	6	11
Accretion of discounts and premiums on securities	(728)	(866)
Gain on sales of loans, net	(464)	(303)
Loans originated for sale	(24,034)	(14,059)
Proceeds from sales of loans	22,851	12,599
Amortization of loan servicing rights	432	582
BOLI net earnings	(559)	(502)
Change in deferred loan origination fees	(129)	2
Net change in accrued interest receivable and other assets, and other liabilities and accrued expenses	(1,868)	(277)
Net cash provided by operating activities	21,160	20,076

Cash flows from investing activities
Net (increase) decrease in CDs held for investment	(747)	1,747
Proceeds from sale of investment securities available for sale	—	13,494
Purchase of investment securities held to maturity	(3,935)	(5,413)
Purchase of investment securities available for sale	(27,881)	(40,576)
Proceeds from maturities and prepayments of investment securities held to maturity	23,633	36,324
Proceeds from maturities and prepayments of investment securities available for sale	14,869	12,387
Redemption (purchase) of FHLB stock	392	(8)
Increase in loans receivable, net	(33,045)	(20,744)
Purchase of premises and equipment	(1,565)	(1,135)
Purchase of BOLI policies	(15,000)	—
Net cash used in investing activities	(43,279)	(3,924)

See notes to unaudited consolidated financial statements

TIMBERLAND BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
For the nine months ended June 30, 2026 and 2025
(Dollars in thousands)
(Unaudited)

	Nine Months Ended June 30,
	2026	2025
Cash flows from financing activities
Net increase in deposits	$46,914	$21,809
Repayment of FHLB borrowings	(10,000)	—
Proceeds from exercise of stock options	1,594	817
Repurchase of common stock, net of tax	(6,968)	(3,846)
Payment of dividends	(6,767)	(6,033)
Net cash provided by financing activities	24,773	12,747

Net increase in cash and cash equivalents	2,654	28,899
Cash and cash equivalents
Beginning of period	243,428	164,728
End of period	$246,082	$193,627

Supplemental disclosure of cash flow information
Income taxes paid	$6,084	$5,650
Interest paid	$23,995	$24,253

Supplemental disclosure of non-cash investing activities
Other comprehensive loss related to investment securities	$(869)	$(795)
Loans transferred to OREO and other repossessed assets	$—	$221
Operating lease liabilities arising from recording of ROU assets	$1,487	$—

See notes to unaudited consolidated financial statements

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Basis of Presentation:  The accompanying unaudited consolidated financial statements of Timberland Bancorp, Inc. and its wholly-owned subsidiary, Timberland Bank (the "Bank") (collectively, "the Company") were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of consolidated financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim consolidated financial statements have been included.  All such adjustments are of a normal recurring nature. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2025 (“2025 Form 10-K”).  The unaudited consolidated results of operations for the nine months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the entire fiscal year ending September 30, 2026.

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

(e)  Certain prior period amounts have been reclassified to conform to the June 30, 2026 presentation with no change to previously reported net income or total shareholders’ equity.

Timberland Bancorp, Inc. and Subsidiary
Notes to Unaudited Consolidated Financial Statements

(2) INVESTMENT SECURITIES

Held to maturity and available for sale investment securities have been classified according to management’s intent and were as follows as of June 30, 2026 and September 30, 2025 (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
June 30, 2026
Held to Maturity
U.S. Treasury and U.S. government agency securities	$56,844	$—	$(2,168)	$54,676	$—
Mortgage-backed securities ("MBS"):
U.S. government agencies	47,025	39	(1,553)	45,511	—
Private label residential	13,718	174	(836)	13,056	30
Total	$117,587	$213	$(4,557)	$113,243	$30

June 30, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
MBS: U.S. government agencies	$91,961	$106	$(1,583)	$90,484
Total	$91,961	$106	$(1,583)	$90,484

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Allowance for Credit Losses
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,646	$15	$(2,760)	$66,901	$—
MBS:
U.S. government agencies	48,735	199	(1,357)	47,577	—
Private label residential	17,376	196	(822)	16,750	35
Municipal securities	605	6	—	611	—
Bank issued trust preferred securities	499	—	(4)	495	1
Total	$136,861	$416	$(4,943)	$132,334	$36

September 30, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available for Sale
U.S. government securities	$4,968	$—	$—	$4,968
MBS: U.S. government agencies	73,649	382	(759)	73,272
Total	$78,617	$382	$(759)	$78,240

Held to maturity and available for sale investment securities with unrealized losses were as follows as of June 30, 2026 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$54,676	$(2,168)	13	$54,676	$(2,168)
MBS:
U.S. government agencies	14,217	(78)	9	23,269	(1,475)	36	37,486	(1,553)
Private label residential	1,712	(39)	3	11,155	(797)	13	12,867	(836)
Total	$15,929	$(117)	12	$89,100	$(4,440)	62	$105,029	$(4,557)

Available for sale
MBS:
U.S. government agencies	$33,993	$(866)	12	$24,943	$(717)	22	$58,936	$(1,583)
Total	$33,993	$(866)	12	$24,943	$(717)	22	$58,936	$(1,583)

Held to maturity and available for sale investment securities with unrealized losses were as follows as of September 30, 2025 (dollars in thousands):

	Less Than 12 Months			12 Months or Longer			Total
	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses	Quantity	Estimated Fair Value	Gross Unrealized Losses
Held to maturity
U.S. Treasury and U.S. government agency securities	$—	$—	—	$56,960	$(2,760)	14	$56,960	$(2,760)
MBS:
U.S. government agencies	7	—	1	27,776	(1,357)	42	27,783	(1,357)
Private label residential	341	(2)	3	14,646	(820)	14	14,987	(822)
Bank issued trust preferred securities	495	(4)	1	—	—	—	495	(4)
Total	$843	$(6)	5	$99,382	$(4,937)	70	$100,225	$(4,943)

Available for sale
U.S. government securities	$3,977	$—	1	$—	$—	—	$3,977	$—
MBS:
U.S. government agencies	11,922	(67)	3	28,947	(692)	24	40,869	(759)
Total	$15,899	$(67)	4	$28,947	$(692)	24	$44,846	$(759)

During the nine months ended June 30, 2026, the Company recorded a $22,000 net realized gain on 15 held to maturity investment securities, all of which had been recognized previously as a credit loss. During the nine months ended June 30, 2025, the Company recorded a $3,000 net realized loss on 13 held to maturity investment securities all of which had been recognized previously as credit losses.

The recorded amount of investment securities pledged as collateral for public fund deposits, federal treasury tax and loan deposits, FHLB collateral and other non-profit organization deposits totaled $197.68 million and $195.93 million at June 30, 2026 and September 30, 2025, respectively.

The contractual maturities of investment securities at June 30, 2026 were as follows (dollars in thousands).  Expected maturities may differ from scheduled maturities due to the prepayment of principal or call provisions.

	Held to Maturity		Available for Sale
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$25,746	$25,488	$—	$—
Due after one year to five years	39,886	37,913	3,130	3,124
Due after five years to ten years	31	140	177	176
Due after ten years	51,924	49,702	88,654	87,184
Total	$117,587	$113,243	$91,961	$90,484

Credit Quality Indicators and Allowance for Credit Losses

Available for Sale Investment Securities

The Company assesses each available for sale investment security that is in an unrealized loss position to determine whether the decline in fair value below the amortized cost basis results from a credit loss or other factors. The Company did not record an ACL on any available for sale investment securities at June 30, 2026 or September 30, 2025. As of both dates, the Company considered the unrealized losses across the classes of major security-type to be related to fluctuations in market conditions, primarily interest rates, and not reflective of a deterioration in credit value. The Company expects the fair value of these securities to recover as the securities approach their maturity dates or sooner if market yields decline. The Company does not believe that the unrealized losses are attributed to credit deterioration or issuer or industry specific events. The Company has the ability and intent to hold the investments until their fair value recovers.

Held to Maturity Investment Securities

The Company measures expected credit losses on held to maturity investment securities, which are comprised of U.S. government agency and U.S. government mortgage-backed securities, private label mortgage-backed securities, municipal securities, and other bonds. The Company’s agency and mortgage-backed securities are issued by U.S. government entities and agencies and are either explicitly or implicitly guaranteed by the U.S. government, are highly rated by the major rating agencies, and have a long history of no credit losses. As such, no ACL has been established for these securities. The ACL on the private label mortgage-backed securities, municipal securities, and other bonds within the held to maturity securities portfolio is calculated using the probability of default/loss given default ("PD/LGD") method. The calculation is completed on a quarterly basis using the default studies provided by an industry leading source. At June 30, 2026 and September 30, 2025, the ACL on the held to maturity securities portfolio totaled $30,000 and $36,000, respectively.

The following tables set forth information for the three and nine months ended June 30, 2026 and 2025 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Beginning Allowance	Recapture of Credit Losses	Ending Allowance	Beginning Allowance	Recapture of Credit Losses	Ending Allowance
Held to Maturity
MBS:
Private label residential	$31	$(1)	$30	$48	$(3)	$45
Bank issued trust preferred securities	—	—	—	2	(1)	1
Total	$31	$(1)	$30	$50	$(4)	$46

	Nine Months Ended June 30, 2026				Nine Months Ended June 30, 2025
	Beginning Allowance		Recapture of Credit Losses	Ending Allowance	Beginning Allowance	Recapture of Credit Losses	Ending Allowance
Held to Maturity
MBS:
Private label residential	$35		$(5)	$30	$55	$(10)	$45
Bank issued trust preferred securities	1		(1)	—	5	(4)	1
Total	$36	$—	$(6)	$30	$60	$(14)	$46

The ACL on held to maturity securities is included within investment securities held to maturity on the consolidated balance sheets. Changes in the ACL are recorded through the provision for (recapture of) credit losses on the consolidated income statement.

Accrued interest receivable on held to maturity investment securities totaled $321,000 at June 30, 2026 and is included in accrued interest receivable on the consolidated balance sheet. This amount is excluded from the estimate of expected credit losses. Held to maturity investment securities are typically classified as non-accrual when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about the further collectability of principal or interest. When held to maturity investment securities are placed on non-accrual status, unpaid interest credited to income is reversed. The Company had $29,000 of private label mortgage-backed held to maturity investment securities in non-accrual status at June 30, 2026.

The Company monitors the credit quality of investment securities held to maturity using credit ratings from Moody's, S&P and Fitch. The Company monitors the credit ratings on a quarterly basis.

The following tables set forth the Company's held to maturity investment securities at June 30, 2026 and September 30, 2025, by credit quality indicator (dollars in thousands):

	Credit Ratings
As of June 30, 2026	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$56,844	$—	$—	$56,844
MBS:
U.S. government agencies	47,025	—	—	47,025
Private label residential	9,615	—	4,103	13,718
Total held to maturity	$113,484	$—	$4,103	$117,587

	Credit Ratings
As of September 30, 2025	AAA/AA/A	BBB/BB/B	Unrated	Total
Held to Maturity
U.S. Treasury and U.S. government agency securities	$69,646	$—	$—	$69,646
MBS:
U.S. government agencies	48,735	—	—	48,735
Private label residential	12,455	—	4,921	17,376
Municipal securities	605	—	—	605
Bank issued trust preferred securities	—	—	499	499
Total held to maturity	$131,441	$—	$5,420	$136,861

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

The following table presents a roll forward of the credit loss component of held to maturity investment securities that have been written down for OTTI with the credit loss component recognized in earnings for the nine months ended June 30, 2026 and 2025 (dollars in thousands):

	Nine Months Ended June 30,
	2026	2025
Beginning balance of credit loss	$788	$803
Subtractions:
Net realized loss previously recorded as credit losses	(3)	(3)
Recovery of prior credit loss	(19)	(6)
Ending balance of credit loss	$766	$794

(3) GOODWILL AND CDI

Goodwill is initially recorded when the purchase price paid in a business combination exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired and liabilities assumed.  Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment.  The Company performs an annual review during the third quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if goodwill is impaired. For purposes of goodwill impairment testing, the services offered through the Bank and its subsidiary are managed as one strategic unit and represent the Company's only reporting unit.

An assessment of qualitative factors is completed to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the qualitative analysis concludes that further analysis is required, then a quantitative impairment test is completed. The quantitative goodwill impairment test is used to identify the existence of impairment and the amount of impairment loss and compares the reporting unit’s estimated fair value, including goodwill, to its carrying amount. If the fair value exceeds the carrying amount, goodwill is not considered impaired. If the carrying amount exceeds its fair value, an impairment loss is recognized equal to the amount of the excess, limited to the amount of goodwill allocated to that reporting unit.

The Company performed its fiscal year 2026 goodwill impairment test during the quarter ended June 30, 2026 with the assistance of an independent third-party firm specializing in goodwill impairment valuations for financial institutions. Based on this assessment, the Company determined that it is not "more likely than not" that the Company's reporting unit's fair value is less than its carrying amount, and, therefore, goodwill was determined not to be impaired at May 31, 2026.

As of June 30, 2026, management believes that there have been no events or changes in the circumstances since May 31, 2026 that would indicate a potential impairment of goodwill. No assurance can be given, however, that the Company will not record an impairment loss on goodwill in the future. If adverse economic conditions or decreases in the Company's stock price and market capitalization were deemed to be other than temporary, they may significantly affect the fair value of the Company's reporting unit and may trigger impairment charges. Any impairment charge could have a material adverse effect on the Company's results of operations and financial condition.

CDI represents the future economic benefit of the potential cost savings from acquiring core deposits as part of a business combination compared to the cost of alternative funding sources. CDI is amortized to non-interest expense using an accelerated method based on the estimated runoff of related deposits over a period of ten years. CDI is evaluated for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable, with any changes in estimated useful life accounted for prospectively over the revised remaining life. As of June 30, 2026, management believes that there have been no events or changes in circumstances that would indicate a potential impairment of CDI.

(4) LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable by portfolio segment consisted of the following at June 30, 2026 and September 30, 2025 (dollars in thousands):

	June 30, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
Mortgage loans:
One- to four-family (1)	$299,921	18.5%	$317,691	20.1%
Multi-family	214,583	13.2	207,767	13.2
Commercial real estate	646,376	39.9	610,692	38.7
Construction - custom and owner/builder	113,303	7.0	130,341	8.3
Construction - speculative one- to four-family	28,445	1.8	10,745	0.7
Construction - commercial	12,991	0.8	21,818	1.4
Construction - multi-family	91,271	5.6	45,660	2.9
Construction - land development	530	—	15,324	1.0
Land	37,416	2.3	35,952	2.3
Total mortgage loans	1,444,836	89.1	1,395,990	88.6

Consumer loans:
Home equity and second mortgage	54,971	3.4	50,479	3.2
Other	1,915	0.1	2,034	0.1
Total consumer loans	56,886	3.5	52,513	3.3

Commercial loans:
Commercial business	118,852	7.4	126,937	8.1
U.S. Small Business Administration ("SBA") Paycheck Protection Program ("PPP") loans	—	—	58	—
Total commercial loans	118,852	7.4	126,995	8.1

Total loans receivable	1,620,574	100.0%	1,575,498	100.0%
Less:
Undisbursed portion of construction loans in process ("LIP")	100,275		88,289
Deferred loan origination fees, net	5,399		5,528
ACL	19,249		18,091
Subtotal	124,923		111,908
Loans receivable, net	$1,495,651		$1,463,590
__________________
(1) Does not include one- to four-family loans held for sale totaling $2.77 million and $1.13 million at June 30, 2026 and September 30, 2025, respectively.

Loans receivable at June 30, 2026 and September 30, 2025, are reported net of unamortized discounts totaling $25,000 and $51,000, respectively.

Credit Quality Indicators

The Company uses credit risk grades that reflect the Company’s assessment of a loan’s risk or loss potential.  The Company categorizes loans into risk grade categories based on relevant information about the ability of borrowers to service their debt, including current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors such as the estimated fair value of the collateral.  The Company uses the following definitions for credit risk ratings as part of the ongoing monitoring of the credit quality of its loan portfolio:

Pass:  Pass loans are defined as loans that meet acceptable quality underwriting standards.

Watch:  Watch loans are defined as loans that still exhibit acceptable quality, but have some concerns that justify greater attention.  If these concerns are not corrected, a potential for further adverse categorization exists.  These concerns could relate to a specific condition peculiar to the borrower, its industry segment or the general economic environment.

Special Mention: Special mention loans are defined as loans deemed by management to have some potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in the deterioration of the payment prospects of the loan.

Substandard:  Substandard loans are defined as loans that are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged. Loans classified as substandard have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. If the weakness or weaknesses are not corrected, there is a distinct possibility that some loss will be sustained.

Doubtful: Loans in this classification have the weaknesses of substandard loans with the additional characteristic that the weaknesses make the collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. At June 30, 2026, no loans were classified as doubtful. At September 30, 2025, there was one loan classified as doubtful which was supported by an SBA guarantee of the remaining balance.

Loss:  Loans in this classification are considered uncollectible and of such little value that continuance as an asset is not warranted.  This classification does not mean that the loan has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the loan, even though partial recovery may be realized in the future. At June 30, 2026 and September 30, 2025, there were no loans classified as loss.

The following table sets forth the Company's loan portfolio at June 30, 2026 by risk attribute and year of origination as well as current period gross charge-offs (dollars in thousands):

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans Receivable
One-to four-family
Risk Rating
Pass	$2,993	$15,596	$30,008	$63,822	$92,151	$86,139	$—	$290,709
Watch	—	—	—	545	1,681	268	—	2,494
Special Mention	—	—	—	—	4,788	—	—	4,788
Substandard	—	—	—	1,731	199	—	—	1,930
Total one- to four-family	$2,993	$15,596	$30,008	$66,098	$98,819	$86,407	$—	$299,921

Multi-family
Risk Rating
Pass	$17,238	$16,165	$13,088	$34,845	$38,583	$81,953	$1,708	$203,580
Watch	—	—	—	—	—	11,003	—	11,003
Total multi-family	$17,238	$16,165	$13,088	$34,845	$38,583	$92,956	$1,708	$214,583

Commercial real estate
Risk Rating
Pass	$54,836	$53,455	$24,130	$77,555	$121,322	$289,790	$7,783	$628,871
Watch	—	—	767	—	—	12,204	—	12,971
Substandard	—	—	—	—	224	4,310	—	4,534
Total commercial real estate	$54,836	$53,455	$24,897	$77,555	$121,546	$306,304	$7,783	$646,376

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans Receivable
Construction-custom & owner/builder (1)
Risk Rating
Pass	$18,681	$36,182	$—	$—	$—	$—	$—	$54,863
Watch	—	2,860	5,244	4,060	1,719	—	—	13,883
Total construction-custom & owner/builder	$18,681	$39,042	$5,244	$4,060	$1,719	$—	$—	$68,746

Construction-speculative one-to four-family (1)
Risk Rating
Pass	$11,284	$1,617	$—	$—	$—	$—	$—	$12,901
Total construction-speculative one-to four-family	$11,284	$1,617	$—	$—	$—	$—	$—	$12,901

Construction-commercial (1)
Risk Rating
Pass	$1,773	$7,033	$3,100	$—	$—	$—	$—	$11,906
Total construction-commercial	$1,773	$7,033	$3,100	$—	$—	$—	$—	$11,906

Construction-multi-family (1)
Risk Rating
Pass	$14,558	$29,942	$7,800	$—	$—	$—	$—	$52,300
Total construction-multi-family	$14,558	$29,942	$7,800	$—	$—	$—	$—	$52,300

Construction-land development (1)
Risk Rating
Pass	$412	$—	$—	$—	$—	$—	$—	$412
Total construction-land development	$412	$—	$—	$—	$—	$—	$—	$412

Land
Risk Rating
Pass	$9,731	$7,562	$8,202	$2,214	$4,556	$3,690	$379	$36,334
Watch	—	—	248	—	294	432	—	974
Substandard	—	—	108	—	—	—	—	108
Total land	$9,731	$7,562	$8,558	$2,214	$4,850	$4,122	$379	$37,416

Home equity and second mortgage
Risk Rating
Pass	$1,484	$1,911	$3,904	$2,636	$1,270	$2,451	$40,667	$54,323
Watch	—	184	—	—	—	12	—	196
Substandard	—	—	—	132	—	54	266	452
Total home equity and second mortgage	$1,484	$2,095	$3,904	$2,768	$1,270	$2,517	$40,933	$54,971

	Term Loans Amortized Cost Basis by Origination Fiscal Year
Type	2026	2025	2024	2023	2022	Prior	Revolving Loans	Total Loans Receivable
Other consumer
Risk Rating
Pass	$732	$35	$431	$358	$67	$241	$31	$1,895
Substandard	—	—	—	—	—	—	20	20
Total other consumer	$732	$35	$431	$358	$67	$241	$51	$1,915

Commercial business
Risk Rating
Pass	$7,211	$12,060	$11,458	$12,486	$22,526	$11,092	$38,741	$115,574
Watch	—	—	—	—	—	269	1,389	1,658
Substandard	—	—	—	159	134	383	944	1,620
Total commercial business	$7,211	$12,060	$11,458	$12,645	$22,660	$11,744	$41,074	$118,852

Total loans receivable, gross (1)
Risk Rating
Pass	$140,933	$181,558	$102,121	$193,916	$280,475	$475,356	$89,309	$1,463,668
Watch	—	3,044	6,259	4,605	3,694	24,188	1,389	43,179
Special Mention	—	—	—	—	4,788	—	—	4,788
Substandard	—	—	108	2,022	557	4,747	1,230	8,664
Total loans receivable	$140,933	$184,602	$108,488	$200,543	$289,514	$504,291	$91,928	$1,520,299
Current period gross charge-off	$—	$—	$—	$—	$—	$—	$—	$—
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
_____________________
(1) Net of construction LIP

Allowance for Credit Losses

The ACL is an estimate of the expected credit losses on financial assets measured at amortized cost. The ACL is evaluated and calculated on a collective basis for loans that share similar risk characteristics. For loans that do not share similar risk characteristics and cannot be evaluated on a collective basis, the Company evaluates the loan individually. The Company estimates expected credit losses over the loans' contractual terms, adjusted for expected prepayments. The ACL is calculated for loan segments utilizing loan level information and relevant information from internal and external sources related to past events and current conditions. Management has adopted the discounted cash flow ("DCF") methodology for all segments. The Company incorporates a reasonable and supportable forecast using current period national gross domestic product ("GDP") and national unemployment figures. All loan segments are impacted by those factors. Prepayment rates are established for each segment based on historical averages, which management believes is representative of future prepayment activity. Loans that are evaluated individually are not included in the collective analysis. The ACL on loans that are evaluated individually may be estimated based on their expected cash flows, or in the case of loans for which repayment is expected substantially through the operation or sale of collateral when the borrower is experiencing financial difficulty, is measured based on the fair value of the collateral less estimated selling costs.

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

Management's evaluation of the ACL is based on ongoing, quarterly assessments of the known and inherent risks in the loan portfolio. Loss factors are based on the Company's historical loss experience with additional consideration and adjustments made for changes in economic conditions, changes in the amount and composition of the loan portfolio, delinquency rates, changes in collateral values, seasoning of the loan portfolio, duration of the current business cycle, a detailed analysis of individually evaluated loans and other factors deemed appropriate by management. Management also assesses the risk related to the reasonable and supportable forecasts. These factors are evaluated on a quarterly basis. Loss rates used by the Company are affected by changes in these factors from quarter to quarter. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company's ACL and may require the Company to make adjustments to the ACL based on their judgment about information available to them at the time of their examinations.

The following tables set forth information for the three and nine months ended June 30, 2026 and 2025 regarding activity in the ACL by portfolio segment (dollars in thousands):

	Three Months Ended June 30, 2026
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,821	$(285)	$—	$—	$2,536
Multi-family	1,639	(86)	—	—	1,553
Commercial real estate	7,479	409	—	—	7,888
Construction – custom and owner/builder	1,175	324	—	—	1,499
Construction – speculative one- to four-family	181	111	—	—	292
Construction – commercial	257	81	—	—	338
Construction – multi-family	969	484	—	—	1,453
Construction – land development	80	(68)	—	—	12
Land	684	(112)	—	—	572
Consumer loans:
Home equity and second mortgage	452	(88)	—	—	364
Other	51	1	—	1	53
Commercial business loans	2,860	(171)	—	—	2,689
Total	$18,648	$600	$—	$1	$19,249

	Three Months Ended June 30, 2025
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One- to four-family	$2,800	$93	$—	$—	$2,893
Multi-family	1,315	265	—	—	1,580
Commercial real estate	6,983	180	—	—	7,163
Construction – custom and owner/builder	1,217	25	—	—	1,242
Construction – speculative one- to four-family	89	8	—	—	97
Construction – commercial	358	(101)	—	—	257
Construction – multi-family	543	(165)	—	—	378
Construction – land development	375	38	—	—	413
Land	852	(39)	—	—	813
Consumer loans:
Home equity and second mortgage	345	66	—	—	411
Other	33	4	—	1	38
Commercial business loans	2,615	(23)	—	1	2,593
Total	$17,525	$351	$—	$2	$17,878

	Nine Months Ended June 30, 2026
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$2,892	$(356)	$—	$—	$2,536
Multi-family	1,625	(72)	—	—	1,553
Commercial real estate	7,147	741	—	—	7,888
Construction – custom and owner/builder	1,268	231	—	—	1,499
Construction – speculative one- to four-family	112	180	—	—	292
Construction – commercial	348	(10)	—	—	338
Construction – multi-family	400	1,053	—	—	1,453
Construction – land development	412	(400)	—	—	12
Land	797	(225)	—	—	572
Consumer loans:
Home equity and second mortgage	435	(71)	—	—	364
Other	58	(6)	—	1	53
Commercial business loans	2,597	75	—	17	2,689
Total	$18,091	$1,140	$—	$18	$19,249

	Nine Months Ended June 30, 2025
	Beginning Allowance	Provision for (Recapture of) Credit Losses	Charge- Offs	Recoveries	Ending Allowance
Mortgage loans:
One-to four-family	$2,632	$261	$—	$—	$2,893
Multi-family	1,308	272	—	—	1,580
Commercial real estate	6,934	229	—	—	7,163
Construction – custom and owner/builder	1,328	(86)	—	—	1,242
Construction – speculative one-to four-family	128	(31)	—	—	97
Construction – commercial	537	(280)	—	—	257
Construction – multi-family	456	(78)	—	—	378
Construction – land development	335	78	—	—	413
Land	793	20	—	—	813
Consumer loans:
Home equity and second mortgage	348	63	—	—	411
Other	39	2	(4)	1	38
Commercial business loans	2,640	190	(241)	4	2,593
Total	$17,478	$640	$(245)	$5	$17,878

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

The following tables present an analysis of loans by aging category and portfolio segment at June 30, 2026 and September 30, 2025 (dollars in thousands):

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
June 30, 2026
Mortgage loans:
One- to four-family	$—	$—	$1,930	$—	$1,930	$297,991	$299,921
Multi-family	18	—	—	—	18	214,565	214,583
Commercial real estate	—	—	4,534	—	4,534	641,842	646,376
Construction – custom and owner/builder (2)	—	—	—	—	—	68,746	68,746
Construction – speculative one- to four-family (2)	—	—	—	—	—	12,901	12,901
Construction – commercial (2)	—	—	—	—	—	11,906	11,906
Construction – multi-family (2)	—	—	—	—	—	52,300	52,300
Construction – land development (2)	—	—	—	—	—	412	412
Land	—	—	—	—	—	37,416	37,416
Consumer loans:
Home equity and second mortgage	—	—	452	—	452	54,519	54,971
Other	—	—	20	—	20	1,895	1,915
Commercial business loans	—	134	1,620	—	1,754	117,098	118,852
Total	$18	$134	$8,556	$—	$8,708	$1,511,591	$1,520,299
(1) Includes loans past due 90 days or more and other loans classified as non-accrual.
(2) Net of construction LIP.

	30–59 Days Past Due	60-89 Days Past Due	Non- Accrual (1)	Past Due 90 Days or More and Still Accruing	Total Past Due	Current	Total Loans
September 30, 2025
Mortgage loans:
One- to four-family	$—	$210	$1,781	$—	$1,991	$315,700	$317,691
Multi-family	—	—	—	—	—	207,767	207,767
Commercial real estate	—	255	159	—	414	610,278	610,692
Construction – custom and owner/builder (2)	—	—	553	—	553	80,165	80,718
Construction – speculative one- to four-family (2)	—	—	—	—	—	6,923	6,923
Construction – commercial (2)	—	—	—	—	—	15,734	15,734
Construction – multi-family (2)	—	—	—	—	—	18,688	18,688
Construction – land development (2)	—	—	—	—	—	13,536	13,536
Land	—	—	—	—	—	35,952	35,952
Consumer loans:
Home equity and second mortgage	—	411	602	—	1,013	49,466	50,479
Other	—	—	22	—	22	2,012	2,034
Commercial business loans	374	—	1,290	—	1,664	125,273	126,937
SBA PPP loans	—	—	—	—	—	58	58
Total	$374	$876	$4,407	$—	$5,657	$1,481,552	$1,487,209
(1) Includes loans past due 90 days or more and other loans classified as non-accrual.
(2) Net of construction LIP.

At June 30, 2026, the Company had $5.53 million of non-accrual loans with an ACL of $1.03 million and $3.03 million of non-accrual loans with no ACL. The following table is a summary of the amortized cost of collateral dependent non-accrual loans as of June 30, 2026 (in thousands):

	Recorded Investment	Related ACL
Mortgage loans:
One- to four-family	$1,930	$—
Commercial real estate	4,534	480
Consumer loans:
Home equity and second mortgage	452	—
Other	20	20
Commercial business loans	1,620	530
Total	$8,556	$1,030

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

Loan Modifications to Borrowers Experiencing Financial Difficulty

Occasionally, the Company offers modifications of loans to borrowers experiencing financial difficulty by providing principal forgiveness, interest rate reductions, other-than-insignificant payment delays, term extensions or any combination of these. When principal forgiveness is provided, the amount of the forgiveness is charged-off against the ACL for loans. Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is charged-off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL for loans is adjusted by the same amount. The ACL on modified loans is measured using the same credit loss estimation methods used to determine the ACL for all other loans held for investment. These methods incorporate the post-modification of loan terms, as well as defaults and charge-offs associated with historical modified loans.

The following tables present the amortized cost basis of loans that were experiencing financial difficulty and modified during the nine months ended June 30, 2026, by loan class and modification type (dollars in thousands):

	Term Extension
June 30, 2026	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Home Equity and Second Mortgage	$54	0.10%	Loan extended five years.

	Combination - Term Extension and Interest and Payment Modification
June 30, 2026	Amortized Cost Basis	% of Total Loan Type	Financial Effect
Commercial Business Loan	$2	—%	Loan extended 18 months, interest rate increased and loan payment decreased.

All loans modified during the past twelve months are performing according to modified terms.

The following tables present the amortized cost basis of loans that were experiencing financial difficulty and modified during the nine months ended June 30, 2025, by loan class and modification type (dollars in thousands):

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

(5) LEASES

At June 30, 2026, the Company had operating leases for three retail bank branch offices and an administrative office. The Company's leases have remaining terms ranging from three to 24 years, and include options to extend the leases for up to a total of fifteen years. Lease extensions are not certain, and the Company evaluates each lease based on the specific circumstances for the location to determine the probability of exercising the extension in the calculation of ROU assets and lease liabilities.

The components of lease cost (included in the premises and equipment expense category in the consolidated statements of income) for the three and nine months ended June 30, 2026 and 2025 were as follows (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
Lease cost:	2026	2025	2026	2025
Operating lease cost	$147	$87	$404	$284
Short-term lease cost	—	—	—	—
Total lease cost	$147	$87	$404	$284

The following table provides supplemental information related to operating leases at or for the three and nine months ended June 30, 2026 and 2025 (dollars in thousands):

	At or For the Three Months Ended June 30, 2026	At or For the Nine Months Ended June 30, 2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$117	$306
Weighted average remaining lease term-operating leases	14.5 years	14.5 years
Weighted average discount rate-operating leases	4.22%	4.22%

	At or For the Three Months Ended June 30, 2025	At or For the Nine Months Ended June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$84	$252
Weighted average lease term-operating leases	5.5 years	5.5 years
Weighted average discount rate-operating leases	2.35%	2.35%

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

Maturities of operating lease liabilities at June 30, 2026 for future fiscal years are as follows (dollars in thousands):

Remainder of Fiscal 2026	$123
Fiscal 2027	494
Fiscal 2028	504
Fiscal 2029	505
Fiscal 2030	499
Thereafter	4,235
Total lease payments	6,360
Less imputed interest	2,037
Total	$4,323

(6) NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period, without considering any dilutive items.  Nonvested shares of restricted stock are included in the computation of basic earnings per share because the holder has voting rights and participates in non-forfeitable dividends during the vesting period. Diluted net income per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares and common stock equivalents outstanding for items that are dilutive, net of shares assumed to be repurchased using the treasury stock method at the average share price for the Company’s common stock during the period.  Common stock equivalents arise from the assumed exercise of outstanding stock options.

Information regarding the calculation of basic and diluted net income per common share for the three and nine months ended June 30, 2026 and 2025, is as follows (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Basic net income per common share computation
Numerator – net income	$7,720	$7,100	$23,068	$20,715

Denominator – weighted average common shares outstanding	7,805,218	7,893,308	7,855,474	7,929,626

Basic net income per common share	$0.99	$0.90	$2.94	$2.61

Diluted net income per common share computation
Numerator – net income	$7,720	$7,100	$23,068	$20,715

Denominator – weighted average common shares outstanding	7,805,218	7,893,308	7,855,474	7,929,626
Effect of dilutive stock options (1)	50,189	28,454	44,754	33,786
Weighted average common shares outstanding - assuming dilution	7,855,407	7,921,762	7,900,228	7,963,412

Diluted net income per common share	$0.98	$0.90	$2.92	$2.60
____________________________________________
(1) For the three months ended June 30, 2026, all outstanding options were included in the computation of diluted earnings per common share. For the nine months ended June 30, 2026, average options to purchase 273 shares of common stock were outstanding but were not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive. For the three and nine months ended June 30, 2025, average options to purchase 137,720 and 120,049 shares of common stock, respectively, were outstanding but were not included in the computation of diluted earnings per common share because their effect would have been anti-dilutive.

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss) ("AOCI") by component during the three and nine months ended June 30, 2026 and 2025, are as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	Changes in fair value of available for sale securities (1)	Changes in fair value of available for sale securities (1)	Changes in fair value of available for sale securities (1)	Changes in fair value of available for sale securities (1)
Balance of AOCI at the beginning of period	$(350)	$(670)	$(298)	$20
Other comprehensive (loss)	(817)	(105)	(869)	(795)
Balance of AOCI at the end of period	$(1,167)	$(775)	$(1,167)	$(775)
__________________
(1) All amounts are net of income taxes.

(8) STOCK COMPENSATION PLANS

The Company maintains one active stock compensation plan, the 2019 Equity Incentive Plan (the "2019 Plan"). Under the 2019 Plan, the Company may grant options and awards of restricted stock (with or without performance measures) for up to 350,000 shares of common stock, of which 300,000 shares are reserved for issuance to employees and officers, and 50,000 shares are reserved for issuance to directors and directors emeriti. Shares issued under the 2019 Plan may be purchased in the open market or issued from the Company's authorized and unissued shares.  The exercise price of each stock option equals the fair market value of the Company’s common stock on the date of grant. Stock options generally vest in equal annual installments over five years beginning on the first anniversary of the grant date and have a maximum contractual term of ten years. Restricted stock awards typically vest in equal annual installments over a three- or five-year period beginning on the first anniversary of the grant date. At June 30, 2026, 133,135 shares of common stock remained available for further issuance under the 2019 Plan, either as stock options or restricted stock awards.

The Company's 2014 Equity Incentive Plan (the "2014 Plan") expired on January 27, 2025; therefore, no further awards may be granted under the plan. As of June 30, 2026, there were 85,750 options outstanding to purchase shares of common stock that had been previously granted under the 2014 Plan, of which 74,150 were vested and 11,600 were unvested.

Stock option activity for the nine months ended June 30, 2026 and 2025, is summarized as follows:

	Nine Months Ended June 30, 2026		Nine Months Ended June 30, 2025
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Options outstanding, beginning of period	215,530	$26.22	306,240	$25.21
Exercised	(61,680)	25.84	(41,960)	19.47
Forfeited	(1,800)	27.68	(11,300)	28.41
Options outstanding, end of period	152,050	$26.35	252,980	$26.02

The fair value of stock options is determined using the Black-Scholes valuation model.

There were no stock options granted during the nine months ended June 30, 2026 and 2025.

The aggregate intrinsic value of options exercised during the nine months ended June 30, 2026 and 2025 was $747,000 and $487,000, respectively.

At June 30, 2026, there were 33,200 unvested options with an aggregate grant date fair value of $221,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at June 30, 2026 was $567,000.  There were 300 options that vested during the nine months ended June 30, 2026 with a total fair value of $2,056.

At June 30, 2025, there were 69,430 unvested options with an aggregate grant date fair value of $421,000. There were 2,500 options that vested during the nine months ended June 30, 2025 with a total fair value of $16,000.

Additional information regarding options outstanding at June 30, 2026, is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices ($)			Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
15.67	-	19.13	27,150	$16.60	3.3	27,150	$16.60	3.3
26.50	-	27.40	57,525	27.34	5.6	35,325	27.30	5.1
28.23	-	29.69	50,850	28.64	4.1	40,250	28.75	3.8
31.80	-	33.40	16,525	31.90	2.5	16,125	31.86	2.4
			152,050	$26.35	4.4	118,850	$25.96	3.9

The aggregate intrinsic value of options outstanding at June 30, 2026 and 2025, was $2.81 million and $1.33 million, respectively.

As of June 30, 2026, unrecognized compensation cost related to unvested stock options was $127,000, which is expected to be recognized over a weighted average period of 0.92 years.

There were no restricted stock awards granted during the nine months ended June 30, 2026 and 2025.

The following table presents the activity related to restricted stock for the nine months ended June 30, 2026 and 2025:

	Nine Months Ended June 30, 2026		Nine Months Ended June 30, 2025
	Number of Unvested Shares	Weighted Average Grant Date Fair Value	Number of Unvested Shares	Weighted Average Grant Date Fair Value
Restricted stock outstanding beginning of period	70,450	$31.94	49,015	$29.28
Forfeited	(2,280)	29.93	(1,830)	28.70
Vested	—	—	(200)	27.37
Restricted stock outstanding end of period	68,170	$32.00	46,985	$29.31

The fair value of restricted stock awards is equal to the fair value of the Company's stock on the date of the grant. The related stock-based compensation expense is recorded over the requisite service period. At June 30, 2026, unrecognized compensation cost related to unvested restricted stock awards was $1.71 million, which is expected to be recognized over a weighted average period of 2.25 years.

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

The Company had no liabilities measured at fair value on a recurring basis at June 30, 2026 and September 30, 2025. The Company's assets measured at estimated fair value on a recurring basis at June 30, 2026 and September 30, 2025, were as follows (dollars in thousands):

June 30, 2026	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
MBS: U.S. government agencies	$—	$90,484	$—	$90,484
Investments in equity securities
Mutual funds	858	—	—	858
Total	$858	$90,484	$—	$91,342

September 30, 2025	Estimated Fair Value
	Level 1	Level 2	Level 3	Total
Available for sale investment securities
U.S. government securities	$4,968	$—	$—	$4,968
MBS: U.S. government agencies	—	73,272	—	73,272
Investments in equity securities
Mutual funds	864	—	—	864
Total	$5,832	$73,272	$—	$79,104

There were no transfers among Level 1, Level 2 and Level 3 during the nine months ended June 30, 2026 and the year ended September 30, 2025.

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

The following table summarizes the balances of assets measured at estimated fair value on a non-recurring basis at June 30, 2026 and September 30, 2025 (dollars in thousands):

	Estimated Fair Value			Total Estimated
June 30, 2026	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Mortgage loans:
Commercial real estate	$—	$—	$3,830	$3,830
Commercial business loans	—	—	667	667
Total loans	—	—	4,497	4,497
OREO and other repossessed assets	—	—	221	221
Total	$—	$—	$4,718	$4,718

	Estimated Fair Value			Total Estimated
September 30, 2025	Level 1	Level 2	Level 3	Fair Value
Individually evaluated collateral-dependent loans:
Commercial business loans	$—	$—	$177	$177
Total loans	—	—	177	177
OREO and other repossessed assets	—	—	221	221
Total	$—	$—	$398	$398

The following table presents quantitative information about Level 3 inputs for financial instruments measured at fair value on a non-recurring basis as of June 30, 2026 and September 30, 2025:

	Valuation Technique(s)	Significant Unobservable Input(s)	Range
Individually evaluated collateral-dependent loans	Market approach	Appraised value less estimated selling costs	8%

OREO and other repossessed assets	Market approach	Lower of appraised value or listing price less estimated selling costs	8%

GAAP requires disclosure of estimated fair values for certain financial instruments. Such estimates are subjective in nature, and significant judgment is required regarding the risk characteristics of various financial instruments at a discrete point in time. Therefore, such estimates could vary significantly if assumptions regarding uncertain factors were to change. In addition, as the Company normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for certain items that are not defined as financial instruments but which may have significant value. The Company does not believe that it would be practicable to estimate a fair value for these types of items as of June 30, 2026 and September 30, 2025. Because GAAP excludes certain items from fair value disclosure requirements, any aggregation of the fair value amounts presented would not represent the underlying value of the Company. Additionally, the Company uses the exit price notion in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The recorded amounts and estimated fair values of financial instruments were as follows as of June 30, 2026 and September 30, 2025 (dollars in thousands):

	June 30, 2026
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$246,082	$246,082	$246,082	$—	$—
CDs held for investment	7,964	7,964	7,964	—	—
Investment securities	208,071	203,727	54,676	149,051	—
Investments in equity securities	858	858	858	—	—
FHLB stock	1,653	1,653	1,653	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	2,774	2,820	2,820	—	—
Loans receivable, net	1,495,651	1,485,508	—	—	1,485,508
Accrued interest receivable	7,321	7,321	7,321	—	—

Financial liabilities
Certificates of deposit	448,226	447,554	—	—	447,554
FHLB borrowings	10,000	9,997	—	—	9,997
Accrued interest payable	1,790	1,790	1,790	—	—

	September 30, 2025
			Fair Value Measurements Using:
	Recorded Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$243,428	$243,428	$243,428	$—	$—
CDs held for investment	7,217	7,217	7,217	—	—
Investment securities	215,101	210,574	71,870	138,704	—
Investments in equity securities	864	864	864	—	—
FHLB stock	2,045	2,045	2,045	—	—
Other investments	3,000	3,000	3,000	—	—
Loans held for sale	1,127	1,159	1,159	—	—
Loans receivable, net	1,463,590	1,441,850	—	—	1,441,850
Accrued interest receivable	7,393	7,393	7,393	—	—

Financial liabilities
Certificates of deposit	442,521	442,024	—	—	442,024
FHLB borrowings	20,000	20,009	—	—	20,009
Accrued interest payable	1,963	1,963	1,963	—	—

(10) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board ("FASB") issued accounting standard update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU are intended to provide more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income tax paid information. The ASU requires disclosure in the rate reconciliation of specific categories as well as additional information for reconciling items that meet a quantitative threshold. The amendment requires on an annual basis a reconciliation broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity should apply the amendments in this ASU on a prospective basis. The Company will adopt ASU 2023-09 in its annual consolidated financial statements for the fiscal year ending September 30, 2026. The adoption of this ASU is expected to affect disclosure requirements only.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement (Subtopic 220-40): Income Statement-Reporting Comprehensive Income-Expense Disaggregations Disclosures: Clarifying the Effective Date. The amendments in this ASU amend the effective date for ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU 2025-01 is permitted.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326) Purchased Loans. The ASU expands the use of the gross-up method for accounting for certain acquired loans, specifically purchased seasoned loans ("PSLs"). This method allows entities to recognize an allowance for credit losses at the acquisition date, which results in the asset's amortized cost basis. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company does not expect this ASU to impact the Company's consolidated financial statements.

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

(11) REVENUE FROM CONTRACTS WITH CUSTOMERS

ASU 2014-09 Revenue from Contracts with Customers ("ASC 606") applies to all contracts with customers to provide goods or services in the ordinary course of business, except for contracts that are specifically excluded from its scope. The majority of the Company's revenues are composed of interest income, deferred loan fee accretion, premium/discount accretion, gains on sales of loans and investments, BOLI net earnings, servicing income on loans sold and other loan fee income, which are not within the scope of ASC 606. Revenue reported as service charges on deposits, ATM and debit card interchange transaction fees, non-deposit investment fees and escrow fees are within the scope of ASC 606. All of the Company's revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income with the exception of gains on sales of OREO and gains on sales/disposition of premises and equipment, which are included in non-interest expense. For the three months ended June 30, 2026, the Company recognized $956,000 in service charges on deposits, $1.19 million in ATM and debit card interchange transaction fees, $42,000 in escrow fees, and $17,000 in fee income from non-deposit investment sales included in "Other, net" in non-interest income on the consolidated statement of income, all considered within the scope of ASC 606. For the nine months ended June 30, 2026, the Company recognized $2.88 million in service charges on deposits, $3.52 million in ATM and debit card interchange transaction fees, $94,000 in escrow fees, and $53,000 in fee income from non-

deposit investment sales included in "Other, net" in non-interest income on the consolidated statement of income, all considered within the scope of ASC 606. For the three months ended June 30, 2025, the Company recognized $966,000 in service charges on deposits, $1.26 million in ATM and debit card interchange transaction fees, $32,000 in escrow fees, and $9,000 in fee income from non-deposit investment sales. For the nine months ended June 30, 2025, the Company recognized $2.92 million in service charges on deposits, $3.71 million in ATM and debit card interchange transaction fees, $66,000 in escrow fees, and $12,000 in fee income from non-deposit investment sales.

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

A summary of the Company's commitments at June 30, 2026 and 2025, are listed below (in thousands):

	June 30, 2026	June 30, 2025
Undisbursed portion of construction loans in process (see Note 4)	$100,275	$76,272
Undisbursed lines of credit	123,495	125,623
Commitments to extend credit	41,303	35,233
	$265,073	$237,128

The Company maintains a separate ACL related to unfunded loan commitments. Management estimates the amount of expected losses related to unfunded, off-balance sheet commitments over the contractual period in which there is exposure to credit risk from a contractual obligation to extend credit, unless the Company has determined that obligation is unconditionally cancellable. The methodology for calculating the ACL on unfunded loan commitments is similar to the methodology for calculating the ACL on loans but also includes an estimate of the future utilization of the commitment as determined by historical utilization. Credit risk associated with the unfunded commitments is consistent with the loss ratio for each loan segment within the ACL for loans. The ACL on unfunded commitments is recognized in other liabilities and accrued expenses in the consolidated balance sheets and is adjusted as a provision for (recapture of) credit losses on the consolidated income statements. The ACL on unfunded loan commitments totaled $295,000 and $413,000 at June 30, 2026 and 2025, respectively

The following table sets forth information for the three and nine months ended June 30, 2026 and 2025, regarding activity in the ACL on unfunded loan commitments (dollars in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Beginning ACL	$386	$320
Provision for (recapture of) credit losses	(91)	93
Ending ACL	$295	$413

ACL	Nine Months Ended June 30, 2026	Nine Months Ended June 30, 2025
Beginning ACL	$432	$327
Provision for (recapture of) credit losses	(137)	86	*
Ending ACL	$295	$413
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the consolidated financial statements and accompanying notes to the consolidated financial statements contained in Item 1 of this Form 10-Q. The following analysis discusses the material changes in the consolidated financial condition and results of operations of the Company at and for the three and nine months ended June 30, 2026.

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
•the ability to adapt to rapid technological changes, including advancements related to artificial intelligence (“AI”), the use of AI models in credit decisioning, customer service, and operations, including risks of model error, bias, regulatory scrutiny under fair lending laws, and third-party AI dependencies, digital banking platforms, and cybersecurity;
•risk associated with the evolving regulatory and market environment for digital assets and cryptocurrency, including potential impacts on customer behavior, deposit flows, and our ability to offer or support related products or services;
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
•changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Public Company Accounting Oversight Board or the FASB;
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

Overview

Timberland Bancorp, Inc., a Washington corporation, is the holding company for Timberland Bank. The Bank opened for business in 1915 and serves consumers and businesses across Grays Harbor, Thurston, Pierce, King, Kitsap and Lewis counties, Washington with a full range of lending and deposit services through its 24 offices (including its main office in Hoquiam). At June 30, 2026, the Company had total assets of $2.06 billion, net loans receivable of $1.50 billion, total deposits of $1.76 billion and total shareholders’ equity of $273.21 million.  The Company's business activities generally are limited to passive investment activities and oversight of its investment in the Bank. Accordingly, the information set forth in this report, including the unaudited consolidated financial statements and related data, relates primarily to the Bank's operations.

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

During the nine months ended June 30, 2026, interest rate trends were influenced by monetary policy actions taken by the Federal Open Market Committee (“FOMC”) of the Federal Reserve. In the second half of calendar year 2025, the FOMC reduced the target range for the federal funds rate three times, most recently to a range of 3.50% to 3.75% in December 2025. Despite the decline in market rates, net interest income improved for both the three and nine months ended June 30, 2026 compared to the prior year periods, primarily due to higher loan yields, growth in average loan balances, and lower funding costs. The decline in interest-bearing liability costs more than offset the impact of lower yields on certain interest-earning assets during the three months ended June 30, 2026, while asset yields remained relatively stable during the nine months ended June 30, 2026. As a result, NIM increased modestly for the three months ended June 30, 2026 and improved more significantly for the nine months then ended, reflecting improved funding costs and continued growth in the average balance of the loan portfolio.

The provision for (recapture of) credit losses on loans is dependent on changes in the loan portfolio and management’s assessment of the collectability of the loan portfolio as well as prevailing economic and market conditions.  The ACL on loans reflects the amount that management has determined is adequate to cover expected credit losses in the loan portfolio. As the loan portfolio increases, or due to an increase in expected credit losses inherent in the loan portfolio, the ACL may increase, resulting in an increase in the provision for credit losses and a decrease to net income. Improvement in loan risk ratings, increases in collateral values, or receipts of recoveries of amounts previously charged off may partially or fully offset any required increases to the ACL on loans due to loan growth or an increase in the probable expected credit losses. The Company recorded a provision for credit losses on loans of $600,000 and $1.14 million for the three and nine months ended June 30, 2026 compared to a provision for credit losses on loans of $351,000 and $640,000 for the three and nine months ended June 30, 2025.

Net income is also impacted by levels of non-interest income and non-interest expense. For the three and nine months ended June 30, 2026, non-interest income consisted primarily of service charges on deposit accounts, gain on sales of loans, ATM and debit card interchange transaction fees, BOLI net earnings, servicing income on loans sold, escrow fees and other operating income. Non-interest income may also be affected by net recoveries on investment securities and the reversal of previously recognized OTTI losses, if applicable. Additionally, it is reduced by valuation allowances on loan servicing rights and increased by recoveries of such allowances, when recognized. Non-interest expense for the same periods primarily included salaries and employee benefits, premises and equipment costs, advertising, ATM and debit card interchange transaction expense, postage and courier expenses, state and local taxes, professional fees, FDIC insurance premiums, loan administration and foreclosure-related expenses, technology and communications expenses, deposit operation expenses, amortization of CDI, and other general operating expenses. In certain periods, non-interest expense may be offset by gains on the sale of premises and equipment or OREO. Both non-interest income and non-interest expense are influenced by the Company’s overall growth, business activities, and operating environment.

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

Comparison of Financial Condition at June 30, 2026 and September 30, 2025

General: Total assets increased by $48.05 million, or 2.4%, to $2.06 billion at June 30, 2026 from $2.01 billion at September 30, 2025.  The increase was primarily due to increases in net loans receivable and BOLI, funded mainly by increased deposits. This increase was partially offset by decreases in investment securities.

Net loans receivable increased by $32.06 million, or 2.2%, to $1.50 billion at June 30, 2026 from $1.46 billion at September 30, 2025, primarily due to increases in the multi-family construction, commercial real estate and speculative one- to four-family construction loan categories. These increases were partially offset by decreases in the one- to four-family, owner/builder and custom construction, land development, commercial construction and commercial business loan categories.

Total deposits increased by $46.91 million, or 2.7%, to $1.76 billion at June 30, 2026 from $1.72 billion at September 30, 2025, primarily due to increases in money market and NOW checking account balances. These increases were partially offset by decreases in non-interest bearing deposit and savings account balances.

Shareholders’ equity increased by $10.59 million, or 4.0%, to $273.21 million at June 30, 2026 from $262.61 million at September 30, 2025.  The increase was primarily due to net income earned during the current period, partially offset by the payment of dividends to common shareholders, and repurchases of common stock during the nine months ended June 30, 2026.

A more detailed explanation of the changes in significant balance sheet categories follows:

Cash and Cash Equivalents and CDs Held for Investment: Cash and cash equivalents and CDs held for investment increased by $3.40 million, or 1.4%, to $254.05 million at June 30, 2026 from $250.64 million at September 30, 2025. The increase was due to a $2.65 million increase in cash and cash equivalents, resulting primarily from maturities, prepayments and scheduled amortizations of investment securities, loan payoffs and net deposit inflows during the period and a $747,000 increase in CDs held for investment.

Investment Securities:  Investment securities (including investments in equity securities) decreased by $7.04 million, or 3.3%, to $208.93 million at June 30, 2026 from $215.97 million at September 30, 2025. This decrease was primarily due to maturities, prepayments and scheduled amortizations which was partially offset by the purchase of $31.82 million of new securities. For additional information on investment securities, see Note 2 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

FHLB Stock: FHLB stock decreased to $1.65 million at June 30, 2026 from $2.05 million at September 30, 2025. The decrease was due to a decrease in the amount of activity based stock required as outstanding advances have paid off. This decrease was partially offset by an increase due to FHLB's required annual share assessment, which is based on total assets.

Other Investments: Other investments, consisting solely of the Company's investment in the Solomon Hess SBA Loan Fund LLC, remained unchanged at $3.00 million at both June 30, 2026 and September 30, 2025. This investment is utilized to help satisfy compliance with the Bank's Community Reinvestment Act investment test requirements.

Loans: Net loans receivable increased by $32.06 million, or 2.2%, to $1.50 billion at June 30, 2026 from $1.46 billion at September 30, 2025.  The increase was primarily due to a $45.61 million increase in multi-family construction, a $35.68 million increase in commercial real estate, a $17.70 million increase in speculative one- to four- family construction and a $6.82 million increase in multi-family loans. These increases were partially offset by a $17.77 million decrease in one- to four- family, a $17.04 million decrease in owner/builder and custom construction, a $14.79 million decrease in land development, an $8.83 million decrease in commercial construction, an $8.09 million decrease in commercial business and smaller net changes in other loan categories.

Loan originations increased by $67.04 million, or 31.80%, to $277.85 million for the nine months ended June 30, 2026 from $210.81 million for the nine months ended June 30, 2025.  The increase was primarily due to increases in originations of construction, commercial real estate, multi-family, consumer, commercial business and one- to four-family loans. These increases were partially offset by decreases in land loan originations.

The Company generally sells longer-term fixed-rate one- to four-family mortgage loans for asset liability management purposes and to generate non-interest income. Sales of fixed-rate one- to four-family loans increased by $9.25 million, or 68.0%, to $22.85 million for the nine months ended June 30, 2026 from $13.60 million for the nine months ended June 30, 2025, primarily due to an increase in one- to four-family construction loans refinancing to permanent loans and being sold into the secondary market.

For additional information on loans, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Premises and Equipment:  Premises and equipment increased by $465,000, or 2.1%, to $22.15 million at June 30, 2026 from $21.68 million at September 30, 2025.  The increase reflects capitalized additions related to the University Place branch which opened in January 2026 and facility improvements and equipment purchases for other locations during the period, which were offset by scheduled depreciation expense.

OREO (Other Real Estate Owned):  At June 30, 2026 and September 30, 2025, total OREO and other repossessed assets consisted of one commercial real estate property with a value of $221,000 and one land parcel with no recorded value.

BOLI (Bank Owned Life Insurance): BOLI increased by $15.56 million, or 71.3%, to $37.39 million at June 30, 2026 from $21.83 million at September 30, 2025. The increase was primarily due to $15.00 million in additional BOLI policies purchased and to a lesser extent net BOLI earnings, representing the increase in the cash surrender value of the BOLI policies.

Goodwill and CDI:  The recorded amount of goodwill remained unchanged at $15.13 million at both June 30, 2026 and September 30, 2025. CDI decreased by $102,000, or 37.6%, to $169,000 at June 30, 2026 from $271,000 at September 30, 2025 due to scheduled amortization. For additional information on goodwill and CDI, see Note 3 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Loan Servicing Rights, Net: Loan servicing rights, net decreased by $207,000, or 25.4%, to $608,000 at June 30, 2026 from $815,000 at September 30, 2025 primarily due to the amortization of servicing rights, which exceeded additions from new loan sale activity during the period. The principal amount of loans serviced for Freddie Mac and the U.S. Small Business Administration decreased by $8.40 million to $348.61 million at June 30, 2026 from $357.01 million at September 30, 2025.

Operating Lease Right-of-Use Assets: Operating lease ROU assets increased by $1.17 million, or 39.8% to $4.12 million at June 30, 2026. The increase was primarily due to the addition of an operating lease for the University Place branch that opened in January 2026 and extensions of the Downtown Lacey branch and the Puyallup credit administration leases.

Other Assets: Other assets increased $1.55 million, or 25.4% to $7.66 million at June 30, 2026 from $6.11 million at September 30, 2025. This was mainly due to a $788,000 increase in total prepaid expenses and a $297,000 increase in the debit card processing prefund amount, as well as increases in other miscellaneous asset balances.

Deposits: Deposits increased by $46.91 million, or 2.7%, to $1.76 billion at June 30, 2026 from $1.72 billion at September 30, 2025. The increase was primarily due to a $35.22 million increase in money market account balances and a $28.88 million increase in NOW checking account balances, and a $7.07 million increase in certificate of deposits under $250,000. These increases were partially offset by a $19.72 million decrease in non-interest bearing demand account balances. The change in deposit balances and mix reflects continued competitive pricing pressures in the current interest rate environment.

At June 30, 2026, the loan-to-deposit ratio was approximately 84.81%, compared to 85.26% at September 30, 2025, reflecting continued disciplined loan growth largely funded by core deposit activity. Management continues to monitor deposit pricing and mix in the context of liquidity management and efforts to support net interest income and profitability.

Deposits consisted of the following at June 30, 2026 and September 30, 2025 (dollars in thousands):

	June 30, 2026		September 30, 2025
	Amount	Percent	Amount	Percent
Non-interest-bearing demand	$410,967	23.3%	$430,685	25.1%
NOW checking	374,476	21.2	345,599	20.1
Savings	198,505	11.3	201,678	11.7
Money market	331,375	18.8	296,152	17.3
Certificates of deposit under $250	263,668	14.9	256,597	14.9
Certificates of deposit $250 and over	144,209	8.2	142,813	8.3
Certificates of deposit - brokered	40,349	2.3	43,111	2.6
Total	$1,763,549	100.0%	$1,716,635	100.0%

FHLB Borrowings: The Company has short- and long-term borrowing lines with the FHLB with total credit available on the lines equal to 45% of the Bank's total assets, limited by available collateral. FHLB borrowings were $10.00 million at June 30, 2026 and $20.00 million at September 30, 2025. The borrowings at June 30, 2026 consist of one $5.00 million borrowing maturing in August 2026 with an interest rate of 4.03% and one $5.00 million borrowing maturing in November 2026 with an interest rate of 3.87%. The borrowings at September 30, 2025 consisted of three borrowings: two totaling $15.00 million with scheduled maturities in May 2026, both bearing interest at 3.95%, and one $5.00 million borrowing maturing in August 2026 with an interest rate of 4.03%.

Operating Lease Liabilities: Operating lease liabilities increased $1.25 million or 40.5% to $4.32 million at June 30, 2026, primarily due to the addition of an operating lease for the University Place branch that opened in January 2026 and extensions of the Downtown Lacey branch and Puyallup credit administration leases.

Shareholders’ Equity:  Total shareholders’ equity increased by $10.59 million, or 4.0%, to $273.21 million at June 30, 2026 from $262.61 million at September 30, 2025.  The increase was primarily due to net income of $23.07 million and $2.13 million related to stock-based compensation and equity award activity. This increase was partially offset by dividend payments to common shareholders of $6.77 million and the repurchase of 179,303 shares of the Company's common stock for $6.97 million, net of tax and an increase in accumulated other comprehensive loss of $869,000.

Asset Quality and Commercial Real Estate Portfolio Breakdown:

Non-performing assets to total assets were 0.43% and 0.23% at June 30, 2026 and September 30, 2025, respectively. Non-performing assets increased by $4.14 million, or 88.8%, to $8.81 million at June 30, 2026 from $4.66 million at September 30, 2025. The increase was primarily due to a $4.15 million increase in non-accrual loans. The increase in non-accrual loans was primarily driven by a $4.37 million increase in the commercial real estate portfolio, reflecting the addition of a $4.31 million hotel/motel relationship placed on non-accrual status during the period, along with a $330,000 increase in commercial business and a $149,000 increase in one- to four- family loans. These increases were partially offset by a $553,000 decrease in custom and owner/builder construction and a $150,000 decrease in the home equity and second mortgage portfolio.

Substandard loans decreased $24.14 million to $8.66 million at June 30, 2026 from $32.81 million at September 30, 2025. As of June 30, 2026, substandard loans represented 0.58% of net loans receivable. The decrease is primarily the result of the largest substandard loan that was secured by a land development project paying off during the period and the second largest substandard loan that was secured by an apartment property being upgraded.

The following table sets forth information with respect to the Company’s non-performing assets at June 30, 2026 and September 30, 2025 (dollars in thousands):

	June 30, 2026	September 30, 2025
Loans accounted for on a non-accrual basis:
Mortgage loans:
One- to four-family (1)	$1,930	$1,781
Commercial real estate	4,534	159
Construction – custom and owner/builder	—	553
Consumer loans:
Home equity and second mortgage	452	602
Other	20	22
Commercial business loans	1,620	1,290
Total loans accounted for on a non-accrual basis	8,556	4,407

Accruing loans which are contractually past due 90 days or more	—	—

Total of non-accrual and 90 days or more past due loans	8,556	4,407

Non-accrual investment securities	29	35

OREO and other repossessed assets, net	221	221
Total non-performing assets	$8,806	$4,663

Non-accrual and 90 days or more past due loans as a percentage of loans receivable	0.56%	0.30%

Non-accrual and 90 days or more past due loans as a percentage of total assets	0.42%	0.22%

Non-performing assets as a percentage of total assets	0.43%	0.23%

Loans receivable (2)	$1,514,900	$1,481,681

Total assets	$2,060,826	$2,012,779
___________________________________
(1) At both June 30, 2026 and September 30, 2025 there was a single one- to four-family property in the process of foreclosure.
(2)  Does not include loans held for sale. Loan balances are before any reduction of the ACL.

The CRE portfolio increased $35.68 million, or 5.84% from September 30, 2025, primarily due to increases in industrial warehouse, office building, and hotel/motel loans. At June 30, 2026, CRE loans represented 39.9% of the total loan portfolio compared to 38.7% at September 30, 2025.

The following tables provide a breakdown of commercial real estate ("CRE") loans by collateral types as of June 30, 2026 and September 30, 2025:

CRE Loan Portfolio Breakdown by Collateral at June 30, 2026
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$146,809	22.7%	9.1%	$1,425	$—
Medical/dental offices	82,696	12.8	5.1	1,216	224
Office buildings	74,252	11.5	4.6	863	—
Other retail buildings	55,677	8.6	3.4	619	—
Hotel/motel	41,450	6.4	2.6	2,763	4,310
Mini-storage	38,190	5.9	2.3	1,469	—
Gas stations/convenience stores	27,769	4.3	1.7	1,028	—
Restaurants	27,660	4.3	1.7	576	—
Nursing homes	13,746	2.2	0.9	1,963	—
Churches	13,710	2.1	0.9	979	—
Shopping centers	10,216	1.6	0.6	1,703	—
Mobile home parks	9,255	1.4	0.6	441	—
Other	104,946	16.2	6.4	795	—
Total CRE	$646,376	100.0%	39.9%	$1,005	$4,534

CRE Loan Portfolio Breakdown by Collateral at September 30, 2025
($ in thousands)
Collateral Type	Balance	Percent of CRE Portfolio	Percent of Total Loan Portfolio	Average Balance per Loan	Non-Accrual
Industrial warehouse	$129,815	21.3%	8.2%	$1,311	$159
Medical/dental offices	81,831	13.4	5.2	1,240	—
Office buildings	67,840	11.1	4.3	817	—
Other retail buildings	54,497	8.9	3.5	599	—
Mini-storage	38,291	6.3	2.4	1,532	—
Hotel/motel	31,345	5.1	2.0	2,612	—
Restaurants	28,703	4.7	1.8	586	—
Gas stations/convenience stores	25,597	4.2	1.6	1,024	—
Churches	14,410	2.4	0.9	901	—
Nursing homes	13,456	2.2	0.9	2,243	—
Shopping centers	10,436	1.7	0.7	1,739	—
Mobile home parks	9,174	1.5	0.6	417	—
Other	105,297	17.2	6.6	774	—
Total CRE	$610,692	100.0%	38.7%	$960	$159

Comparison of Operating Results for the Three and Nine Months Ended June 30, 2026 and 2025

Net income increased by $620,000, or 8.7%, to $7.72 million for the quarter ended June 30, 2026 from $7.10 million for the quarter ended June 30, 2025. Net income per diluted common share increased by $0.08, or 8.9%, to $0.98 for the quarter ended June 30, 2026 from $0.90 for the quarter ended June 30, 2025. The increases in net income and diluted earnings per share for the three months ended June 30, 2026, were primarily due to a $1.18 million increase in net interest income and a $113,000 increase in non-interest income. These increases were partially offset by a $471,000 increase in non-interest expense, a $138,000 increase in provision for income taxes and a $68,000 increase in provision for credit losses.

Net income increased by $2.35 million, or 11.4%, to $23.07 million for the nine months ended June 30, 2026 from $20.72 million for the nine months ended June 30, 2025. Net earnings per diluted common share increased by $0.32, or 12.3%, to $2.92 for the nine months ended June 30, 2026 from $2.60 for the nine months ended June 30, 2025. The increases in net income and net earnings per diluted common share were due to a $4.19 million increase in net interest income and a $301,000 increase in non-interest income. These increases were partially offset by a $1.30 million increase in non-interest expense, a $559,000 increase in provision for income taxes and a $284,000 increase in provision for credit losses.

Net Interest Income: Net interest income increased by $1.18 million, or 6.7%, to $18.81 million for the quarter ended June 30, 2026 from $17.62 million for the quarter ended June 30, 2025. This increase was primarily due to a $95.60 million increase in average interest-earning assets and a 16 basis point decrease in the average cost of interest bearing liabilities to 2.33% for the quarter ended June 30, 2026 from 2.49% for the quarter ended June 30, 2025. These benefits were partially offset by a three basis point decrease in yield on interest-earning assets to 5.47% for the quarter ended June 30, 2026 from 5.50% for the quarter ended June 30, 2025, and a $79.69 million increase in average interest-bearing liabilities.

Total interest and dividend income increased by $1.13 million, or 4.4%, to $26.67 million for the quarter ended June 30, 2026 from $25.54 million for the quarter ended June 30, 2025. The increase was primarily due to a $39.56 million increase in average loan balances and a 12 basis point improvement in loan yields. The improvement on loan yields reflects continued asset repricing, partially offset by a $19.11 million decrease in the average balance of investment securities. Prepayment penalties, non-accrual interest and late fees totaled $84,000 for the quarter ended June 30, 2026 compared to $102,000 in the prior year quarter. Interest income on deposits in banks and CDs increased $357,000 due to an $75.15 million increase in average balances, partially offset by a 75 basis point decline in yields reflecting lower short-term interest rates. These increases were partially offset by a $276,000 decrease in investment securities income driven by both a $19.11 million decrease in average balance and a 18 basis point decline in yields.

Total interest expense decreased by $57,000, or 0.7%, to $7.87 million for the quarter ended June 30, 2026 from $7.92 million for the quarter ended June 30, 2025. The decrease was primarily due to a 16 basis point decrease in average cost of interest-bearing liabilities to 2.33% for the quarter ended June 30, 2026 from 2.49% for the quarter ended June 30, 2025. This was partially offset by a $7.69 million increase in the average balance of interest-bearing liabilities. The lower funding costs reflect repricing of money market accounts and certificates of deposit in response to changes in market interest rates, partially offset by higher rates on NOW checking accounts. Average balances of CDs, NOW checking accounts and money market accounts increased, while brokered CD and savings account balances declined, reducing higher-cost wholesale funding and reflecting a continued shift toward core deposit funding.

As a result of changes above, NIM increased five basis points to 3.85% for the quarter ended June 30, 2026 from 3.80% for the quarter ended June 30, 2025. The improvement reflects the impact of Federal Reserve rate reductions, which drove a 16 basis point decline in funding costs, more than offsetting a three basis point decrease in asset yields as the effect of lower market rates outpaced the benefit from the increase in average loan balances and repricing of adjustable-rate loans.

Net interest income increased by $4.19 million, or 8.1%, to $56.00 million for the nine months ended June 30, 2026 from $51.81 million for the nine months ended June 30, 2025. This increase was primarily due to a $99.58 million increase in average interest-earning assets. These increases were partially offset by a $77.73 million increase in average interest-bearing liabilities, and a 15 basis point decrease in the average cost of interest-bearing liabilities to 2.38% for the nine months ended June 30, 2026 from 2.53% for the nine months ended June 30, 2025 largely offsetting the impact of the increased liability balances.

Total interest and dividend income increased $4.16 million, or 5.5%, to $79.82 million for the nine months ended June 30, 2026 from $75.67 million for the nine months ended June 30, 2025. The increase was primarily due to a $39.37 million increase in average loan balances and a 17 basis point improvement in loan yields to 6.04% for the nine months ended June 30, 2026. The improvement in loan yields reflects continued asset repricing of adjustable-rate loans, supported by $431,000 in prepayment penalties, non-accrual interest and late fees compared to $510,000 in the prior year period. Interest income on deposits in banks and CDs increased $1.39 million due to an $82.65 million increase in average balances, partially offset by a 75 basis point decline in yields to 3.80% for the nine months ended June 30, 2026 from 4.55% for the nine months ended June 30, 2025, reflecting lower short-term interest rates. These increases were partially offset by a $792,000 decrease in interest income earned on investment securities due to a $22.38 million decrease in average balances and a 12 basis point decrease in yield.

Total interest expense decreased by $39,000, or 0.2%, to $23.82 million for the nine months ended June 30, 2026 from $23.86 million for the nine months ended June 30, 2025. The decrease was primarily due to a 15 basis point decrease in the average cost of liabilities to 2.38% for the nine months ended June 30, 2026 from 2.53% for the nine months ended June 30, 2025. This decrease was partially offset by a $77.73 million increase in the average balance of interest-bearing liabilities. The lower funding costs reflect repricing of money market accounts and certificates of deposit in response to Federal Reserve rate reductions during the period, partially offset by higher rates on NOW checking accounts. Average balances of retail CDs, NOW checking accounts and money market accounts increased, while brokered CD and savings account balances declined, reducing higher-cost wholesale funding and reflecting a continued shift toward core deposit funding.

Net interest margin expanded 10 basis points to 3.84% for the nine months ended June 30, 2026 from 3.74% for the nine months ended June 30, 2025. The improvement reflects a 15 basis point decline in funding costs driven primarily by repricing of money market accounts and CDs following changes in market interest rates (including three reductions in the target federal funds rate by the FOMC in the second half of calendar year 2025, to a range of 3.50% to 3.75% in December 2025) partially offset by higher rates on NOW checking accounts. The improvement also reflects higher loan yields and growth in average loan balances.

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

	Three Months Ended June 30,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,489,910	$22,457	6.04%	$1,450,350	$21,411	5.92%
Investment securities (2)	207,484	1,800	3.48	226,375	2,064	3.66
Dividends from mutual funds, FHLB stock and other investments	5,677	71	5.02	5,897	83	5.65
Interest-bearing deposits in banks and CDs	254,034	2,343	3.70	178,887	1,986	4.45
Total interest-earning assets	1,957,105	26,671	5.47	1,861,509	25,544	5.50
Non-interest-earning assets	86,893			79,715
Total assets	$2,043,998			$1,941,224

Interest-bearing liabilities:
NOW checking	$360,166	1,312	1.46	$333,074	1,151	1.39
Money market	337,150	2,318	2.76	304,526	2,398	3.16
Savings	197,959	133	0.27	205,592	177	0.35
Certificates of deposit	405,958	3,556	3.51	363,342	3,417	3.77
Brokered CDs	39,389	409	4.16	48,028	578	4.83
Short-term borrowings	13,629	137	4.02	8,794	102	4.65
Long-term borrowings	—	—	—	11,209	99	3.54
Total interest-bearing liabilities	1,354,251	7,865	2.33	1,274,565	7,922	2.49
Non-interest-bearing deposits	406,444			402,717
Other liabilities	12,113			10,265
Total liabilities	1,772,808			1,687,547
Shareholders' equity	271,190			253,677
Total liabilities and
shareholders' equity	$2,043,998			$1,941,224

Net interest income		$18,806			$17,622
Interest rate spread			3.14%			3.01%
Net interest margin (3)			3.85%			3.80%
Ratio of average interest-earning assets to average interest- bearing liabilities			144.52%			146.05%
_______________
(1)Does not include interest on loans on non-accrual status. Includes loans held for sale. Amortized net deferred loan fees, late fees, extension fees, prepayment penalties, and the accretion of the fair value discount on loans are included with interest and dividends.
(2)Average balances include loans and investment securities on non-accrual status.
(3)Net interest income divided by total average interest-earning assets, annualized.

	Nine Months Ended June 30,
	2026			2025
	Average Balance	Interest and Dividends	Yield/ Cost	Average Balance	Interest and Dividends	Yield/ Cost
Interest-earning assets:
Loans receivable (1)(2)	$1,480,873	$66,924	6.04%	$1,441,506	$63,339	5.87%
Investment securities (2)	209,129	5,413	3.46	231,510	6,205	3.58
Dividends from mutual funds, FHLB stock and other investments	5,836	229	5.25	5,890	252	5.70
Interest-bearing deposits in banks and CDs	255,243	7,255	3.80	172,591	5,870	4.55
Total interest-earning assets	1,951,081	79,821	5.47	1,851,497	75,666	5.46
Non-interest-earning assets	81,696			77,595
Total assets	$2,032,777			$1,929,092

Interest-bearing liabilities:
NOW checking	$364,563	4,184	1.53	$329,883	3,364	1.36
Money market	317,944	6,597	2.77	311,762	7,597	3.26
Savings	197,796	420	0.28	205,764	461	0.30
Certificates of deposit	402,415	10,843	3.60	346,313	10,077	3.89
Brokered CDs	39,028	1,240	4.25	48,169	1,760	4.89
Short-term borrowings	17,876	538	4.02	2,932	102	4.65
Long-term borrowings	—	—	—	17,070	500	3.92
Total interest-bearing liabilities	1,339,622	23,822	2.38	1,261,893	23,861	2.53
Non-interest-bearing deposits	412,354			406,906
Other liabilities	12,384			10,158
Total liabilities	1,764,360			1,678,957
Shareholders' equity	268,417			250,135
Total liabilities and
shareholders' equity	$2,032,777			$1,929,092

Net interest income		$55,999			$51,805

Interest rate spread			3.09%			2.93%
Net interest margin (3)			3.84%			3.74%
Ratio of average interest-earning assets to average interest- bearing liabilities			145.64%			146.72%

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

	Three months ended June 30, 2026 compared to three months ended June 30, 2025 increase (decrease) due to			Nine months ended June 30, 2026 compared to nine months ended June 30, 2025 increase (decrease) due to
	Rate	Volume	Net Change	Rate	Volume	Net Change
Interest-earning assets:
Loans receivable and loans held for sale	$455	$591	$1,046	$1,831	$1,754	$3,585
Investment securities	(97)	(167)	(264)	(207)	(585)	(792)
Dividends from mutual funds, FHLB stock and other investments	(9)	(3)	(12)	(21)	(2)	(23)
Interest-bearing deposits in banks and CDs	(377)	734	357	(29,181)	30,566	1,385
Total net increase (decrease) in income on interest-earning assets	(28)	1,155	1,127	(27,578)	31,733	4,155

Interest-bearing liabilities:
NOW checking	65	96	161	748	72	820
Money market	(323)	243	(80)	(1,078)	78	(1,000)
Savings	(38)	(6)	(44)	(39)	(2)	(41)
Certificates of deposit	(348)	318	(30)	(296)	542	246
Short-term FHLB borrowings	(15)	50	35	3	433	436
Long-term borrowings	(50)	(49)	(99)	(250)	(250)	(500)
Total net increase (decrease) in expense on interest-bearing liabilities	(709)	652	(57)	(912)	873	(39)

Net increase (decrease) in net interest income	$681	$503	$1,184	$(26,666)	$30,860	$4,194

Provision for Credit Losses: A $508,000 provision for credit losses was recorded for the quarter ended June 30, 2026, consisting of a $600,000 provision for credit losses on loans, a $1,000 recapture of credit losses on investment securities and a $91,000 recapture of credit losses on unfunded commitments. The provision for credit losses on loans was primarily due to loan growth during the quarter and changes in the risk profile of the loan portfolio. A $440,000 provision for credit losses was recorded for the quarter ended June 30, 2025, consisting of a $351,000 provision for credit losses on loans, a $4,000 recapture of credit losses on investment securities and a $93,000 provision for credit losses on unfunded commitments.

We recorded a $997,000 provision for credit losses for the nine months ended June 30, 2026, consisting of a $1.14 million provision for credit losses on loans primarily due to loan growth and changes in the risk profile of the loan porfolio, a $6,000 recapture of credit losses on investment securities which was primarily due to maturities and principal repayments, and a $137,000 recapture of credit losses on unfunded loan commitments which was primarily due to a decrease in the amounts of unfunded loans. A $713,000 provision for credit losses was recorded for the nine months ended June 30, 2025, consisting of a $640,000 provision for credit losses on loans, a $14,000 recapture of credit losses on investment securities, and an $87,000 provision for credit losses on unfunded loan commitments.

For the quarter ended June 30, 2026, there were net recoveries of $1,000 compared to net recoveries of $2,000 for the quarter ended June 30, 2025. For the nine months ended June 30, 2026, there were net recoveries of $18,000 compared to net charge-offs of $240,000 for the nine months ended June 30, 2025. Non-accrual loans increased by $4.15 million, or 94.1%, to $8.56 million at June 30, 2026 from $4.41 million at September 30, 2025, and increased by $4.71 million, or 122.6%, from $3.84 million at June 30, 2025. Total delinquent loans (past due 30 days or more) and non-accrual loans increased by $3.05 million, or 53.9%, to $8.71 million at June 30, 2026, from $5.66 million at September 30, 2025 and increased by $2.54 million, or 41.1%, from $6.17 million one year ago.

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

For additional information, see Note 4 of the Notes to Unaudited Consolidated Financial Statements contained in “Item 1, Financial Statements.”

Non-interest Income: Total non-interest income increased by $113,000, or 3.9%, to $2.99 million for the quarter ended June 30, 2026 from $2.88 million for the quarter ended June 30, 2025. This increase was primarily due to a $75,000 increase in BOLI net earnings, a $73,000 increase in servicing income on loans sold and smaller increases in several other categories. These increases were partially offset by a $69,000 decrease in ATM and debit card interchange fees, primarily due to lower transaction volume and smaller decreases in several other categories.

Total non-interest income for the nine months ended June 30, 2026 increased $301,000, or 3.6%, to $8.56 million from $8.26 million for the nine months ended June 30, 2025. This increase was primarily due to a $161,000 increase in gain on sale of loans, a $136,000 increase in servicing income on loans sold and smaller increases in several other categories. These increases were partially offset by a $188,000 decrease in ATM and debit card interchange fees, a $45,000 decrease in service charges on deposits and smaller decreases in several other categories.

Non-interest Expense:  Total non-interest expense increased by $471,000, or 4.2%, to $11.64 million for the quarter ended June 30, 2026 from $11.17 million for the quarter ended June 30, 2025. This increase was mainly due to a $558,000 increase in salaries and employee benefits due to compensation increases and the filling of open lending positions, a $116,000 increase in technology and communications expense and a $109,000 increase in premises and equipment expense. These increases were partially offset by a $126,000 decrease in ATM and debit card interchange expense, a $117,000 decrease in state and local taxes expense and smaller changes in several other expense categories.

The efficiency ratio for the current quarter improved to 53.40% compared to 54.48% for the comparable quarter one year ago. The improvement in the efficiency ratio was due to a $1.30 million increase in total revenue driven primarily by higher net interest income, which more than offset a $471,000 increase in non-interest expense.

Total non-interest expense increased $1.30 million, or 3.9%, to $34.73 million for the nine months ended June 30, 2026 from $33.43 million for the nine months ended June 30, 2025. The increase was primarily due to a $1.41 million increase in salaries and employee benefits, due to annual compensation increases and the filling of open lending positions and a $275,000 increase in premises and equipment expense due to the opening of the University Place branch in January 2026. These increases were partially offset by a $116,000 decrease in ATM and debit card processing expense and a $115,000 decrease in professional fees.

The efficiency ratio improved to 53.79% for the nine months ended June 30, 2026 from 55.65% for the nine months ended June 30, 2025, reflecting growth in net interest income that outpaced the increase in non-interest expense.

Provision for Income Taxes: The provision for income taxes increased by $138,000, or 7.7%, to $1.93 million for the quarter ended June 30, 2026 from $1.79 million for the quarter ended June 30, 2025. The increase in the provision for income taxes was primarily due to higher pre-tax income. The Company's effective income tax rate was 20.0% for the quarter ended June 30, 2026 and 20.1% for the quarter ended June 30, 2025. The provision for income taxes increased by $559,000, or 10.7%, to $5.77 million for the nine months ended June 30, 2026 from $5.21 million for the nine months ended June 30, 2025. The increase was primarily due to higher pre-tax income. The Company's effective tax rate was 20.0% for the nine months ended June 30, 2026 compared to 20.1% for the nine months ended June 30, 2025.

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

The Bank maintains an adequate level of liquidity to ensure that sufficient funds are available to fund its operations. It generally holds sufficient cash and short-term investments to meet short-term liquidity needs. At June 30, 2026, the Bank's regulatory liquidity ratio (net cash, and short-term and marketable assets, as a percentage of net deposits and short-term liabilities) was 16.36%. The Bank maintains a credit facility with the FHLB providing immediately available borrowings of up to 45% of total assets, limited by available collateral. At June 30, 2026, the Bank had a total of $713.60 million available for borrowings with the FHLB of which $10.00 million was outstanding. Additionally, the Bank maintains a short-term borrowing line with the FRB, with total credit based on eligible collateral, under the Borrower-in-Custody program with $87.40 million available and no outstanding balance at June 30, 2026. The Bank also maintains a $50.00 million overnight borrowing line with Pacific Coast Bankers' Bank ("PCBB") and a $25.00 million overnight borrowing line with Zions Bank with no outstanding balance on either borrowing line at June 30, 2026. Subject to market conditions, the Bank may utilize these borrowing facilities to fund loan originations and deposits withdrawals, satisfy other financial commitments, repay maturing debt and to pursue investment opportunities as appropriate.

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

The Bank's primary investing activity is the origination of loans and, to a lesser extent, the purchase of investment securities. During the nine months ended June 30, 2026 and 2025, the Bank originated $277.85 million and $210.81 million of loans, respectively. At June 30, 2026, the Bank had undisbursed lines of credit and commitments to extend credit totaling $164.80 million and undisbursed construction loans in process totaling $100.28 million.  Investment securities purchased during the nine months ended June 30, 2026 and 2025 totaled $31.82 million and $45.99 million, respectively.

The Bank’s liquidity is also affected by the volume of loans sold and loan principal payments.  During the nine months ended June 30, 2026 and 2025, the Bank sold $31.59 million and $13.60 million, respectively, in loans and loan participation interests.  During the nine months ended June 30, 2026 and 2025, the Bank received $262.72 million and $170.45 million in principal repayments, respectively.

The Bank's liquid assets in the form of cash and cash equivalents, CDs held for investment, and investment securities available for sale (including equity securities) increased to $345.39 million at June 30, 2026 from $328.89 million at September 30, 2025. CDs that are scheduled to mature in less than one year from June 30, 2026 totaled $436.41 million. Historically, the Bank has been able to retain a significant amount of its deposits as they mature.

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

For the remainder of the 2026 fiscal year, the Bank projects that fixed commitments will include approximately $123,000 of operating lease payments. At June 30, 2026, one $5.00 million FHLB borrowing is scheduled to mature during fiscal year 2026. In addition, at June 30, 2026, the Bank had other future obligations and accrued expenses totaling $9.75 million.

The Bank's management believes that the liquid assets combined with the available lines of credit provide adequate liquidity to meet current financial obligations for at least the next 12 months.

Timberland Bancorp is a separate legal entity from the Bank and must provide for its own liquidity and pay its own operating expenses. In addition to is operating expenses, Timberland Bancorp is responsible for paying dividends declared on its common stock, if any, and funding stock repurchases. Sources of capital and liquidity for Timberland Bancorp include distributions from the Bank and the issuance of debt or equity securities. However, the Bank’s ability to pay dividends is subject to regulatory limitations, including capital adequacy requirements and supervisory approval under certain circumstances. The Bank maintains strong capital levels and earnings capacity, which support its ability to upstream dividends to Timberland Bancorp, subject to applicable regulatory constraints. At June 30, 2026, Timberland Bancorp (on an unconsolidated basis) had liquid assets of $958,000.

The Company currently expects to continue its practice of paying quarterly cash dividends on its common stock, subject to the discretion of the Board of Directors, which may modify or discontinue this practice at any time and for any reason without prior notice. The cash dividend rate announced on July 28, 2026 and payable on August 24, 2026 is $0.30 per share, a level the Company believes appropriately balances the objectives of investing in the Bank and returning capital to shareholders. Based on the number of shares outstanding as of June 30, 2026, continued payment at this rate would result in an average total quarterly dividend of approximately $2.33 million.

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

Consistent with the Bank's goals to operate a sound and profitable organization, it is the Bank's policy to maintain a "well-capitalized" status under the regulatory capital categories of the FDIC. Based on capital levels at June 30, 2026, the Bank was considered to be "well-capitalized" under applicable regulatory requirements. Management monitors the capital levels to provide for current and future business opportunities and to maintain the Bank's "well-capitalized" status.

The following table compares the Bank’s actual capital amounts at June 30, 2026, to its minimum regulatory capital requirements at that date (dollars in thousands):

	Actual		Regulatory Minimum To Be “Adequately Capitalized”		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$259,451	12.85%	$80,747	4.00%	$100,933	5.00%
Risk-based Capital Ratios:
Common equity Tier 1 capital	259,451	19.55	59,724	4.50	86,267	6.50
Tier 1 capital	259,451	19.55	79,632	6.00	106,175	8.00
Total capital	276,078	20.80	106,175	8.00	132,719	10.00

In addition to the minimum common equity Tier 1 ("CET1"), Tier 1 and total capital ratios, the Bank is required to maintain a capital conservation buffer consisting of additional CET1 capital greater than 2.5% of risk-weighted assets above the required minimum capital levels. Failure to maintain the required buffer could result in limitations on the Bank’s ability to pay dividends, repurchase shares, and pay discretionary bonuses, based on specified percentages of eligible retained income. At June 30, 2026, the Bank’s capital exceeded the conservation buffer.

Timberland Bancorp, Inc. is a bank holding company registered with the Federal Reserve and is subject to capital adequacy requirements under the Bank Holding Company Act of 1956, as amended, and the regulations of the Federal Reserve. For bank holding companies with less than $3.0 billion in consolidated assets (as of June 30th of the preceding year), the Federal Reserve capital guidelines are generally applied on a bank only basis. In such cases, the Federal Reserve expects the subsidiary bank to be well capitalized under the prompt corrective action regulations. If Timberland Bancorp, Inc. were subject to regulatory guidelines for bank holding companies with $3.0 billion or more in assets, at June 30, 2026, Timberland Bancorp, Inc. would have exceeded all regulatory requirements. The following table presents for informational purposes the regulatory capital ratios for Timberland Bancorp, Inc. as of June 30, 2026 (dollars in thousands):

	Actual
	Amount	Ratio
Leverage Capital Ratio:
Tier 1 capital	$260,316	12.82%
Risk-based Capital Ratios:
Common equity Tier 1 capital	260,316	19.61
Tier 1 capital	260,316	19.61
Total capital	276,944	20.87

Key Financial Ratios and Data

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
PERFORMANCE RATIOS:
Return on average assets	1.51%	1.47%	1.52%	1.44%
Return on average equity	11.42%	11.23%	11.49%	11.07%
Net interest margin	3.85%	3.80%	3.84%	3.74%
Efficiency ratio	53.40%	54.48%	53.79%	55.65%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
There were no material changes in information concerning market risk from the information provided in the Company’s 2025 Form 10-K.

Item 4.  Controls and Procedures

(a)Evaluation of Disclosure Controls and Procedures:  An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) was carried out under the supervision and with the participation of the Company’s Chief Executive Officer (principal executive officer), Chief Financial Officer (principal financial officer) and other members of the Company’s senior management as of the end of the period covered by this report.  The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2026, the Company’s disclosure controls and procedures were effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner to allow timely decisions regarding required disclosure, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)Changes in Internal Controls:  There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)    Not applicable

(b)    Not applicable

(c)    Stock Repurchases

The following table sets forth the shares repurchased by the Company during the quarter ended June 30, 2026:

Period	Total No. of Shares Repurchased	Average Price Paid Per Share	Total No. of Shares Purchased as Part of Publicly Announced Plan	Maximum No. of Shares that May Yet Be Purchased Under the Plan (1)
04/01/2026 - 04/30/2026	—	$—	—	227,977
05/01/2026 - 05/31/2026	52,288	40.29	52,288	175,689
06/01/2026 - 06/30/2026	17,712	41.11	17,712	157,977
Total	70,000	$40.49	70,000	157,977

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

Item 3.      Defaults Upon Senior Securities
Not applicable.

Item 4.     Mine Safety Disclosures
Not applicable.

Item 5.     Other Information
a.None to be reported.
b.None to be reported.
c.During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following materials from Timberland Bancorp Inc's Quarterly Report 10-Q for the quarter ended June 30, 2026 formatted on Extensible Business Reporting Language (XBRL) (a) Consolidated Balance Sheets; (b) Consolidated Statements of Income; (c) Consolidated Statements of Comprehensive Income; (d) Consolidated Statements of Shareholders' Equity; (e) Consolidated Statements of Cash Flows; and (f) Notes to Unaudited Consolidated Financial Statements

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

Timberland Bancorp, Inc.

Date: August 7, 2026	By: /s/ Dean J. Brydon
Dean J. Brydon
Chief Executive Officer
(Duly Authorized Officer)

Date: August 7, 2026	By: /s/Marci A. Basich
Marci A. Basich
Chief Financial Officer
(Principal Financial Officer)